Form 10-Q
period 1996-03-31
BLONDER TONGUE LABORATORIES INC
filed 1996-05-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      --------------------------------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
         ____________.



Commission file number 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                  52-1611421
- - -------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

One Jake Brown Road, Old Bridge, New Jersey                  08857
- - --------------------------------------------             -------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (908) 679-4000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_    No___




Number of shares of common stock, par value $.001, outstanding as of March 31, 1996: 8,133,196.


                   The Exhibit Index appears on page 10 of 10.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)



                                                                                   March 31,   Dec. 31,
                                                                                     1996        1995
                                                                                  ----------   ---------
                                                                                  (unaudited)
              Assets (Note 5)
Current assets:
  Cash..........................................................................   $     79    $    477
  Accounts receivable, net of allowance for doubtful
    accounts of $172 and $205, respectively.....................................     10,323       9,155
  Inventories (Note 4)..........................................................     15,946      13,390
  Other current assets .........................................................        391         906
  Deferred income taxes.........................................................        228         137
                                                                                  ---------   ---------
              Total current assets..............................................     26,967      24,065
Property, plant and equipment, net of accumulated
    depreciation and amortization...............................................      6,784       6,486
Other assets....................................................................      1,155       1,253
                                                                                  ---------   ---------
                                                                                    $34,906     $31,804
                                                                                  =========   =========

              Liabilities and Stockholders' Equity
Current liabilities:
  Revolving line of credit (Note 5).............................................    $ 4,444     $ 2,709
  Current portion of long-term debt.............................................        219         221
  Accounts payable..............................................................      2,798       4,630
  Accrued compensation..........................................................      1,259         843
  Other accrued expenses........................................................        997         729
  Income taxes..................................................................        469         526
                                                                                  ---------   ---------
              Total current liabilities.........................................     10,186       9,658
                                                                                  ---------   ---------
Deferred income taxes...........................................................        472         482
Long-term debt, including related party debt of $1,591..........................      2,230       1,924
Commitments and contingencies (Note 6)..........................................         --          --
Stockholders' equity (Note 7):
  Preferred stock, $.001 par value; authorized 5,000,000 shares;
    no shares outstanding.......................................................         --          --
  Common stock, $.001 par value; authorized 25,000,000 shares,
    7,919,285 shares issued and outstanding at December 31, 1995 and
    8,133,196 shares issued and outstanding at March 31, 1996...................          8           8
  Paid-in capital...............................................................     21,234      19,546
  Retained earnings.............................................................        776         186
                                                                                  ---------   ---------
              Total stockholders' equity........................................     22,018      19,740
                                                                                  ---------   ---------
                                                                                    $34,906     $31,804
                                                                                  =========   =========


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)



                                                                            Three Months Ended March 31,
                                                                         -----------------------------------
                                                                              1996                 1995
                                                                         --------------       --------------

Net sales.......................................................                $11,572              $11,864
Cost of goods sold..............................................                  7,615                7,322
                                                                         --------------       --------------
    Gross profit................................................                  3,957                4,542
                                                                         --------------       --------------
Operating expenses:
    Selling expenses............................................                  1,215                1,086
    General and administrative..................................                  1,070                1,172
    Research and development....................................                    523                  459
                                                                         --------------       --------------
                                                                                  2,808                2,717
                                                                         --------------       --------------
Earnings from operations........................................                  1,149                1,825
                                                                         --------------       --------------

Other income (expense):
    Interest expense............................................                   (165)                (212)
    Other income................................................                     --                   21
                                                                         --------------       --------------
                                                                                   (165)                (191)
                                                                         --------------       --------------
Earnings before income taxes....................................                    984                1,634
Provision for income taxes......................................                    394                   83
                                                                         --------------       --------------
    Net earnings................................................               $    590              $ 1,551
                                                                         ==============       ==============
Net earnings per share.........................................                $   0.07
                                                                         ==============
Weighted average shares outstanding............................                   8,266
                                                                         ==============
Pro forma data (Note 3):
    Historical earnings before income taxes.....................                                     $ 1,634
    Pro forma provision for income taxes........................                                         654
                                                                                              --------------
        Net earnings ...........................................                                     $   980
                                                                                              ==============
Pro forma net earnings per share................................                                     $  0.16
                                                                                              ==============
Weighted average shares outstanding.............................                                       5,967
                                                                                              ==============


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                       ----------------------
                                                                                         1996         1995
                                                                                       ---------    ---------

Cash Flows From Operating Activities:
  Net earnings..................................................................         $   590      $ 1,551
  Adjustments to reconcile net earnings to cash
    used in operating activities:
      Depreciation and amortization.............................................             281           72
      Provision for doubtful accounts...........................................             (33)          76
      Deferred income taxes.....................................................            (101)          --
      Changes in operating assets and liabilities:
        Accounts receivable.....................................................          (1,135)      (4,940)
        Inventories.............................................................          (2,556)      (1,470)
        Other current assets....................................................             515           14
        Other assets............................................................              54           55
        Income taxes............................................................             (57)          74
        Accounts payable and accrued expenses...................................          (1,148)       1,882
                                                                                       ---------    ---------
         Net cash used in operating activities..................................          (3,590)      (2,686)
                                                                                       ---------    ---------
Cash Flows From Investing Activities:
  Capital expenditures..........................................................            (535)         (85)
                                                                                       ---------    ---------
         Net cash used in investing activities..................................            (535)         (85)
                                                                                       ---------    ---------
Cash Flows From Financing Activities:
  Net borrowings under revolving line of credit.................................           1,735        2,982
  Proceeds from long-term debt..................................................             412           --
  Repayments of long-term debt..................................................            (108)        (218)
  Proceeds from sale of common stock............................................           1,688           --
  Distributions paid to stockholders............................................              --         (428)
                                                                                       ---------    ---------
         Net cash provided by financing activities..............................           3,727        2,336
                                                                                       ---------    ---------
Net Decrease In Cash............................................................            (398)        (435)
Cash, beginning of period.......................................................             477          502
                                                                                       ---------    ---------
Cash, end of period.............................................................        $     79      $    67
                                                                                       =========    =========
Supplemental Cash Flow Information:
  Cash paid for interest........................................................        $    154      $   193
  Cash paid for income taxes....................................................             305           10
                                                                                       =========    =========
Non-cash transactions:
  Accrued dividends.............................................................              --        1,728
                                                                                       =========    =========

          See accompanying notes to consolidated financial statements.

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (unaudited)



Note 1 - Company and Basis of Presentation

     Blonder Tongue Laboratories, Inc. (the "Company") is a manufacturer of television and satellite signal distribution equipment supplied to the private cable television and broadcast industries. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and subsidiaries as discussed below. Significant intercompany accounts and transactions have been eliminated in consolidation.

    The results for the first quarter of 1996 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at March 31, 1996. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

Note 2 - Reorganization and Recapitalization

    On December 11, 1995, the Company acquired Blonder Tongue International, Inc. (BTI). BTI was an S Corporation formed in 1994 by the stockholders of the Company. The acquisition was consummated by contribution of BTI's shares to the Company. The acquisition was accounted for at historical cost similar to a pooling of interests, due to the common control exercised over the entities by related parties. The accompanying consolidated financial statements have been restated for the period ended March 31, 1995. As a result of the acquisition of BTI, the S Corporation elections for both BTI and the Company automatically terminated on December 11, 1995.

    On October 3, 1995, the Board of Directors and stockholders approved the following actions in connection with the Company's initial public offering, which actions were implemented on December 11, 1995:

    Authorized capital consisting of 25 million shares of $.001 par value common stock and 5 million shares of $.001 par value preferred stock. The preferred stock may be issued in one or more series with such rights, preferences and limitations as the Board of Directors of the Company may determine.

    Declared a 2,011 for 1 stock split for the common stock. The consolidated financial statements reflect the impact of the stock split for all periods presented.

Note 3 - Pro Forma Presentations

    The income tax provision for the period ended March 31, 1995 has been calculated as if the Company were taxable as a C Corporation under the Internal Revenue Code.

    Pro forma net earnings per share is based on the weighted average number of common stock shares and common stock equivalent shares outstanding during each period, as adjusted for the effects of the application of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83 (53 for March 31,
1995). Pursuant to SAB No. 83, options granted within one year of the initial public offering which have an exercise price less than the initial public offering price are treated as outstanding for all periods presented. Pro forma net earnings per share is computed using the treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the assumed exercise of such options to repurchase shares of the Company's common stock at the initial public offering price.

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (unaudited)


Note 4 - Inventories

    Inventories are summarized as follows:

                                                    March 31,       Dec. 31,
                                                       1996           1995
                                                   ------------    ----------
  Raw Materials................................        $  9,088      $  7,293
  Work in process..............................           2,819         2,786
  Finished Goods...............................           4,039         3,311
                                                   ------------    ----------
                                                        $15,946       $13,390
                                                   ============    ==========

Note 5 - Line of Credit

     The Company has a $15 million line of credit with a bank on which funds may be borrowed at the bank's prime rate (8.25% at March 31, 1996). As of March 31, 1996, the Company had drawn down $4,444 under the line of credit for working capital needs. Borrowings under the line of credit are limited based on a percentage of accounts receivable and inventory. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions as to the amount of capital expenditures and investments and requires the Company to maintain certain financial ratios. The line of credit is renewable on June 30, 1996.

Note 6 - Commitments and Contingencies

     In the first quarter of 1996, the Company entered into three five-year capital lease agreements for certain machinery and equipment totaling $929. As of March 31, 1996, progress payments totaling $387 have been made.

Note 7 - Stockholders' Equity

     In January 1996, 182 shares of Common Stock were sold at a price of $9.50 per share pursuant to the exercise of the underwriters' over-allotment option which generated net proceeds of approximately $1,606. The proceeds were used for working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Development

     On March 31, 1996, the Company entered into an agreement with Pacific Bell and Pacific Telesis Video Services for the development and production of modified versions of its VideoMask(TM) interdiction product. Pacific will install both the specially designed single-family-dwelling and the multiple dwelling units in its advanced communications network now being field tested in San Jose, California. The agreement covers five years with initial shipments expected in late 1996.

First three months of 1996 Compared with first three months of 1995

     Net Sales. Net sales decreased $292,000, or 2.5%, to $11,572,000 in the first three months of 1996 from $11,864,000 in the first three months of 1995. International sales accounted for $789,000 (6.8% of total sales) for the first three months of 1996 compared to $1,444,000 (12.2% of total sales) for the first three months of 1995. Net sales included approximately $270,000 of VideoMask(TM) interdiction equipment. Longer than anticipated accelerated life testing of the Company's new VideoMask(TM) interdiction product delayed production until early March 1996. Net sales also included $300,000 under the Company's agreement to supply interdiction equipment to Pacific Bell.

     The decrease in sales was primarily attributed to a softening in demand for products in the MDU market and lower international sales. Sales in the Lodging market remained strong during the period. In mid February 1996, payments on its account by Interactive Cable Systems, Inc. ("ICS"), one of the Company's largest customers, slowed. Shipments to this customer for the first quarter were monitored to coincide with collections from such customer for the same period. Commencing at the end of the first quarter, the Company delayed further shipments to this customer pending an improvement in its account aging and a reduction in its outstanding account balance.

     Cost of Goods Sold. Cost of goods sold increased to $7,615,000 for the first three months of 1996 from $7,322,000 for the first three months of 1995 and also increased as a percentage of sales to 65.8% from 61.7%. The increase was caused primarily by a higher proportion of sales during the period being comprised of lower margin products.

     Selling Expenses. Selling expenses increased to $1,215,000 in the first three months of 1996 from $1,086,000 in the first three months of 1995, primarily due to increased costs incurred for advertising, marketing materials and trade shows.

     General and Administrative Expenses. General and administrative expenses decreased to $1,070,000 in the first three months of 1996 from $1,172,000 for the first three months of 1995 and decreased as a percentage of sales to 9.2% in the first three months of 1996 from 9.9% for the first three months of 1995. The $102,000 decrease can be attributed to a reduction in rent expense, net of increased depreciation, as a result of the purchase of the manufacturing facility and a decline in salaries due to a head count reduction, offset by an increase in expenditures for professional services and insurance.

     Research and Development Expenses. Research and development expenses increased 13.9% to $523,000 in the first three months of 1996 from $459,000 in the first three months of 1995, primarily due to an increase in purchased engineering services and increased expenditures related to the VideoMask(TM) interdiction product line. Research and development expenses also increased as a percentage of sales to 4.5% from 3.9% and the Company anticipates continuing to increase its research and development expenditures.

     Operating Income. Operating income decreased 37% to $1,149,000 for the first three months of 1996 from $1,825,000 for the first three months of 1995. Operating income as a percentage of sales decreased to 9.9% in the first three months of 1996 from 15.4% in the first three months of 1995.

     Interest and Other Expenses. Other expenses, net, decreased to $165,000 in the first three months of 1996 from $191,000 in the first three months of 1995. These expenses in the first three months of 1996 consisted of interest expense in the amount of $165,000. Other expenses in the first three months of 1995 consisted of interest expense of $212,000, offset by $21,000 of other income.

     Income Taxes. The Company with the consent of its stockholders elected to be taxed as an S Corporation for federal income tax purposes since its organization. As a consequence, the taxable net earnings of the Company were taxed as income to the Company's stockholders in proportion to their individual stockholdings, and the payment of federal income taxes on such proportionate share of the Company's taxable earnings is the personal obligation of each stockholder. The Company's status as an S Corporation terminated on December 11, 1995, and as a result the Company is now a C Corporation for income tax purposes. As a C Corporation, the Company is currently taxed at a combined effective rate of 40% based upon current federal and state income tax regulations. Had the Company been taxable as a C Corporation for the first quarter of 1995, pro forma income taxes and pro forma net earnings after taxes would have been $654,000 and $980,000, respectively, for the period ended March 31, 1995.

Liquidity and Capital Resources

     As of March 31, 1996, the Company's working capital was $16,781,000, compared to $14,407,000 as of December 31, 1995. The increase in working capital is primarily attributable to a $1,606,000 equity capital infusion as a result of the exercise by the Company's underwriters of their over-allotment option in connection with the Company's initial public offering of Common Stock. These additional proceeds were applied against the outstanding balance under the Company's revolving line of credit. Historically, the Company has satisfied its cash requirements primarily from net cash provided by operating activities and from borrowings under its line of credit.

     The Company's net cash used in operating activities for the three-month period ended March 31, 1996 was $3,590,000, including $2,556,000 to fund the increase in inventory, compared to cash used in operating activities for the three-month period ended March 31, 1995, which was $2,686,000. Cash flows from operating activities have been negative, due primarily to increases in accounts receivable and inventory aggregating $3,691,000, resulting in part from slow payment by ICS during such period, and the Company's decision to delay shipments to such customer until its account aging had improved, and a reduction in accounts payable of $1,832,000 offset by an increase of $684,000 in accrued expenses. Approximately $838,000 of accounts receivable outstanding at March 31, 1996 was due from ICS for more than 60 days.

     Cash used in investing activities was $535,000, substantially all of which is attributable to capital expenditures for new equipment. During 1996 the Company anticipates incurring capital expenditures relating to certain improvements to the Old Bridge Facility in the amount of approximately $150,000. The Company anticipates additional capital expenditures during calendar year 1996 aggregating, approximately $1,599,000, $560,000 of which will be used for the purchase of several high speed robotic insertion machines to be used primarily in the manufacture of circuit boards for the Company's new VideoMask(TM) product line and the balance of which will be used for the purchase of other automated assembly and test equipment. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 1997.

     Cash provided by financing activities was $3,727,000 for the first three months of 1996, comprised primarily of debt proceeds, net of repayments, of $2,039,000, net proceeds from the Company's sale of an additional 181,735 shares of Common Stock pursuant to an over-allotment option relating to the Company's initial public offering of $1,606,000 and an additional $82,000 relating to the exercise of stock options.

     As of March 31, 1996, the Company's outstanding balance under its line of credit was $4,444,000. This loan is secured by substantially all of the Company's assets. In October, 1995, the Company's line of credit was increased to $15,000,000. The credit line expires on June 30, 1996, bears interest at Meridian Bank's prime rate (8.25% as of April 29, 1996), and is subject to certain covenants, including the maintenance of certain financial ratios and limitations on capital expenditures and payment of dividends.

     The Company has signed a commitment letter with its bank to borrow approximately $2,800,000 secured by its principal office/manufacturing facility located in Old Bridge, New Jersey. Closing of the loan transaction pursuant to the commitment letter is subject to fulfillment of various conditions which are normal and customary in transactions of this type. Proceeds of the loan will be applied against the outstanding balance of the Company's revolving line of credit.

     The Company currently anticipates that the cash generated from operations, existing cash balances and amounts available under its existing or a replacement line of credit, will be sufficient to satisfy its foreseeable working capital needs.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending or, to the knowledge of management, threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the first quarter ended March 31, 1996 through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits are listed in the Exhibit Index appearing at page 10 herein.

(b)  No reports on Form 8-K were filed in the quarter ended March 31, 1996.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BLONDER TONGUE LABORATORIES, INC.,

Date: May 15, 1996                By: /s/  JAMES A. LUKSCH
                                      ----------------------------------------
                                         James A. Luksch
                                         President and Chief Executive Officer

                                  By: /s/  PETER PUGIELLI
                                      ----------------------------------------
                                         Peter Pugielli, Senior Vice President
                                         -- Finance

                                  EXHIBIT INDEX

   Exhibit #                        Description                                     Sequential Page Number
   ---------                        -----------                                     ----------------------
      3.1      Restated Certificate of Incorporation of Blonder            Incorporated by reference from Exhibit
               Tongue Laboratories, Inc.                                   3.1 to S-1 Registration Statement No. 33-
                                                                           98070 originally filed October 12, 1995,
                                                                           as amended.

      3.2      Restated Bylaws of Blonder Tongue Laboratories,             Incorporated by reference from Exhibit
               Inc.                                                        3.2 to S-1 Registration Statement No. 33-
                                                                           98070 originally filed October 12, 1995,
                                                                           as amended.

      27       Financial Data Schedule                                     Electronic Filing only.
