Form 10-Q
period 1996-06-30
BLONDER TONGUE LABORATORIES INC
filed 1996-08-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
         _______.



Commission file number 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                    52-1611421
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


    One Jake Brown Road, Old Bridge, New Jersey                  08857
    -------------------------------------------                ----------
      (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (908) 679-4000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ----   ---



Number of shares of common stock, par value $.001, outstanding as of August 9, 1996: 8,166,685.


                   The Exhibit Index appears on page 14 of 14.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                                        June 30,            Dec. 31,
                                                                                                          1996                1995
                                                                                                      -----------           --------
                                                                                                      (unaudited)
              Assets (Note 5)
Current assets:
  Cash .......................................................................................            $   181            $   477
  Accounts receivable, net of allowance for doubtful
    accounts of $215 and $205, respectively ..................................................              8,859              9,155
  Inventories (Note 4) .......................................................................             17,213             13,390
  Other current assets .......................................................................                351                906
  Deferred income taxes ......................................................................                326                137
                                                                                                          -------            -------
              Total current assets ...........................................................             26,930             24,065
Property, plant and equipment, net of accumulated
    depreciation and amortization ............................................................              7,041              6,486
Other assets .................................................................................              1,128              1,253
                                                                                                          -------            -------
                                                                                                          $35,099            $31,804
                                                                                                          =======            =======

              Liabilities and Stockholders' Equity
Current liabilities:
  Revolving line of credit (Note 5) ..........................................................            $ 3,238            $ 2,709
  Current portion of long-term debt ..........................................................                455                221
  Accounts payable ...........................................................................              1,129              4,630
  Accrued compensation .......................................................................                977                843
  Other accrued expenses .....................................................................                934                729
  Income taxes ...............................................................................                 67                526
                                                                                                          -------            -------
              Total current liabilities ......................................................              6,800              9,658
                                                                                                          -------            -------
Deferred income taxes ........................................................................                464                482
Long-term debt, including related party debt of $1,591 .......................................              4,926              1,924
Commitments and contingencies (Note 7) .......................................................                 --                 --
Stockholders' equity (Note 8):
  Preferred stock, $.001 par value; authorized 5,000,000 shares;
    no shares outstanding ....................................................................                 --                 --
  Common stock, $.001 par value; authorized 25,000,000 shares,
    7,919,285 shares issued and outstanding at December 31, 1995 and
    8,155,400 shares issued and outstanding at June 30, 1996 .................................                  8                  8
  Paid-in capital ............................................................................             21,318             19,546
  Retained earnings ..........................................................................              1,583                186
                                                                                                          -------            -------
              Total stockholders' equity .....................................................             22,909             19,740
                                                                                                          -------            -------
                                                                                                          $35,099            $31,804
                                                                                                          =======            =======


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                   Three Months Ended June 30,              Six Months Ended June 30,
                                               -----------------------------------     ------------------------------------
                                                    1996                1995                 1996                1995
                                               ---------------     ---------------     -----------------    ---------------
Net sales...................................           $11,693             $15,394               $23,265            $27,258
Cost of goods sold..........................             7,153               9,534                14,768             16,856
                                                       -------             -------               -------            -------
  Gross profit..............................             4,540               5,860                 8,497             10,402
                                                       -------             -------               -------            -------
Operating expenses:
  Selling expenses..........................             1,323               1,275                 2,538              2,361
  General and administrative................             1,244               1,362                 2,314              2,534
  Research and development..................               431                 429                   954                888
                                                       -------             -------               -------            -------
                                                         2,998               3,066                 5,806              5,783
                                                       -------             -------               -------            -------
Earnings from operations....................             1,542               2,794                 2,691              4,619
                                                       -------             -------               -------            -------
Other income (expense):
  Interest expense..........................              (202)               (342)                 (367)              (554)
  Other income..............................                --                  10                    --                 31
                                                       -------             -------               -------            -------
                                                          (202)               (332)                 (367)              (523)
                                                       -------             -------               -------            -------
Earnings before income taxes................             1,340               2,462                 2,324              4,096
Provision for income taxes..................               533                 126                   927                209
                                                       -------             -------               -------            -------
  Net earnings..............................          $    807             $ 2,336              $  1,397            $ 3,887
                                                      ========             =======              ========            =======

Net earnings per share......................          $   0.10                                  $   0.17
                                                      ========                                  ========
Weighted average shares outstanding.........             8,319                                     8,293
                                                      ========                                  ========
Pro forma data (Note 3):
  Historical earnings before income taxes...                               $ 2,462                                  $ 4,096
  Pro forma provision for income taxes......                                   984                                    1,638
                                                                           -------                                    -----
    Net earnings............................                               $ 1,478                                  $ 2,458
                                                                           =======                                  =======
Pro forma net earnings per share............                               $  0.25                                  $  0.41
                                                                           =======                                  =======
Weighted average shares outstanding.........                                 5,967                                    5,967
                                                                           =======                                  =======



          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                                 ----------------------
                                                                                                   1996         1995
                                                                                                 ---------    ---------
Cash Flows From Operating Activities:
  Net earnings............................................................................         $ 1,397      $ 3,887
  Adjustments to reconcile net earnings to cash
    used in operating activities:
      Depreciation and amortization.......................................................             538          158
      Provision for doubtful accounts.....................................................             105           76
      Deferred income taxes...............................................................            (207)          --
      Changes in operating assets and liabilities:
        Accounts receivable...............................................................             191      (10,834)
        Inventories.......................................................................          (3,823)      (1,943)
        Other current assets..............................................................             555          (35)
        Other assets......................................................................              30         (131)
        Income taxes......................................................................            (459)         196
        Accounts payable and accrued expenses.............................................          (3,162)       4,582
                                                                                                    ------        -----
         Net cash used in operating activities............................................          (4,835)      (4,044)
                                                                                                    ------        -----
Cash Flows From Investing Activities:
  Capital expenditures....................................................................            (998)        (306)
                                                                                                    ------        -----
         Net cash used in investing activities............................................            (998)        (306)
                                                                                                    ------        -----
Cash Flows From Financing Activities:
  Net borrowings under revolving line of credit...........................................             529        6,766
  Proceeds from long-term debt............................................................           3,419           --
  Repayments of long-term debt............................................................            (183)        (426)
  Proceeds from sale of common stock......................................................           1,772           --
  Distributions paid to stockholders......................................................              --       (2,367)
                                                                                                    ------        -----
         Net cash provided by financing activities........................................           5,537        3,973
                                                                                                    ------        -----
Net Decrease In Cash......................................................................            (296)        (377)
Cash, beginning of period.................................................................             477          502
                                                                                                    ------        -----
Cash, end of period.......................................................................         $   181      $   125
                                                                                                   =======      =======
Supplemental Cash Flow Information:
  Cash paid for interest..................................................................         $   316      $   477
  Cash paid for income taxes..............................................................           1,301           --
                                                                                                   =======      =======
Non-cash transactions:
  Accrued dividends.......................................................................              --        1,897
                                                                                                   =======      =======

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

    The results for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at June 30, 1996. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

Note 2 - Reorganization and Recapitalization

    On December 11, 1995, the Company acquired Blonder Tongue International, Inc. (BTI). BTI was an S Corporation formed in 1994 by the stockholders of the Company. The acquisition was consummated by contribution of BTI's shares to the Company. The acquisition was accounted for at historical cost similar to a pooling of interests, due to the common control exercised over the entities by related parties. The accompanying consolidated statements of earnings and of cash flows have been restated for the period ended June 30, 1995. As a result of the acquisition of BTI, the S Corporation elections for both BTI and the Company automatically terminated on December 11, 1995.

    The Company is planning to sell substantially all of the assets of BTI. This transaction is not expected to have a material impact on the Company's operating results.

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


Note 3 - Pro Forma Presentations

    The income tax provision for the period ended June 30, 1995 has been calculated as if the Company were taxable as a C Corporation under the Internal Revenue Code.

    Pro forma net earnings per share is based on the weighted average number of common stock shares and common stock equivalent shares outstanding during each period, as adjusted for the effects of the application of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83 (53 for June 30,
1995). Pursuant to SAB No. 83, options granted within one year of the initial public offering which have an exercise price less than the initial public offering price are treated as outstanding for all periods presented. Pro forma

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (unaudited)



net earnings per share is computed using the treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the assumed exercise of such options to repurchase shares of the Company's common stock at the initial public offering price.

Note 4 - Inventories

    Inventories are summarized as follows:

                                                     June 30,           Dec. 31,
                                                       1996               1995
                                                     -------            --------
Raw Materials ..........................             $ 9,140            $  7,293
Work in process ........................               3,132               2,786
Finished Goods .........................               4,941               3,311
                                                     -------            --------
                                                     $17,213            $ 13,390
                                                     =======            ========

Note 5 - Line of Credit

  The Company has a $15 million line of credit with a bank on which funds may be borrowed at the bank's prime rate (8.25% at June 30, 1996). As of June 30, 1996, the Company had drawn down $3,238 under the line of credit for working capital needs. Borrowings under the line of credit are limited based on a percentage of accounts receivable and inventory. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions as to the amount of capital expenditures and investments and requires the Company to maintain certain financial ratios. The line of credit expired on June 30, 1996, however, the Company was granted a three month extension of the line of credit during which time the terms of a new line of credit will be negotiated. The terms of the extension are the same as the terms under the original line of credit.

Note 6 - Debt

  On May 24, 1996, the Company borrowed $2.8 million for a 10-year term secured by a mortgage against the Company's manufacturing and administrative facility located in Old Bridge, New Jersey. The interest rate is fixed at 7.25% for three years and may be negotiated to another fixed rate or remain variable for the remaining seven years of the mortgage.

Note 7 - Commitments and Contingencies

  In the first quarter of 1996, the Company entered into three five-year capital lease agreements for certain machinery and equipment totaling $929. As of June 30, 1996, two leases have commenced and one lease in the amount of $577 remains to be completed with advances of $279 being made.

Note 8 - Stockholders' Equity

  In January 1996, 182 shares of Common Stock were sold at a price of $9.50 per share pursuant to the exercise of the underwriters' over-allotment option which generated net proceeds of approximately $1,606. The proceeds were used for working capital.

  On July 30, 1996, the Company's Board of Directors granted options to purchase 225 shares of common stock under the 1995 Long Term Incentive Plan and options to purchase 28 shares of common stock under the 1994

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (unaudited)



Incentive Stock Option Plan. 205 of the options were granted at $9.63 per share, representing 100% of the fair market value thereof as of the date of grant. 48 of the options were granted to individuals who own more than 10% of the voting stock of the Company at $10.59 per share, representing 110% of the fair market value thereof as of the date of grant. The options granted under both plans expire 10 years from the date of grant and vest one-third each year commencing on the first anniversary of the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second three months of 1996 Compared with second three months of 1995

  Net Sales. Net sales decreased $3,701,000, or 24.0%, to $11,693,000 in the second three months of 1996 from $15,394,000 in the second three months of 1995. International sales accounted for $636,000 (5.4% of total sales) for the second three months of 1996 compared to $1,255,000 (8.2% of total sales) for the second three months of 1995. Net sales included approximately $536,000 of VideoMask(TM) interdiction equipment. Net sales also included $525,000 under the Company's agreement to supply interdiction equipment to Pacific Bell.

  Sales in the lodging market remained strong during the period but MDU sales were impacted by the uncertainty surrounding the installation of private cable systems in properties under contract to Interactive Cable Systems, Inc. ("ICS"), one of the Company's largest customers in 1995. Net sales to ICS were approximately $6,000 in the second three months of 1996 compared to approximately $5,900,000 in the second three months of 1995. It is anticipated that these properties will be upgraded in future time periods either by ICS or by other private cable operators. Approximately $759,000 of accounts receivable outstanding at June 30, 1996 was due from ICS for more than 60 days.

  Volume interdiction sales have been delayed due to the inability of ICS to complete the installation of private cable systems in properties under contract to them and the shift in demand to other users of Interdiction whose requirements were for product configurations not yet in production. While there can be no assurances, the Company anticipates the production of these products to be accelerated through the third and fourth quarters of 1996.

  Cost of Goods Sold. Cost of goods sold decreased to $7,153,000 for the second three months of 1996 from $9,534,000 for the second three months of 1995 and also decreased as a percentage of sales to 61.2% from 61.9%. The decrease was caused primarily by a greater proportion of sales during the period being comprised of higher margin products.

  Selling Expenses. Selling expenses increased to $1,323,000 in the second three months of 1996 from $1,275,000 in the second three months of 1995, primarily due to increased costs incurred for advertising, marketing materials and trade shows, as well as increased operational costs of the BTI sales office and additional costs incurred in connection with the anticipated closing of this office.

  General and Administrative Expenses. General and administrative expenses decreased to $1,244,000 in the second three months of 1996 from $1,362,000 for the second three months of 1995 but increased as a percentage of sales to 10.6% in the second three months of 1996 from 8.8% for the second three months of 1995. The $118,000 decrease can be attributed to a reduction in rent expense, net of increased depreciation, as a result of the purchase of the manufacturing facility and a decline in salaries due to a reduction in personnel, offset by an increase in expenditures for professional services and insurance.

  Research and Development Expenses. Research and development expenses increased to $431,000 in the second three months of 1996 from $429,000 in the second three months of 1995, primarily due to an increase in purchased materials for research and development and increased expenditures related to the VideoMask(TM) interdiction product line. Research and development expenses also increased as a percentage of sales to 3.7% from 2.8% and the Company anticipates continuing to increase its research and development expenditures.

  Operating Income. Operating income decreased 45% to $1,542,000 for the second three months of 1996 from $2,794,000 for the second three months of 1995. Operating income as a percentage of sales decreased to 13.2% in the second three months of 1996 from 18.1% in the second three months of 1995.

  Interest and Other Expenses. Other expenses, net, decreased to $202,000 in the second three months of 1996 from $332,000 in the second three months of 1995. These expenses in the second three months of 1996 consisted of interest expense in the amount of $202,000. Other expenses in the second three months of 1995 consisted of interest expense of $342,000, offset by $10,000 of other income. The reduction in interest expense is primarily attributed to reduced borrowings under the Company's credit line.

  Income Taxes. The Company with the consent of its stockholders elected to be taxed as an S Corporation for federal income tax purposes since its organization. As a consequence, the taxable net earnings of the Company were taxed as income to the Company's stockholders in proportion to their individual stockholdings, and the payment of federal income taxes on such proportionate share of the Company's taxable earnings is the personal obligation of each stockholder. The Company's status as an S Corporation terminated on December 11, 1995, and as a result the Company is now a C Corporation for income tax purposes. As a C Corporation, the Company is currently taxed at a combined effective rate of 40% based upon current federal and state income tax regulations. Had the Company been taxable as a C Corporation for the second quarter of 1995, pro forma income taxes and pro forma net earnings after taxes would have been $984,000 and $1,478,000, respectively, for the quarter ended June 30, 1995.

First six months of 1996 Compared with first six months of 1995

  Net Sales. Net sales decreased $3,993,000, or 14.6%, to $23,265,000 in the first six months of 1996 from $27,258,000 in the first six months of 1995. International sales accounted for $1,425,000 (6.1% of total sales) for the first six months of 1996 compared to $2,699,000 (9.9% of total sales) for the first six months of 1995. Net sales included approximately $806,000 of VideoMask(TM) interdiction equipment. Net sales also included $825,000 under the Company's agreement to supply interdiction equipment to Pacific Bell.

  Sales in the lodging market remained strong during the period but MDU sales were impacted by the uncertainty surrounding the installation of private cable systems in properties under contract to Interactive Cable Systems, Inc. ("ICS"), one of the Company's largest customers in 1995. Net sales to ICS were approximately $659,000 in the first six months of 1996 compared to approximately $7,900,000 in the first six months of 1995. It is anticipated that these properties will be upgraded in future time periods either by ICS or by other private cable operators. Approximately $759,000 of accounts receivable outstanding at June 30, 1996 was due from ICS for more than 60 days.

  Volume interdiction sales have been delayed due to the inability of ICS to complete the installation of private cable systems in properties under contract to them and the shift in demand to other users of Interdiction whose requirements were for product configurations not yet in production. While there can be no assurances, the Company anticipates the production of these products to be accelerated through the third and fourth quarters of 1996.

  Cost of Goods Sold. Cost of goods sold decreased to $14,768,000 for the first six months of 1996 from $16,856,000 for the first six months of 1995 but increased as a percentage of sales to 63.5% from 61.8%. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products.

  Selling Expenses. Selling expenses increased to $2,538,000 in the first six months of 1996 from $2,361,000 in the first six months of 1995, primarily due to increased costs incurred for advertising, marketing materials and trade shows, as well as increased operational costs of the BTI sales office and additional costs incurred in connection with the anticipated closing of this office.

  General and Administrative Expenses. General and administrative expenses decreased to $2,314,000 in the first six months of 1996 from $2,534,000 for the first six months of 1995 but increased as a percentage of sales to 9.9% in the first six months of 1996 from 9.3% for the first six months of 1995. The $220,000 decrease can be attributed to a reduction in rent expense, net of increased depreciation, as a result of the purchase of the manufacturing facility and a decline in salaries due to a reduction in personnel, offset by an increase in expenditures for professional services and insurance.

  Research and Development Expenses. Research and development expenses increased 7.4% to $954,000 in the first six months of 1996 from $888,000 in the first six months of 1995, primarily due to an increase in purchased materials for research and development and increased expenditures related to the VideoMask(TM) interdiction product line. Research and development expenses also increased as a percentage of sales to 4.1% from 3.3% and the Company anticipates continuing to increase its research and development expenditures.

  Operating Income. Operating income decreased 42% to $2,691,000 for the first six months of 1996 from $4,619,000 for the first six months of 1995. Operating income as a percentage of sales decreased to 11.6% in the first six months of 1996 from 16.9% in the first six months of 1995.

  Interest and Other Expenses. Other expenses, net, decreased to $367,000 in the first six months of 1996 from $523,000 in the first six months of 1995. These expenses in the first six months of 1996 consisted of interest expense in the amount of $367,000. Other expenses in the first six months of 1995 consisted of interest expense of $554,000, offset by $31,000 of other income. The reduction in interest expense is primarily attributed to reduced borrowings under the Company's credit line.

  Income Taxes. The Company with the consent of its stockholders elected to be taxed as an S Corporation for federal income tax purposes since its organization. As a consequence, the taxable net earnings of the Company were taxed as income to the Company's stockholders in proportion to their individual stockholdings, and the payment of federal income taxes on such proportionate share of the Company's taxable earnings is the personal obligation of each stockholder. The Company's status as an S Corporation terminated on December 11, 1995, and as a result the Company is now a C Corporation for income tax purposes. As a C Corporation, the Company is currently taxed at a combined effective rate of 40% based upon current federal and state income tax regulations. Had the Company been taxable as a C Corporation for the first two quarters of 1995, pro forma income taxes and pro forma net earnings after taxes would have been $1,638,000 and $2,458,000, respectively, for the six-month period ended June 30, 1995.


Liquidity and Capital Resources

  As of June 30, 1996, the Company's working capital was $20,130,000, compared to $14,407,000 as of December 31, 1995. The increase in working capital is primarily attributable to a $1,606,000 equity capital infusion as a result of the exercise by the Company's underwriters of their over-allotment option in connection with the Company's initial public offering of Common Stock and proceeds from a $2,800,000 loan secured by a mortgage against the Company's principal office/manufacturing facility located in Old Bridge, New Jersey. These additional proceeds were applied against the outstanding balance under the Company's revolving line of credit. Historically, the Company has satisfied its cash requirements primarily from net cash provided by operating activities and from borrowings under its line of credit.

  The Company's net cash used in operating activities for the six-month period ended June 30, 1996 was $4,835,000, including $3,823,000 to fund the increase in inventory, compared to cash used in operating activities for the six-month period ended June 30, 1995, which was $4,044,000. Cash flows from operating activities have been negative, due primarily to the increase in inventory of $3,823,000, and a reduction in accounts payable of $3,501,000 offset by an increase of $339,000 in accrued expenses.

  Cash used in investing activities was $998,000, substantially all of which is attributable to capital expenditures for new equipment. The Company anticipates capital expenditures during calendar year 1996 aggregating, approximately $1,500,000, $560,000 of which will be used for the purchase of several high speed robotic insertion machines to be used primarily in the manufacture of circuit boards for the Company's new VideoMask(TM) product line and the balance of which will be used for the purchase of other automated assembly and test equipment. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 1997.

  Cash provided by financing activities was $5,537,000 for the first six months of 1996, comprised primarily of debt proceeds, net of repayments, of $3,765,000, net proceeds from the Company's sale of an additional 181,735 shares of Common Stock pursuant to an over-allotment option relating to the Company's initial public offering of $1,606,000 and an additional $166,000 relating to the exercise of stock options.

  As of June 30, 1996, the Company's outstanding balance under its line of credit was $3,238,000. This loan is secured by substantially all of the Company's assets. In October, 1995, the Company's line of credit was increased to $15,000,000. The credit line bore interest at Meridian Bank's prime rate (8.25% as of July 31, 1996), and was subject to certain covenants, including the maintenance of certain financial ratios and limitations on capital expenditures and payment of dividends. The credit line expired on June 30, 1996, however, the

Company was granted a three month extension on the same terms as the terms under the original line of credit, pending negotiation of a new revolving line of credit agreement.

  On May 24, 1996, the Company borrowed $2,800,000 from Meridian Bank for a 10-year term, secured by a mortgage against its principal office/manufacturing facility located in Old Bridge, New Jersey. Proceeds of the loan were applied against the outstanding balance of the Company's revolving line of credit. The mortgage loan bears interest at the fixed rate of 7.25% per annum for the first three years and may be negotiated to another fixed rate or remain variable for the remaining seven years of the loan.

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

ITEM 2.  CHANGES IN SECURITIES

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its Annual Meeting of Stockholders (the "Meeting") on April 25, 1996. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (March 25, 1996), there were 8,133,196 shares of Common Stock outstanding and entitled to vote. The following were the matters voted upon at the Meeting.

1. Election of Directors. The following directors were elected at the Meeting:
   James A. Luksch and John E. Dwight. The number of votes cast for and withheld from each director are as follows:

            DIRECTORS                 FOR                   WITHHELD
            ---------                 ---                   --------

         James A. Luksch           7,318,436                  2,000
         John E. Dwight            7,318,436                  2,000

2. Ratification of Auditors. The appointment of BDO Seidman, LLP as the Company's independent auditors for the year ending December 31, 1996 was ratified by the following vote of Common Stock:

                      FOR        AGAINST            ABSTAIN
                      ---        -------            -------

                   7,316,336       800               3,300

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  The exhibits are listed in the Exhibit Index appearing at page 13 herein.

(b) No reports on Form 8-K were filed in the quarter ended June 30, 1996.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          BLONDER TONGUE LABORATORIES, INC.,

Date: August 14, 1996



                          By:/s/JAMES A. LUKSCH
                             --------------------------------------------------
                                James A. Luksch
                                President and Chief Executive Officer


                          By:/s/PETER PUGIELLI
                             --------------------------------------------------
                                Peter Pugielli, Senior Vice President - Finance (Principal Financial Officer)

                                  EXHIBIT INDEX
                                                                     Sequential
Exhibit #                 Description                               Page Number
- ---------                 -----------                               -----------



3.1           Restated Certificate of Incorporation of Blonder
              Tongue Laboratories, Inc.*

3.2           Restated Bylaws of Blonder Tongue Laboratories,
              Inc.**

10.1          Second Amendment to Amended and Restated
              Loan Agreement dated as of May 23, 1996, between the Blonder Tongue Laboratories,
              Inc. and Meridian Bank.

10.2          Mortgage, Assignment of Leases, and
              Security Agreement dated May 23, 1996 by
              Blonder Tongue Laboratories, Inc. in favor of Meridian Bank.

10.3 Real Estate Loan Note dated May 23, 1996 from Blonder Tongue Laboratories, Inc. in favor of Meridian Bank.

27            Financial Data Schedule


- -----------------------------

* Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

** Incorporated by reference from Exhibit 3.2 to S-1 Registration Statement No.
   33-98070 originally filed October 12, 1995, as amended.