Form 10-Q
period 1996-09-30
BLONDER TONGUE LABORATORIES INC
filed 1996-11-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO           .
                                                         ---------   ---------

Commission file number 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

                       Delaware                                                     52-1611421
-------------------------------------------------------------          ------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)


One Jake Brown Road, Old Bridge, New Jersey                                            08857
-------------------------------------------                                         ----------
    (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number, including area code:  (908) 679-4000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ------




Number of shares of common stock, par value $.001, outstanding as of November 7, 1996: 8,188,546.


                      The Exhibit Index appears on page 13.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                      September 30,      December 31,
                                                                                          1996              1995
                                                                                      -------------      ------------
                                                                                       (unaudited)
             Assets (Note 5)
Current assets:
  Cash.........................................................................           $   222           $   477
  Accounts receivable, net of allowance for doubtful
    accounts of $245 and $205, respectively....................................             9,984             9,155
  Inventories (Note 4).........................................................            16,239            13,390
  Other current assets ........................................................               272               906
  Deferred income taxes........................................................               449               137
                                                                                          -------           -------
              Total current assets.............................................            27,166            24,065
Property, plant and equipment, net of accumulated
    depreciation and amortization..............................................             7,058             6,486
Other assets...................................................................             1,348             1,253
                                                                                          -------           -------
                                                                                          $35,572           $31,804
                                                                                          =======           =======

             Liabilities and Stockholders' Equity
Current liabilities:
  Revolving line of credit (Note 5)............................................           $    --            $2,709
  Current portion of long-term debt............................................               445               221
  Accounts payable.............................................................             1,424             4,630
  Accrued compensation.........................................................               999               843
  Other accrued expenses.......................................................               957               729
  Income taxes.................................................................               644               526
                                                                                          -------           -------
              Total current liabilities........................................             4,469             9,658
                                                                                          -------           -------
Deferred income taxes..........................................................               455               482
Revolving line of credit (Note 5)..............................................             1,555                --
Long-term debt, including related party debt of $1,591.........................             4,837             1,924
Commitments and contingencies (Note 7).........................................                --                --
Stockholders' equity (Note 8):
  Preferred stock, $.001 par value; authorized 5,000,000 shares;
    no shares outstanding......................................................                --                --
  Common stock, $.001 par value; authorized 25,000,000 shares,
    7,919,285 shares issued and outstanding at December 31, 1995 and
    8,166,685 shares issued and outstanding at September 30, 1996..............                 8                 8
  Paid-in capital..............................................................            21,412            19,546
  Retained earnings............................................................             2,836               186
                                                                                          -------           -------
              Total stockholders' equity.......................................            24,256            19,740
                                                                                          -------           -------
                                                                                          $35,572           $31,804
                                                                                          =======           =======


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)



                                                 Three Months Ended September 30,        Nine Months Ended September 30,
                                               -------------------------------------   ------------------------------------
                                                      1996                1995                1996               1995
                                               ------------------   ----------------   ------------------   ---------------
                                                  (unaudited)         (unaudited)         (unaudited)
Net sales...................................          $13,154            $11,328              $36,419           $38,586
Cost of goods sold..........................            8,134              7,375               22,902            24,231
                                                      -------            -------              -------           -------
  Gross profit..............................            5,020              3,953               13,517            14,355
                                                      -------            -------              -------           -------
Operating expenses:
  Selling expenses..........................            1,191                892                3,729             3,253
  General and administrative................            1,044              1,249                3,358             3,783
  Research and development..................              534                537                1,488             1,425
                                                      -------            -------              -------           -------
                                                        2,769              2,678                8,575             8,461
                                                      -------            -------              -------           -------
Earnings from operations....................            2,251              1,275                4,942             5,894
                                                      -------            -------              -------           -------

Other income (expense):
  Interest expense..........................             (159)              (365)                (526)             (919)
  Other income..............................               --                  9                   --                40
                                                      -------            -------              -------           -------
                                                         (159)              (356)                (526)             (879)
                                                      -------            -------              -------           -------
Earnings before income taxes................            2,092                919                4,416             5,015
Provision for income taxes..................              839                (53)               1,766               156
                                                      -------            -------              -------           -------
  Net earnings..............................          $ 1,253            $   972              $ 2,650           $ 4,859
                                                      =======            =======              =======           =======
Net earnings per share......................          $  0.15                                 $  0.32
                                                      =======                                 =======
Weighted average shares outstanding.........            8,308                                   8,298
                                                      =======                                 =======
Pro forma data (Note 3):
  Historical earnings before income taxes...                             $   919                                $ 5,015
  Pro forma provision for income taxes......                                 368                                  2,006
                                                                         -------                                -------
    Net earnings............................                             $   551                                $ 3,009
                                                                         =======                                =======
Pro forma net earnings per share............                             $  0.09                                $  0.50
                                                                         =======                                =======
Weighted average shares outstanding.........                               5,967                                  5,967
                                                                         =======                                =======



          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                             ----------------------------
                                                                                                 1996            1995
                                                                                             -------------    -----------
                                                                                              (unaudited)

Cash Flows From Operating Activities:
  Net earnings............................................................................       $2,650         $4,859
  Adjustments to reconcile net earnings to cash
    used in operating activities:
      Depreciation and amortization.......................................................          827            229
      Provision for doubtful accounts.....................................................          135             75
      Deferred income taxes...............................................................         (339)            --
      Noncash compensation expense.......................................................            --            304
      Changes in operating assets and liabilities:
        Accounts receivable...............................................................         (964)        (6,616)
        Inventories.......................................................................       (2,849)        (3,653)
        Other current assets..............................................................          634            (10)
        Other assets......................................................................         (241)          (878)
        Income taxes......................................................................          118            142
        Accounts payable and accrued expenses.............................................       (2,822)         3,433
                                                                                                 ------         ------
         Net cash used in operating activities............................................       (2,851)        (2,115)
                                                                                                 ------         ------
Cash Flows From Investing Activities:
  Capital expenditures....................................................................       (1,167)          (701)
                                                                                                 ------         ------
         Net cash used in investing activities............................................       (1,167)          (701)
                                                                                                 ------         ------
Cash Flows From Financing Activities:
  Net borrowings under revolving line of credit...........................................       (1,154)         6,345
  Proceeds from long-term debt............................................................        3,424             --
  Repayments of long-term debt............................................................         (287)          (644)
  Proceeds from sale of common stock......................................................        1,780             --
  Distributions paid to stockholders......................................................           --         (3,231)
                                                                                                 ------         ------
         Net cash provided by financing activities........................................        3,763          2,470
                                                                                                 ------         ------
Net Decrease In Cash......................................................................         (255)          (346)
Cash, beginning of period.................................................................          477            502
                                                                                                 ------         ------
Cash, end of period.......................................................................       $  222         $  156
                                                                                                 ======         ======
Supplemental Cash Flow Information:
  Cash paid for interest..................................................................       $  492         $  848
                                                                                                 ------         ------
  Cash paid for income taxes..............................................................        1,713             29
                                                                                                 ======         ======
Non-cash transactions:
  Accrued dividends.......................................................................           --          4,795
                                                                                                 ======         ======

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

     The results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at September 30, 1996. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

Note 2 - Reorganization and Recapitalization

     On December 11, 1995, the Company acquired Blonder Tongue International, Inc. (BTI). BTI was an S Corporation formed in 1994 by the stockholders of the Company. The acquisition was consummated by contribution of BTI's shares to the Company. The acquisition was accounted for at historical cost similar to a pooling of interests, due to the common control exercised over the entities by related parties. The accompanying consolidated statements of earnings and of cash flows have been restated for the period ended September 30, 1995. As a result of the acquisition of BTI, the S Corporation elections for both BTI and the Company automatically terminated on December 11, 1995.

     In September 1996, BTI closed its sales office located in Barcelona, Spain. The closure is not expected to have a material impact on the Company's operating results.

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


Note 3 - Pro Forma Presentations

     The income tax provision for the period ended September 30, 1995 has been calculated as if the Company were taxable as a C Corporation under the Internal Revenue Code.

     Pro forma net earnings per share is based on the weighted average number of common stock shares and common stock equivalent shares outstanding during each period, as adjusted for the effects of the application of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83 (53 for September 30, 1995). Pursuant to SAB No. 83, options granted within one year of the initial public offering which have an exercise price less than the initial public offering price are treated as outstanding for all periods presented. Pro forma

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (unaudited)



net earnings per share is computed using the treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the assumed exercise of such options to repurchase shares of the Company's common stock at the initial public offering price.

Note 4 - Inventories

    Inventories are summarized as follows:

                                               September 30,      December 31,
                                                    1996              1995
                                              ---------------    ---------------
  Raw Materials...........................        $ 8,031            $ 7,293
  Work in process.........................          3,621              2,786
  Finished Goods..........................          4,587              3,311
                                                  -------            -------
                                                  $16,239            $13,390
                                                  =======            =======

Note 5 - Line of Credit

  On September 26, 1996, the Company executed a new $15 million revolving line of credit with a bank on which funds may be borrowed at the bank's prime rate (8.25% at September 30, 1996) or LIBOR plus .95% (6.39% at September 30, 1996) for a specified period of time at the election of the Company. As of September 30, 1996, the Company had drawn down $1,555 at the bank's prime rate under the line of credit for working capital needs. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios. In addition, the Company obtained a $10 million acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. At September 30, 1996, there was no balance outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1998.

Note 6 - Debt

  On May 24, 1996, the Company borrowed $2.8 million for a 10-year term secured by a mortgage against the Company's manufacturing and administrative facility located in Old Bridge, New Jersey. The interest rate is fixed at 7.25% for three years and may be negotiated to another fixed rate or remain variable for the remaining seven years of the mortgage.

Note 7 - Commitments and Contingencies

     In the first quarter of 1996, the Company entered into three five-year capital lease agreements for certain machinery and equipment totaling $929. As of September 30, 1996, two leases have commenced and one lease in the amount of $577 remains to be completed with advances of $279 being made.

     On October 18, 1996, the Company was served with a complaint alleging patent infringement by Scientific-Atlanta, Inc., relating to the Company's VideoMask(TM) interdiction product. Based on consultation with its outside patent counsel, the Company believes the complaint is without merit and that the ultimate disposition of this matter will not have a material effect on the Company's results of operations or financial condition. Accordingly, no provision for this matter has been recorded in the financial statements.

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

     On July 30, 1996, the Company's Board of Directors granted options to purchase 225 shares of common stock under the 1995 Long Term Incentive Plan and options to purchase 28 shares of common stock under the 1994 Incentive Stock Option Plan. 205 of the options were granted at $9.63 per share, representing 100% of the fair market value thereof as of the date of grant. 48 of the options were granted to individuals who own more than 10% of the voting stock of the Company at $10.59 per share, representing 110% of the fair market value thereof as of the date of grant. The options granted under both plans expire 10 years from the date of grant and vest one-third each year commencing on the first anniversary of the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third three months of 1996 Compared with third three months of 1995

     Net Sales. Net sales increased $1,826,000, or 16.1%, to $13,154,000 in the third three months of 1996 from $11,328,000 in the third three months of 1995. International sales accounted for $826,000 (6.3% of total sales) for the third three months of 1996 compared to $1,006,000 (8.9% of total sales) for the third three months of 1995. Net sales included approximately $536,000 of VideoMask(TM) interdiction equipment. Net sales also included $420,000 under the Company's agreement to supply interdiction equipment to Pacific Bell.

     Sales in the lodging market remained strong during the period but MDU sales continued to be impacted by the uncertainty surrounding the installation of private cable systems in properties under contract to Interactive Cable Systems, Inc. ("ICS"), one of the Company's largest customers in 1995. Net sales to ICS were approximately $2,000 in the third three months of 1996 compared to approximately $15,000 in the third three months of 1995. It is anticipated that these properties will be upgraded in future time periods either by ICS or by other private cable operators, although no assurances in this regard can be given. Approximately $819,000 of accounts receivable outstanding at September 30, 1996 was due from ICS for more than 60 days.

     Volume interdiction sales have continued to be delayed due to the inability of ICS to complete the installation of private cable systems in properties under contract to them and the shift in demand to other users of Interdiction whose requirements were for product configurations not yet in production.

     Cost of Goods Sold. Cost of goods sold increased to $8,134,000 for the third three months of 1996 from $7,375,000 for the third three months of 1995 but decreased as a percentage of sales to 61.8% from 65.1%. The decrease as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of higher margin products.

     Selling Expenses. Selling expenses increased to $1,191,000 in the third three months of 1996 from $892,000 in the third three months of 1995, primarily due to increased costs incurred for advertising, marketing materials and trade shows and to costs incurred in connection with the closure of BTI's sales office located in Spain.

     General and Administrative Expenses. General and administrative expenses decreased to $1,044,000 in the third three months of 1996 from $1,249,000 for the third three months of 1995 and also decreased as a percentage of sales to 7.9% in the third three months of 1996 from 11.0% for the third three months of 1995. The $205,000 decrease can be attributed to a reduction in rent expense, net of increased depreciation, as a result of the purchase of the manufacturing facility and a decline in salaries due to a reduction in personnel, offset by an increase in expenditures for professional services and insurance.

     Research and Development Expenses. Research and development expenses decreased to $534,000 in the third three months of 1996 from $537,000 in the third three months of 1995, primarily due to a decrease in consulting services offset by an increase in purchased materials for research and development and increased expenditures related to the VideoMask(TM) interdiction product line. Research and development expenses also decreased as a percentage of sales to 4.1% from 4.7%.

     Operating Income. Operating income increased 77% to $2,251,000 for the third three months of 1996 from $1,275,000 for the third three months of 1995. Operating income as a percentage of sales increased to 17.1% in the third three months of 1996 from 11.3% in the third three months of 1995.

     Interest and Other Expenses. Other expenses, net, decreased to $159,000 in the third three months of 1996 from $365,000 in the third three months of 1995. These expenses in the third three months of 1996 consisted of interest expense in the amount of $159,000. Other expenses in the third three months of 1995 consisted of interest expense of $365,000, offset by $9,000 of other income. The reduction in interest expense is primarily attributed to reduced borrowings under the Company's credit line.

     Income Taxes. The Company with the consent of its stockholders elected to be taxed as an S Corporation for federal income tax purposes since its organization. As a consequence, the taxable net earnings of the Company were taxed as income to the Company's stockholders in proportion to their individual stockholdings, and the payment of federal income taxes on such proportionate share of the Company's taxable earnings is the personal obligation of each stockholder. The Company's status as an S Corporation terminated on December 11, 1995, and as a result the Company is now a C Corporation for income tax purposes. As a C Corporation, the Company is currently taxed at a combined effective rate of 40% based upon current federal and state income tax regulations. Had the Company been taxable as a C Corporation for the third quarter of 1995, pro forma income taxes and pro forma net earnings after taxes would have been $368,000 and $551,000, respectively, for the quarter ended September 30, 1995.

First nine months of 1996 Compared with first nine months of 1995

     Net Sales. Net sales decreased $2,167,000, or 5.6%, to $36,419,000 in the first nine months of 1996 from $38,586,000 in the first nine months of 1995. International sales accounted for $2,251,000 (6.2% of total sales) for the first nine months of 1996 compared to $3,705,000 (9.6% of total sales) for the first nine months of 1995. Net sales included approximately $1,342,000 of VideoMask(TM) interdiction equipment. Net sales also included $1,245,000 under the Company's agreement to supply interdiction equipment to Pacific Bell.

     Sales in the lodging market remained strong during the period but MDU sales were impacted by the uncertainty surrounding the installation of private cable systems in properties under contract to Interactive Cable Systems, Inc. ("ICS"), one of the Company's largest customers in 1995. Net sales to ICS were approximately $661,000 in the first nine months of 1996 compared to approximately $7,915,000 in the first nine months of 1995. It is anticipated that these properties will be upgraded in future time periods either by ICS or by other private cable operators, although no assurances in this regard can be given. Approximately $819,000 of accounts receivable outstanding at September 30, 1996 was due from ICS for more than 60 days.

     Volume interdiction sales have been delayed due to the inability of ICS to complete the installation of private cable systems in properties under contract to them and the shift in demand to other users of Interdiction whose requirements were for product configurations not yet in production.

     Cost of Goods Sold. Cost of goods sold decreased to $22,902,000 for the first nine months of 1996 from $24,231,000 for the first nine months of 1995 but increased as a percentage of sales to 62.9% from 62.8%. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products.

     Selling Expenses. Selling expenses increased to $3,729,000 in the first nine months of 1996 from $3,253,000 in the first nine months of 1995, primarily due to increased costs incurred for advertising, marketing materials and trade shows as well as increased operational costs of the BTI sales office and additional costs incurred in connection with the closure of such office.

     General and Administrative Expenses. General and administrative expenses decreased to $3,358,000 in the first nine months of 1996 from $3,783,000 for the first nine months of 1995 and also decreased as a percentage of sales to 9.2% in the first nine months of 1996 from 9.8% for the first nine months of 1995. The $425,000 decrease can be attributed to a reduction in rent expense, net of increased depreciation, as a result of the purchase of the manufacturing facility and a decline in salaries due to a reduction in personnel, offset by an increase in expenditures for professional services and insurance.

     Research and Development Expenses. Research and development expenses increased 4.4% to $1,488,000 in the first nine months of 1996 from $1,425,000 in the first nine months of 1995, primarily due to an increase in purchased materials for research and development and increased expenditures related to the VideoMask(TM) interdiction product line. Research and development expenses also increased as a percentage of sales to 4.1% from 3.7%.

     Operating Income. Operating income decreased 16% to $4,942,000 for the first nine months of 1996 from $5,894,000 for the first nine months of 1995. Operating income as a percentage of sales decreased to 13.6% in the first nine months of 1996 from 15.3% in the first nine months of 1995.

     Interest and Other Expenses. Other expenses, net, decreased to $526,000 in the first nine months of 1996 from $879,000 in the first nine months of 1995. These expenses in the first nine months of 1996 consisted of interest expense in the amount of $526,000. Other expenses in the first nine months of 1995 consisted of interest expense of $919,000, offset by $40,000 of other income. The reduction in interest expense is primarily attributed to reduced borrowings under the Company's credit line.

     Income Taxes. The Company with the consent of its stockholders elected to be taxed as an S Corporation for federal income tax purposes since its organization. As a consequence, the taxable net earnings of the Company were taxed as income to the Company's stockholders in proportion to their individual stockholdings, and the payment of federal income taxes on such proportionate share of the Company's taxable earnings is the personal obligation of each stockholder. The Company's status as an S Corporation terminated on December 11, 1995, and as a result the Company is now a C Corporation for income tax purposes. As a C Corporation, the Company is currently taxed at a combined effective rate of 40% based upon current federal and state income tax regulations. Had the Company been taxable as a C Corporation for the first three quarters of 1995, pro forma income taxes and pro forma net earnings after taxes would have been $2,006,000 and $3,009,000, respectively, for the nine-month period ended September 30, 1995.


Liquidity and Capital Resources

     As of September 30, 1996, the Company's working capital was $22,697,000, compared to $14,407,000 as of December 31, 1995. The increase in working capital is primarily attributable to a $2,849,000 increase in inventory, a $3,206,000 decrease in accounts payable and a $1,555,000 reclassification of the revolving line of credit as a long-term liability due to its maturity date extending beyond one year. In addition, the Company received a $1,606,000 equity capital infusion as a result of the exercise by the Company's underwriters of their over-allotment option in connection with the Company's initial public offering of Common Stock and proceeds from a $2,800,000 loan secured by a mortgage against the Company's principal office/manufacturing facility located in Old Bridge, New Jersey. These additional proceeds were applied against the outstanding balance under the Company's revolving line of credit. Historically, the Company has satisfied its cash requirements primarily from net cash provided by operating activities and from borrowings under its line of credit.

     The Company's net cash used in operating activities for the nine-month period ended September 30, 1996 was $2,851,000, including $2,849,000 to fund the increase in inventory, compared to cash used in operating activities for the nine-month period ended September 30, 1995, which was $2,115,000. Cash flows from operating activities have been negative, due primarily to the increase in inventory and accounts receivable of $2,849,000 and 964,000, respectively, and a reduction in accounts payable of $3,206,000 offset by an increase of $384,000 in accrued expenses.

     Cash used in investing activities was $1,167,000, substantially all of which is attributable to capital expenditures for new equipment. The Company anticipates capital expenditures during calendar year 1996 aggregating, approximately $1,500,000, $560,000 of which will be used for the purchase of several high speed robotic insertion machines to be used primarily in the manufacture of circuit boards for the Company's new VideoMask(TM) product line and the balance of which will be used for the purchase of other automated assembly and test equipment. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 1997.

     Cash provided by financing activities was $3,763,000 for the nine-month period ended September 30, 1996, comprised primarily of debt proceeds, net of repayments, of $3,137,000, net proceeds from the Company's sale of an additional 181,735 shares of Common Stock pursuant to an over-allotment option relating to the Company's initial public offering of $1,606,000 and an additional $174,000 relating to the exercise of stock options.

     On September 26, 1996, the Company executed a new $15 million revolving line of credit with a bank on which funds may be borrowed at the bank's prime rate (8.25% at September 30, 1996) or LIBOR plus .95% (6.39% at September 30,
1996) for a specified period of time at the election of the Company. As of September 30, 1996, the Company had drawn down $1,555 at the bank's prime rate under the line of credit for working capital needs. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios. In addition, the Company obtained a $10 million acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. At September 30, 1996, there was no balance outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1998.

     On May 24, 1996, the Company borrowed $2.8 million from its bank for a ten-year term. The loan bears interest at the fixed rate of 7.25% through May 1999 and may be negotiated to another fixed rate or remain variable for the remaining seven years of the loan. The term loan is secured by a mortgage against the Company's manufacturing and administrative facility located in Old Bridge, New Jersey.

     The Company currently anticipates that the cash generated from operations, existing cash balances and amounts available under its existing or a replacement line of credit, will be sufficient to satisfy its foreseeable working capital needs.

Forward-Looking Statements

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of risks and uncertainties could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the timely completion of development and market acceptance of new products, the effect of economic conditions, the availability of components from suppliers, the impact of competitive products and pricing, the dynamics of the private cable industry generally, the financial condition of the Company's large customers, and other factors beyond the Company's control.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 18, 1996, the Company was served with a complaint in a lawsuit filed by Scientific-Atlanta, Inc., in the United States District Court for the Northern District of Georgia alleging patent infringement by the Company's VideoMask(TM) interdiction product. The complaint requests an unspecified amount of damages and injunctive relief. Although the outcome of any litigation cannot be predicted with certainty, the Company believes the complaint is without merit and that the ultimate disposition of this matter will not have a material adverse effect on the Company's business.

ITEM 2.  CHANGES IN SECURITIES

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The exhibits are listed in the Exhibit Index appearing at page 13 herein.

(b) No reports on Form 8-K were filed in the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BLONDER TONGUE LABORATORIES, INC.,

Date: November 14, 1996



                            By: /s/ JAMES A. LUKSCH
                                --------------------------
                                James A. Luksch
                                President and Chief Executive Officer


                            By:  /s/ PETER PUGIELLI
                                 -------------------------
                                 Peter Pugielli, Senior Vice President - Finance (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit #                                   Description                                 Sequential Page Number
---------                                   -----------                                 ----------------------
3.1                        Restated Certificate of Incorporation of Blonder
                           Tongue Laboratories, Inc.*

3.2                        Restated Bylaws of Blonder Tongue Laboratories,
                           Inc.**

10.1                       Second Amended and Restated Loan
                           Agreement dated as of September 26, 1996, between the Blonder Tongue Laboratories,
                           Inc. and Meridian Bank.

10.2                       Second Amended and Restated Line of Credit Note dated
                           September 26, 1996 from Blonder Tongue Laboratories,
                           Inc. in favor of Meridian Bank.

10.3                       Allonge to Real Estate Loan Note, dated September 26,
                           1996 from Blonder Tongue Laboratories, Inc., in favor of
                           Meridian Bank.

27                         Financial Data Schedule


-----------------------------

 * Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

** Incorporated by reference from Exhibit 3.2 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.