Form 10-K
period 1996-12-31
BLONDER TONGUE LABORATORIES INC
filed 1997-03-27
CIK 1000683

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
    ___________________ to __________________

Commission file number 1-14120

                        BLONDER TONGUE LABORATORIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     52-1611421
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Jake Brown Road, Old Bridge, New Jersey               08857
-------------------------------------------               -----
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (908) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                    Name of Exchange on which registered
-----------------------------               ------------------------------------
Common Stock, Par Value $.001                     American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_    No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant (computed by using the closing stock price on March 19, 1997, as reported by the American Stock Exchange): $20,323,969.

Number of shares of common stock, par value $.001, outstanding as of March 19, 1997: 8,211,608.

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

                      The Exhibit Index appears on page 21.

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the sections entitled Item 1 - Business, Item 3 - Legal Proceedings, and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Blonder Tongue undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

Introduction

         Blonder Tongue Laboratories, Inc. (the "Company") is a designer, manufacturer and supplier of a comprehensive line of electronics and systems equipment for the non-franchised cable television industry, commonly referred to as the private cable industry ("Private Cable") and the franchised cable industry ("CATV") which now potentially includes the regional and long distance telephone service providers. The Company's products are used in the acquisition, conversion, distribution and protection of television signals transmitted via satellite, coaxial cable, terrestrial broadcast, terrestrial multi-channel, multi-point distribution systems and low power television. These products are sold to customers which provide an array of communications services, including television, to single family dwellings, multiple dwelling units ("MDU") consisting mainly of apartment complexes and condominiums, the lodging industry ("Lodging") consisting mainly of hotels, motels and resorts, and other facilities such as schools, hospitals, prisons and marinas. The Company's products are also used in surveillance systems ranging in complexity from simple in-home monitoring systems to advanced business security systems with hundreds of cameras.

         Blonder Tongue's product line can be separated, according to function, into the following categories: (i) headend products used by a system operator for signal acquisition, processing and manipulation for further transmission ("Headend Products"), (ii) distribution products used to permit signals to travel to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location ("Distribution Products"), (iii) subscriber products used to control access to programming at the subscriber's location and to split and amplify incoming signals for transmission to multiple sites and for multiple television sets within a site ("Subscriber Products"), and (iv) microwave products used to transmit the output of Headend Products to multiple locations using point-to-point communication links in the 13 GHz (for CATV) and 18 GHz (for Private Cable) range of frequencies ("Microwave Products").

         The Company's principal customers are system integrators which design, package, install and in most instances operate the cable system.

Industry Overview

         The television signal distribution industry is dominated by broadcast television and CATV. Private Cable, wireless cable and direct broadcast satellite, although smaller in market size, are becoming more significant players and are growing more rapidly. The regional telephone companies and long distance carriers are also emerging as television providers, through telephone lines, coaxial cable, fiber optics and/or wireless transmission. Recently enacted governmental deregulation of the communications industry has eliminated many remaining barriers to entry by alternative service providers, fostering an environment of greater competition and change.

         CATV service is typically provided through a coaxial cable network or a combination of optical fiber and coaxial cable that originates from a central headend and is carried to the subscriber's television set on telephone poles or underground along utility rights-of-way. Since the installation and maintenance of this network requires substantial initial and ongoing investment, a local governmental body typically awards a CATV operator rights to provide cable service to a defined geographic area. These rights or franchises were awarded on an exclusive basis prior to the adoption of the Telecommunications Act of 1996. Presently, additional franchises within geographical areas are encouraged, in order to increase competition. In contrast, Private Cable operates within the boundaries of private property, does not require any governmental license or franchise (other than the FCC license for transmission of television signals in the 18 GHz frequency band), and does not need access to public or private rights-of-way to deliver service. In Private Cable, television signals are acquired and transmitted from property to property via wireless transmission or using common carrier services (i.e. fiber networks operated by telephone service providers) rather than coaxial cable.

         The traditional CATV customer is a homeowner who is likely to remain in the same home as a long-term subscriber. For a wide variety of reasons, including the transient nature of apartment dwellers and the high cost of replacing lost or damaged set-top converters in apartment units when the tenants change, CATV has failed to adequately service the MDU market. This failure, together with the ability of Private Cable operators to link multiple properties to a central headend system, have greatly expanded the potential market for Private Cable. Present franchise cable operators recognizing the competition of private cable, anticipating direct competition by telephone service providers, and faced with employing even more costly in-house converters (i.e. as digital service is added) realize the vulnerability of the set top concept and the need to expand services to retain subscribers.

         CATV

         Many CATV operators and telephone service providers are building fiber optic networks with alternative combinations of fiber optic and coaxial cable to deliver television signal programming data and phone services on one drop cable. CATV's deployment of fiber optic trunk has been completed in only 10% to 20% of existing systems. Deployment of the latest technology is in the test system stage. The system architecture being employed to accomplish the combined provision of television and telephone service is either hybrid fiber coax ("HFC") or fiber to the curb ("FTTC"). In HFC systems, fiber optic trunk lines connect to nodes which feed 200 to 400 subscribers, using coaxial cable. In FTTC systems fiber optic cable is used deeper into the network, with as few as 4 to 8 subscribers fed by coaxial cable from each node. In either case, extensive rebuilding of a CATV system is required to provide the services anticipated. Consequently, not only are the regional and long distance telephone service providers faced with enormous capital expenditures to enter the video signal delivery business, but CATV is faced with similar expenditures to compete with them (or to discourage them from entering the race) to be the provider of the information superhighway.

         The Company believes that most major metropolitan areas will eventually have complex networks of one or two independent operators interconnecting the homes and private cable operators will have large networks interconnecting many multi-dwelling complexes. All these networks are potential users of Blonder Tongue Headend and interdiction products.

         MDU

         Until February, 1991, the ability of Private Cable operators to penetrate the MDU market was substantially limited by FCC rules which specifically prohibited the Private Cable operator from using coaxial cable connections between properties. CATV operators had a significant competitive advantage because they could connect properties within their franchised areas with coaxial cable. In an effort to level the playing field, the FCC designated special frequency bands enabling Private Cable operators to link multiple properties to one central headend system via microwave signal transmission, thereby spreading the cost of headend electronics over multiple MDUs and a wider potential subscriber base. This new 18 GHz service is wide enough to support the transmission of 72 channels of television programming, has been the catalyst fueling the growth and product investment of MDU system operators, and has caused a substantial increase in the demand for quality Headend Products. In addition, provisions of the Telecommunications Act of 1996, adopted in February, 1996, now permit Private Cable system operators to use coaxial cable connections between adjacent properties where no access to public rights-of-way are required. Further, fiber optic networks built by regional and long distance telephone service providers, which are common carriers, could be used by Private Cable system integrators as interconnects.

         Through the use of Microwave Products and common carrier fiber optic networks, Private Cable operators can target geographic areas with multiple properties, many of which would not otherwise have been considered economically feasible, for inclusion as part of an extensive Private Cable network. In the past, properties with 100 to 200 subscribers, could not financially justify more than 15 to 20 channels, but can now be linked to a central headend and justify a high channel carrier service of 60 channels or more. This allows Private Cable operators to supply a wide variety of programming at a price which is competitive with CATV.

         The economic feasibility of a Private Cable system depends on controlling the headend cost and spreading that cost over as many subscribers as possible using microwave links to multiple MDUs. Electronic equipment providing the best possible performance-to-cost ratio is key to successfully providing for the needs of Private Cable operators. The Company believes that its products are cost-effective and competitive with the products of other companies supplying the CATV industry, in terms of quality, number of channels and price.

         Lodging

         Until the early 1990's, one system integrator dominated the Lodging market and manufactured much of its own equipment. During the last several years, other Private Cable integrators have successfully entered and expanded the Lodging market by offering systems with more channels, video-on-demand and interactivity. These systems have been well received in the market, as property owners have sought additional revenues and guests have demanded increased in-room conveniences. The integrators leading this market evolution rely upon outside suppliers for their system electronics and are Blonder Tongue customers. These companies and others offer Lodging establishments VCR-based systems which provide true video-on-demand movies with a large selection of titles. To meet these demands, the typical Lodging system headend will include as many as 20 to 40 receivers and as many as 60 to 80 modulators, and will be capable of providing the guest with more channels free-to-guest, video-on-demand for a broad selection of movie titles and even interactive services such as remote check-out and concierge services. This is in contrast to the systems which preceded them which had typically 10 to 12 receivers and modulators and provided 6 to 10 channels free-to-guest and 2 to 5 channels of VCR-based movies running at published scheduled times.

         There is a trend to substitute video file servers for VCRs, which the Company believes will eventually replace VCR's in video-on-demand systems. The timing and speed of this transition is dependent on availability of lower cost servers.

         Most of the systems with video-on-demand service are in larger hotels, where the economics of high channel capacity systems are more easily justified. The conversion of hotel pay-per-view systems into video-on-demand is increasing. Smaller hotels and motels have had limited video-on-demand penetration to date, principally because of the headend cost associated with each system and the limited revenues generated by the smaller number of rooms.

         International

         For much of the world, television service is in its infancy, but is expected to rapidly expand as technological advancement reduces the cost to consumers. In addition, economic development in Latin America and Asia has allowed first time construction of integrated delivery systems which utilize a variety of electronics and broadband hardware. The pace of growth is difficult to predict, but as more alternatives become available and television service becomes increasingly affordable, it is likely that more equipment will be placed in the field.

         Additional Considerations

         The technological revolution taking place in the communications industry, which includes direct broadcast satellite, is providing digital television to an increasing number of homes. Wireless cable systems also utilize digital compression to provide channel capacity which is competitive with CATV and other television delivery systems. In addition, franchised cable companies and telephone companies, as stated earlier, are building fiber optic networks to offer video data and telephony. There is also the possibility of convergence of data and video communications, wherein computer and television systems merge and the computer monitor replaces the television screen. While it is not possible to predict with certainty which technology will be dominant in the future, it is clear that digitized video and advances in the ability to compress the digitized video signal make both digital television and the convergence of computer, telephone and television systems technically possible.

         Since United States television sets are analog (not digital), direct satellite television and other digitally compressed programming requires Headend Products or expensive set-top decoding receivers to convert the digitally transmitted satellite signals back to analog. The replacement of all television sets with digital sets will be costly and take many years to evolve. The Company believes that for many years to come, program providers will be required to deliver an analog television signal on standard channels to subscribers' television sets using Headend Products at some distribution point in their networks or employ decoding receivers at each television set. Headend Products are the heart of Blonder Tongue's business and except for systems deploying digital decoders at each television set (which is very expensive), the Company believes VideoMask(TM) is an ideal product for a system operator to use to control access to the multitude of programming that will be available. In the completely digital environment which may develop over the long term, all analog Headend Products will need to be replaced with pure digital products. The Company and all other suppliers to Private Cable, CATV and the television industry generally will need to design and manufacture new products for that environment.

Products

         Blonder Tongue's products can be separated, according to function, into the four broad categories described below:

         o Headend Products used by a system operator for signal acquisition, processing and manipulation for further transmission. Among the products offered by the Company in this category are satellite receivers (digital and analog), integrated receiver/decoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers, and processors. The headend of a television signal distribution system is the "brain" of the system, the central location where the multi-channel signal is initially received, converted and allocated to specific channels for distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal. Blonder Tongue is a licensee of General Instrument Corporation's VideoCipher(R) and DigiCipher(R) encryption technologies and EchoStar Communication Corp.'s digital technologies and integrates their decoders into integrated receiver/decoder products, where required. The Company is negotiating with additional companies which are delivering digital television signal transmission to acquire licenses to incorporate their proprietary digital decoders into the Company's receivers. The Company estimates that Headend Products accounted for approximately 90% of the Company's revenues in 1994 and 1995 and 84% of revenues in 1996.

         o Distribution Products used to permit signals to travel from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a distribution network of fiber optic or coaxial cable. Among the products offered by the Company in this category are line extenders, broadband amplifiers, directional taps, splitters and wall taps. In CATV systems, the distribution products are either mounted on exterior telephone poles or encased in pedestals, vaults or other security devices. In Private Cable systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coaxial cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images.

         o Subscriber Products used to control access to programming at the subscriber's location and to split and amplify incoming signals for transmission to multiple sites and multiple television sets within a site. Among the products offered by the Company in this category are addressable interdiction devices, splitters, couplers and multiplexers. The Company believes that the most significant product within this category is its new VideoMask(TM) addressable signal jammer, licensed from Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc. in August 1995 under certain non-exclusive technology and patent license agreements (the "Philips License Agreements"), which limits, through jamming of particular channels, the availability of programs to subscribers. Interdiction products such as VideoMask(TM) enable an integrator to control subscriber access to premium channels and other enhanced services through a computer located off-premises. Such interdiction products eliminate the necessity of an operator having to make a service call to install or remove passive traps and eliminates the costs associated with damage or loss of set-top converters in the subscribers' locations. While it is not possible to predict the market acceptance for this product, the Company believes the potential is substantial in the MDU market. Moreover, the product could be sold to the CATV industry as an alternative to set-top converters and is a viable option for telephone companies which may seek a cost effective way to compete with CATV.

         o Microwave Products used to transmit the output of a cable system headend to multiple locations using point-to-point communication links in the 13 GHz (for CATV) and 18 GHz (for Private Cable) range of frequencies. Among the products offered by the Company in this category are power amplifiers, repeaters, receivers, transmitters and compatible accessories. These products convert the headend output up to the microwave band and transmit this signal using parabolic antennas. At each receiver site, a parabolic antenna-receiver combination converts the signal back to normal VHF frequencies for distribution to subscribers at the receiver site. The Company believes that this class of products will be a major catalyst for growth in the Private Cable MDU market and will be a strategic element in developing the Company's CATV market penetration.

         The Company will modify its products to meet specific customer requirements. Typically, these modifications are minor and do not materially alter the functionality of the products. Thus the inability of the customer to accept such products does not generally result in the Company being otherwise unable to sell such products to other customers.

Research and Product Development

         The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in continuous research and development in order to (i) create new products, (ii) expand the frequency range of existing products in order to accommodate customer demand for greater channel capacity, (iii) license new technology (such as digital satellite receiver decoders), and (iv) acquire products incorporating technology which could not otherwise be developed quickly enough using internal resources, to suit the dynamics of the evolving marketplace. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of its customers and customer prospects with the expectation or promise of substantial future orders from such customers or customer prospects. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering to lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties when the Company believes that it can obtain such technology more quickly and/or cost-effectively from such third parties than the Company could otherwise develop on its own, or when the desired technology is proprietary to a third party. There were 20 employees in the research and development department of the Company at December 31, 1996.

Marketing and Sales

         Blonder Tongue markets and sells its products worldwide to Private Cable integrators, which accounted for approximately 80% of the Company's revenues for fiscal years 1994, 1995 and 1996 to regional and long distance telephone service providers, and to CATV integrators. Sales are made through a network of approximately 15 independent sales representatives with 20 offices throughout the United States and Canada, through numerous domestic and international stocking distributors, and directly to certain large end-users through the Company's sales force.

         The Company has contractual relationships with numerous independent sales representatives and distributors. Such agreements are generally terminable upon thirty days written notice by either party.

         The Company maintains its own sales staff of approximately 23 employees, which currently includes four salespersons (one salesperson in each of Cincinnati, Ohio, Timonium, Maryland, Plano, Texas and Moreno, California) and 19 sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

         The Company's standard customer payment terms are 2%-10, net 30 days. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

         The Company has several marketing programs to support the sale and distribution of its products. Blonder Tongue participates in industry trade shows and conferences. The Company also publishes technical articles in trade and technical journals, distributes sales and product literature and has an active public relations plan to ensure complete coverage of Blonder Tongue's products and technology by editors of trade journals. The Company provides system design engineering for its customers, maintains extensive ongoing communications with many OEM customers and provides one-on-one demonstrations and technical seminars to potential new customers. Blonder Tongue supplies sales and applications support, product literature and training to its sales representatives and distributors. The management of the Company travels extensively, identifying customer needs and meeting potential customers.

         The Company had approximately $34,209,000 and $3,248,000 in purchase orders as of December 31, 1995 and December 31, 1996, respectively. At December 31, 1995 the outstanding purchase orders included orders from ICS aggregating $25,068,000, of which only approximately $700,000 was actually shipped in 1996, with the balance of the orders being cancelled. All of the purchase orders outstanding as of December 31, 1996 are expected to be shipped prior to December 31, 1997. The outstanding purchase orders as of December 31, 1996 do not include any amount for shipments anticipated as of December 31, 1996 under the Company's contract with Pacific Bell, due to the nature of the contract. The purchase orders are for the future delivery of products and are subject to cancellation by the customer.

Customers

         Blonder Tongue has a broad customer base, which in 1996 consisted of more than 1,000 active accounts. Approximately 42%, 46% and 39% of the Company's revenues in fiscal years 1994, 1995 and 1996, respectively, were derived from sales of products to the Company's five largest customers. In 1996 sales to LodgeNet Entertainment Corporation accounted for approximately 17% of the Company's revenues. Sales to the five largest customers consisted principally of Headend Products. There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. However, the Company anticipates that these customers will continue to account for a significant portion of the Company's revenues in future periods, although none of them is obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide the Company with binding forecasts of product purchases for any future period.

         The complement of leading customers may shift as the most efficient and better financed integrators grow more rapidly than others. The Company believes that many integrators will grow rapidly, and as such the Company's success will depend in part on the viability of those customers and on the Company's ability to maintain its position in the overall marketplace by shifting its emphasis to those customers with the greatest growth and growth prospects. Any substantial decrease or delay in sales to one or more of the Company's leading customers, the financial failure of any of these entities, or the Company's inability to develop and maintain solid relationships with the integrators which may replace the present leading customers, would have a material adverse effect on the Company's results of operations and financial condition.

         The Company's revenues are derived primarily from customers in the continental United States, however, the Company also derives revenues from customers outside the continental United States, primarily in underdeveloped countries. Television service is in its infancy in many international markets, particularly Latin America and Asia, creating opportunity for those participants who offer quality products at a competitive price. Sales to customers outside of the United States represented approximately 11%, 9% and 5% of the Company's revenues in fiscal years 1994, 1995 and 1996, respectively. All of the Company's transactions with customers located outside of the continental United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions.

Manufacturing and Suppliers

         Blonder Tongue's manufacturing operations are located at the Company's headquarters in Old Bridge, New Jersey. The Company's manufacturing operations are vertically integrated and consist principally of the assembly and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chassis and cabinets for such assemblies. Management continues to implement a significant number of changes to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor, an increased use of surface mount, axial lead and radial lead robotics to place electronic components on printed circuit boards, a continuing program of circuit board redesign to make more products compatible with robotic insertion equipment and an increased integration in machining and fabrication. All of these efforts are consistent with and part of the Company's strategy to provide its customers with products with a high performance-to-cost ratio.

         Outside contractors supply standard components and etch printed circuit boards to the Company's specifications. While the Company generally purchases electronic parts which do not have a unique source, certain electronic component parts used within the Company's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. However, in such situations the Company may experience temporary reductions in its ability to ship products affected by the component shortage. The Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher(R) and DigiCipher(R) encryption systems manufactured by General Instrument Corporation, which are standard encryption methodology employed on U.S. C-Band and Ku-Band transponders and EchoStar digital satellite receiver decoders, which are specifically designed to work with the DISH Network(TM). An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company's operating results. The Company does not have a supply agreement with General Instrument Corporation or any other supplier. The Company submits purchase orders to its suppliers on an as-needed basis.

         Blonder Tongue maintains a quality assurance program which tests samples of component parts purchased, as well as its finished products, on an ongoing basis and also conducts tests throughout the manufacturing process using commercially available and in-house built testing systems that incorporate proprietary procedures. Blonder Tongue performs final product tests on 100% of its products prior to shipment to customers.

Competition

         All aspects of the Company's business are highly competitive. The Company competes with national, regional and local manufacturers and distributors, including companies larger than Blonder Tongue which have substantially greater resources. Various manufacturers who are suppliers to the Company sell directly as well as through distributors into the CATV and Private Cable marketplaces. Because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may seek to enter the principal markets served by the Company. Many of these potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than Blonder Tongue. The Company expects that direct and indirect competition will increase in the future. Additional competition could result in price reductions, loss of market share and delays in the timing of customer orders. The principal methods of competition are product differentiation, performance and quality, price and terms, service, and technical and administrative support.

Intellectual Property

         The Company currently holds 11 United States patents and 4 foreign patents covering a wide range of electronic systems and circuits. None of these patents, however, are considered material to the Company's present operations because they do not relate to high volume applications. Because of the rapidly evolving nature of the Private Cable and CATV industries, the Company believes that its market position as a leading supplier to Private Cable derives primarily from its ability to develop a continuous stream of new products which are designed to meet its customers' needs and which have a high performance-to-cost ratio.

         The Company is a licensee of Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc., Cable Home Communications Corp., a subsidiary of General Instrument Corporation ("GI"), Houston Tracker Systems, Inc., a subsidiary of EchoStar Communications Corp. ("EchoStar"), and several smaller software development companies.

         Under the Philips License Agreements, the Company is granted a non-exclusive license for a term which expires in 2010, concurrently with the last to expire of the relevant patents. The Philips License Agreements provide for the payment by the Company of a one-time license fee and for the payment by the Company of royalties based upon unit sales of licensed products.

         The Company is a licensee of GI relating to GI's VideoCipher(R) encryption technology and is also a party to a private label agreement with GI relating to its DigiCipher(R) technology. Under the VideoCipher(R) license agreement, the Company is granted a non-exclusive license under certain proprietary know-how, to design and manufacture certain licensed products to be compatible with the VideoCipher(R) commercial descrambler module for a term of ten years, expiring in August, 2000. The VideoCipher(R) license agreement provides for the payment by the Company of a one-time license fee for the Company's first model of licensed product and additional one-time license fees for each additional model of licensed product. The VideoCipher(R) license agreement also provides for the payment by the Company of royalties based upon unit sales of licensed products. Under the DigiCipher(R) private label agreement, the Company is granted the non-exclusive right to sell DigiCipher(R) II integrated receiver decoders bearing the Blonder Tongue name for use in the commercial market for a term expiring in December, 1997. The DigiCipher(R) private label agreement provides for the payment by the Company of a one-time license fee for the Company's first model of licensed product and additional one-time license fees for each additional model of licensed product.

         In November 1996, the Company entered into a license agreement with EchoStar, pursuant to which the Company is licensed to manufacture and sell digital satellite receiver systems which are compatible with digital programming transmitted by EchoStar's DISH Network(TM), for use in the commercial market. The agreement is for a term of five years, expiring in November, 2001. The EchoStar license agreement provides for the payment by the Company of a one-time license fee and for the payment of royalties based upon unit sales of licensed products.

         During 1996, the Company also entered into several software development and license agreements for specifically designed controller and interface software necessary for the operation of the Company's Video Central(TM) remote interdiction control system, which is used for remote operation of VideoMask(TM) signal jammers installed at subscriber locations. These licenses are perpetual and require the payment of a one-time license fee and in one case additional payments, the aggregate of which are not material.

         The Company relies on a combination of contractual rights and trade secret laws to protect its proprietary technology and know-how. There can be no assurance that the Company will be able to protect its technology and know-how or that third parties will not be able to develop similar technology and know-how independently. Therefore, existing and potential competitors may be able to develop products that are competitive with the Company's products and such competition could adversely affect the prices for the Company's products or the Company's market share. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining its leadership position.

Regulation

         Private Cable (estimated by the Company to represent approximately 80% of its business), while in some cases subject to certain FCC licensing requirements, is not presently burdened with extensive government regulations. CATV operators (estimated by the Company to represent approximately 20% of its business) had been subject to extensive government regulation pursuant to the Cable Television Consumer Protection and Competition Act of 1992, which among other things provided for rate rollbacks for basic tier cable service, further rate reductions under certain circumstances and limitations on future rate increases. The Telecommunications Act of 1996, enacted early last year, will deregulate many aspects of CATV system operation and open the door to competition among cable operators and telephone companies in each of their respective industries. The Company believes that this legislation will increase the base of potential customers for the Company's products.

Environmental Regulations

         The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 1996 and does not anticipate incurring in 1997 material capital expenditures for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

         The Company presently holds a permit from the New Jersey Department of Environmental Protection ("NJDEP"), Division of Environmental Quality, Air Pollution Control Program relating to its operation of certain process equipment, which permit expires in June, 2001. The Company has held such a permit for this equipment on a substantially continuous basis since approximately April, 1989. The Company also has authorization under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire November 1, 1997. The Company anticipates that such permit will be renewed.

Employees

         The Company employs approximately 481 persons, including 365 in manufacturing, 20 in research and development, 17 in quality assurance, 34 in production services, 23 in sales and marketing, and 22 in a general and administrative capacity. 307 of the Company's employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company expiring in February, 1999.

ITEM 2.   PROPERTIES

         The Company's principal manufacturing, engineering, sales and administrative facilities, consist of one building totalling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the "Old Bridge Facility"). The Company also leases approximately 8,100 square feet of space in San Diego, California for which it pays base rent of approximately $4,100 per month. In 1995, the Company's Board of Directors adopted resolutions authorizing the consolidation of the Company's operations from California to the Old Bridge facility. The Company concluded this consolidation prior to the end of 1996. The Company will continue to incur charges for rent in San Diego through June 30, 1997, the expiration date of the lease. The Company has sublet the San Diego facility in an effort to mitigate such expense.

         Management believes that the Old Bridge Facility is adequate to support the Company's anticipated needs in 1997. Subject to compliance with applicable zoning and building codes, the Old Bridge real property is large enough to double the size of the plant to accommodate expansion of the Company's operations should the need arise.

ITEM 3.  LEGAL PROCEEDINGS

         On October 18, 1996, the Company was served with a complaint in a lawsuit filed by Scientific-Atlanta, Inc., in the United States District Court for the Northern District of Georgia alleging patent infringement by the Company's VideoMask(TM) interdiction product. The complaint requests an unspecified amount of damages and injunctive relief. On November 13, 1996 a procedural default (unrelated to the merits of the case) was entered against the Company due to the late filing of the Company's answer. Motions have been made and briefed regarding the setting aside of that entry and the Company is presently awaiting the Court's ruling. The Company's outside patent counsel has advised the Company that the equities of the case, public policy and multiple meritorious defenses weigh in favor of setting the entry aside. Although the outcome of any litigation cannot be predicted with certainty, the Company believes the complaint is without merit and that the ultimate disposition of this matter will not have a material effect on the Company's business. Regardless of the validity or the successful assertion of the claims set forth in the Scientific complaint or infringement claims made by others, the Company could incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on the Company's financial condition and results of operations. Damages for violation of third party proprietary rights could be substantial, in some instances are trebled, and could have a material adverse effect on the Company financial condition and results of operations. If the Company is unsuccessful in setting aside the entry of default on the procedural matter or in defending the lawsuit filed by Scientific or any other claims or actions are asserted against the Company or its customers, the Company may seek to obtain a license under third party's intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. The failure to obtain a license to a third party's intellectual property rights on commercially reasonable terms could have a material adverse effect on the Company's results of operations and financial condition.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company's common stock has been traded on the American Stock Exchange since the Company's initial public offering on December 14, 1995. The following table sets forth for the fiscal quarters indicated, the high and low sale prices for the Company's Common Stock on the American Stock Exchange.

Market Information

Fiscal year ended December 31, 1995:                        High        Low
                                                            -----       ----
         Fourth Quarter (December 14-31, 1995)............  10 5/8      9 1/2

Fiscal year ended December 31, 1996                         High        Low
                                                            -----       ----

         First Quarter ...................................  13 3/4       9
         Second Quarter...................................  19 1/2       9 7/8
         Third Quarter ...................................  15           7 3/4
         Fourth Quarter ..................................  10 7/8       8 1/8


         The Company's Common Stock is traded on the American Stock Exchange under the symbol "BDR".

Holders

         As of March 19, 1997, the Company had approximately 101 holders of record of the Common Stock. Since a portion of the Company's common stock is held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

Dividends

         The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Other than in connection with certain S Corporation distributions, the Company has never declared or paid any cash dividends on its Common Stock. Any determination to pay dividends in the future is at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. The Company's loan agreement with CoreStates Bank prohibits the payment of dividends by the Company on its Common Stock, unless at the time of and after giving effect to any proposed dividend payment, the Company is not in default under the loan agreement and is in compliance with certain financial covenants relating to, among other things, working capital, tangible net worth and debt service coverage.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated statement of earnings data presented below for each of the years ended December 31, 1994, 1995 and 1996, and the selected consolidated balance sheet data as of December 31, 1995 and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K. The selected consolidated statement of earnings data for the years ended December 31, 1992 and 1993 and the selected consolidated balance sheet data as of December 31, 1992, 1993 and 1994 are derived from audited consolidated financial statements not included herein. The data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial and statistical information appearing elsewhere herein.


                                                                                    Year Ended December 31,
                                                             -----------------------------------------------------------------------
                                                               1992           1993            1994            1995            1996
                                                             --------       --------        --------        --------        --------
                                                                                (in thousands, except per share data)
Consolidated Statement of Earnings Data:

Net sales ............................................       $ 22,681       $ 24,136        $ 35,804        $ 51,982        $ 48,862
Cost of goods sold ...................................         14,257         14,472          21,791          32,528          30,613
                                                             --------       --------        --------        --------        --------
  Gross profit .......................................          8,424          9,664          14,013          19,454          18,249
                                                             --------       --------        --------        --------        --------
Operating expenses:

  Selling, general and administrative ................          6,050          5,565           7,060           9,791           9,135
  Research and development ...........................            722            963           1,477           2,011           1,972
                                                             --------       --------        --------        --------        --------
  Total operating expenses ...........................          6,772          6,528           8,537          11,802          11,107
                                                             --------       --------        --------        --------        --------

Earnings (loss) from operations ......................          1,652          3,136           5,476           7,652           7,142
Interest expense .....................................            180            183             439           1,296             658
Other (income) expense, net ..........................            207            (15)            (89)            (60)             --
                                                             --------       --------        --------        --------        --------
Earnings (loss) before income taxes ..................       $  1,265       $  2,968        $  5,126        $  6,416        $  6,484
Provisions for income taxes ..........................                                                                         2,601
                                                                                                                            --------
Net earnings .........................................                                                                      $  3,883
                                                                                                                            ========
Net earnings per share ...............................                                                                      $   0.47
Weighted average shares outstanding ..................                                                                         8,300

Pro Forma Data:

Pro forma provision for income taxes(1) ..............            506          1,187           2,050           2,566
                                                             --------        -------         -------         -------
Pro forma net earnings ...............................       $    759       $  1,781        $  3,076        $  3,850
                                                             ========        =======         =======         =======
Pro forma net earnings per share .....................       $   0.09       $   0.23        $   0.48        $   0.64
Weighted average shares outstanding(2) ...............          8,097          7,772           6,475           6,054
Other Data:

S Corporation distributions declared .................       $     --       $    964        $  4,425        $  7,896        $     --


                                                                                     Year Ended December 31,
                                                             ----------------------------------------------------------------------
                                                               1992           1993            1994            1995            1996
                                                             --------       --------        --------        --------        --------
                                                                                         (in thousands)
Consolidated Balance
Sheet Data:

Working capital ......................................       $  3,124       $  3,920        $  5,786        $ 14,407        $ 23,015
Total assets .........................................          7,273         11,197          15,832          31,804          36,165
Long-term debt (including current maturities) ........            406          1,552           5,196           2,145           6,347
Stockholders' equity .................................          2,702          4,204           3,509          19,740          25,576


------------------
(1) On December 11, 1995, the Company's status as an S Corporation terminated and as a result the Company is now subject to corporate income taxes. Accordingly, pro forma net earnings reflect a pro forma adjustment for income taxes which would have been recorded had the Company been a C Corporation.

(2) Weighted average shares are based on shares outstanding for the respective period, adjusted as required by SAB 83. Supplemental pro forma weighted average shares outstanding are based on the weighted average number of shares of common stock and common stock equivalents used in the calculation of pro forma earnings per share, plus the estimated number of shares (621,000 and 592,000 at December 31, 1994 and 1995, respectively) that would need to be sold by the Company in order to fund the estimated cash distribution to stockholders of $5,895,000 paid out of the net proceeds of the offering. Supplemental pro forma earnings per share was $0.43 and $0.58 at December 31, 1994 and 1995, respectively. See Note 1(m) of notes to the Company's consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's historical results of operations and liquidity and capital resources should be read in conjunction with "Selected Consolidated Financial Data" and the consolidated financial statements of the Company and notes thereto appearing elsewhere herein.

Overview

         The Company was incorporated in November, 1988, under the laws of Delaware as GPS Acquisition Corp. for the purpose of acquiring the business of Blonder-Tongue Laboratories, Inc., a New Jersey corporation which was founded in 1950 by Ben H. Tongue and Isaac S. Blonder (the "former Blonder-Tongue") to design, manufacture and supply a line of electronics and systems equipment principally for the Private Cable industry. Following the acquisition, the Company changed its name to Blonder Tongue Laboratories, Inc.

         The Company's success is due in part to management's efforts to leverage the Company's reputation by broadening its product line to offer one-stop shop convenience to Private Cable and CATV system integrators and to deliver products having a high performance-to-cost ratio. The Company has experienced significant growth since the acquisition of the former Blonder-Tongue, both internally and through strategic acquisitions.

         In December 1995, the Company successfully concluded an initial public offering of 2,200,000 shares of its Common Stock. Thereafter, in January 1996, the Company's underwriters exercised their over-allotment option, as a result of which an additional 181,735 shares of the Company's Common Stock were sold. The proceeds received by the Company from the sale of its Common Stock in the offering (including shares sold pursuant to the over-allotment option), net of expenses of the offering and certain S Corporation distributions to the Company's principal stockholders, was approximately $14,045,000. These funds were used to acquire the Company's Old Bridge Facility and to reduce the Company's outstanding bank debt. The Company has further enhanced its liquidity through a long-term loan secured by a mortgage against the Old Bridge Facility.

Results of Operations

         The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales:

                                                 Year Ended December 31,
                                           ---------------------------------
                                            1994          1995          1996
                                            ----          ----          ----

Net sales................................  100.0%        100.0%        100.0%
Costs of goods sold......................   60.9          62.6          62.7
Gross profit.............................   39.1          37.4          37.3
Selling expenses.........................    9.0           9.3           9.8
General and administrative expenses......   10.8           9.5           8.9
Research and development expenses........    4.1           3.9           4.0
Earnings from operations.................   15.3          14.7          14.6
Other expense, net.......................    1.0           2.4           1.3
Earnings before income taxes.............   14.3          12.3          13.3

1996 Compared with 1995

         Net Sales. Net sales decreased $3,120,000, or 6.0%, to $48,862,000 in 1996 from $51,982,000 in 1995. International sales accounted for $2,655,000 (5.4% of total sales) for 1996 compared to $4,809,000 (9.3% of total sales) for 1995. Net sales included approximately $2,939,000 of VideoMask(TM) interdiction equipment. Net sales also included $2,192,000 under the Company's agreement to supply interdiction equipment to Pacific Bell.

         Sales in the lodging market remained strong during 1996 but MDU sales were impacted by the uncertainty surrounding the installation of private cable systems in properties under contract to Interactive Cable Systems, Inc. ("ICS"), one of the Company's largest customers in 1995. Net sales to ICS were approximately $684,000 in 1996 compared to approximately $9,266,000 in 1995. It is anticipated that these properties will be upgraded in future time periods either by ICS or by other private cable operators, although no assurances in this regard can be given. Approximately $655,000 of accounts receivable outstanding at December 31, 1996 was due from ICS for more than 60 days, compared with approximately $933,000 outstanding for more than 60 days at December 31, 1995.

         Longer than anticipated accelerated life testing of the Company's, new VideoMask(TM) interdiction product delayed production until early March, 1996. Thereafter, volume interdiction sales were further delayed due to the inability of ICS to complete the installation of private cable systems in properties under contract to them and the shift in demand to other users of interdiction whose requirements were for product configurations not yet in production. Volume interdiction sales may be affected due to uncertainties relating to the pending Scientific-Atlanta litigation. See Item 3 - Legal Proceedings.

         Cost of Goods Sold. Cost of goods sold decreased to $30,613,000 in 1996 from $32,528,000 in 1995 but increased as a percentage of sales to 62.7% from 62.6%. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products. Reconfiguration costs and low volume production of VideoMask(TM) during 1996 affected gross margins of the product. As VideoMask(TM) volume increases, margins on such products should improve, although there can be no assurance that additional delays will not occur or that volume will increase.

         Selling Expenses. Selling expenses decreased to $4,780,000 in 1996 from $4,824,000 in 1995, primarily due to decreased costs incurred for commissions as a result of the termination of certain sales representatives offset by increased expenditures for marketing materials, royalties related to certain license agreements and increased operational costs of the BTI sales office along with additional costs incurred in connection with the closure of such office.

         General and Administrative Expenses. General and administrative expenses decreased to $4,355,000 in 1996 from $4,967,000 for 1995 and also decreased as a percentage of sales to 8.9% in 1996 from 9.5% in 1995. The $612,000 decrease can be attributed to a reduction in rent expense, net of increased depreciation, as a result of the Company's purchase of its manufacturing facility located in Old Bridge, New Jersey and a decline in salaries due to a reduction in personnel, offset by an increase in expenditures for professional services and insurance.

         Research and Development Expenses. Research and development expenses decreased 1.9% to $1,972,000 in 1996 from $2,011,000 in 1995, primarily due to a decrease in consulting services incurred, which were primarily attributable to the development of the VideoMask(TM) interdiction product line during 1995 and the first half of 1996, offset by an increase in purchased materials for research and development. Research and development expenses increased as a percentage of sales to 4.0% from 3.9%.

         Operating Income. Operating income decreased 6.7% to $7,142,000 in 1996 from $7,652,000 in 1995. Operating income as a percentage of sales decreased to 14.6% in 1996 from 14.7% in 1995.

         Interest and Other Expenses. Other expenses, net, decreased to $658,000 in 1996 from $1,236,000 in 1995. These expenses in 1996 consisted of interest expense in the amount of $658,000. Other expenses in 1995 consisted of interest expense of $1,296,000, offset by $60,000 of other income. The reduction in interest expense is primarily attributed to reduced borrowings under the Company's credit line.

         Income Taxes. The Company with the consent of its stockholders elected to be taxed as an S Corporation for federal income tax purposes since its organization. As a consequence, the taxable net earnings of the Company were taxed as income to the Company's stockholders in proportion to their individual stockholdings, and the payment of federal income taxes on such proportionate share of the Company's taxable earnings is the personal obligation of each stockholder. The Company's status as an S Corporation terminated on December 11, 1995, and as a result the Company is now a C Corporation for income tax purposes. As a C Corporation, the Company is currently taxed at a combined effective rate of approximately 40% based upon current federal and state income tax regulations. Had the Company been taxable as a C Corporation for the entire year of 1995, pro forma income taxes and pro forma net earnings after taxes for the year ended December 31, 1995 would have been $2,566,000 and $3,850,000, respectively, compared with a provision for income taxes and net earnings after taxes for the year ended December 31, 1996 of $2,601,000 and $3,883,000, respectively.

1995 Compared with 1994

         Net Sales. Net sales increased $16,178,000, or 45.2%, to $51,982,000 in 1995 from $35,804,000 in 1994. International sales accounted for $4,809,000 (9.3% of total sales) in 1995 compared to $4,034,000 (11.3% of total sales) in 1994. The increase in sales primarily reflected increased demand for the Company's Headend Products in the MDU market and relatively strong sustained sales to the Lodging market.

         Cost of Goods Sold. Cost of goods sold increased to $32,528,000 in 1995 from $21,791,000 in 1994 and also increased as a percentage of sales to 62.6% from 60.9%. The increase was caused primarily by changes in product mix and discounts afforded to certain high volume customers, the impact of which was mitigated by a reduction of factory overhead costs as a percentage of labor costs.

         Selling Expenses. Selling expenses increased to $4,824,000 in 1995 from $3,210,000 in 1994 and increased as a percentage of sales to 9.3% from 9.0%. The increase was primarily due to increased costs incurred for advertising, marketing materials, travel and trade shows.

         General and Administrative Expenses. General and administrative expenses increased to $4,967,000 in 1995 from $3,850,000 in 1994 but decreased as a percentage of sales to 9.5% in 1995 from 10.8% in 1994. The $1,117,000 increase can be attributed primarily to increased expenditures for professional services and general expenses which rose due to the increase in sales volume.

         Research and Development Expenses. Research and development expenses increased 36.2% to $2,011,000 in 1995 from $1,477,000 in 1994, primarily due to an increase in purchased engineering services, but decreased as a percentage of sales to 3.9% from 4.1%. The Company anticipates continuing to increase its research and development expenditures.

         Operating Income. Operating income increased 39.7% to $7,652,000 in 1995 from $5,476,000 in 1994. Operating income as a percentage of sales decreased to 14.7% in 1995 from 15.3% in 1994.

         Interest and Other Expenses. Other expenses, net, increased to $1,236,000 in 1995 from $350,000 in 1994. These expenses in 1995 consisted of interest expense in the amount of $1,296,000, offset by $60,000 of other income. Other expenses in 1994 consisted of interest expense of $439,000, offset by $89,000 of other income. The increase in interest expense in 1995 was the result of increased borrowings under the Company's line of credit and the incurrence of approximately $4,250,000 of additional term indebtedness during the third and fourth quarters of 1994, relating to certain S Corporation distributions to the stockholders and the purchase of shares of Common Stock from a stockholder.

         Income Taxes. The Company with the consent of its stockholders elected to be taxed as an S Corporation for federal income tax purposes since its organization. As a consequence, the taxable net earnings of the Company were taxed as income to the Company's stockholders in proportion to their individual stockholdings, and the payment of federal income taxes on such proportionate share of the Company's taxable earnings is the personal obligation of each stockholder. The Company's status as an S Corporation terminated on December 11, 1995, and as a result the Company is now a C Corporation for income tax purposes. As a C Corporation, the Company is currently taxed at a combined effective rate of approximately 40% based upon current federal and state income tax regulations. Had the Company been taxable as a C Corporation in 1994 and for the entire year of 1995, pro forma income taxes for the year ended December 31, 1994 and 1995 would have been $2,050,000 and $2,566,000, respectively, and the pro forma net earnings after taxes for such periods would have been $3,076,000 and $3,850,000, respectively.

Inflation and Seasonality

         Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 1996 were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

         As of December 31, 1996 and 1995, the Company's working capital was $23,015,000 and $14,407,000, respectively. The increase in working capital is attributable to a $2,638,000 increase in inventory, a $3,003,000 decrease in accounts payable and a $1,176,000 reclassification of the revolving line of credit as a long-term liability due to its maturity date extending beyond one year. In addition, the Company received a $1,606,000 equity capital infusion as a result of the exercise by the Company's underwriters of their over-allotment option in connection with the Company's initial public offering of Common Stock and proceeds from a $2,800,000 loan secured by a mortgage against the Company's principal office/manufacturing facility located in Old Bridge, New Jersey. These additional proceeds were applied against the outstanding balance under the Company's revolving line of credit. Historically, the Company has satisfied its cash requirements primarily from net cash provided by operating activities and from borrowings under its line of credit.

         The Company's net cash used in operating activities for the period ended December 31, 1996 was $534,000, including $2,638,000 to fund the increase in inventory, compared to cash provided by operating activities for the period ended December 31, 1995, which was $495,000. Cash flows from operating activities have been negative, due primarily to the increase in inventory of $2,638,000, and a reduction in accounts payable of $3,003,000.

         Cash used in investing activities was $1,963,000. $492,000 was utilized for fees associated with the acquisition of certain license agreements, and $1,471,000 of which is attributable to capital expenditures for new equipment. The Company purchased several high speed robotic insertion machines which are used primarily in the manufacture of circuit boards for the Company's new VideoMask(TM) product line and the balance was used for the purchase of other automated assembly and test equipment. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 1997.

         Cash provided by financing activities was $3,360,000 for the period ended December 31, 1996, comprised primarily of debt proceeds, net of repayments, of $3,026,000, net proceeds from the Company's sale of an additional 181,735 shares of Common Stock pursuant to an over-allotment option relating to the Company's initial public offering of $1,606,000 and an additional $261,000 relating to the exercise of stock options.

         On September 26, 1996, the Company executed a new $15 million revolving line of credit with a bank on which funds may be borrowed at the bank's prime rate (8.25% at December 31, 1996) or LIBOR plus .95% (6.58% at December 31,
1996) for a specified period of time at the election of the Company. As of December 31, 1996, the Company had drawn down $1,176,000 at the bank's prime rate under the line of credit for working capital needs. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios. In addition, the Company obtained a $10 million acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. At December 31, 1996, there was no balance outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1998.

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

Additional Factors That May Affect Future Results and Market Price of Stock

         Blonder Tongue's business operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks which are not otherwise addressed elsewhere in this Annual Report. There can be no assurance that the Company will anticipate the evolution of industry standards in Private Cable or the communications industry generally, changes in the market and customer needs, or that technologies and applications under development by the Company will be successfully developed, or if they are successfully developed, that they will achieve market acceptance. The competition to attract and retain highly-skilled engineering, manufacturing, marketing and managerial personnel is intense. Capital spending by cable operators for constructing, rebuilding, maintaining or upgrading their systems (upon which the Company's sales and profitability are dependent) is dependent on a variety of factors, including access to financing, demand for their cable services, availability of alternative video delivery technologies, and general economic conditions. Factors such as announcements of technological innovations or new products by the Company, its competitors or third parties, quarterly variations in the Company's actual or anticipated results of operations, market conditions for emerging growth stocks or cable industry stocks in general, or the failure of revenues or earnings in any quarter to meet the investment community's expectations, may cause the market price of the Company's Common Stock to fluctuate significantly. The stock price may also be affected by broader market trends unrelated to the Company's performance.

Effect of New Accounting Pronouncements

         In October, 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." The Company adopted this pronouncement by making the required pro forma footnote disclosures only. Therefore, the adoption of SFAS No. 123 did not have an effect on the Company's results of operations or financial condition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated by reference from the consolidated financial statements and notes thereto of the Company which are attached hereto beginning on page 25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10 through 13.  Incorporated by Reference

         The information called for by Item 10 "Directors and Executive Officers of the Registrant", Item 11 "Executive Compensation", Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held April 24, 1997, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates. Note that the sections in the definitive proxy statement entitled "Report of Compensation Committee on Executive Compensation Policies" and "Comparative Stock Performance" pursuant to S-K Item 402(a)(9) are not deemed "soliciting material" or "filed" as part of this report.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements and Supplementary Data.

         Report of Independent Certified Public Accountants, BDO Seidman, LLP....................................26
         Consolidated Balance Sheets as of December 31, 1995 and 1996 ...........................................27
         Consolidated Statements of Earnings for the Years Ended December 31, 1994, 1995 and 1996................28
         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994,
          1995 and 1996 .........................................................................................29
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996 .............30
         Notes to Consolidated Financial Statements..............................................................31

(a)(2)   Financial Statement Schedules.

         Included in Part IV of this report:

         Schedule II Valuation and Qualifying Accounts and Reserves

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the applicable instructions or are inapplicable and therefore have been omitted.

(a)(3)   Exhibits

         The exhibits are listed in the Index to Exhibits appearing below and are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

(b) No reports on Form 8-K were filed in the quarter ended December 31, 1996.

(c)  Exhibits:

   Exhibit #                        Description                                       Sequential Page Number
   ---------                        -----------                                       ----------------------
      3.1      Restated Certificate of Incorporation of Blonder            Incorporated by reference from Exhibit
               Tongue Laboratories, Inc.                                   3.1 to Registrant's S-1 Registration
                                                                           Statement No. 33-98070 originally filed
                                                                           October 12, 1995, as amended.

      3.2      Restated Bylaws of Blonder Tongue Laboratories,             Incorporated by reference from Exhibit
               Inc.                                                        3.2 to Registrant's S-1 Registration
                                                                           Statement No. 33-98070 originally filed
                                                                           October 12, 1995, as amended.

      4.1      Specimen of stock certificate                               Incorporated by reference from Exhibit
                                                                           4.1 to Registrant's S-1 Registration
                                                                           Statement No. 33-98070 originally filed
                                                                           October 12, 1995, as amended.

     10.1      Agreement of Sale between Blonder Tongue                    Incorporated by reference from Exhibit
               Laboratories, Inc. and American Real Estate                 10.2 to Registrant's S-1 Registration
               Investment and Development Co. and                          Statement No. 33-98070 originally filed
               Amendment.                                                  October 12, 1995, as amended.

     10.2      Consulting Agreement, dated January 1, 1995,                Incorporated by reference from Exhibit
               between Blonder Tongue Laboratories, Inc. and               10.3 to Registrant's S-1 Registration
               James H. Williams.                                          Statement No. 33-98070 originally filed
                                                                           October 12, 1995, as amended.

     10.3      Key Employee Salary Bonus Plan.                             Incorporated by reference from Exhibit
                                                                           10.4 to Registrant's S-1 Registration
                                                                           Statement No. 33-98070 originally filed
                                                                           October 12, 1995, as amended.

     10.4      1994 Incentive Stock Option Plan.                           Incorporated by reference from Exhibit
                                                                           10.5 to Registrant's S-1 Registration
                                                                           Statement No. 33-98070 originally filed
                                                                           October 12, 1995, as amended.

     10.5      1995 Long Term Incentive Plan.                              Incorporated by reference from Exhibit
                                                                           10.6 to Registrant's S-1 Registration
                                                                           Statement No. 33-98070 originally filed
                                                                           October 12, 1995, as amended.

     10.6      1996 Director Option Plan.                                  Incorporated by reference from Exhibit
                                                                           10.7 to Registrant's S-1 Registration
                                                                           Statement No. 33-98070 originally filed
                                                                           October 12, 1995, as amended.






   Exhibit #                        Description                                       Sequential Page Number
   ---------                        -----------                                       ----------------------

     10.7      Second Amended and Restated Loan Agreement,                 Incorporated by reference from Exhibit
               dated as of September 26, 1996, between Blonder             10.1 to Registrant's Quarterly Report on
               Tongue Laboratories, Inc. and CoreStates Bank,              Form 10-Q for the period ended
               N.A., successor to Meridian Bank.                           September 30, 1996, filed November 14,
                                                                           1996.

     10.8      Employment Agreement, dated August 1, 1995,                 Incorporated by reference from Exhibit
               between Blonder Tongue Laboratories, Inc. and               10.9 to Registrant's S-1 Registration
               Daniel J. Altiere.                                          Statement No. 33-98070 originally filed
                                                                           October 12, 1995, as amended.

     10.9      Form of Indemnification Agreement entered into              Incorporated by reference from Exhibit
               by Blonder Tongue Laboratories, Inc. in favor of            10.10 to Registrant's S-1 Registration
               each of its Directors and Officers.                         Statement No. 33-98070 originally filed
                                                                           October 12, 1995, as amended.

     10.10     VideoCipher(R)IICM Commercial Descrambler                   Incorporated by reference from Exhibit
               Module Master Purchase and License Agreement,               10.11 to Registrant's S-1 Registration
               dated August 23, 1990, between Blonder Tongue               Statement No. 33-98070 originally filed
               Laboratories, Inc. and Cable/Home                           October 12, 1995, as amended.
               Communication Corp.

+    10.11     Patent License Agreement, dated August 21,                  Incorporated by reference from Exhibit
               1995, between Blonder Tongue Laboratories, Inc.             10.12 to Registrant's S-1 Registration
               and Philips Electronics North America                       Statement No. 33-98070 originally filed
               Corporation.                                                October 12, 1995, as amended.

+    10.12     Interdiction Technology License Agreement, dated            Incorporated by reference from Exhibit
               August 21, 1995, between Blonder Tongue                     10.13 to Registrant's S-1 Registration
               Laboratories, Inc. and Philips Broadband                    Statement No. 33-98070 originally filed
               Networks, Inc.                                              October 12, 1995, as amended.

     10.13     Promissory Note dated December 19, 1995 from                Incorporated by reference from Exhibit
               Blonder Tongue Laboratories, Inc. in favor of               10.13 to Registrant's Annual Report on
               James H. Williams.                                          Form 10-K for fiscal year ended  December 31,
                                                                           1995, filed March 21, 1996.

     10.14     Promissory Note dated December 19, 1995 from                Incorporated by reference from Exhibit
               Blonder Tongue Laboratories, Inc. in favor of               10.14 to Registrant's Annual Report on
               Robert J. Palle, Jr.                                        Form 10-K for fiscal year ended
                                                                           December 31, 1995, filed March 21, 1996.

     10.15     Promissory Note dated December 19, 1995 from                Incorporated by reference from Exhibit
               Blonder Tongue Laboratories, Inc. in favor of               10.15 to Registrant's Annual Report on
               James A. Luksch.                                            Form 10-K for fiscal year ended
                                                                           December 31, 1995, filed March 21, 1996.

     10.16     Stock Purchase Agreement, dated July 22, 1993,              Incorporated by reference from Exhibit
               between Blonder Tongue Laboratories, Inc. and               10.17 to S-1 Registration Statement No.
               James A. Luksch.                                            33-98070 originally filed October 12,
                                                                           1995, as amended.





   Exhibit #                        Description                                       Sequential Page Number
   ---------                        -----------                                       ----------------------

     10.17     Promissory Note, dated July 22, 1995 from                   Incorporated by reference from Exhibit
               James A. Luksch in favor of Blonder Tongue                  10.18 to S-1 Registration Statement No.
               Laboratories, Inc.                                          33-98070 originally filed October 12,
                                                                           1995, as amended.

     10.18     Special Bonus Agreement, dated July 22, 1993,               Incorporated by reference from Exhibit
               between Blonder Tongue Laboratories, Inc. and               10.19 to S-1 Registration Statement No.
               James A. Luksch.                                            33-98070 originally filed October 12,
                                                                           1995, as amended.

     10.19     Letter Agreement, dated April 26, 1995 between              Incorporated by reference from Exhibit
               Blonder Tongue Laboratories, Inc. and James A.              10.20 to S-1 Registration Statement No.
               Luksch.                                                     33-98070 originally filed October 12,
                                                                           1995, as amended.

     10.20     401(k) Savings & Investment Retirement Plan.                Incorporated by reference from Exhibit
                                                                           10.21 to S-1 Registration Statement No.
                                                                           33-98070 originally filed October 12,
                                                                           1995, as amended.

     10.21     Bargaining Unit Pension Plan.                               Incorporated by reference from Exhibit
                                                                           10.22 to S-1 Registration Statement No.
                                                                           33-98070 originally filed October 12,
                                                                           1995, as amended.

     10.22     Subordination Agreement dated December 19,                  Incorporated by reference from Exhibit
               1995 among Blonder Tongue Laboratories, Inc.,               10.22 to Registrant's Annual Report on
               Meridian Bank and James A. Luksch                           Form 10-K for fiscal year ended
                                                                           December 31, 1995, filed March 21, 1996.

     10.23     Subordination Agreement dated December 19,                  Incorporated by reference from Exhibit
               1995 among Blonder Tongue Laboratories, Inc.,               10.23 to Registrant's Annual Report on
               Meridian Bank and Robert J. Palle, Jr.                      Form 10-K for fiscal year ended
                                                                           December 31, 1995, filed March 21, 1996.

     10.24     Subordination Agreement dated December 19,                  Incorporated by reference from Exhibit
               1995 among Blonder Tongue Laboratories, Inc.,               10.24 to Registrant's Annual Report on
               Meridian Bank and James H. Williams                         Form 10-K for fiscal year ended
                                                                           December 31, 1995, filed March 21, 1996.

     10.25     Subordination Agreement dated December 19,                  Incorporated by reference from Exhibit
               1995 among Blonder Tongue Laboratories, Inc.                10.25 to Registrant's Annual Report on
               and James A. Luksch for the benefit of any                  Form 10-K for fiscal year ended
               lender.                                                     December 31, 1995, filed March 21,
                                                                           1996.

     10.26     Subordination Agreement dated December 19,                  Incorporated by reference from Exhibit
               1995 among Blonder Tongue Laboratories, Inc.                10.26 to Registrant's Annual Report on
               and Robert J. Palle, Jr. for the benefit of any             Form 10-K for fiscal year ended
               lender.                                                     December 31, 1995, filed March 21,
                                                                           1996.




   Exhibit #                        Description                                       Sequential Page Number
   ---------                        -----------                                       ----------------------

     10.27     Subordination Agreement dated December 19,                  Incorporated by reference from Exhibit
               1995 among Blonder Tongue Laboratories, Inc.                10.27 to Registrant's Annual Report on
               and James H. Williams for the benefit of any                Form 10-K for fiscal year ended
               lender.                                                     December 31, 1995, filed March 21,
                                                                           1996.

     10.28     Mortgage, Assignment of Leases, and Security                Incorporated by reference from Exhibit
               Agreement dated May 23, 1996 by Blonder                     10.2 to Registrant's Quarterly Report on
               Tongue Laboratories, Inc. in favor of CoreStates            Form 10-Q for the period ended June 30,
               Bank, N.A., successor to Meridian Bank.                     1996, filed August 14, 1996.

     10.29     Real Estate Loan Note dated May 23, 1996 from               Incorporated by reference from Exhibit
               Blonder Tongue Laboratories, Inc. in favor of               10.3 to Registrant's Quarterly Report on
               CoreStates Bank, N.A., successor to Meridian                Form 10-Q for the period ended June 30,
               Bank.                                                       1996, filed August 14, 1996.

   10.29(a)    Allonge the Real Estate Loan Note, dated                    Incorporated by reference from Exhibit
               September 26, 1996 from Blonder Tongue                      10.3 to Registrant's Quarterly Report on
               Laboratories, Inc., in favor of CoreStates Bank,            Form 10-Q for the period ended
               N.A., successor to Meridian Bank.                           September 30, 1996, filed November 14,
                                                                           1996.

     10.30     Second Amended and Restated Line of Credit                  Incorporated by reference from Exhibit
               Note dated September 26, 1996 from Blonder                  10.2 to Registrant's Quarterly Report on
               Tongue Laboratories, Inc. in favor of CoreStates            Form 10-Q for the period ended
               Bank, N.A., successor to Meridian Bank.                     September 30, 1996, filed November 14,
                                                                           1996.

    ++10.31    License Agreement dated November 12, 1996                   Filed on Page 47 herein.
               between Blonder Tongue Laboratories, Inc. and
               Houston Tracker Systems, Inc.

      11       Statement Regarding Computation of Per Share                Filed on page 140 herein.
               Earnings.

      21       Subsidiaries of Blonder Tongue Laboratories, Inc.           Filed on page 141 herein.

      23       Consent of BDO Seidman, LLP                                 Filed on page 142 herein.

      27       Financial Data Schedule                                     Electronic filing only.

------------------------------
    + Certain portions of exhibit have been afforded confidential treatment by the Securities and Exchange Commission.

  ++ Certain portions of exhibit are the subject of a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

(d)  Financial Statement Schedules:

     Report of BDO Seidman, LLP on financial statement schedule.

     The following financial statement schedule is included on page 45 of this Annual Report on Form 10-K:
     Schedule II. Valuation and Qualifying Accounts and Reserves

   All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the applicable instructions or are inapplicable and therefore have been omitted.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----

Report of Independent Certified Public Accountants, BDO Seidman, LLP.............................................26

Consolidated Balance Sheets as of December 31, 1995 and 1996 ....................................................27

Consolidated Statements of Earnings for the Years Ended December 31, 1994, 1995 and 1996.........................28

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and 1996 ............29

Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996 ......................30

Notes to Consolidated Financial Statements.......................................................................31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

BDO Seidman, LLP

Woodbridge, New Jersey

March 3, 1997

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                 December 31,
                                                                              -----------------
                                                                               1995      1996
                                                                              -------   -------
              Assets (Note 4)
Current assets:
  Cash ....................................................................   $   477   $ 1,340
  Accounts receivable, net of allowance for doubtful
    accounts of $205 and $280, respectively ...............................     9,155     8,987
  Inventories (Note 2) ....................................................    13,390    16,028
  Other current assets ....................................................       906       403
  Deferred income taxes (Note 12) .........................................       137       534
                                                                              -------   -------
              Total current assets ........................................    24,065    27,292
Property, plant and equipment, net of accumulated
    depreciation and amortization (Note 3) ................................     6,486     7,161
Other assets ..............................................................     1,253     1,712
                                                                              -------   -------
                                                                              $31,804   $36,165
                                                                              =======   =======

              Liabilities and Stockholders' Equity
Current liabilities:

  Revolving line of credit (Note 4) .......................................   $ 2,709   $    --
  Current portion of long-term debt (Note 4) ..............................       221       445
  Accounts payable ........................................................     4,630     1,627
  Accrued compensation ....................................................       843       993
  Other accrued expenses ..................................................       729       589
  Income taxes (Note 12) ..................................................       526       623
                                                                              -------   -------
              Total current liabilities ...................................     9,658     4,277
                                                                              -------   -------
Deferred income taxes (Note 12) ...........................................       482       410
Revolving line of credit (Note 4) .........................................        --     1,176
Long-term debt, including related party debt of $1,591
    in 1996 and 1995 (Note 4) .............................................     1,924     4,726
Commitments and contingencies (Notes 5, 6 and 7) ..........................        --        --
Stockholders' equity (Notes 9, 10 and 11):

  Preferred stock, $.001 par value; authorized 5,000,000 shares;
    no shares outstanding .................................................        --        --
  Common stock, $.001 par value; authorized 25,000,000 shares, 7,919,285 shares issued and outstanding at December 31, 1995 and 8,193,509 shares

    issued and outstanding at December 31, 1996 ...........................         8         8
  Paid-in capital .........................................................    19,546    21,499
  Retained earnings .......................................................       186     4,069
                                                                              -------   -------
              Total stockholders' equity ..................................    19,740    25,576
                                                                              -------   -------
                                                                              $31,804   $36,165
                                                                              =======   =======


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)

                                                       Year Ended December 31,
                                                    ------------------------------
                                                      1994       1995       1996
                                                    --------   --------   --------

Net sales ........................................  $ 35,804   $ 51,982   $ 48,862
Cost of goods sold ...............................    21,791     32,528     30,613
                                                    --------   --------   --------
    Gross profit .................................    14,013     19,454     18,249
                                                    --------   --------   --------
Operating expenses:

    Selling expenses .............................     3,210      4,824      4,780
    General and administrative ...................     3,850      4,967      4,355
    Research and development .....................     1,477      2,011      1,972
                                                    --------   --------   --------
                                                       8,537     11,802     11,107
                                                    --------   --------   --------
Earnings from operations .........................     5,476      7,652      7,142
                                                    --------   --------   --------

Other income (expense):

    Interest expense .............................      (439)    (1,296)      (658)
    Other income .................................        89         60         --
                                                    --------   --------   --------
                                                        (350)    (1,236)      (658)
                                                    --------   --------   --------
Earnings before income taxes .....................     5,126      6,416      6,484
Provision for income taxes (Note 12) .............        92        884      2,601
                                                    --------   --------   --------
    Net earnings .................................  $  5,034   $  5,532   $  3,883
                                                    ========   ========   ========
Net earnings per share ...........................                        $   0.47
                                                                          ========
Weighted average shares outstanding ..............                           8,300
                                                                          ========
Pro forma data (Note 1):

    Historical earnings before income taxes ......  $  5,126   $  6,416
    Pro forma provision for income taxes (Note 12)     2,050      2,566
                                                    --------   --------
        Net earnings .............................  $  3,076   $  3,850
                                                    ========   ========
Pro forma net earnings per share .................  $   0.48   $   0.64
                                                    ========   ========
Weighted average shares outstanding ..............     6,475      6,054
                                                    ========   ========


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                                                                                              Note
                                                          Common Stock                                     Receivable
                                                     ----------------------                               From Sale of
                                                                                 Paid-in       Retained       Common
                                                      Shares        Amount       Capital       Earnings       Stock          Total
                                                     --------      --------      --------      --------      --------      --------
Balance at January 1, 1994 .....................        7,312      $      7      $  1,107      $  4,002      $   (912)     $  4,204
  Purchase and retirement of
    treasury stock .............................       (1,659)           (1)          (50)       (1,949)           --        (2,000)
  Collection of note receivable ................           --            --            --            --           304           304
  Distributions to stockholders ................           --            --            --        (4,425)           --        (4,425)
  Options granted pursuant to
    acquisition (Note 10) ......................           --            --           342            --            --           342
  Capital contribution .........................           --            --            50            --            --            50
  Net earnings .................................           --            --            --         5,034            --         5,034
                                                     --------      --------      --------      --------      --------      --------
Balance at December 31, 1994 ...................        5,653             6         1,449         2,662          (608)        3,509
  Collection of note receivable ................           --            --            --            --           608           608
  S Corporation net earnings ...................           --            --            --         5,346            --         5,346
  Distributions to stockholders ................           --            --            --        (7,896)           --        (7,896)
  Issuance and simultaneous
  purchase and retirement of
  treasury stock pursuant to
  acquisition (Note 10) ........................           66            --          (347)           --            --          (347)
  Reclassification of S Corporation
    retained earnings ..........................           --            --           112          (112)           --            --
  Proceeds from sale of stock ..................        2,200             2        19,285            --            --        19,287
  Costs of initial public offering .............           --            --          (953)           --            --          (953)
  C Corporation net earnings ...................           --            --            --           186            --           186
                                                     --------      --------      --------      --------      --------      --------
Balance at December 31, 1995 ...................        7,919             8        19,546           186            --        19,740
  Proceeds from sale of stock ..................          182            --         1,606            --            --         1,606
  Proceeds from exercise of stock
    options ....................................           84            --           261            --            --           261
  Issuance of common stock in
    exchange for investment ....................            8            --            86            --            --            86
  Net earnings .................................           --            --            --         3,883            --         3,883
                                                     --------      --------      --------      --------      --------      --------
Balance at December 31, 1996 ...................        8,193      $      8      $ 21,499      $  4,069      $     --      $ 25,576
                                                     ========      ========      ========      ========      ========      ========




          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                   Year Ended December 31,
                                                                                         ------------------------------------------
                                                                                           1994             1995            1996
                                                                                         --------         --------         --------
Cash Flows From Operating Activities:

  Net earnings ..................................................................        $  5,034         $  5,532         $  3,883
  Adjustments to reconcile net earnings to cash
    provided by (used in) operating activities:

      Depreciation and amortization .............................................             242              431            1,099
      Provision for doubtful accounts ...........................................             147               58              135
      Deferred income taxes .....................................................              --              345             (469)
      Non cash compensation expense .............................................             304              304               --

      Changes in operating assets and liabilities:

        Accounts receivable .....................................................          (1,299)          (4,727)              33
        Inventories .............................................................          (2,037)          (5,129)          (2,638)
        Other current assets ....................................................            (455)            (384)             503
        Other assets ............................................................              44               (7)            (184)
        Income taxes ............................................................             (71)             526               97
        Accounts payable and accrued expenses ...................................            (343)           3,546           (2,993)
                                                                                         --------         --------         --------
         Net cash provided by (used in) operating activities ....................           1,566              495             (534)
Cash Flows From Investing Activities:
  Capital expenditures ..........................................................            (579)          (5,502)          (1,471)
  Acquisitions of licenses ......................................................              --             (600)            (492)
                                                                                         --------         --------         --------
         Net cash used in investing activities ..................................            (579)          (6,102)          (1,963)
                                                                                         --------         --------         --------
Cash Flows From Financing Activities:

  Net borrowings (repayments) under revolving line of credit ....................           1,068             (532)          (1,533)
  Borrowings from stockholders ..................................................              --            1,591               --
  Proceeds from long-term debt ..................................................           4,250            5,000            3,422
  Repayments of long-term debt ..................................................            (606)          (9,642)            (396)
  Proceeds from sale of common stock ............................................              --           18,334            1,606
  Proceeds from exercise of stock options .......................................              --               --              261
  Purchase and retirement of treasury stock .....................................          (2,000)            (347)              --
  Collection of note receivable from sale of common stock .......................              --              304               --
  Distributions paid to stockholders ............................................          (3,393)          (9,126)              --
  Capital contribution (Note 1(b)) ..............................................              50               --               --
                                                                                         --------         --------         --------
         Net cash (used in) provided by financing activities ....................            (631)           5,582            3,360
                                                                                         --------         --------         --------
Net Increase (Decrease) In Cash .................................................             356              (25)             863
Cash, beginning of period .......................................................             146              502              477
                                                                                         --------         --------         --------
Cash, end of period .............................................................        $    502         $    477         $  1,340
                                                                                         ========         ========         ========
Supplemental Cash Flow Information:

  Cash paid for interest ........................................................        $    395         $  1,329         $    650
  Cash paid for income taxes ....................................................             187               29            2,681
                                                                                         ========         ========         ========
Non-cash transactions:

  Issuance of common stock in exchange for investment ...........................        $     --         $     --         $     86
  Options granted pursuant to acquisition .......................................             342               --               --
  Accrued dividends .............................................................           1,230               --               --
                                                                                         ========         ========         ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies

(a) Company and Basis of Presentation

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

(b) Reorganization and Recapitalization

    On December 11, 1995, the Company acquired Blonder Tongue International, Inc. (BTI). BTI was an S Corporation formed in 1994 by the stockholders of the Company. The acquisition was consummated by contribution of BTI's shares to the Company. The acquisition was accounted for at historical cost similar to a pooling of interests, due to the common control exercised over the entities by related parties. The 1994 accompanying consolidated financial statements have been restated. As a result of the acquisition of BTI, the S Corporation elections for both BTI and the Company automatically terminated on December 11, 1995. See Note 12.

    In September 1996, BTI closed its sales office located in Barcelona, Spain. The closure did not have a material impact on the Company's operating results.

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

(c) Inventories

    Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

(d) Property, Plant and Equipment

    Property, plant and equipment are stated at cost. The Company provides for depreciation generally on the straight-line method based upon estimated useful lives of 3 to 5 years for office equipment, 5 to 7 years for furniture and fixtures, 6 to 10 years for machinery and equipment, 10 to 15 years for building improvements and 40 years for the manufacturing and administrative office facility.

(e) Income Taxes

    Prior to December 11, 1995, the Company was treated as an S Corporation under provisions of the Internal Revenue Code. Under these provisions, all earnings and losses of the Company were reported on the federal income tax returns of the stockholders. Accordingly, no provisions had been made for federal income taxes. In January, 1994, the Company elected to be taxed as a small business corporation in the state of New Jersey. The consolidated financial statements for those respective periods, reflect state income tax provisions only.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for temporary differences in the recognition of certain income and expenses for financial and tax reporting purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(f) Intangible Assets

    Intangible assets totaling $1,241 and $1,706 as of December 31, 1995 and 1996, respectively, consist of goodwill, prepaid licensing fees, acquired patent rights and deferred offering costs, and are carried at cost less accumulated amortization. Amortization is computed utilizing the straight-line method over the estimated useful life of the respective asset, 3 to 15 years. Amortization expense was $19, $52 and $303 for 1994, 1995 and 1996, respectively. The deferred offering costs were charged against the proceeds of the initial public offering.

(g) Long-Lived Assets

    Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), was adopted as of January 1, 1996. SFAS 121 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The adoption of SFAS 121 was not material to the results of operations or financial position.

(h) Statements of Cash Flows

    For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 1994, 1995 and 1996.

(i) Research and Development

    Research and development expenditures for the Company's projects are expenses as incurred.

(j) Revenue Recognition

    The Company records revenues when products are shipped. Customers do not have a right to return products shipped.

(k) Earnings Per Share

    Earnings per share are based on the weighted average number of common stock and common stock equivalent shares outstanding during the year. Common stock equivalent shares consist of the dilutive effect of unissued shares under options computed using the treasury stock method.

(l) Pro Forma Presentations

    The pro forma income tax provision has been calculated as if the Company were taxable as a C Corporation under the Internal Revenue Code for all periods presented.

(m) Pro Forma Earnings Per Share

    Pro forma net earnings per share is based on the weighted average number of common stock shares and common stock equivalent shares outstanding during each period, as adjusted for the effects of the application of

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83 (53 shares for all periods). Pursuant to SAB No. 83, options granted within one year of the initial public offering which have an exercise price less than the initial public offering price are treated as outstanding for all periods presented. Pro forma net earnings per share is computed using the treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the assumed exercise of such options to repurchase shares of the Company's common stock at the initial public offering price.

    Supplemental pro forma net earnings per share was $.43 and $.58 at December 31, 1994 and 1995, respectively. Supplemental pro forma net earnings per share is based on the weighted average number of shares of common stock and common stock equivalents used in the calculation of pro forma earnings per share (6,475 and 6,054 at December 31, 1994 and 1995, respectively) plus the estimated number of shares (621 and 592 at December 31, 1994 and 1995, respectively) that would need to be sold by the Company in order to fund the cash distribution of $5,895 paid out of the net proceeds of the initial public offering.

(n) Significant Risks and Uncertainties

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Approximately 65% of the Company's employees are covered by a three year collective bargaining agreement, which expires in February, 1999.

    The Company estimates that Headend products accounted for approximately 90% of the Company's revenues in 1994 and 1995 and 84% of revenues in 1996. Any substantial decrease in sales of Headend products could have a material adverse effect on the Company's results of operations and financial condition.

    The Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher(R) and DigiCipher(R) encryption systems manufactured by General Instrument Corporation, which are standard encryption methodology employed on U.S. C-Band and Ku-Band transponders and EchoStar digital satellite receiver decoders, which are specifically designed to work with the DISH Network(TM). An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company's operating results. The Company does not have a supply agreement with General Instrument Corporation or any other supplier. The Company submits purchase orders to its suppliers on an as-needed basis.

(o) Effect of New Accounting Pronouncements

    In October, 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." The Company adopted this pronouncement by making the required pro forma note disclosures only. Therefore, the adoption of SFAS No. 123 did not have an effect on the Company's results of operations or financial condition.

(p) Reclassifications

    Certain prior year reclassifications have been made to conform to 1996 classifications.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 2 - Inventories

    Inventories are summarized as follows:

                                                   December 31,
                                             -------------------------
                                               1995              1996
                                             -------           -------

Raw materials..............................  $ 7,293           $ 7,746
Work in process............................    2,786             2,451
Finished goods.............................    3,311             5,831
                                             -------           -------
                                             $13,390           $16,028
                                             =======           =======


Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                                          December 31,
                                                     ---------------------
                                                       1995          1996
                                                     -------       -------
Land...............................................  $ 1,000       $ 1,000
Building...........................................    3,361         3,361
Machinery and equipment............................    2,307         3,457
Furniture and fixtures.............................      285           292
Office equipment...................................      330           596
Building improvements..............................      341           389
                                                     -------       -------
                                                       7,624         9,095
Less:  Accumulated depreciation and amortization...   (1,138)       (1,934)
                                                     -------       -------
                                                     $ 6,486       $ 7,161
                                                     =======       =======


Note 4 - Debt

    On May 24, 1996, the Company borrowed $2.8 million for a ten year term secured by a mortgage against the Company's manufacturing and administrative facility located in Old Bridge, New Jersey. The interest rate is fixed at 7.25% for three years and may be negotiated to another fixed rate or remain variable for the remaining seven years of the mortgage.

    On September 26, 1996, the Company executed a new $15 million line of credit with a bank on which funds may be borrowed at the bank's prime rate (8.25% at December 31, 1996) or at LIBOR plus .95% (6.58% at December 31, 1996) for a specified period of time at the election of the Company. As of December 31, 1996, the Company had drawn down $1,176 under the line of credit for working capital needs. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios. In addition, the Company obtained a $10 million acquisition loan commitment which may be tendered to the bank to finance acquisitions in accordance with certain terms. The line of credit and the acquisition loan commitment expire on June 30, 1998.

    The average amount outstanding on the line of credit during 1996 was $2,550 at a weighted average interest rate of 8.20%. The maximum outstanding under this facility was $5,576 in 1996. The Company had $13.8

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

million available under the line of credit at December 31, 1996. There was no balance outstanding under the acquisition loan commitment.

    The average amount outstanding on the line of credit during 1995 was $7,639 at a weighted average interest rate of 10%. The maximum amount outstanding under this facility was $10,398 in 1995. The Company had $7.4 million available under the line of credit at December 31, 1995.

Long-term debt consists of the following:

                                                                       December 31,
                                                                -------------------------
                                                                  1995             1996
                                                                --------          -------
Term loan with a bank bearing interest at prime rate less
2%, payable in quarterly installments through June, 1998......  $   523               285

Term loan with a bank bearing interest at 7.25%, payable
in monthly installments.......................................       --             2,691

Term loans with stockholders bearing interest at prime, due
December 19, 1998(a)..........................................    1,591             1,591

Capital leases (Note 5).......................................       31               604
                                                                --------          -------
                                                                  2,145             5,171
Less:  Current portion........................................     (221)             (445)
                                                                --------          -------
                                                                $ 1,924           $ 4,726
                                                                ========          =======

(a) $1,591 of the S Corporation distributions made after September 30, 1995 was lent back to the Company by the principal stockholders on an unsecured basis for a term of three years at an interest rate equal to the rate on the Company's line of credit. These loan agreements with the stockholders provide for payments of accrued interest on a monthly basis with the principal balance due in December 1998.

    The fair value of the debt approximates the recorded value based on the borrowing rates currently available for loans with similar terms and maturities.

    Annual maturities of long-term debt at December 31, 1996 are:
          1997...................... $   445
          1998......................   2,003
          1999......................     314
          2000......................     319
          2001......................     276
          Thereafter................   1,814
                                     -------
                                     $ 5,171
                                     =======

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

Note 5 - Commitments and Contingencies

Leases

   The Company leases certain factory and automotive equipment under noncancellable operating leases expiring at various dates through June, 2001. The Company also leased its facility and was generally obligated under the facility leases to pay additional amounts based on real estate taxes, utilities, insurance and common area maintenance charges. The Company leased its primary manufacturing and administrative office facility from a partnership whose only operations consist of leasing this facility to the Company. The Company had a 49% interest in the partnership and the remaining 51% interest in the partnership was held by an unrelated third party. The Company accounted for its interest in the partnership using the equity method. Lease payments to this partnership were approximately $592 and $605 in 1994 and 1995, respectively.

   In 1995, the Company entered into an agreement to purchase the remaining 51% interest of the partnership and thereby acquired the manufacturing and administrative office facility for $633 in cash plus the payment of two mortgages in the amount of $3,728. The Company made these payments from the proceeds of the offering and accounted for the purchase of the partnership interest as an acquisition of the building since it owns the building outright upon purchase of the remaining partnership interest.

   Future minimum rental payments, required for all noncancellable leases are as follows:

                                                        Capital     Operating
                                                        -------     ---------

1997...............................................       $149         $194
1998...............................................        149          140
1999...............................................        139           95
2000...............................................        139           21
2001...............................................         90           --
                                                          ----         ----
Total future minimum lease payments................        666         $450
                                                                       ====
Less:  amounts representing interest...............        (62)
                                                          ----
Present value of minimum lease payments............       $604
                                                          ====


   Property, plant and equipment included capitalized leases of $266, less accumulated amortization of $94, at December 31, 1995, and $648, less accumulated amortization of $32, at December 31, 1996.

   Rent expense, net of sublease income was $607, $709 and $77 for the years ended December 31, 1994, 1995 and 1996 respectively. Rent expense was $685, $725 and $79 for the years ended December 31, 1994, 1995 and 1996, respectively.

Litigation

   On October 18, 1996, the Company was served with a complaint in a lawsuit filed by Scientific-Atlanta, Inc., in the United States District Court for the Northern District of Georgia alleging patent infringement by the Company's VideoMaskTM interdiction product. The complaint requests an unspecified amount of damages and injunctive relief. On November 13, 1996 a procedural default (unrelated to the merits of the case) was entered against the Company due to the late filing of the Company's answer. Motions have been made and briefed regarding the setting aside of that entry and the Company is presently awaiting the Court's ruling. The Company's outside patent counsel has advised the Company that the equities of the case, public policy and multiple meritorious defenses weigh in favor of setting the entry aside. Although the outcome of any litigation cannot be predicted with certainty, the Company believes the complaint is without merit and that the ultimate

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

disposition of this matter will not have a material effect on the Company's business. Accordingly, no provision for this matter has been recorded in the financial statements.

Note 6 - Benefit Plans

Defined Contribution Plan

   The Company has a defined contribution plan covering all full time non-union employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employees' salary deferral. The Company's contributions to this plan were $28, $46 and $54 for the years ended December 31, 1994, 1995 and 1996, respectively.

Defined Benefit Pension Plan

   Substantially all union employees who meet certain requirements of age, length of service and hours worked per year are covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service. Net pension expense for this plan includes the following components:

                                                            December 31,
                                                   -----------------------------
                                                   1994        1995         1996
                                                   ----        ----         ----
Service cost ...............................       $ 36        $ 54        $ 78
Interest cost ..............................         39          42          49
Actual return on plan assets ...............          7         (78)        (63)
Net amortization and deferral ..............        (47)         51          29
                                                   ----        ----        ----
Net pension expense ........................       $ 35        $ 69        $ 93
                                                   ====        ====        ====

   The funded status of the plan and the amounts recorded in the Company's consolidated balance sheets are as follows:

                                                        December 31,
                                                       -------------
                                                        1995    1996
                                                       -----   -----
Actuarial present value of benefit obligations:

   Vested benefit obligation ........................  $ 518   $ 553
                                                       =====   =====
   Accumulated benefit obligation ...................  $ 556   $ 644
                                                       =====   =====
Projected benefit obligation ........................    603     716
Plan assets at fair value ...........................    469     681
                                                       -----   -----
Projected benefit obligation in excess of plan assets   (134)    (35)
Unrecognized net gain ...............................    174     201
Unrecognized net transition liability ...............   (109)    (99)
                                                       -----   -----
(Accrued) prepaid pension costs .....................  $ (69)  $  67
                                                       =====   =====
Key economic assumptions used in these determinations were:

                                                        December 31,
                                                       -------------
                                                        1995    1996
                                                       -----   -----
Discount rate.......................................    7.5%    7.5%
Expected long-term rate of return...................    7.0%    7.0%

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (In thousands, except per share amounts)

Note 7 - Related Party Transactions

   On July 22, 1993, the Company issued a $912 note to a stockholder, who is also the Company's President, Chief Executive Officer and Chairman of the Board, pertaining to the purchase of 2,040 shares of common stock. Principal payments on this note are due annually through July, 1996 with interest at 3.62%. Upon completion of the offering, the final payment of this note was prepaid.

   In addition, the Company had a special bonus agreement whereby the stockholder was paid net after-tax bonuses of $291, $281 and $272 over a three year period due annually, through July, 1996.

   On January 1, 1995, the Company entered in a consulting and non-competition agreement for a period of five years with a director, who is also the largest stockholder. During this period, the director shall provide consulting services on various operational and financial issues and shall be paid at an annual rate of $130 not to exceed $150. The director also agrees to keep all Company information confidential and will not compete directly or indirectly with the Company for the term of the agreement and for a period of two years thereafter.

Note 8 - Concentration of Credit Risk

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.

   The Company maintains cash balances at several banks located in the northeastern United States. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks.

   Credit risk with respect to trade accounts receivable is concentrated with ten of the Company's customers. These customers accounted for approximately 65% and 61% of the Company's outstanding trade accounts receivable at December 31, 1995 and 1996, respectively. These customers are distributors of telecommunications and private cable television components, and providers of private cable television service. The Company performs ongoing credit evaluations of its customers' financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company's operations.

   For the year ended December 31, 1996, the Company's largest customer accounted for approximately 17% of the Company's sales. At December 31, 1996, this customer accounted for approximately 20% of the Company's outstanding trade accounts receivable. Management believes these amounts to be collectible. A different customer accounted for approximately 18% of the Company's sales in 1995 while a third customer accounted for approximately 12% of the Company's sales in 1994.

Note 9 - Stockholders' Equity

   In December 1995, the Company sold in a public offering 2,200 shares of Common Stock at a price of $9.50 per share which generated net proceeds of approximately $18,334. The proceeds were used to repay bank debt outstanding, purchase the manufacturing facility, make certain S Corporation distributions and for working capital.

   In January 1996, an additional 182 shares of Common Stock were sold at a price of $9.50 per share pursuant to the exercise of the underwriters' over-allotment option which generated net proceeds of approximately $1,606. In addition, the Company received approximately $261 from the exercise of stock options throughout the year. These proceeds were used for working capital.

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (In thousands, except per share amounts)

Note 10 - Acquisition

   In 1993, the Company acquired the assets of MAR Associates, a company engaged in research, development, manufacturing, and sales of electronic components used in low power television transmission and microwave-link signal transmission. The purchase price of $360 was paid in cash and the assumption of certain liabilities. Additionally, the Company agreed to grant the former owners options to purchase 132 shares of the Company's stock, for a nominal amount, contingent upon the acquired company's meeting certain performance targets. In October, 1994, the acquired company met the performance requirements, and the Company granted the stock options and recorded goodwill of $342 as additional consideration. The options were valued at the estimated fair market value at date of grant. In March 1995, the former owners, notified the Company of their intention to exercise the options by tendering the cash required under the purchase agreement. However, the former stockholders did not execute the stockholders agreement required by the purchase agreement until October 10, 1995. Upon execution of the agreement, the Company issued 132 shares of common stock and simultaneously therewith repurchased and retired 66 shares of the common stock for an aggregate purchase price of $347 ($5.31 per share).

Note 11 - Stock Option Plan

   In 1994, the Company established the 1994 Incentive Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the granting of Incentive Stock Options to purchase shares of the Company's common stock to officers and key employees at a price not less than the fair market value at the date of grant as determined by the compensation committee of the Board of Directors. The maximum number of shares available for issuance under the plan was 298. Options become exercisable as determined by the compensation committee of the Board of Directors at the date of grant. Options expire ten years from the date of grant.

   Also, in 1994, the Company granted non-qualified options for 6 shares to an employee of an affiliated company ("BTI"). These options expired during 1996 as a result of the termination of the employee.

   In October 1995, the Company's Board of Directors and Stockholders approved the 1995 Long Term Incentive Plan (the "1995 Plan"). The 1995 Plan provides for the granting of Incentive Stock Options and restricted stock awards to purchase shares of the Company's common stock to officers and key employees at a price not less than the fair market value at the date of grant as determined by the compensation committee of the Board of Directors. The maximum number of shares available for issuance under the plan was 250. The options granted under the plan expire 10 years from the date of grant and vest one-third each year commencing on the first anniversary of the date of grant. Options granted to individuals who own more than 10% of the voting stock of the Company are granted at 110% of the fair market value at the date of grant and expire 5 years from the date of grant. No restricted stock awards have been issued as of December 31, 1996. In February 1997, the Board of Directors approved an increase in the number of shares available for issuance under the plan to 500. This proposed increase will be subject to approval of the Company's stockholders at the Company's Annual Meeting of Stockholders in April 1997.

   In December, 1995, the stockholders of the Company approved the adoption of the Company's 1996 Director Option Plan (the "1996 Plan"). Under the 1996 Plan, directors who within the preceding 12 months have not been employed by the Company and have not served as a consultant to the Company where annual compensation exceeds $100, are eligible to receive options to purchase .5 shares of the Company's common stock for each year of service on the Board. The exercise price for such shares is the fair market value thereof on the date of grant (which is December 31 of each year) and the options are subject to a one-year vesting requirement. The options will be exercisable, in whole or in part, during the second through sixth years from the date of grant. Under the 1996 Plan the grant of options is automatic to each eligible director serving on December 31 of any year provided the director had served in such capacity since June 30 of such year. A maximum of 25 shares may be awarded under the 1996 Plan which expires January 2, 2006.

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (In thousands, except per share amounts)

   In 1996, the Board of Directors granted a non-qualified option for 10 shares to an individual, who is not an employee of the Company. The option is exercisable at $10.25 and expires in 2006.


                                             Weighted-                     Weighted-                      Weighted-
                                              Average                       Average                        Average
                                1994         Exercise         1995         Exercise           1996         Exercise
                              Plan (#)       Price ($)      Plan (#)       Price ($)         Plan (#)     Price ($)
                           -------------------------------------------------------------------------------------------
Shares under option:
  Outstanding at
      January 1, 1994
      Granted               170,607                2.57        --                              --
      Exercised
      Canceled
   Outstanding at
      December 31, 1994     170,607                2.57        --                              --
      Granted                98,169                4.33        --                              --
      Exercised
      Canceled
   Outstanding at
      December 31, 1995     268,776                3.21         -                               -
      Granted                34,000               10.38   226,500            9.72             1,500          8.50
      Exercised             (84,156)               3.10         -                               -
      Canceled               (6,033)               4.33    (1,500)           9.63               -
   Outstanding at
      December 31, 1996     212,587                4.36   225,000            9.72             1,500          8.50
   Options exercisable at
      December 31, 1996     113,489                2.77        --              --                --            --

Weighted-average fair
value of options granted
during 1995                   $1.37                            --                               --

Weighted-average fair
value of options granted
during 1996                   $6.36                         $6.27                             $5.53



               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

   The following table summarizes information about stock options outstanding at December 31, 1996:


                              Options Outstanding                                        Options Exercisable
                    ---------------------------------------                    ---------------------------------------
                         Number of           Weighted-
                          Options             Average           Weighted-            Number
 Range of Exercise     Outstanding at        Remaining       Average Exercise    Exercisable at    Weighted-Average
     Prices ($)           12/31/96       Contractual Life       Price ($)           12/31/96      Exercise Price ($)
----------------------------------------------------------------------------------------------------------------------
1994 Plan:

                2.57            112,107          8.7 years                2.57           100,301                 2.57
                4.33             66,480            8.4                    4.33            13,188                 4.33
       9.38 to 10.59             34,000            5.6                   10.38                 -                    -
                                -------                                                  -------
       2.57 to 10.59            212,587            8.1                    4.36           113,489                 2.77
                                =======                                                  =======

1995 Plan:

       9.38 to 10.59            225,000            9.5                    9.72                --                   --
                                =======

1996 Plan:

                8.50              1,500            6.0                    8.50                --                   --
                                  =====


   The Corporation has adopted the disclosures only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been recognized for the stock option plans been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Corporation's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          December 31,
                                                      --------------------
                                                      1995(a)         1996
                                                      -------         ----
Net earnings - as reported                             $3,850       $3,883
Net earnings - pro forma                                3,827        3,686
Net earnings per share - as reported                     0.64         0.47
Net earnings per share - pro forma                       0.63         0.44


(a) 1995 net earnings and net earnings per share are presented on a pro forma basis. See Note 1.


   The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 65%, risk-free interest rate of 6.45%; expected lives of 6 years; and no dividend yield.

Note 12 - Income Taxes

   Prior to December 11, 1995, with the consent of its stockholders, the Company elected to be treated as an S Corporation under the provisions of the Internal Revenue Code. Under these provisions, all earnings and losses of the Company were reported on the federal income tax returns of the stockholders. Accordingly, no provision for federal income taxes had been made. In January 1994, the Company elected to be taxed as a small business corporation in the State of New Jersey. The consolidated financial statements for those respective periods, reflect state income tax provisions only.

   The provision for income taxes was $92 for the year ended December 31, 1994. The provision for income taxes for the period January 1 through December 10, 1995 was $177 as the Company was still treated as an S Corporation. On December 11, 1995, the Company's S election was terminated and, accordingly, the Company

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

was subject to Federal income taxes. Upon termination of the S election, the Company recorded a $587 charge related to net deferred tax liabilities. The pro forma income taxes represent the taxes that would have been reported as Federal, State and local income taxes had the Company accounted for its income taxes under FAS 109 as a C Corporation. The effective rate utilized for all periods presented was 40%.

   The following summarizes the provision for income taxes:

                                               Year Ended December 31,
                                      -----------------------------------------
                                         (pro forma)              (actual)
                                       1994       1995        1995        1996
                                      -------    -------     -------    -------
Current:

   Federal .......................    $ 1,574    $ 2,082     $   279    $ 2,372
   State and local ...............        464        613         260        698
                                      -------    -------     -------    -------
                                        2,038      2,695         539      3,070
Deferred .........................         12       (129)        345       (469)
                                      -------    -------     -------    -------
Provision for income taxes .......    $ 2,050    $ 2,566     $   884    $ 2,601
                                      =======    =======     =======    =======


   The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                                                   Year Ended December 31,
                                                            -------------------------------------
                                                                (pro forma)          (actual)
                                                               1994      1995      1995      1996
                                                            -------   -------   -------   -------
Provision for Federal income taxes at the statutory rate .  $ 1,743   $ 2,181   $ 2,181   $ 2,205
State and local income taxes, net of Federal benefit .....      308       385       191       391
S Corporation earnings not subject to Federal income taxes       --        --    (2,075)       --
Recording of net deferred taxes for conversion to C
Corporation ..............................................       --        --       587        --
Research and development credits .........................      (26)      (26)       (2)      (28)
Other, net ...............................................       25        26         2        33
                                                            -------   -------   -------   -------
Provision for income taxes ...............................  $ 2,050   $ 2,566   $   884   $ 2,601
                                                            =======   =======   =======   =======



   Upon the completion of the offering, the Company declared a distribution equal to the 1995 taxable S Corporation income which was paid from the proceeds of the offering. At the date of the termination, the Company had approximately $1,760 of previously untaxed income as a result of change in tax accounting methods. The Company recorded a tax liability for the taxes due (which is payable over 6 years) resulting from this change. The estimated tax liability was approximately $704 (using an effective rate of 40%).

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

   Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               December 31,
                                                            -------------------
                                                             1995          1996
                                                            -----         -----
Deferred tax assets:

   Allowance for doubtful accounts .................        $  82         $ 112
   Inventory .......................................          262           384
   Accrued Vacation ................................           --            99
   Other ...........................................           87           125
                                                            -----         -----
     Total deferred tax assets .....................          431           720
                                                            -----         -----
Deferred tax liabilities:

   Tax accounting method ...........................         (476)         (247)
   Depreciation ....................................         (300)         (349)
                                                            -----         -----
     Total deferred tax liabilities ................         (776)         (596)
                                                            -----         -----
                                                            $(345)        $ 124
                                                            =====         =====


Note 13 - Export Sales

   The Company exports its products to countries in North and South America, Europe, and Asia. The Company's export sales were approximately 11% in 1994, 9% in 1995, and 5% in 1996. In 1994, the Company's export sales were concentrated to customers in Asia and North and South America and in 1995 and 1996 to customers in North and South America.

Note 14 - Quarterly financial information - unaudited


                                                1995 Quarters                           1996 Quarters
                                      ----------------------------------     -------------------------------------
                                      First   Second    Third     Fourth     First     Second    Third    Fourth
                                      ----------------------------------------------------------------------------
Net sales                             $11,864  $15,394   $11,328   $13,396    $11,572   $11,693   $13,154  $12,443
Gross profit                            4,542    5,860     3,953     5,099      3,957     4,540     5,020    4,732
Pro forma net earnings                    980    1,478       551       841
Pro forma net earnings per share         0.16     0.25      0.09      0.14
Net earnings                                                                      590       807     1,253    1,233
Net earnings per share                                                           0.07      0.10      0.15     0.15


The 1995 quarterly results are presented on a pro forma basis as if the Company were a C corporation under the Internal Revenue Code for the entire period. See
Note 1.

               Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:

The audits referred to in our report dated March 3, 1997 relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Woodbridge, New Jersey

March 3, 1997

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
           SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              for the years ended December 31, 1996, 1995 and 1994

                             (Dollars in thousands)


               Column A              Column B             Column C            Column D        Column E
               --------              --------             --------            --------        --------
                                                          Additions

                                    Balance at       Charged     Charged
        Allowance for Doubtful       Beginning          to       to Other    Deductions      Balance at
              Accounts              of Period        Expenses    Accounts    Write-Offs     End of Period
              --------              ---------        --------    --------    ----------     -------------

Year ended December 31, 1996:          $205            $135        -          ($60)             $280

Year ended December 31, 1995:          $147             $75        -          ($17)             $205

Year ended December 31, 1994:           $95             $81        -          ($29)             $147

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BLONDER TONGUE LABORATORIES, INC.,

Date: March 25, 1997        By: /s/  JAMES A. LUKSCH
                                ------------------------------------------------
                                James A. Luksch
                                President and Chief Executive Officer

                            By: /s/  PETER PUGIELLI
                                -----------------------------------------------
                                Peter Pugielli, Senior Vice President - Finance Treasurer and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Name                             Title                      Date
       ----                             -----                      ----

/s/  JAMES A. LUKSCH           Director, President and         March 25, 1997
---------------------------    Chief Executive Officer
     James A. Luksch           (Principal Executive Officer)


/s/  PETER PUGIELLI            Senior Vice President,         March 25, 1997
---------------------------    Chief Financial Officer,
     Peter Pugielli            Treasurer and Assistant
                               Secretary (Principal
                               Financial Officer and
                               Principal Accounting
                               Officer)


/s/  ROBERT J. PALLE, JR.      Director, Executive Vice       March 25, 1997
---------------------------    President and Chief Operating
     Robert J. Palle, Jr.      Officer


/s/  JAMES H. WILLIAMS         Director                       March 25, 1997
---------------------------
     James H. Williams

/s/  JAMES F. WILLIAMS         Director                       March 25, 1997
---------------------------
     James F. Williams

/s/  ROBERT B. MAYER           Director                       March 25, 1997
---------------------------
     Robert B. Mayer

/s/  JOHN E. DWIGHT            Director                       March 25, 1997
---------------------------
     John E. Dwight