Form 10-Q
period 1997-03-31
BLONDER TONGUE LABORATORIES INC
filed 1997-05-13
CIK 1000683

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
         ______________.



Commission file number 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                                    Delaware
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   52-1611421
                      ------------------------------------
                      (I.R.S. Employer Identification No.)



   One Jake Brown Road, Old Bridge, New Jersey                   08857
   -------------------------------------------                ----------
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (908) 679-4000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---




Number of shares of common stock, par value $.001, outstanding as of May 9, 1997: 8,229,317.


                      The Exhibit Index appears on page 10.

================================================================================

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                                          March 31,         Dec. 31,
                                                                                                            1997             1996
                                                                                                          ---------         -------
                                                                                                         (unaudited)
              Assets (Note 4)
Current assets:
  Cash and cash equivalents ....................................................................           $ 2,249           $ 1,340
  Accounts receivable, net of allowance for doubtful
    accounts of $310 and $280, respectively ....................................................             9,759             8,987
  Inventories (Note 3) .........................................................................            15,776            16,028
  Other current assets .........................................................................               476               403
  Deferred income taxes ........................................................................               671               534
                                                                                                           -------           -------
              Total current assets .............................................................            28,931            27,292
Property, plant and equipment, net of accumulated
    depreciation and amortization ..............................................................             7,056             7,161
Other assets ...................................................................................             1,682             1,712
                                                                                                           -------           -------
                                                                                                           $37,669           $36,165
                                                                                                           =======           =======

              Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt ............................................................           $   451           $   445
  Accounts payable .............................................................................             2,031             1,627
  Accrued compensation .........................................................................             1,439               993
  Other accrued expenses .......................................................................               679               589
  Income taxes .................................................................................             1,244               623
                                                                                                           -------           -------
              Total current liabilities ........................................................             5,844             4,277
                                                                                                           -------           -------
Deferred income taxes ..........................................................................               438               410
Revolving line of credit (Note 4) ..............................................................              --               1,176
Long-term debt, including related party debt of $1,591 at March 31, 1997 and
  December 31, 1996 ............................................................................             4,635             4,726
Commitments and contingencies (Note 5) .........................................................               --                --
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000,000 shares;
    no shares outstanding ......................................................................               --                --
  Common stock, $.001 par value; authorized 25,000,000 shares,
    8,211,608 shares issued and outstanding at March 31, 1997 and
    8,193,509 shares issued and outstanding at December 31, 1996 ...............................                 8                 8
  Paid-in capital ..............................................................................            21,545            21,499
  Retained earnings ............................................................................             5,199             4,069
                                                                                                           -------           -------
              Total stockholders' equity .......................................................            26,752            25,576
                                                                                                           -------           -------
                                                                                                           $37,669           $36,165
                                                                                                           =======           =======


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)




                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                         1997            1996
                                                       --------        --------

Net sales ......................................       $ 14,041        $ 11,572
Cost of goods sold .............................          9,296           7,615
                                                       --------        --------
    Gross profit ...............................          4,745           3,957
                                                       --------        --------
Operating expenses:
    Selling expenses ...........................          1,131           1,215
    General and administrative .................          1,124           1,070
    Research and development ...................            518             523
                                                       --------        --------
                                                          2,773           2,808
                                                       --------        --------
Earnings from operations .......................          1,972           1,149
                                                       --------        --------

Other income (expense):
    Interest expense ...........................           (101)           (165)
    Interest income ............................             12             --
                                                       --------        --------
                                                            (89)           (165)
                                                       --------        --------
Earnings before income taxes ...................          1,883             984
Provision for income taxes .....................            753             394
                                                       --------        --------
    Net earnings ...............................       $  1,130        $    590
                                                       ========        ========
Net earnings per share .........................       $   0.14        $   0.07
                                                       ========        ========
Weighted average shares outstanding ............          8,310           8,266
                                                       ========        ========


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                       ----------------------------

                                                                                                         1997                 1996
                                                                                                       -------              -------
Cash Flows From Operating Activities:
  Net earnings ...........................................................................             $ 1,130              $   590
  Adjustments to reconcile net earnings to cash
    provided by (used in) operating activities:
        Depreciation and amortization ....................................................                 264                  281
        Provision for doubtful accounts ..................................................                  30                  (33)
        Deferred income taxes ............................................................                (109)                (101)
        Changes in operating assets and liabilities:
           Accounts receivable ...........................................................                (802)              (1,135)
           Inventories ...................................................................                 252               (2,556)
           Other current assets ..........................................................                 (74)                 515
           Other assets ..................................................................                 116                   54
           Income taxes ..................................................................                 621                  (57)
           Accounts payable and accrued expenses .........................................                 940               (1,148)
                                                                                                       -------              -------
              Net cash provided by (used in) operating activities ........................               2,368               (3,590)
                                                                                                       -------              -------
Cash Flows From Investing Activities:
  Capital expenditures ...................................................................                 (81)                (535)
  Acquisitions of licenses ...............................................................                (163)                --
                                                                                                       -------              -------
           Net cash used in investing activities .........................................                (244)                (535)
                                                                                                       -------              -------
Cash Flows From Financing Activities:
  Net borrowings under revolving line of credit ..........................................              (1,176)               1,735
  Proceeds from long-term debt ...........................................................                  26                  412
  Repayments of long-term debt ...........................................................                (111)                (108)
  Proceeds from sale of common stock .....................................................                --                  1,606
  Proceeds from exercise of stock options ................................................                  46                   82
                                                                                                       -------              -------
           Net cash (used in) provided by financing activities ...........................              (1,215)               3,727
                                                                                                       -------              -------
Net Increase (Decrease) In Cash ..........................................................                 909                 (398)
Cash, beginning of period ................................................................               1,340                  477
                                                                                                       -------              -------
Cash, end of period ......................................................................             $ 2,249              $    79
                                                                                                       =======              =======
Supplemental Cash Flow Information:
  Cash paid for interest .................................................................             $   107              $   154
  Cash paid for income taxes .............................................................                 241                  305
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

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (unaudited)



Note 1 - Company and Basis of Presentation

         Blonder Tongue Laboratories, Inc. (the "Company") is a manufacturer of television and satellite signal distribution equipment supplied to the private cable television and broadcast industries. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

        The results for the first quarter of 1997 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at March 31, 1997. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

Note 2 - Effect of New Accounting Pronouncement

        In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share." In accordance with this statement, basic earnings per share are based on the weighted average shares outstanding during the period and diluted earnings per share are based on the weighted average number of common shares and all dilutive potential common shares that were outstanding during the period. In addition, prior period financial statements have to be restated to reflect the change in accounting principle. Effective December 15, 1997, the Company will adopt this statement. The effect of the adoption will not have a material impact on the Company's net earnings per share.

Note 3 - Inventories

        Inventories are summarized as follows:

                                                         March 31,     Dec. 31,
                                                            1997         1996
                                                          -------      -------
Raw Materials..........................................   $ 7,023      $ 7,746
Work in process........................................     2,706        2,451
Finished Goods.........................................     6,047        5,831
                                                          -------      -------
                                                          $15,776      $16,028
                                                          =======      =======

Note 4 - Line of Credit

        The Company has a $15 million line of credit with a bank on which funds may be borrowed at the bank's prime rate (8.50% at March 31, 1997) or at LIBOR plus .95% (6.64% at March 31, 1997) for a specified period of time at the election of the Company. As of March 31, 1997, the Company had no balance outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios. In addition, the Company has a $10 million acquisition loan commitment which may be tendered to the bank to finance acquisitions in accordance with certain terms. At March 31, 1997, there was no balance outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1998.

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (unaudited)



Note 5 - Commitments and Contingencies

        On October 18, 1996, the Company was served with a complaint in a lawsuit filed by Scientific-Atlanta, Inc., in the United States District Court for the Northern District of Georgia, alleging patent infringement by the Company's VideoMask(Trademark) interdiction product. The complaint requests an unspecified amount of damages and injunctive relief. On November 13, 1996, a procedural default (unrelated to the merits of the case) was entered against the Company due to the late filing of the Company's answer. Motions have been made and briefed regarding the setting aside of that entry and the Company is presently awaiting the Court's ruling. The Company's outside patent counsel has advised the Company that the equities of the case, public policy and multiple meritorious defenses weigh in favor of setting the entry aside. Although the outcome of any litigation cannot be predicted with certainty, the Company believes the complaint is without merit and that the ultimate disposition of this matter will not have a material effect on the Company's business. Accordingly, no provision for this matter has been recorded in the financial statements.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First three months of 1997 Compared with first three months of 1996

        Net Sales. Net sales increased $2,469,000, or 21.3%, to $14,041,000 in the first three months of 1997 from $11,572,000 in the first three months of 1996. International sales accounted for $366,000 (2.6% of total sales) for the first three months of 1997 compared to $789,000 (6.8% of total sales) for the first three months of 1996. Net sales did not include any milestone billings under the Company's agreement with Pacific Bell for the first three months of 1997 compared to $300,000 for the first three months of 1996.

        The increase in sales is primarily attributed to an increase in demand for products in the MDU market and the continued growth in the Lodging market. In addition, the significant increase in sales of VideoMask(Trademark) interdiction equipment also had a favorable impact. Net sales included approximately $1,526,000 of VideoMask(Trademark) interdiction equipment for the first three months of 1997 compared to approximately $270,000 for the first three months of 1996.

        Cost of Goods Sold. Cost of goods sold increased to $9,296,000 for the first three months of 1997 from $7,615,000 for the first three months of 1996 and also increased as a percentage of sales to 66.2% from 65.8%. The increase was caused primarily by a higher proportion of sales during the period being comprised of lower margin products.

        Selling Expenses. Selling expenses decreased to $1,131,000 for the first three months of 1997 from $1,215,000 in the first three months of 1996, primarily due to a reduction in costs incurred for trade shows and a decrease in expenses related to BTI as a result of the closure of this office in 1996. These decreases were offset by an increase in marketing materials.

        General and Administrative Expenses. General and administrative expenses increased to $1,124,000 for the first three months of 1997 from $1,070,000 for the first three months of 1996 but decreased as a percentage of sales to 8% for the first three months of 1997 from 9.2% for the first three months of 1996. The $54,000 increase can be attributed to an increase in executive compensation as a result of the termination of the 1989 Bonus Plan, along with an accrual for executive bonuses under the newly adopted executive officer bonus plan offset by a reduction in expenditures for professional services.

         Research and Development Expenses. Research and development expenses decreased to $518,000 in the first three months of 1997 from $523,000 in the first three months of 1996, primarily due to a decrease in consulting services that were incurred with respect to the VideoMask(Trademark) product line in 1996 offset by an increase in wages related to the hiring of personnel with higher qualifications. Research and development expenses also decreased as a percentage of sales to 3.7% from 4.5% and the Company anticipates continuing to increase its research and development expenditures.

        Operating Income. Operating income increased 72% to $1,972,000 for the first three months of 1997 from $1,149,000 for the first three months of 1996. Operating income as a percentage of sales increased to 14% in the first three months of 1997 from 9.9% in the first three months of 1996.

        Interest and Other Expenses. Other expense, decreased to $89,000 in the first three months of 1997 from $165,000 in the first three months of 1996. These expenses in the first three months of 1997 consisted of interest expense in the amount of $101,000 offset by $12,000 of interest income. These expenses in the first three months of 1996 consisted of interest expense in the amount of $165,000.

        Income Taxes. The provision for income taxes for the first three months of 1997 increased to $753,000 from $394,000 for the first three months of 1996 as a result of increased taxable income.

Liquidity and Capital Resources

        The Company's net cash provided by operating activities for the three-month period ended March 31, 1997 was $2,368,000, compared to cash used in operating activities for the three-month period ended March 31, 1996, which was $3,590,000. Cash flows from operating activities have been positive, due primarily to an increase in net earnings of $540,000, a decrease in inventory, an increase in accounts payable and accrued expenses and an increase in income taxes payable, offset by an increase in accounts receivable.

        Cash used in investing activities was $244,000, of which $163,000 was utilized for fees associated with certain license agreements and $81,000 was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 1997 aggregating, approximately $1,400,000, which will be used for the purchase of automated assembly and test equipment. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 1998.

        Cash used in financing activities was $1,215,000 for the first three months of 1997, comprised primarily of $1,176,000 of payments on the line of credit.

        The Company has a $15 million line of credit with a bank on which funds may be borrowed at the bank's prime rate (8.50% at March 31, 1997) or at LIBOR plus .95% (6.64% at March 31, 1997) for a specified period of time at the election of the Company. As of March 31, 1997, the Company had no balance outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios. In addition, the Company has a $10 million acquisition loan commitment which may be tendered to the bank to finance acquisitions in accordance with certain terms. At March 31, 1997, there was no balance outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1998.

        The Company currently anticipates that the cash generated from operations, existing cash balances and amounts available under its existing line of credit, will be sufficient to satisfy its foreseeable working capital needs. Historically, the Company has satisfied its cash requirements primarily from net cash provided by operating activities and from borrowings under its line of credit.

New Accounting Pronouncement

        In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share." In accordance with this statement, basic earnings per share are based on the weighted average shares outstanding during the period and diluted earnings per share are based on the weighted average number of common shares and all dilutive potential common shares that were outstanding during the period. In addition, prior period financial statements have to be restated to reflect the change in accounting principle. Effective December 15, 1997, the Company will adopt this statement. The effect of the adoption will not have a material impact on the Company's net earnings per share.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On October 18, 1996, the Company was served with a complaint in a patent infringement lawsuit filed by Scientific-Atlanta, Inc. This lawsuit is more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 2.  CHANGES IN SECURITIES

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the first quarter ended March 31, 1997 through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The exhibits are listed in the Exhibit Index appearing at page 10 herein.

(b)     No reports on Form 8-K were filed in the quarter ended March 31, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BLONDER TONGUE LABORATORIES, INC.

Date: May 13, 1997     By: /s/  JAMES A. LUKSCH
                          ---------------------
                                James A. Luksch
                                President and Chief Executive Officer

                       By: /s/  PETER PUGIELLI
                          ---------------------
                                Peter Pugielli, Senior Vice President - Finance

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

     10.3      Executive Officer Bonus Plan                                Filed on Page 11 herein.

    10.5(a)    First Amendment to 1995 Long Term Incentive                 Filed on Page 13 herein.
               Plan

      27       Financial Data Schedule                                     Electronic Filing only.


----------