Form 10-Q
period 1997-06-30
BLONDER TONGUE LABORATORIES INC
filed 1997-08-13
CIK 1000683

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO
     _____________ .



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


Registrant's telephone number, including area code: (908) 679-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    ----

Number of shares of common stock, par value $.001, outstanding as of August 9, 1997: 8,242,883.


                      The Exhibit Index appears on page 13.

================================================================================

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                          June 30,          Dec. 31,
                                                                                                            1997              1996
                                                                                                        -----------         --------
                                                                                                        (unaudited)
              Assets (Note 4)
Current assets:
  Cash and cash equivalents .....................................................................         $  1,475          $  1,340
  Accounts receivable, net of allowance for doubtful
    accounts of $340 and $280, respectively .....................................................           10,992             8,987
  Inventories (Note 3) ..........................................................................           15,506            16,028
  Other current assets ..........................................................................              613               403
  Deferred income taxes .........................................................................              297               534
                                                                                                          --------          --------
              Total current assets ..............................................................           28,883            27,292
Property, plant and equipment, net of accumulated
    depreciation and amortization ...............................................................            7,316             7,161
Other assets ....................................................................................            1,639             1,712
                                                                                                          --------          --------
                                                                                                          $ 37,838          $ 36,165
                                                                                                          ========          ========

              Liabilities and Stockholders' Equity
Current liabilities:
  Revolving line of credit (Note 4) .............................................................         $   --            $   --
  Current portion of long-term debt .............................................................              538               445
  Accounts payable ..............................................................................            1,885             1,627
  Accrued compensation ..........................................................................            1,332               993
  Other accrued expenses ........................................................................              534               589
  Income taxes ..................................................................................              579               623
                                                                                                          --------          --------
              Total current liabilities .........................................................            4,868             4,277
                                                                                                          --------          --------
Deferred income taxes ...........................................................................              429               410
Revolving line of credit (Note 4) ...............................................................             --               1,176
Long-term debt, including related party debt of $1,278 and $1,591, respectively .................            4,312             4,726
Commitments and contingencies (Note 5) ..........................................................             --                --
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000,000 shares;
    no shares outstanding .......................................................................             --                --
  Common stock, $.001 par value; authorized 25,000,000 shares, 8,227,683 shares issued and outstanding at June 30, 1997 and
    8,193,509 shares issued and outstanding at December 31, 1996 ................................                8                 8
  Paid-in capital ...............................................................................           21,621            21,499
  Retained earnings .............................................................................            6,709             4,069
  Treasury stock at cost, 13,700 shares at June 30, 1997 and
    no shares at December 31, 1996 ..............................................................             (109)             --
                                                                                                          --------          --------
              Total stockholders' equity ........................................................           28,229            25,576
                                                                                                          --------          --------
                                                                                                          $ 37,838          $ 36,165
                                                                                                          ========          ========


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                                  ----------------------------          ---------------------------
                                                                    1997               1996               1997               1996
                                                                  --------           --------           --------           --------
Net sales ..............................................          $ 15,575           $ 11,693           $ 29,616           $ 23,265
Cost of goods sold .....................................            10,291              7,153             19,587             14,768
                                                                  --------           --------           --------           --------
  Gross profit .........................................             5,284              4,540             10,029              8,497
                                                                  --------           --------           --------           --------
Operating expenses:
  Selling expenses .....................................             1,066              1,323              2,197              2,538
  General and administrative ...........................             1,069              1,244              2,193              2,314
  Research and development .............................               536                431              1,054                954
                                                                  --------           --------           --------           --------
                                                                     2,671              2,998              5,444              5,806
                                                                  --------           --------           --------           --------
Earnings from operations ...............................             2,613              1,542              4,585              2,691
                                                                  --------           --------           --------           --------

Other income (expense):
  Interest expense .....................................              (110)              (202)              (211)              (367)
  Other income .........................................                14               --                   26               --
                                                                  --------           --------           --------           --------
                                                                       (96)              (202)              (185)              (367)
                                                                  --------           --------           --------           --------
Earnings before income taxes ...........................             2,517              1,340              4,400              2,324
Provision for income taxes .............................             1,007                533              1,760                927
                                                                  --------           --------           --------           --------
  Net earnings .........................................          $  1,510           $    807           $  2,640           $  1,397
                                                                  ========           ========           ========           ========
Net earnings per share .................................          $   0.18           $   0.10           $   0.32           $   0.17
                                                                  ========           ========           ========           ========
Weighted average shares outstanding ....................             8,302              8,319              8,306              8,293
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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                               ------------------
                                                                 1997      1996
                                                               -------    -------
Cash Flows From Operating Activities:
  Net earnings .............................................   $ 2,640    $ 1,397
  Adjustments to reconcile net earnings to cash
    provided by (used in) operating activities:
      Depreciation and amortization ........................       542        538
      Provision for doubtful accounts ......................        60        105
      Deferred income taxes ................................       (60)      (207)
      Changes in operating assets and liabilities:
        Accounts receivable ................................    (2,065)       191
        Inventories ........................................       522     (3,823)
        Other current assets ...............................       106        555
        Other assets .......................................        75         54
        Income taxes .......................................       (44)      (459)
        Accounts payable and accrued expenses ..............       542     (3,162)
                                                               -------    -------
         Net cash provided by (used in) operating activities     2,318     (4,811)
                                                               -------    -------
Cash Flows From Investing Activities:
  Capital expenditures .....................................      (536)      (998)
  Acquisition of licenses ..................................      (163)       (24)
                                                               -------    -------
         Net cash used in investing activities .............      (699)    (1,022)
                                                               -------    -------
Cash Flows From Financing Activities:
  Net borrowings under revolving line of credit ............    (1,176)       529
  Proceeds from long-term debt .............................       239      3,419
  Repayments of long-term debt .............................      (560)      (183)
  Proceeds from sale of common stock .......................      --        1,606
  Acquisition of treasury stock ............................      (109)      --
  Proceeds from exercise of stock options ..................       122        166
                                                               -------    -------
         Net cash (used in) provided by financing
           activities ......................................    (1,484)     5,537
                                                               -------    -------
Net Increase (Decrease) In Cash ............................       135       (296)
Cash, beginning of period ..................................     1,340        477
                                                               -------    -------
Cash, end of period ........................................   $ 1,475    $   181
                                                               =======    =======
Supplemental Cash Flow Information:
  Cash paid for interest ...................................   $   208    $   316
  Cash paid for income taxes ...............................     1,864      1,301
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

         The results for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at June 30, 1997. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

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

Note 3 - Inventories

         Inventories are summarized as follows:

                                                      June 30,     Dec. 31,
                                                        1997         1996
                                                     ----------   ---------
Raw Materials....................................    $    7,695   $   7,746
Work in process..................................         2,546       2,451
Finished Goods...................................         5,265       5,831
                                                     ----------   ---------
                                                     $   15,506   $  16,028
                                                     ==========   =========

Note 4 - Line of Credit

        The Company has a $15 million line of credit with a bank on which funds may be borrowed at the bank's prime rate (8.5% at June 30, 1997) or at LIBOR plus .95% (6.61% at June 30, 1997) for a specified period of time at the election of the Company. As of June 30, 1997, the Company had no balance outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios. In addition, the Company has a $10 million acquisition loan commitment which may be tendered to the bank to finance acquisitions in accordance with certain terms. At June 30, 1997, there was no balance outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1998.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (unaudited)


Note 5 - Commitments and Contingencies

         On October 18, 1996, the Company was served with a complaint in a lawsuit filed by Scientific-Atlanta, Inc., in the United States District Court for the Northern District of Georgia, alleging patent infringement by the Company's VideoMask(TM) interdiction product. The complaint requests an unspecified amount of damages and injunctive relief. On November 13, 1996, a procedural default (unrelated to the merits of the case) was entered against the Company due to the late filing of the Company's answer. Motions were made and briefed regarding the setting aside of that entry. On May 8, 1997, the Court entered an Order granting the Company's motion to set aside the procedural default previously entered against it and denying Scientific-Atlanta's motion for default judgment. Although the outcome of any litigation cannot be predicted with certainty, the Company believes the complaint is without merit and that the ultimate disposition of this matter will not have a material effect on the Company's business. Accordingly, no provision for this matter has been recorded in the financial statements.

Note 6 - Subsequent Event

         The Company's contract to supply interdiction equipment to Pacific Bell was terminated, effective July, 1997. The Company received a final payment from Pacific Bell of $1.5 million for costs incurred to the date of termination.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the sections entitled Part I, Item 1 - Management's Discussion and Analysis of Financial Condition and Results of Operations and
Part II, Item 1 - Legal Proceedings. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Blonder Tongue undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (See Item 1: Business, Item 3:
Legal Proceedings, and Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Second three months of 1997 Compared with second three months of 1996

         Net Sales. Net sales increased $3,882,000, or 33.2%, to $15,575,000 in the second three months of 1997 from $11,693,000 in the second three months of 1996. International sales accounted for $397,000 (2.5% of total sales) for the second three months of 1997 compared to $636,000 (5.4% of total sales) for the second three months of 1996. Net sales did not include any milestone billings under the Company's agreement with Pacific Bell for the second three months of 1997 compared to $525,000 for the second three months of 1996.

         The increase in sales is primarily attributed to an increase in demand for products in the MDU market and the continued growth in the Lodging market. In addition, sales of VideoMask(TM) interdiction equipment remained strong. Net sales included approximately $1,670,000 of VideoMask(TM) interdiction equipment for the second three months of 1997 compared to approximately $536,000 for the second three months of 1996.

         In June, 1997, the Company received notice of termination under its contract with Pacific Bell, effective July 18, 1997. The termination should not have a material impact on 1997 sales. The contract contains provisions for penalties upon early termination by either party. In July 1997, the Company received a final payment in the amount of $1.5 million from Pacific Bell for costs incurred by the Company through the date of termination.

         Cost of Goods Sold. Cost of goods sold increased to $10,291,000 for the second three months of 1997 from $7,153,000 for the second three months of 1996 and also increased as a percentage of sales to 66.1% from 61.2%. The increase as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of lower margin products.

         Selling Expenses. Selling expenses decreased to $1,066,000 for the second three months of 1997 from $1,323,000 in the second three months of 1996, due to a reduction in costs incurred for trade shows, a decrease in expenses related to Blonder Tongue International ("BTI") as a result of the closure of this office in 1996 and a decrease in commissions due to the reduction in the number of sales representatives. These decreases were offset by an increase in shipping materials and royalty payments related to licensing agreements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (unaudited)


         General and Administrative Expenses. General and administrative expenses decreased to $1,069,000 for the second three months of 1997 from $1,244,000 for the second three months of 1996 and also decreased as a percentage of sales to 6.9% for the second three months of 1997 from 10.6% for the second three months of 1996. The $175,000 decrease can be attributed to a reduction in expenditures for professional services and travel and entertainment expenses. In addition, there was a reduction in rent expense as a result of the subleasing of the San Diego facility. These decreases were offset by an increase in consulting expenses related to the implementation of a new software package for the Company.

         Research and Development Expenses. Research and development expenses increased to $536,000 in the second three months of 1997 from $431,000 in the second three months of 1996, but decreased as a percentage of sales to 3.4% from 3.7%. The increase is attributable to an increase in amortization expense related to the technology licensing agreements and increased expenditures related to research and development.

         Operating Income. Operating income increased 69.5% to $2,613,000 for the second three months of 1997 from $1,542,000 for the second three months of 1996. Operating income as a percentage of sales increased to 16.8% in the second three months of 1997 from 13.2% in the second three months of 1996.

         Interest and Other Expenses. Other expense, decreased to $96,000 in the second three months of 1997 from $202,000 in the second three months of 1996. These expenses in the second three months of 1997 consisted of interest expense in the amount of $110,000 offset by $14,000 of interest income. These expenses in the second three months of 1996 consisted of interest expense in the amount of $202,000.

         Income Taxes. The provision for income taxes for the second three months of 1997 increased to $1,007,000 from $533,000 for the second three months of 1996 as a result of increased taxable income.

First six months of 1997 Compared with first six months of 1996

         Net Sales. Net sales increased $6,351,000, or 27.3%, to $29,616,000 in the first six months of 1997 from $23,265,000 in the first six months of 1996. International sales accounted for $763,000 (2.6% of total sales) for the first six months of 1997 compared to $1,425,000 (6.1% of total sales) for the first six months of 1996. Net sales did not include any milestone billings under the Company's agreement with Pacific Bell for the first six months of 1997 compared to $825,000 for the first six months of 1996.

         The increase in sales is primarily attributed to the increase in demand for products in the MDU market and the continued growth in the Lodging market. In addition, sales of VideoMask(TM) interdiction remained strong. Net sales included approximately $3,196,000 of VideoMask(TM) interdiction equipment for the first six months of 1997 compared to approximately $806,000 for the first six months of 1996.

         In June, 1997, the Company received notice of termination under its contract with Pacific Bell, effective July 18, 1997. The termination should not have a material impact on 1997 sales. The contract contains provisions for penalties upon early termination by either party. In July 1997, the Company received a final payment in the amount of $1.5 million from Pacific Bell for costs incurred by the Company through the date of termination.

         Cost of Goods Sold. Cost of goods sold increased to $19,587,000 for the first six months of 1997 from

$14,768,000 for the first six months of 1996 and increased as a percentage of sales to 66.1% from 63.5%. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products.

         Selling Expenses. Selling expenses decreased to $2,197,000 in the first six months of 1997 from $2,538,000 in the first six months of 1996, due to a reduction in costs incurred for trade shows, a decrease in expenses related to BTI as a result of the closure of this office in 1996 and a decrease in commissions due to the reduction in the number of sales representatives. These decreases were offset by an increase in shipping materials and royalty payments related to licensing agreements.

         General and Administrative Expenses. General and administrative expenses decreased to $2,193,000 in the first six months of 1997 from $2,314,000 for the first six months of 1996 and decreased as a percentage of sales to 7.4% in the first six months of 1997 from 9.9% for the first six months of 1996. The $121,000 decrease can be attributed to a reduction in expenditures for professional services and travel and entertainment expenses. In addition, there was a reduction in rent expense as a result of the subleasing of the San Diego facility. These decreases were offset by an increase in consulting expenses related to the implementation of a new software package for the Company.

         Research and Development Expenses. Research and development expenses increased 10.5% to $1,054,000 in the first six months of 1997 from $954,000 in the first six months of 1996 but decreased as a percentage of sales to 3.6% from 4.1%. The increase is due to the hiring of personnel with higher qualifications, the amortization of technology licensing agreements and increased expenditures related to research and development offset by a decrease in expenditures for consulting services that were incurred with respect to the VideoMask(TM) product line in 1996.

         Operating Income. Operating income increased 70.4% to $4,585,000 for the first six months of 1997 from $2,691,000 for the first six months of 1996. Operating income as a percentage of sales increased to 15.5% in the first six months of 1997 from 11.6% in the first six months of 1996.

        Interest and Other Expenses. Other expenses, net, decreased to $185,000 in the first six months of 1997 from $367,000 in the first six months of 1996. These expenses in the first six months of 1997 consisted of interest expense in the amount of $211,000, offset by interest income of $26,000. Other expenses in the first six months of 1996 consisted of interest expense of $367,000. The reduction in interest expense is primarily attributed to reduced borrowings under the Company's credit line.

        Income Taxes. The provision for income taxes for the first six months of 1997 increased to $1,760,000 from $927,000 for the first six months of 1996 as a result of increased taxable income.

Liquidity and Capital Resources

         The Company's net cash provided by operating activities for the six-month period ended June 30, 1997 was $2,318,000, compared to cash used in operating activities for the six-month period ended June 30, 1996, which was $4,811,000. Cash flows from operating activities have been positive, due primarily to an increase in net earnings of $1,243,000, an increase in accounts payable and accrued expenses and a decrease in inventory offset by an increase in accounts receivable.

         Cash used in investing activities was $699,000, of which $163,000 was utilized for fees associated with certain license agreements and $536,000 was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 1997 aggregating, approximately $900,000, which will be used for the purchase of automated assembly and test equipment. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 1998.

         Cash used in financing activities was $1,484,000 for the first six months of 1997, comprised primarily of $1,176,000 of payments on the line of credit and prepayments of $313,000 on notes to shareholders.

         The Company has a $15 million line of credit with a bank on which funds may be borrowed at the bank's prime rate (8.5% at June 30, 1997) or at LIBOR plus .95% (6.61% at June 30, 1997) for a specified period of time at the election of the Company. As of June 30, 1997, the Company had no balance outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios. In addition, the Company has a $10 million acquisition loan commitment which may be tendered to the bank to finance acquisitions in accordance with certain terms. At June 30, 1997, there was no balance outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1998.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On October 18, 1996, the Company was served with a complaint in a patent infringement lawsuit filed by Scientific-Atlanta, Inc. On May 8, 1997, the Court entered an Order granting the Company's motion to set aside the procedural default previously entered against it and denying Scientific-Atlanta's motion for default judgment. This lawsuit is more fully discussed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders (the "Meeting") on April 24, 1997. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (March 24, 1997), there were 8,229,317 shares of Common Stock outstanding and entitled to vote. The following were the matters voted upon at the Meeting:

1.  Election of Directors. The following directors were elected at the Meeting:
    Robert J. Palle, Jr. and James H. Williams. The number of votes cast for and withheld from each director are as follows:

    DIRECTORS                          FOR                        WITHHELD
    ---------                          ---                        --------

    Robert J. Palle, Jr.               7,365,026                  76,924
    James H. Williams                  7,365,026                  76,924

    James A. Luksch, James F. Williams, Robert B. Mayer and John E. Dwight continued as Directors after the meeting.

2. Amendment of 1995 Long Term Incentive Plan. The amendment of the Company's 1995 Long Term Incentive Plan to, among other things, increase the number of shares which may be issued pursuant to options or restricted stock awards granted thereunder from 250,000 to 500,000 was approved by the following vote of Common Stock:

            FOR              AGAINST           ABSTAIN
            ---              -------           -------

         7,301,382           129,668           10,900

3. Ratification of Auditors. The appointment of BDO Seidman, LLP as the Company's independent auditors for the year ending December 31, 1997 was ratified by the following vote of Common Stock:

            FOR              AGAINST           ABSTAIN
            ---              -------           -------

         7,370,136            68,914            2,900

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

(b) No reports on Form 8-K were filed in the quarter ended June 30, 1997.



                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            BLONDER TONGUE LABORATORIES, INC.,

Date: August 13, 1997



                                            By: /s/ JAMES A. LUKSCH
                                                -------------------------------------------
                                                     James A. Luksch
                                                     President and Chief Executive Officer


                                            By:  /s/ PETER PUGIELLI
                                                -------------------------------------------
                                                     Peter Pugielli, Senior Vice President - Finance
                                                     (Principal Financial Officer)


                                  EXHIBIT INDEX




Exhibit #                           Description                            Sequential Page Number
---------                           -----------                            ----------------------

3.1               Restated Certificate of Incorporation of        Incorporated by reference from
                  Blonder Tongue Laboratories, Inc.               Exhibit 3.1 to S-1 Registration
                                                                  Statement No. 33-98070, originally
                                                                  filed October 12, 1995, as amended.


3.2               Restated Bylaws of Blonder Tongue               Incorporated by reference from
                  Laboratories, Inc.                              Exhibit 3.2 to S-1 Registration
                                                                  Statement No. 33-98070, originally
                                                                  filed October 12, 1995, as amended.


27                Financial Data Schedule                         Electronic Filing only.

