Form 10-Q
period 1997-09-30
BLONDER TONGUE LABORATORIES INC
filed 1997-11-13
CIK 1000683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________ .



Commission file number 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                     52-1611421
(State or other jurisdiction of
  incorporation or organization)            (I.R.S. Employer Identification No.)


One Jake Brown Road, Old Bridge, New Jersey                             08857
 (Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code: (732) 679-4000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____




               Number of shares of common stock, par value $.001,
                  outstanding as of November 6, 1997: 8,250,655


                      The Exhibit Index appears on page 13.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 September 30,    December 31,
                                                                     1997             1996
                                                                 -------------    ------------
                                                                  (unaudited)
          Assets (Note 4)
Current assets:
  Cash and cash equivalents .....................................   $  1,315       $  1,340
  Accounts receivable, net of allowance for doubtful
    accounts of $395 and $280, respectively .....................     13,343          8,987
  Inventories (Note 3) ..........................................     16,568         16,028
  Other current assets ..........................................        225            403
  Deferred income taxes .........................................        940            534
                                                                    --------       --------
          Total current assets ..................................     32,391         27,292
Property, plant and equipment, net of accumulated
    depreciation and amortization ...............................      7,386          7,161
Other assets ....................................................      1,551          1,712
                                                                    --------       --------
                                                                    $ 41,328       $ 36,165
                                                                    ========       ========

          Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt .............................   $    497       $    445
  Accounts payable ..............................................      1,812          1,627
  Accrued compensation ..........................................      1,745            993
  Other accrued expenses ........................................      1,241            589
  Income taxes ..................................................        922            623
                                                                    --------       --------
          Total current liabilities .............................      6,217          4,277
                                                                    --------       --------
Deferred income taxes ...........................................        420            410
Revolving line of credit (Note 4) ...............................       --            1,176
Long-term debt, including related party debt of
  $1,278 and $1,591, respectively ...............................      4,246          4,726
Commitments and contingencies (Note 5) ..........................       --             --
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000,000 shares;
    no shares outstanding .......................................       --             --
  Common stock, $.001 par value; authorized 25,000,000 shares,
    8,242,799 shares issued and outstanding at
    September 30, 1997 and 8,193,509 shares issued and
    outstanding at December 31, 1996 ............................          8              8
  Paid-in capital ...............................................     21,739         21,499
  Retained earnings .............................................      8,807          4,069
  Treasury stock at cost, 13,700 shares at September 30, 1997 and
    no shares at December 31, 1996 ..............................       (109)          --
                                                                    --------       --------
          Total stockholders' equity ............................     30,445         25,576
                                                                    --------       --------
                                                                    $ 41,328       $ 36,165
                                                                    ========       ========


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)



                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30,                         September 30,
                                                                  ---------------------------           ---------------------------
                                                                    1997               1996               1997               1996
                                                                  --------           --------           --------           --------
Net sales ..............................................          $ 16,965           $ 13,154           $ 46,581           $ 36,419
Cost of goods sold .....................................            10,784              8,134             30,371             22,902
                                                                  --------           --------           --------           --------
  Gross profit .........................................             6,181              5,020             16,210             13,517
                                                                  --------           --------           --------           --------
Operating expenses:
  Selling expenses .....................................             1,412              1,191              3,609              3,729
  General and administrative ...........................             1,317              1,044              3,510              3,358
  Research and development .............................               409                534              1,463              1,488
                                                                  --------           --------           --------           --------
                                                                     3,138              2,769              8,582              8,575
                                                                  --------           --------           --------           --------
Earnings from operations ...............................             3,043              2,251              7,628              4,942
                                                                  --------           --------           --------           --------

Other income (expense):
  Interest expense .....................................              (102)              (159)              (313)              (526)
  Other income .........................................               555               --                  581               --
                                                                  --------           --------           --------           --------
                                                                       453               (159)               268               (526)
                                                                  --------           --------           --------           --------
Earnings before income taxes ...........................             3,496              2,092              7,896              4,416
Provision for income taxes .............................             1,398                839              3,158              1,766
                                                                  --------           --------           --------           --------
  Net earnings .........................................          $  2,098           $  1,253           $  4,738           $  2,650
                                                                  ========           ========           ========           ========
Net earnings per share .................................          $   0.25           $   0.15           $   0.57           $   0.32
                                                                  ========           ========           ========           ========
Weighted average shares outstanding ....................             8,394              8,308              8,316              8,298
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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                               Nine Months Ended
                                                                  September 30,
                                                               ------------------
                                                                 1997       1996
                                                               -------    -------
Cash Flows From Operating Activities:
  Net earnings .............................................   $ 4,738    $ 2,650
  Adjustments to reconcile net earnings to cash
    provided by (used in) operating activities:
      Depreciation and amortization ........................     1,049        827
      Provision for doubtful accounts ......................       115        135
      Deferred income taxes ................................      (396)      (339)
      Changes in operating assets and liabilities:
        Accounts receivable ................................    (4,471)      (964)
        Inventories ........................................      (540)    (2,849)
        Other current assets ...............................       178        634
        Other assets .......................................      (143)       (36)
        Income taxes .......................................       299        118
        Accounts payable and accrued expenses ..............     1,589     (2,822)
                                                               -------    -------
         Net cash provided by (used in) operating activities     2,418     (2,646)
                                                               -------    -------
Cash Flows From Investing Activities:
  Capital expenditures .....................................      (807)    (1,167)
  Acquisition of licenses ..................................      (163)      (205)
                                                               -------    -------
         Net cash used in investing activities .............      (970)    (1,372)
                                                               -------    -------
Cash Flows From Financing Activities:
  Net borrowings under revolving line of credit ............    (1,176)    (1,154)
  Proceeds from long-term debt .............................       217      3,424
  Repayments of long-term debt .............................      (645)      (287)
  Proceeds from sale of common stock .......................      --        1,606
  Acquisition of treasury stock ............................      (109)      --
  Proceeds from exercise of stock options ..................       240        174
                                                               -------    -------
         Net cash (used in) provided by financing activities    (1,473)     3,763
                                                               -------    -------
Net Increase (Decrease) In Cash ............................       (25)      (255)
Cash, beginning of period ..................................     1,340        477
                                                               -------    -------
Cash, end of period ........................................   $ 1,315    $   222
                                                               =======    =======
Supplemental Cash Flow Information:
  Cash paid for interest ...................................   $   302    $   492
  Cash paid for income taxes ...............................     3,261      1,713
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

     The results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at September 30, 1997. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

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

Note 3 - Inventories

     Inventories are summarized as follows:

                                                   September 30,    December 31,
                                                       1997             1996
                                                     -------          -------
Raw Materials ..........................             $ 7,898          $ 7,746
Work in process ........................               3,692            2,451
Finished Goods .........................               4,978            5,831
                                                     -------          -------
                                                     $16,568          $16,028
                                                     =======          =======

Note 4 - Line of Credit

     In October 1997, the Company executed a new $15 million line of credit with its bank, on which funds may be borrowed at the bank's overnight base rate (OBR) plus .95% (6.51% at November 6, 1997). As of September 30, 1997, the Company had no balance outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios. In addition, the Company has a $15 million acquisition loan commitment which may be tendered to the bank to finance acquisitions in accordance with certain terms. At September 30, 1997, there was no balance outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1999.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (unaudited)



Note 5 - Commitments and Contingencies

     On October 18, 1996, the Company was served with a complaint in a lawsuit filed by Scientific-Atlanta, Inc., in the United States District Court for the Northern District of Georgia, alleging patent infringement by the Company's VideoMask(TM) interdiction product. The complaint requests an unspecified amount of damages and injunctive relief. On October 31, 1997, the Company filed a motion for summary judgment of non-infringement relating to one of the two asserted Scientific-Atlanta patents. Scientific-Atlanta's answer to the motion is due on November 24, 1997. The Company contemplates filing additional motions for summary judgment relating to the other patent. Although the outcome of any litigation cannot be predicted with certainty, the Company believes the complaint is without merit and that the ultimate disposition of this matter will not have a material effect on the Company's business. Accordingly, no provision for this matter has been recorded in the financial statements.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the sections entitled Part I, Item 1 - Management's Discussion and Analysis of Financial Condition and Results of Operations and
Part II, Item 1 - Legal Proceedings. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Blonder Tongue undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (See Item 1: Business, Item 3:
Legal Proceedings, and Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations).

Third three months of 1997 Compared with third three months of 1996

     Net Sales. Net sales increased $3,811,000, or 29.0%, to $16,965,000 in the third three months of 1997 from $13,154,000 in the third three months of 1996. International sales accounted for $446,000 (2.6% of total sales) for the third three months of 1997 compared to $826,000 (6.3% of total sales) for the third three months of 1996. Net sales did not include any milestone billings under the Company's agreement with Pacific Bell for the third three months of 1997 compared to approximately $420,000 for the third three months of 1996.

     The increase in sales is primarily attributed to an increase in demand for products in the MDU market and the continued growth in the Lodging market. In addition, the sales of VideoMask(TM) interdiction equipment remained strong. Net sales included approximately $1,600,000 of VideoMask(TM) for the third three months of 1997 compared to $536,000 for the third three months of 1996.

     Effective July 18, 1997, the Company's contract with Pacific Bell was terminated. The termination should not have a significant impact on 1997 sales. The contract contained provisions for penalties upon early termination by either party. In July 1997, the Company received a payment in the amount of $1.5 million from Pacific Bell for reimbursement of costs incurred by the Company through the date of termination. The payment was offset by a portion of the costs incurred by the Company for customized inventory ($708,000) and operating expenses ($257,000) incurred in connection with the contract. In addition, the Company recognized $535,000 in other income.

     Cost of Goods Sold. Cost of goods sold increased to $10,784,000 for the third three months of 1997 from $8,134,000 for the third three months of 1996 and also increased as a percentage of sales to 63.6% from 61.8%. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products.

     Selling Expenses. Selling expenses increased to $1,412,000 in the third three months of 1997 from $1,191,000 in the third three months of 1996, primarily due to increased costs incurred for advertising, marketing materials and trade shows and an increase in commissions due to the increase in sales. In addition, there was an increase in shipping materials and royalty payments related to licensing agreements. These increases were offset by the decrease in expenses incurred related to Blonder Tongue International, Inc. ("BTI") as a result of the closure of this office in 1996.

     General and Administrative Expenses. General and administrative expenses increased to $1,317,000 in the third three months of 1997 from $1,044,000 for the third three months of 1996 but decreased as a percentage of sales to 7.8% in the third three months of 1997 from 7.9% for the third three months of 1996. The $273,000 increase can be attributed to an increase in the accrual for executive bonuses under the executive officer bonus plan, an increase in the allowance for doubtful accounts, and an increase in depreciation expense related to the acquisition of new equipment such as computer hardware and software.

     Research and Development Expenses. Research and development expenses decreased to $409,000 in the third three months of 1997 from $534,000 in the third three months of 1996, primarily due to the reimbursement of costs incurred as a result of the termination of the Pacific Bell contract and a decrease in purchased materials for research and development. These decreases were offset by an increase in amortization of technology license agreements, an increase in depreciation expense related to the acquisition of new equipment and an increase in wages due to the hiring of personnel with higher qualifications. Research and development expenses also decreased as a percentage of sales to 2.4% from 4.1%.

     Operating Income. Operating income increased 35.2% to $3,043,000 for the third three months of 1997 from $2,251,000 for the third three months of 1996. Operating income as a percentage of sales increased to 17.9% in the third three months of 1997 from 17.1% in the third three months of 1996.

     Interest and Other Expenses. Other income in the third three months of 1997 consisted of $535,000 related to the final payment received from Pacific Bell as a result of the contract termination in July 1997, along with $20,000 of interest income offset by $102,000 of interest expense. Other expenses in the third three months of 1996 consisted of interest expense of $159,000. The reduction in interest expense is primarily attributed to reduced borrowings under the Company's credit line.

     Income Taxes. The provision for income taxes for the third three months of 1997 increased to $1,398,000 from $839,000 for the third three months of 1996 as a result of increased taxable income.

First nine months of 1997 Compared with first nine months of 1996

     Net Sales. Net sales increased $10,162,000, or 27.9%, to $46,581,000 in the first nine months of 1997 from $36,419,000 in the first nine months of 1996. International sales accounted for $1,209,000 (2.6% of total sales) for the first nine months of 1997 compared to $2,251,000 (6.2% of total sales) for the first nine months of 1996. Net sales did not include any milestone billings under the Company's agreement with Pacific Bell for the first nine months of 1997 compared to $1,245,000 for the first nine months of 1996.

     The increase in sales is primarily attributed to an increase in demand for products in the MDU market and the continued growth in the Lodging market. In addition, the sales of VideoMask(TM) interdiction equipment remained strong. Net sales included approximately $4,796,000 of VideoMask(TM) interdiction equipment for the first nine months of 1997 compared to $1,342,000 for the first nine months of 1996.

     Effective July 18, 1997, the Company's contract with Pacific Bell was terminated. The termination should not have a significant impact on 1997 sales. The contract contained provisions for penalties upon early termination by either party. In July 1997, the Company received a payment in the amount of $1.5 million from Pacific Bell for reimbursement of costs incurred by the Company through the date of termination. The payment was offset by a portion of the costs incurred by the Company for customized inventory ($708,000) and operating expenses ($257,000) incurred in connection with the contract. In addition, the Company recognized $535,000 in other income.

     Cost of Goods Sold. Cost of goods sold increased to $30,371,000 for the first nine months of 1997 from $22,902,000 for the first nine months of 1996 and increased as a percentage of sales to 65.2% from 62.9%. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products.

     Selling Expenses. Selling expenses decreased to $3,609,000 in the first nine months of 1997 from $3,729,000 in the first nine months of 1996, primarily due to a reduction in costs incurred for trade shows, a decrease in expenses related to BTI as a result of the closure of this office in 1996 and a decrease in commissions due to the reduction in the number of sales representatives. These decreases were offset by an increase in shipping materials and royalty payments related to licensing agreements.

     General and Administrative Expenses. General and administrative expenses increased to $3,510,000 in the first nine months of 1997 from $3,358,000 for the first nine months of 1996 but decreased as a percentage of sales to 7.5% in the first nine months of 1997 from 9.2% for the first nine months of 1996. The $152,000 increase can be attributed to an increase in executive compensation as a result of the termination of the Company's 1989 Key Employee Salary Bonus Plan along with an increase in the accrual for executive bonuses under the Company's Executive Officer Bonus Plan. In addition, there was an increase in consulting services related to the implementation of a new software package for the Company and an increase in depreciation expense related to the acquisition of new equipment such as computer hardware and software. These increases were offset by a reduction in rent expense as a result of the expiration of the lease of the San Diego facility effective June 30, 1997, which had been sublet during 1997, along with a reduction in expenditures for professional services and insurance.

     Research and Development Expenses. Research and development expenses decreased 1.7% to $1,463,000 in the first nine months of 1997 from $1,488,000 in the first nine months of 1996, primarily due to the reimbursement of costs incurred as a result of the termination of the Pacific Bell contract and a decrease in expenditures for consulting services that were incurred with respect to the VideoMask(TM) product line in 1996. These decreases were offset by an increase in amortization of technology license agreements, an increase in depreciation expense related to the acquisition of new equipment and an increase in wages due to the hiring of personnel with higher qualifications. Research and development expenses also decreased as a percentage of sales to 3.1% from 4.1%.

     Operating Income. Operating income increased 54.4% to $7,628,000 for the first nine months of 1997 from $4,942,000 for the first nine months of 1996. Operating income as a percentage of sales increased to 16.4% in the first nine months of 1997 from 13.6% in the first nine months of 1996.

     Interest and Other Expenses. Other income in the first nine months of 1997 consisted of $535,000 related to the final payment received from Pacific Bell as a result of the contract termination in July 1997, along with $46,000 of interest income offset by $313,000 of interest expense. Other expenses in the first nine months of 1996 consisted of interest expense of $526,000. The reduction in interest expense is primarily attributed to reduced borrowings under the Company's credit line.

     Income Taxes. The provision for income taxes for the first nine months of 1997 increased to $3,158,000 from $1,766,000 for the first nine months of 1996 as a result of increased taxable income.

Liquidity and Capital Resources

     The Company's net cash provided by operating activities for the nine-month period ended September 30, 1997 was $2,418,000, compared to cash used in operating activities for the nine-month period ended September 30, 1996, which was $2,646,000. Cash flows from operating activities have been positive, due primarily to an increase in net earnings of $2,088,000, an increase in accounts payable and accrued expenses offset by an increase in accounts receivable.

     Cash used in investing activities was $970,000, of which $163,000 was utilized for fees associated with certain license agreements and $807,000 was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 1997 aggregating, approximately $1,300,000, which will be used for the purchase of automated assembly and test equipment. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 1998.

     Cash used in financing activities was $1,473,000 for the first nine months of 1997, comprised primarily of $1,176,000 of payments on the line of credit and prepayments of $313,000 on notes to shareholders.

     In October 1997, the Company executed a new $15 million line of credit with its bank, on which funds may be borrowed at the bank's overnight base rate (OBR) plus .95% (6.51% at November 6, 1997). As of September 30, 1997, the Company had no balance outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios. In addition, the Company has a $15 million acquisition loan commitment which may be tendered to the bank to finance acquisitions in accordance with certain terms. At September 30, 1997, there was no balance outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1999.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 18, 1996, the Company was served with a complaint in a patent infringement lawsuit filed by Scientific-Atlanta, Inc. On October 31, 1997, the Company filed a motion for summary judgment of non-infringement relating to one of the two asserted Scientific-Atlanta patents. Scientific-Atlanta's answer to the motion is due on November 24, 1997. The Company contemplates filing additional motions for summary judgment relating to the other patent. This lawsuit is more fully discussed in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 1997 and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits are listed in the Exhibit Index appearing at page 13 herein.

(b)  No reports on Form 8-K were filed in the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BLONDER TONGUE LABORATORIES, INC.,

Date: November 13, 1997


                                        By:
                                           -------------------------------------
                                           James A. Luksch
                                           President and Chief Executive Officer




                                        By:
                                           -------------------------------------
                                           Peter Pugielli, Senior Vice President
                                           - Finance
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