Form 10-K
period 1997-12-31
BLONDER TONGUE LABORATORIES INC
filed 1998-03-30
CIK 1000683

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ to
     ____________________


Commission file number: 1-14120
                        -------

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


Registrant's telephone number, including area code: (732) 679-4000
                                                    --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant (computed by using the closing stock price on March 16, 1998, as reported by the American Stock Exchange): $40,193,367.

Number of shares of common stock, par value $.001, outstanding as of March 16, 1998: 8,245,494

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1998 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

                      The Exhibit Index appears on page 22.

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

         On March 26, 1998, the Company acquired all of the assets and technology rights of the interdiction business (the "Interdiction Business") of Scientific-Atlanta, Inc. ("Scientific") for a purchase price consisting of (i) $19 million in cash, (ii) 67,889 shares of the Company's common stock, (iii) a warrant to purchase 150,000 additional shares of the Company's common stock at an exercise price of $14.25 per share and (iv) assumption by the Company of certain obligations under executory contracts with vendors and customers and certain warranty obligations and other current liabilities of the Interdiction Business. The Interdiction Business generated approximately $16 million in revenues for the prior twelve month period. The Company believes that Scientific's interdiction products, which have been engineered primarily to serve the franchised cable market, will supplement the Company's VideoMask(TM) products, which are primarily focused on the Private Cable market. In addition, the Company expects that the technology acquired as part of the Interdiction Business will enhance its ability to design products that meet the specific needs of all cable providers, while improving its position in the franchised cable market. Scientific will provide certain manufacturing, consulting and other transition services to the Company during a limited period following the acquisition pursuant to agreements executed by the parties in order to permit the Company to fulfill sales orders of the Interdiction Business for the transition period following the closing.

         In addition, under the terms of the purchase agreement with Scientific, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the shares of common stock issued to Scientific and underlying the warrant held by Scientific as part of the purchase price for the Interdiction Business within 90 days after the closing of the acquisition.


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

         CATV

         Many CATV operators and telephone service providers are building fiber optic networks with alternative combinations of fiber optic and coaxial cable to deliver television signal programming data and phone services on one drop cable. CATV's deployment of fiber optic trunk has been completed in only 10% to 20% of existing systems. Deployment of the latest technology is in the test system stage. The system architecture being employed to accomplish the combined provision of television and telephone service is either hybrid fiber coax ("HFC") or fiber to the curb ("FTTC"). In HFC systems, fiber optic trunk lines connect to nodes which feed 200 to 400 subscribers, using coaxial cable. In FTTC systems fiber optic cable is used deeper into the network, with as few as four to eight subscribers fed by coaxial cable from each node. In either case, extensive rebuilding of a CATV system is required to provide the services anticipated. Consequently, not only are the regional and long distance telephone service providers faced with enormous capital expenditures to enter the video signal delivery business, but CATV is faced with similar expenditures to compete with them (or to discourage them from entering the race) to be the provider of the information superhighway.

         The Company believes that most major metropolitan areas will eventually have complex networks of one or two independent operators interconnecting the homes and private cable operators will have large networks interconnecting many multi-dwelling complexes. All these networks are potential users of Blonder Tongue Headend and interdiction products.

         MDU

         Until February, 1991, the ability of Private Cable operators to penetrate the MDU market was substantially limited by FCC rules which specifically prohibited the Private Cable operator from using coaxial cable connections between properties. CATV operators had a significant competitive advantage because they could connect properties within their franchised areas with coaxial cable. In an effort to level the playing field, the FCC designated special frequency bands enabling Private Cable operators to link multiple properties to one central headend system via microwave signal transmission, thereby spreading the cost of headend electronics over multiple MDUs and a wider potential subscriber base. This new 18 GHz service is wide enough to support the transmission of 72 channels of television programming, has been the catalyst fueling the growth and product investment of MDU system operators, and has caused a substantial increase in the demand for quality Headend Products. In addition, provisions of the Telecommunications Act of 1996 permit Private Cable system operators to use coaxial cable connections between adjacent properties where no access to public rights-of-way are required. Further, fiber optic networks built by regional and long distance telephone service providers, which are common carriers, could be used by Private Cable system integrators as interconnects.

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

         Lodging

         Until the early 1990's, one system integrator dominated the Lodging market and manufactured much of its own equipment. During the last several years, other Private Cable integrators have successfully entered and expanded the Lodging market by offering systems with more channels, video-on-demand and interactivity. These systems have been well received in the market, as property owners have sought additional revenues and guests have demanded increased in-room conveniences. The integrators leading this market evolution rely upon outside suppliers for their system electronics and are Blonder Tongue customers. These companies and others offer Lodging establishments VCR-based systems which provide true video-on-demand movies with a large selection of titles. To meet these demands, the typical Lodging system headend will include as many as 20 to 40 receivers and as many as 60 to 80 modulators, and will be capable of providing the guest with more channels free-to-guest, video-on-demand for a broad selection of movie titles and even interactive services such as remote check-out and concierge services. This is in contrast to the systems which preceded them which had typically 10 to 12 receivers and modulators and provided six to ten channels free-to-guest and two to five channels of VCR-based movies running at published scheduled times.

         There is a trend to substitute video file servers for VCRs, which the Company believes will eventually replace VCR's in video-on-demand systems. The timing and speed of this transition is dependent on availability of lower cost servers.

         Most of the systems with video-on-demand service are in larger hotels, where the economics of high channel capacity systems are more easily justified. The conversion of hotel pay-per-view systems into video-on- demand is increasing. Smaller hotels and motels have had limited video-on-demand penetration to date, principally because of the headend cost associated with each system and the limited revenues generated by the smaller number of rooms.

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

         In October, 1997, the Company executed a two-year distribution agreement with American Technology Exporters, Inc. ("Amtech"), a privately held company based in Miami, Florida. Under the terms of the contract, Amtech is required to purchase at least $3,000,000 per year of the Company's products and has been granted distribution rights in the Caribbean, Mexico and Central and South America. Amtech will also provide repair services for the Company's products in certain of these areas. It is anticipated that this agreement will increase the Company's international market penetration.

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

Products

         Blonder Tongue's products can be separated, according to function, into the four broad categories described below:

         o Headend Products used by a system operator for signal acquisition, processing and manipulation for further transmission. Among the products offered by the Company in this category are satellite receivers (digital and analog), integrated receiver/decoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers, and processors. The headend of a television signal distribution system is the "brain" of the system, the central location where the multi-channel signal is initially received, converted and allocated to specific channels for distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal. Blonder Tongue is a licensee of General Instrument Corporation's VideoCipher(R) and DigiCipher(R) encryption technologies, EchoStar Communication Corp.'s digital technologies and Hughes Network Systems digital technologies and integrates their decoders into integrated receiver/decoder products, where required. The Company is negotiating with additional companies which are delivering digital television signal transmission to acquire licenses to incorporate their proprietary digital decoders into the Company's receivers. The Company estimates that Headend Products accounted for approximately 80% of the Company's revenues in 1997, 84% in 1996 and 90% in 1995.

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

         o Subscriber Products used to control access to programming at the subscriber's location and to split and amplify incoming signals for transmission to multiple sites and multiple television sets within a site. Among the products offered by the Company in this category are addressable interdiction devices, splitters, couplers and multiplexers. The Company believes that the most significant products within this category are (i) its new VideoMask(TM) addressable signal jammer, licensed from Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc. in August 1995 under certain non-exclusive technology and patent license agreements (the "Philips License Agreements"), and (ii) the interdiction product line acquired from Scientific as part of its Interdiction Business. Interdiction products such as these limit, through jamming of particular channels, the availability of programs to subscribers. Such products enable an integrator to control subscriber access to premium channels and other enhanced services through a computer located off-premises. They also eliminate the necessity of an operator having to make a service call to install or remove passive traps and eliminate the costs associated with damage or loss of set-top converters in the subscribers' locations. While it is not possible to predict the breadth of market acceptance for these products, the Company believes the potential is substantial in both the MDU market as well as in the CATV market as alternatives to set-top converters and as a viable option for telephone companies, electric utilities and other new entrants to television signal distribution, who are planning to over-build existing cable infrastructures and are seeking a cost effective way to compete with CATV.

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

Research and Product Development

         The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in continuous research and development in order to (i) create new products, (ii) expand the frequency range of existing products in order to accommodate customer demand for greater channel capacity, (iii) license new technology (such as digital satellite receiver decoders), and (iv) acquire products incorporating technology which could not otherwise be developed quickly enough using internal resources, to suit the dynamics of the evolving marketplace. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of its customers and customer prospects with the expectation or promise of substantial future orders from such customers or customer prospects. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering to lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties when the Company believes that it can obtain such technology more quickly and/or cost-effectively from such third parties than the Company could otherwise develop on its own, or when the desired technology is proprietary to a third party. There were 21 employees in the research and development department of the Company at December 31, 1997.

Marketing and Sales

         Blonder Tongue markets and sells its products worldwide to Private Cable integrators, which accounted for approximately 80% of the Company's revenues for fiscal years 1997, 1996 and 1995, to regional and long distance telephone service providers, and to CATV integrators. Sales are made directly to customers by the Company's internal sales force, as well as through numerous domestic and international stocking distributors.

         The Company historically maintained contractual relationships with numerous independent sales representatives. In February, 1998, the Company terminated its contractual relationships with its independent sales representatives because management believes its internal sales force has the capacity to maintain or increase sales formerly made through independent sales representatives without the necessity of paying sales commissions. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects.

         The Company's internal sales force consists of approximately 21 employees, which currently includes five salespersons (one salesperson in each of Old Bridge, New Jersey, Cincinnati, Ohio, Plano, Texas, Covina, California and Moreno Valley, California) and 16 sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

         The Company's standard customer payment terms are 2%-10, net 30 days. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

         The Company has several marketing programs to support the sale and distribution of its products. Blonder Tongue participates in industry trade shows and conferences. The Company also publishes technical articles in trade and technical journals, distributes sales and product literature and has an active public relations plan to ensure complete coverage of Blonder Tongue's products and technology by editors of trade journals. The Company provides system design engineering for its customers, maintains extensive ongoing communications with many original equipment manufacturer customers and provides one-on-one demonstrations and technical seminars to potential new customers. Blonder Tongue supplies sales and applications support, product literature and training to its sales representatives and distributors. The management of the Company travels extensively, identifying customer needs and meeting potential customers.

         The Company had approximately $5,375,000 and $3,248,000 in purchase orders as of December 31, 1997 and December 31, 1996, respectively. All of the purchase orders outstanding as of December 31, 1997 are expected to be shipped prior to December 31, 1998. The purchase orders are for the future delivery of products and are subject to cancellation by the customer.

Customers

         Blonder Tongue has a broad customer base, which in 1997 consisted of more than 1,000 active accounts. Approximately 40%, 39% and 46% of the Company's revenues in fiscal years 1997, 1996 and 1995, respectively, were derived from sales of products to the Company's five largest customers. In 1997, sales to OpTel, Inc. accounted for approximately 16% of the Company's revenues. Sales to the five largest customers consisted principally of Headend Products. There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. However, the Company anticipates that these customers will continue to account for a significant portion of the Company's revenues in future periods, although none of them is obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide the Company with binding forecasts of product purchases for any future period.

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

         The Company's revenues are derived primarily from customers in the continental United States, however, the Company also derives revenues from customers outside the continental United States, primarily in underdeveloped countries. Television service is in its infancy in many international markets, particularly Latin America and Asia, creating opportunity for those participants who offer quality products at a competitive price. Sales to customers outside of the United States represented approximately 3%, 5% and 9% of the Company's revenues in fiscal years 1997, 1996 and 1995, respectively. All of the Company's transactions with customers located outside of the continental United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions.

Manufacturing and Suppliers

         Blonder Tongue's manufacturing operations are located at the Company's headquarters in Old Bridge, New Jersey. The Company's manufacturing operations are vertically integrated and consist principally of the assembly and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chassis and cabinets for such assemblies. Management continues to implement a significant number of changes to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor, an increased use of surface mount, axial lead and radial lead robotics to place electronic components on printed circuit boards, a continuing program of circuit board redesign to make more products compatible with robotic insertion equipment and an increased integration in machining and fabrication. All of these efforts are consistent with and part of the Company's strategy to provide its customers with high performance-to-cost ratio products.

         Outside contractors supply standard components and etch printed circuit boards to the Company's specifications. While the Company generally purchases electronic parts which do not have a unique source, certain electronic component parts used within the Company's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. However, in such situations the Company may experience temporary reductions in its ability to ship products affected by the component shortage. The Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher(R) and DigiCipher(R) encryption systems manufactured by General Instrument Corporation, which are standard encryption methodology employed on U.S. C-Band and Ku-Band transponders, EchoStar digital satellite receiver decoders, which are specifically designed to work with the DISH Network(TM), and Hughes Network Systems digital satellite receivers for delivery of DIRECTV(R) programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company's operating results. The Company does not have a supply agreement with General Instrument Corporation or any other supplier. The Company submits purchase orders to its suppliers on an as-needed basis.

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

Intellectual Property

         Excluding the patents obtained from Scientific in connection with the acquisition of their Interdiction Business, the Company currently holds 11 United States patents and 4 foreign patents covering a wide range of electronic systems and circuits. None of these patents, however, are considered material to the Company's present operations because they do not relate to high volume applications. Because of the rapidly evolving nature of the Private Cable and CATV industries, the Company believes that its market position as a leading supplier to Private Cable derives primarily from its ability to develop a continuous stream of new products which are designed to meet its customers' needs and which have a high performance-to-cost ratio.

         The Company is a licensee of Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc., General Instrument Corporation ("GI"), Houston Tracker Systems, Inc., a subsidiary of EchoStar Communications Corp. ("EchoStar"), Hughes Network Systems, a Hughes Electronics Corporation ("Hughes") and several smaller software development companies.

         Under the Philips License Agreements, the Company is granted a non-exclusive license for a term which expires in 2010, concurrently with the last to expire of the relevant patents. The Philips License Agreements provide for the payment by the Company of a one-time license fee and for the payment by the Company of royalties based upon unit sales of licensed products.

         The Company is a licensee of GI relating to GI's VideoCipher(R) encryption technology and is also a party to a private label agreement with GI relating to its DigiCipher(R) technology. Under the VideoCipher(R) license agreement, the Company is granted a non-exclusive license under certain proprietary know-how, to design and manufacture certain licensed products to be compatible with the VideoCipher(R) commercial descrambler module for a term of ten years, expiring in August, 2000. The VideoCipher(R) license agreement provides for the payment by the Company of a one-time license fee for the Company's first model of licensed product and additional one-time license fees for each additional model of licensed product. The VideoCipher(R) license agreement also provides for the payment by the Company of royalties based upon unit sales of licensed products. Under the DigiCipher(R) private label agreement, the Company is granted the non-exclusive right to sell DigiCipher(R) II integrated receiver decoders bearing the Blonder Tongue name for use in the commercial market for a term expiring in December, 1998. The DigiCipher(R) private label agreement provides for the payment by the Company of a one-time license fee for the Company's first model of licensed product and additional one-time license fees for each additional model of licensed product.

         In November, 1996, the Company entered into a license agreement with EchoStar, pursuant to which the Company is licensed to manufacture and sell digital satellite receiver systems which are compatible with digital programming transmitted by EchoStar's DISH Network(TM), for use in the commercial market. The agreement is for a term of five years, expiring in November, 2001. The EchoStar license agreement provides for the payment by the Company of a one-time license fee and for the payment of royalties based upon unit sales of licensed products.

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

         In February, 1998, the Company entered into an exclusive license agreement with Hughes, pursuant to which the Company is licensed to design, manufacture, and market commercial digital satellite receivers which are compatible with DIRECTV(R) programming, for use in headend applications in both the franchised and private cable markets. The agreement is for a term of five
(5) years, expiring in February 2003.

         In connection with the acquisition of Scientific's Interdiction Business in March, 1998, the Company acquired all intellectual property and related technology associated with the Interdiction Business, including 29 patents filed in the United States and/or abroad.

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

Regulation

         Private Cable (estimated by the Company to represent approximately 80% of its business), while in some cases subject to certain FCC licensing requirements, is not presently burdened with extensive government regulations. CATV operators (estimated by the Company to represent approximately 20% of its business) had been subject to extensive government regulation pursuant to the Cable Television Consumer Protection and Competition Act of 1992, which among other things provided for rate rollbacks for basic tier cable service, further rate reductions under certain circumstances and limitations on future rate increases. The Telecommunications Act of 1996 has deregulated many aspects of CATV system operation and has opened the door to competition among cable operators and telephone companies in each of their respective industries. The Company believes that this legislation will increase the base of potential customers for the Company's products.

Environmental Regulations

         The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 1997 and does not anticipate incurring in 1998 material capital expenditures for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

         The Company presently holds a permit from the New Jersey Department of Environmental Protection ("NJDEP"), Division of Environmental Quality, Air Pollution Control Program relating to its operation of certain process equipment, which permit expires in June, 2001. The Company has held such a permit for this equipment on a substantially continuous basis since approximately April, 1989. The Company also has authorization under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire November 1, 1998. The Company anticipates that such permit will be renewed.

Employees

         The Company employs approximately 587 persons, including 458 in manufacturing, 21 in research and development, 20 in quality assurance, 45 in production services, 21 in sales and marketing, and 22 in a general and administrative capacity. 396 of the Company's employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company expiring in February, 1999.

ITEM 2. PROPERTIES

         The Company's principal manufacturing, engineering, sales and administrative facilities consist of one building totalling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the "Old Bridge Facility") which is owned by the Company. Until June 30, 1997, the Company leased approximately 8,100 square feet of space in San Diego, California for which it paid base rent of approximately $4,100 per month, which base rent was offset by sublease income associated with such space of approximately $2,000 per month. The Company also leases office space in Cincinnati, Ohio and Grapevine, Texas for which it pays rent of approximately $260 and $1,000 per month, respectively.

         Management believes that the Old Bridge Facility is adequate to support the Company's anticipated needs in 1998. Subject to compliance with applicable zoning and building codes, the Old Bridge real property is large enough to double the size of the plant to accommodate expansion of the Company's operations should the need arise.

ITEM 3. LEGAL PROCEEDINGS

         On October 18, 1996, the Company was served with a complaint in a lawsuit filed by Scientific- Atlanta, Inc. ("Scientific") in the United States District Court for the Northern District of Georgia alleging patent infringement by the Company's VideoMask(TM) interdiction product. The complaint requested an unspecified amount of damages and injunctive relief.

         Following the Company's acquisition of the assets and technology rights of Scientific's Interdiction Business, Scientific's lawsuit against the Company was dismissed with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock has been traded on the American Stock Exchange since the Company's initial public offering on December 14, 1995. The following table sets forth for the fiscal quarters indicated, the high and low sale prices for the Company's Common Stock on the American Stock Exchange.

Market Information

Fiscal year ended December 31, 1997:              High             Low

         First Quarter ........................   9 1/2             6 3/8
         Second Quarter........................   9                 6 1/8
         Third Quarter ........................  17 1/2             7 11/16
         Fourth Quarter .......................  18 7/16           12 5/8

Fiscal year ended December 31, 1996:              High             Low

         First Quarter ........................  13 3/4            9
         Second Quarter........................  19 1/2            9 7/8
         Third Quarter ........................  15                7 3/4
         Fourth Quarter .......................  10 7/8            8 1/8


         The Company's Common Stock is traded on the American Stock Exchange under the symbol "BDR".

Holders

         As of March 16, 1998, the Company had approximately 76 holders of record of the Common Stock. Since a portion of the Company's common stock is held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated statement of earnings data presented below for each of the years ended December 31, 1997, 1996 and 1995, and the selected consolidated balance sheet data as of December 31, 1997 and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K. The selected consolidated statement of earnings data for the years ended December 31, 1994 and 1993 and the selected consolidated balance sheet data as of December 31, 1995, 1994 and 1993 are derived from audited consolidated financial statements not included herein. The data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial and statistical information appearing elsewhere herein.


                                                                         Year Ended December 31,
                                                         ----------------------------------------------------
                                                         1997        1996       1995        1994         1993
                                                         ----        ----       ----        ----         ----
                                                                 (in thousands, except per share data)
Consolidated Statement of Earnings Data:
Net sales......................................       $ 62,057    $ 48,862    $ 51,982    $ 35,804    $ 24,136
Cost of goods sold ............................         39,656      30,613      32,528      21,791      14,472
                                                       --------    --------    --------    --------    --------
  Gross profit.................................         22,401      18,249      19,454      14,013       9,664
                                                       --------    --------    --------    --------    --------
Operating expenses:
  Selling, general and administrative..........          9,938       9,135       9,791       7,060       5,565
  Research and development.....................          1,954       1,972       2,011       1,477         963
                                                       --------    --------    --------    --------    --------
  Total operating expenses.....................         11,892      11,107      11,802       8,537       6,528
                                                       --------    --------    --------    --------    --------

Earnings from operations.......................         10,509       7,142       7,652       5,476       3,136
Interest expense...............................            414         658       1,296         439         183
Other (income) expense, net....................           (595)        --          (60)        (89)        (15)
                                                       --------    --------    --------    --------    --------
Earnings before income taxes...................         10,690       6,484       6,416       5,126       2,968

Provisions for income taxes....................          4,276       2,601
                                                       --------    --------
Net earnings...................................       $  6,414    $  3,883
                                                       ========    ========
Basic earnings per share.......................       $   0.78    $   0.48
Basic weighted average shares outstanding(2)...          8,227       8,144
Diluted earnings per share.....................       $   0.77    $   0.47
Diluted weighted average shares outstanding(2).          8,375       8,300
Pro Forma Data:
Pro forma provision for income taxes(1)........                                  2,566       2,050       1,187
                                                                              --------    --------    --------
Pro forma net earnings.........................                               $  3,850    $  3,076    $  1,781
                                                                              ========    ========    ========
Pro forma basic net earnings per share.........                               $   0.66    $   0.48    $   0.23
Basic weighted average shares outstanding(2)...                                  5,823       6,406       7,772
Pro forma diluted earnings per share...........                               $   0.64    $   0.48    $   0.23
Diluted weighted average shares outstanding(2).                                  6,054       6,475       7,772
Other Data:
S Corporation distributions declared...........       $   --      $   --      $  7,896    $  4,425    $    964


                                                                       Year Ended December 31,
                                                         ----------------------------------------------------
                                                         1997        1996       1995        1994         1993
                                                         ----        ----       ----        ----         ----
                                                                           (in thousands)
Consolidated Balance Sheet Data:
Working capital ...............................       $ 26,055    $ 23,015    $ 14,407    $  5,786    $  3,920
Total assets ..................................         42,272      36,165      31,804      15,832      11,197
Long-term debt (including
current maturities) ...........................          5,054       6,347       2,145       5,196       1,552
Stockholders' equity ..........................         31,795      25,576      19,740       3,509       4,204


------------------
(1) On December 11, 1995, the Company's status as an S Corporation terminated and as a result the Company is now subject to corporate income taxes. Accordingly, pro forma net earnings reflect a pro forma adjustment for income taxes which would have been recorded had the Company been a C Corporation.
(2) Weighted average shares are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." See Note 1(k) of notes to the Company's consolidated financial statements.

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

         On March 26, 1998, the Company acquired all of the assets and technology rights of the interdiction business (the "Interdiction Business") of Scientific-Atlanta, Inc. ("Scientific") for a purchase price consisting of (i) $19 million in cash, (ii) 67,889 shares of the Company's common stock, (iii) a warrant to purchase 150,000 additional shares of the Company's common stock at an exercise price of $14.25 per share and (iv) assumption by the Company of certain obligations under executory contracts with vendors and customers and certain warranty obligations and other current liabilities of the Interdiction Business. The Interdiction Business generated approximately $16 million in revenues for the prior twelve month period. The Company believes that Scientific's interdiction products, which have been engineered primarily to serve the franchised cable market, will supplement the Company's VideoMask(TM) products, which are primarily focused on the Private Cable market. In addition, the Company expects that the technology acquired as part of the Interdiction Business will enhance its ability to design products that meet the specific needs of all cable providers, while improving its position in the franchised cable market.

Results of Operations

         The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales:

                                                Year Ended December 31,
                                        ----------------------------------------
                                          1997             1996             1995
                                        ------           ------           ------
Net sales.............................. 100.0%           100.0%           100.0%
Costs of goods sold....................  63.9             62.7             62.6
Gross profit...........................  36.1             37.3             37.4
Selling expenses.......................   8.0              9.8              9.3
General and administrative expenses....   8.0              8.9              9.5
Research and development expenses......   3.2              4.0              3.9
Earnings from operations...............  16.9             14.6             14.7
Other (income) expense, net............   (.3)             1.3              2.4
Earnings before income taxes...........  17.2             13.3             12.3

1997 Compared with 1996

         Net Sales. Net sales increased $13,195,000, or 27%, to $62,057,000 in 1997 from $48,862,000 in 1996. International sales accounted for $1,620,000 (2.6% of total sales) for 1997 compared to $2,655,000 (5.4% of total sales) for 1996. Net sales did not include any milestone billings under the Company's agreement with Pacific Bell for 1997 compared to $2,192,000 for 1996.

         The increase in sales is primarily attributed to an increase in demand for products in the MDU market and the continued growth in the Lodging market. In addition, the sales of VideoMask(TM) interdiction equipment remained strong. Net sales included approximately $7,567,000 of VideoMask(TM) interdiction equipment for 1997 compared to $2,939,000 for 1996.

         Effective July 18, 1997, the Company's agreement to supply interdiction equipment to Pacific Bell was terminated. The termination did not have a significant impact on 1997 sales. The Pacific Bell contract contained provisions for penalties upon early termination by either party. In July, 1997, the Company received a payment in the amount of $1.5 million from Pacific Bell for reimbursement of costs incurred by the Company through the date of termination. The payment was offset by a portion of the costs incurred by the Company for customized inventory ($708,000) and operating expenses ($257,000) incurred in connection with the contract.In addition, the Company recognized $535,000 in other income.

         Cost of Goods Sold. Cost of goods sold increased to $39,656,000 for 1997 from $30,613,000 for 1996, primarily due to increased volume, and increased as a percentage of sales to 63.9% from 62.7%. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products.

         Selling Expenses. Selling expenses increased to $4,964,000 in 1997 from $4,780,000 in 1996, but decreased as a percentage of sales to 8.0% in 1997 from 9.8% in 1996. The dollar increase was primarily due to an increase in commissions ($128,000) as a result of the increase in sales, an increase in shipping materials ($86,000) and an increase in royalty payments related to licensing agreements ($76,000). These increases were offset by a reduction of costs incurred for trade shows ($142,000).

         General and Administrative Expenses. General and administrative expenses increased to $4,974,000 in 1997 from $4,355,000 for 1996 but decreased as a percentage of sales to 8.0% in 1997 from 8.9% for 1996.

The $619,000 increase can be primarily attributable to an increase in the accrual for executive bonuses in connection with the implementation of the Company's Executive Officer Salary Bonus Plan and an increase in the allowance for doubtful accounts related to the increase in sales volume.

         Research and Development Expenses. Research and development expenses decreased 1% to $1,954,000 in 1997 from $1,972,000 in 1996, primarily due to the reimbursement of costs incurred as a result of the termination of the Pacific Bell contract and a decrease in expenditures for consulting services that were incurred with respect to the VideoMask(TM) product line in 1996. These decreases were offset by an increase in amortization of technology license agreements, an increase in depreciation expense related to the acquisition of new equipment and an increase in wages due to the hiring of personnel with higher qualifications. Research and development expenses also decreased as a percentage of sales to 3.2% from 4.0%.

         Operating Income. Operating income increased 47.1% to $10,509,000 for 1997 from $7,142,000 for 1996. Operating income as a percentage of sales increased to 16.9% in 1997 from 14.6% in 1996.

         Interest and Other Expenses. Other income in 1997 consisted of $535,000 related to the final payment received from Pacific Bell as a result of the contract termination in July, 1997, along with $60,000 of interest income offset by $414,000 of interest expense. Other expenses in 1996 consisted of interest expense of $658,000. The reduction in interest expense is primarily attributed to reduced borrowings under the Company's credit line.

         Income Taxes. The provision for income taxes for 1997 increased to $4,276,000 from $2,601,000 for 1996 as a result of increased taxable income. The effective tax rate for both years remained at 40%.

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

         General and Administrative Expenses. General and administrative expenses decreased to $4,355,000 in 1996 from $4,967,000 for 1995 and also decreased as a percentage of sales to 8.9% in 1996 from 9.5% in 1995. The $612,000 decrease can be attributed to a reduction in rent expense, net of increased depreciation, as a result of the Company's purchase of the Old Bridge Facility and a decline in salaries due to a reduction in personnel, offset by an increase in expenditures for professional services and insurance.

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

         Income Taxes. The Company, with the consent of its stockholders, elected to be taxed as an S Corporation for federal income tax purposes from its inception until its initial public offering of common stock. As a consequence, the taxable net earnings of the Company were taxed as income to the Company's stockholders in proportion to their individual stockholdings, and the payment of federal income taxes on such proportionate share of the Company's taxable earnings was the personal obligation of each stockholder. The Company's status as an S Corporation terminated on December 11, 1995, and as a result the Company is now a C Corporation for income tax purposes. As a C Corporation, the Company is currently taxed at a combined effective rate of approximately 40% based upon current federal and state income tax regulations. Had the Company been taxable as a C Corporation for the entire year of 1995, pro forma income taxes and pro forma net earnings after taxes for the year ended December 31, 1995 would have been $2,566,000 and $3,850,000, respectively, compared with a provision for income taxes and net earnings after taxes for the year ended December 31, 1996 of $2,601,000 and $3,883,000, respectively.

Inflation and Seasonality

         Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 1997 were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Year 2000

         Historically, computer programs have been written using two digits rather than four to define the applicable year. Such programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond December 31, 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the Company's business, operations or financial condition in the future.

         The Company has been assessing the impact that the Year 2000 issue will have on its computer systems, including both hardware and software utilized by the Company, since 1994. In response to these assessments, which are ongoing, the Company has developed and is implementing a plan to develop solutions to those systems found to have date-related deficiencies. Project plans call for the completion of the solution implementation phase and testing of such solutions prior to any anticipated impact on the Company's systems. The Company is also surveying its bank and critical suppliers and customers to determine the status of their Year 2000 compliance programs.

        Based on the current status of the Company's Year 2000 compliance program, and assuming that project plans, which continue to evolve, can be implemented as planned, the Company believes future costs relating to the Year 2000 issue will not have a material adverse impact on the Company's business, operations or financial condition.

Liquidity and Capital Resources

       As of December 31, 1997 and 1996, the Company's working capital was $26,055,000 and $23,015,000, respectively. The increase in working capital is attributable primarily to the Company's net earnings offset by a $1,278,000 reclassification of certain promissory notes to shareholders as a current liability due to their maturity dates being within one year and capital expenditures of $1,424,000. Historically, the Company has satisfied its cash requirements primarily from net cash provided by operating activities and from borrowings under its line of credit.

     The Company's net cash provided by operating activities for the period ended December 31, 1997 was $2,290,000 as a result of the Company's net earnings offset by $1,847,000 to fund the increase in inventory and $4,470,000 related to the increase in accounts receivable, compared to cash used in operating activities for the period ended December 31, 1996 of $534,000.

         Cash used in investing activities was $1,587,000. $163,000 was utilized for fees associated with the acquisition of certain license agreements, and $1,424,000 is attributable to capital expenditures for new equipment. The Company purchased several high speed robotic insertion machines which are used primarily in the manufacture of circuit boards for the Company's new VideoMask(TM) product line and the balance was used for the purchase of other automated assembly and test equipment. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 1998, other than in connection with the acquisition of Scientific's Interdiction Business.

         Cash used in financing activities was $1,488,000 for the period ended December 31, 1997, comprised primarily of $1,176,000 of payments on the Company's line of credit, prepayments of $313,000 on notes to shareholders and repurchase of $498,000 of the Company's common stock under the Company's stock repurchase program, offset by $303,000 in proceeds relating to the exercise of stock options.

         In October, 1997, the Company executed a new $15 million revolving line of credit with its bank, on which funds may be borrowed at the bank's overnight base rate ("OBR") plus a margin ranging from .95% to 2.45%, depending upon the calculation of certain financial covenants (7.7% at December 31, 1997). As of December 31, 1997, the Company had no balance outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. In addition, the Company has an acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. The acquisition loan commitment had been $15 million until March, 1998 when it was increased to $20 million to accommodate the acquisition of Scientific's Interdiction Business. Funds may be borrowed under the acquisition loan commitment at OBR plus a margin ranging from 1.25% to 2.75%, depending upon the calculation of certain financial covenants. At December 31, 1997, there was no balance outstanding under the acquisition loan commitment and as of March 26, 1998, there was $19 million outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1999.

         On May 24, 1996, the Company borrowed $2.8 million for a ten year term secured by a mortgage against the Old Bridge Facility. The loan bears interest at the fixed rate of 7.25% through May 1999 and may be negotiated to another fixed rate or remain variable for the remaining seven years of the loan.

         The Company currently anticipates that the cash generated from operations, existing cash balances and amounts available under its existing or a replacement line of credit, will be sufficient to satisfy its foreseeable working capital needs.

New Accounting Pronouncements

         In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. In February 1998, SFAS 132, "Employer's Disclosures About Pensions and Other Postretirement Plans" was issued. SFAS 132 standardizes pension disclosures. These statements are effective in 1998. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEMS 10. through 13. INCORPORATED BY REFERENCE

         The information called for by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held May 7, 1998, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates. Note that the sections in the definitive proxy statement entitled "Report of Compensation Committee on Executive Compensation Policies" and "Comparative Stock Performance" pursuant to Regulation S-K, Item 402 (a) (9), are not deemed "soliciting material" or "filed" as part of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements and Supplementary Data.

         Report of Independent Certified Public Accountants,
          BDO Seidman, LLP...................................................26
         Consolidated Balance Sheets as of December 31,
          1997 and 1996......................................................27
         Consolidated Statements of Earnings for the Years
          Ended December 31, 1997, 1996 and 1995.............................28
         Consolidated Statements of Stockholders' Equity for
          the Years Ended December 31, 1997, 1996 and 1995...................29
         Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1997, 1996 and 1995.............................30
         Notes to Consolidated Financial Statements..........................31

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

(b) No reports on Form 8-K were filed in the quarter ended December 31, 1997.

(c)  Exhibits:

   Exhibit #                 Description                                            Location

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

     10.1      Consulting Agreement, dated January 1, 1995,           Incorporated by reference from Exhibit
               between Blonder Tongue Laboratories, Inc. and          10.3 to Registrant's S-1 Registration
               James H. Williams.                                     Statement No. 33-98070 originally filed
                                                                      October 12, 1995, as amended.

     10.2      1994 Incentive Stock Option Plan.                      Incorporated by reference from Exhibit
                                                                      10.5 to Registrant's S-1 Registration
                                                                      Statement No. 33-98070 originally filed
                                                                      October 12, 1995, as amended.

     10.3      1995 Long Term Incentive Plan.                         Incorporated by reference from Exhibit
                                                                      10.6 to Registrant's S-1 Registration
                                                                      Statement No. 33-98070 originally filed
                                                                      October 12, 1995, as amended.

     10.4      1996 Director Option Plan.                             Incorporated by reference from Exhibit
                                                                      10.7 to Registrant's S-1 Registration
                                                                      Statement No. 33-98070 originally filed
                                                                      October 12, 1995, as amended.

     10.5      Employment Agreement, dated August 1, 1995,            Incorporated by reference from Exhibit
               between Blonder Tongue Laboratories, Inc. and          10.9 to Registrant's S-1 Registration
               Daniel J. Altiere.                                     Statement No. 33-98070 originally filed
                                                                      October 12, 1995, as amended.

     10.6      Form of Indemnification Agreement entered into         Incorporated by reference from Exhibit
               by Blonder Tongue Laboratories, Inc. in favor of       10.10 to Registrant's S-1 Registration
               each of its Directors and Officers.                    Statement No. 33-98070 originally filed
                                                                      October 12, 1995, as amended.



     10.7      VideoCipher(R)IICM Commercial Descrambler              Incorporated by reference from Exhibit
               Module Master Purchase and License Agreement,          10.11 to Registrant's S-1 Registration
               dated August 23, 1990, between Blonder Tongue          Statement No. 33-98070 originally filed
               Laboratories, Inc. and Cable/Home                      October 12, 1995, as amended.
               Communication Corp.

+    10.8      Patent License Agreement, dated August 21,             Incorporated by reference from Exhibit
               1995, between Blonder Tongue Laboratories, Inc.        10.12 to Registrant's S-1 Registration
               and Philips Electronics North America                  Statement No. 33-98070 originally filed
               Corporation.                                           October 12, 1995, as amended.

+    10.9      Interdiction Technology License Agreement, dated       Incorporated by reference from Exhibit
               August 21, 1995, between Blonder Tongue                10.13 to Registrant's S-1 Registration
               Laboratories, Inc. and Philips Broadband               Statement No. 33-98070 originally filed
               Networks, Inc.                                         October 12, 1995, as amended.

     10.10     401(k) Savings & Investment Retirement Plan.           Incorporated by reference from Exhibit
                                                                      10.21 to S-1 Registration Statement No.
                                                                      33-98070 originally filed October 12,
                                                                      1995, as amended.

     10.11     Bargaining Unit Pension Plan.                          Incorporated by reference from Exhibit
                                                                      10.22 to S-1 Registration Statement No.
                                                                      33-98070 originally filed October 12,
                                                                      1995, as amended.

     10.12     Mortgage, Assignment of Leases, and Security           Incorporated by reference from Exhibit
               Agreement dated May 23, 1996 by Blonder                10.2 to Registrant's Quarterly Report on
               Tongue Laboratories, Inc. in favor of CoreStates       Form 10-Q for the period ended June 30,
               Bank, N.A., successor to Meridian Bank.                1996, filed August 14, 1996.

     10.13     Real Estate Loan Note dated May 23, 1996 from          Incorporated by reference from Exhibit
               Blonder Tongue Laboratories, Inc. in favor of          10.3 to Registrant's Quarterly Report on
               CoreStates Bank, N.A., successor to Meridian           Form 10-Q for the period ended June 30,
               Bank.                                                  1996, filed August 14, 1996.

     10.14     Allonge to Real Estate Loan Note, dated                Incorporated by reference from Exhibit
               September 26, 1996 from Blonder Tongue                 10.3 to Registrant's Quarterly Report on
               Laboratories, Inc., in favor of CoreStates Bank,       Form 10-Q for the period ended
               N.A., successor to Meridian Bank.                      September 30, 1996, filed November 14,
                                                                      1996.

+    10.15     License Agreement dated November 12, 1996              Incorporated by reference from Exhibit
               between Blonder Tongue Laboratories, Inc. and          10.31 to Registrant's Annual Report on
               Houston Tracker Systems, Inc.                          Form 10-K for fiscal year ended
                                                                      December 31, 1996, filed March 27, 1997.

     10.16     Executive Officer Bonus Plan                           Incorporated by reference from Exhibit
                                                                      10.3 to Registrant's Quarterly Report on
                                                                      Form 10-Q for the period ended March
                                                                      31, 1997.

     10.17     First Amendment to 1995 Long Term Incentive            Incorporated by reference from Exhibit
               Plan                                                   10.5(a) to Registrant's Quarterly Report
                                                                      on Form 10-Q for the period ended
                                                                      March 31, 1997.



     10.18     Third Amended and Restated Loan Agreement              Filed herewith.
               dated October 29, 1997 between Blonder Tongue
               Laboratories, Inc. and CoreStates Bank, N.A.

     10.19     Third Amended and Restated Line of Credit Note         Filed herewith.
               dated October 29, 1997 by Blonder Tongue
               Laboratories, Inc. in favor of CoreStates Bank,
               N.A.

      21       Subsidiaries of Blonder Tongue Laboratories, Inc.      Filed herewith.

      23       Consent of BDO Seidman, LLP                            Filed herewith.

      27       Financial Data Schedule                                Electronic filing only.

      27.1     Amended and Restated Financial Data Schedule           Electronic filing only.
               relative to Form 10-K for fiscal year ended
               December 31, 1996.

------------------------------
    + Certain portions of exhibit have been afforded confidential treatment by the Securities and Exchange Commission.

(d)  Financial Statement Schedules:
     Report of BDO Seidman, LLP on financial statement schedule.

     The following financial statement schedule is included on page 48 of this Annual Report on Form 10-K: Schedule II. Valuation and Qualifying Accounts and Reserves

   All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the applicable instructions or are inapplicable and therefore have been omitted.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page


Report of Independent Certified Public Accountants, BDO Seidman, LLP.........26

Consolidated Balance Sheets as of December 31, 1997 and 1996 ................27

Consolidated Statements of Earnings for the Years Ended December 31,
 1997, 1996 and 1995.........................................................28

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1997, 1996 and 1995 ...........................................29

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997, 1996 and 1995 ........................................................30

Notes to Consolidated Financial Statements...................................31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




BDO Seidman, LLP

Woodbridge, New Jersey

February 20, 1998, except for Note 16
for which the date is March 25, 1998

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)




                                                               December 31,
                                                       -------------------------

                                                            1997          1996
                                                           ------        -----
              Assets (Note 4)
Current assets:

  Cash................................................. $    555        $ 1,340
  Accounts receivable, net of allowance for
   doubtful accounts of $607 and $280, respectively.....  13,130          8,987
  Inventories (Note 2).................................   17,875         16,028
  Other current assets ................................      318            403
  Deferred income taxes (Note 13)......................    1,054            534
                                                         -------    -----------
              Total current assets.....................   32,932         27,292
Property, plant and equipment, net of accumulated
    depreciation and amortization (Note 3).............    7,721          7,161
Other assets...........................................    1,619          1,712
                                                       ---------    -----------
                                                         $42,272        $36,165
                                                       =========    ===========


              Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt, including related
   party debt of $1,278 in
   1997 (Note 4)..........................................   $  1,866   $   445
  Accounts payable........................................      2,305     1,627
  Accrued compensation....................................      1,606       993
  Other accrued expenses..................................        929       589
  Income taxes (Note 13)..................................        171       623
                                                           ----------  --------
              Total current liabilities...................      6,877     4,277
                                                           ----------  --------
Deferred income taxes (Note 13)...........................        412       410
Revolving line of credit (Note 4).........................          -     1,176
Long-term debt, including related party debt of $1,591
in 1996 (Note 4)..........................................      3,188     4,726
Commitments and contingencies (Notes 5 and 6).............          -         -
Stockholders' equity (Notes 9, 10, 11 and 12):
 Preferred stock, $.001 par value; authorized
   5,000,000 shares; no shares outstanding................          -         -
 Common stock, $.001 par value; authorized 25,000,000
   shares, 8,272,758 shares issued at December 31,
   1997 and 8,193,509 shares issued and
   outstanding at December 31, 1996.......................         8          8
 Paid-in capital..........................................    21,802     21,499
 Retained earnings........................................    10,483      4,069
 Treasury stock at cost, 40,200 shares at December 31,
  1997 and no shares at December 31, 1996 (Note 9)........     (498)          -
                                                           ----------  --------
              Total stockholders' equity..................     31,795    25,576
                                                           ----------  --------
                                                              $42,272   $36,165
                                                           ==========  ========


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)


                                                   Year Ended December 31
                                     ------------------------------------------
                                             1997           1996           1995
                                     -------------  ------------   ------------

Net sales...........................     $62,057        $48,862         $51,982
Cost of goods sold..................      39,656         30,613          32,528
                                    ------------   ------------   -------------
    Gross profit....................      22,401         18,249          19,454
                                    ------------   ------------   -------------
Operating expenses:
    Selling expenses................       4,964          4,780           4,824
    General and administrative......       4,974          4,355           4,967
    Research and development........       1,954          1,972           2,011
                                    ------------   ------------   -------------
                                          11,892         11,107          11,802
                                    ------------   ------------   -------------
Earnings from operations............      10,509          7,142           7,652
                                    ------------   ------------   -------------

Other income (expense):
    Interest expense................       (414)          (658)         (1,296)
    Other income....................         595             --              60
                                    ------------   ------------   -------------
                                             181          (658)         (1,236)
                                    ------------   ------------   -------------
Earnings before income taxes........      10,690          6,484           6,416
Provision for income taxes
 (Note 13)..........................       4,276          2,601             884
                                    ------------   ------------   -------------
    Net earnings....................     $ 6,414       $  3,883        $  5,532
                                    ============   ============   =============
Basic earnings per share (Note 10)..     $  0.78       $   0.48
                                    ============   ============
Basic weighted average shares
 outstanding  (Note 10).............       8,227          8,144
                                    ============   ============
Diluted earnings per share
(Note 10)...........................     $  0.77       $   0.47
                                    ============   ============
Diluted weighted average shares
 outstanding (Note 10)..............       8,375          8,300
                                    ============   ============
Pro forma data (Note 1):
    Historical earnings before
     income taxes...................                                   $  6,416
    Pro forma provision for income
     taxes (Note 13)................                                      2,566
                                                                  -------------
        Net earnings ...............                                   $  3,850
                                                                  =============
Pro forma basic net earnings
 per share (Note 10)................                                   $   0.66
                                                                  =============
Basic weighted average shares
 outstanding (Note 10)..............                                      5,823
                                                                  =============
Pro forma diluted earnings per
 share (Note 10)....................                                   $   0.64
                                                                  =============
Diluted weighted average shares
 outstanding (Note 10)..............                                      6,054
                                                                  =============


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)


                                                                                              Note
                                                                                            Receivable
                                                                                            From Sale
                                                      Common Stock                          of Common
                                                -----------------   Paid-in     Retained     Stock      Treasury
                                                Shares   Amount     Capital     Earnings                 Stock       Total
                                                ------   --------   --------    --------    ---------   --------    --------
Balance at January 1, 1995                       5,653   $  6       $  1,449    $  2,662    $  (608)    $   --      $  3,509
  Collection of note receivable                     --     --             --          --        608         --           608
  S Corporation net earnings                        --     --             --       5,346        --          --         5,346
  Distributions to stockholders                     --     --             --      (7,896)       --          --        (7,896)
  Issuance and simultaneous
  purchase and retirement of treasury
    stock pursuant to acquisition (Note 11)         66     --           (347)         --        --          --          (347)
  Reclassification of S Corporation
    retained earnings                               --     --            112        (112)       --          --            --
  Proceeds from sale of stock                    2,200      2         19,285          --        --          --        19,287
  Costs of initial public offering                  --     --           (953)         --        --          --          (953)
  C Corporation net earnings                        --     --             --         186        --          --           186
                                                ------   --------   --------    --------    ---------   --------    --------
Balance at December 31, 1995                     7,919      8         19,546         186        --          --        19,740
  Proceeds from sale of stock                      182     --          1,606          --        --                     1,606
  Proceeds from exercise of stock options           84     --            261          --        --          --           261
  Issuance of common stock in
    exchange for investment                          8     --             86          --        --          --            86
  Net earnings                                      --     --             --       3,883        --          --         3,883
                                                ------   --------   --------    --------    ---------   --------    --------
Balance at December 31, 1996                     8,193      8         21,499       4,069        --          --        25,576
  Proceeds from exercise of stock options           80     --            303          --        --          --           303
  Acquisition of treasury stock                     --     --             --          --        --          (498)       (498)
  Net earnings                                      -      --             --       6,414        --          --         6,414
                                                ------   --------   --------    --------    ---------   --------    --------
Balance at December 31, 1997                     8,273   $  8       $ 21,802    $ 10,483    $   --      $   (498)   $ 31,795
                                                 =====   ========   ========    ========    =========   ========    ========


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                              Year Ended December 31,
                                                                       -------------------------------------
                                                                          1997           1996          1995
                                                                       ----------    ---------    ----------

Cash Flows From Operating Activities:
  Net earnings....................................................       $ 6,414       $ 3,883       $ 5,532
  Adjustments to reconcile net earnings to cash
    provided by (used in) operating activities:
      Depreciation and amortization...............................         1,130         1,099           431
      Provision for doubtful accounts.............................           327           135            58
      Deferred income taxes.......................................          (518)         (469)          345
      Non cash compensation expense...............................             -             -           304
      Changes in operating assets and liabilities:
        Accounts receivable.......................................        (4,470)           33        (4,727)
        Inventories...............................................        (1,847)       (2,638)       (5,129)
        Other current assets......................................            85           503          (384)
        Other assets..............................................           (10)         (184)           (7)
        Income taxes..............................................          (452)           97           526
        Accounts payable and accrued expenses.....................         1,631        (2,993)        3,546
                                                                       ---------    ----------    ----------
         Net cash provided by (used in) operating activities......         2,290          (534)          495
Cash Flows From Investing Activities:                                  ---------    ----------    ----------
  Capital expenditures............................................        (1,424)       (1,471)       (5,502)
  Acquisitions of licenses........................................          (163)         (492)         (600)
                                                                       ---------    ----------    ----------
         Net cash used in investing activities....................        (1,587)       (1,963)       (6,102)
                                                                       ---------    ----------    ----------
Cash Flows From Financing Activities:
  Net borrowings (repayments) under revolving line of credit......        (1,176)       (1,533)         (532)
  Borrowings from stockholders....................................             -             -         1,591
  Repayments of borrowings from stockholders......................          (313)            -             -
  Proceeds from long-term debt....................................           683         3,422         5,000
  Repayments of long-term debt....................................          (487)         (396)       (9,642)
  Proceeds from sale of common stock..............................             -         1,606        18,334
  Proceeds from exercise of stock options.........................           303           261             -
  Purchase and retirement of treasury stock.......................             -             -          (347)
  Acquisition of treasury stock...................................         (498)             -             -
  Collection of note receivable from sale of common stock.........             -             -           304
  Distributions paid to stockholders..............................             -             -        (9,126)
                                                                       ---------    ----------    ----------
         Net cash (used in) provided by financing activities......        (1,488)        3,360         5,582
                                                                       ---------    ----------    ----------
Net (Decrease) Increase In Cash...................................          (785)          863           (25)
Cash, beginning of period.........................................         1,340           477           502
                                                                       ---------    ----------    ----------
Cash, end of period...............................................       $   555       $ 1,340      $    477
                                                                       =========    ==========    ==========
Supplemental Cash Flow Information:
  Cash paid for interest..........................................       $   397       $   650      $  1,329
  Cash paid for income taxes......................................         5,251         2,681            29
                                                                       =========    ==========    ==========
Non-cash transactions:
  Issuance of common stock in exchange for investment.............      $      -       $    86      $      -
                                                                       =========      ========    ==========


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

         On December 11, 1995, the Company acquired Blonder Tongue International, Inc. ("BTI"). BTI was an S Corporation formed in 1994 by the stockholders of the Company. The acquisition was consummated by contribution of BTI's shares to the Company. The acquisition was accounted for at historical cost similar to a pooling of interests, due to the common control exercised over the entities by related parties. As a result of the acquisition of BTI, the S Corporation elections for both BTI and the Company automatically terminated on December 11, 1995. See Note 13.

         In September 1996, BTI closed its sales office located in Barcelona, Spain. The closure did not have a material impact on the Company's operating results.

(c) Inventories

         Inventories are stated at the lower of cost, determined by the first-in, first-out ("FIFO") method, or market.

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

(e) Income Taxes

         Prior to December 11, 1995, the Company was treated as an S Corporation under provisions of the Internal Revenue Code. Under these provisions, all earnings and losses of the Company were reported on the federal income tax returns of the stockholders. Accordingly, no provisions had been made for federal income taxes. In January, 1994, the Company elected to be taxed as a small business corporation in the state of New Jersey. The 1995 consolidated financial statements reflect a state income tax provision only.

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

(f) Intangible Assets

         Intangible assets totaling $1,617 and $1,706 as of December 31, 1997 and 1996, respectively, consist of goodwill, prepaid licensing fees, and acquired patent rights, and are carried at cost less accumulated amortization. Amortization is computed utilizing the straight-line method over the estimated useful life of the respective asset, 3 to 15 years. Amortization expense was $206, $303 and $52 for 1997, 1996 and 1995, respectively.

(g) Long-Lived Assets

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), was adopted as of January 1, 1996. SFAS 121 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets based on non-discounted cash flows. The adoption of SFAS 121 was not material to the results of operations or financial position.

(h) Statements of Cash Flows

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 1997, 1996 and 1995.

(i) Research and Development

         Research and development expenditures for the Company's projects are expensed as incurred.

(j) Revenue Recognition

         The Company records revenues when products are shipped. Customers do not have a right to return products shipped.

(k) Earnings Per Share

         During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which provides for the calculation of "basic" and "diluted" earnings per share. This Statement, effective for financial statements issued for periods ending after December 15, 1997, requires restatement of all prior-period earnings per share data presented. Basic earnings per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. All periods presented have been restated to comply with the provisions of SFAS 128.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

(l) Treasury Stock

         Treasury Stock is recorded at cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

(m) Pro Forma Presentations

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

         Approximately 68% of the Company's employees are covered by a three year collective bargaining agreement, which expires in February, 1999.

         The Company estimates that Headend products accounted for approximately 80% of the Company's revenues in 1997, 84% in 1996 and 90% in 1995. Any substantial decrease in sales of Headend products could have a material adverse effect on the Company's results of operations and financial condition.

         The Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher(R) and DigiCipher(R) encryption systems manufactured by General Instrument Corporation, which are standard encryption methodology employed on U.S. C-Band and Ku-Band transponders and EchoStar digital satellite receiver decoders, which are specifically designed to work with the DISH Network(TM). An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company's operating results. The Company does not have a supply agreement with General Instrument Corporation or any other supplier. The Company submits purchase orders to its suppliers on an as- needed basis.

(o) New Accounting Pronouncements

         In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. In February 1998, SFAS 132, "Employer's Disclosures About Pensions and Other Postretirement Plans" was issued. SFAS 132 standardizes pension disclosures. These statements are effective in 1998. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 2 - Inventories

Inventories are summarized as follows:
                                                    December 31,
                                          ---------------------------------
                                              1997                 1996
                                          ------------          -----------

Raw materials.......................        $ 8,740              $ 7,746
Work in process.....................          2,907                2,451
Finished goods......................          6,228                5,831
                                          ------------          -----------
                                            $17,875              $16,028
                                          ============          ===========

Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:
                                                            December 31,
                                                    ----------------------------
                                                       1997              1996
                                                    -----------       ----------
Land...............................................   $  1,000          $ 1,000
Building...........................................      3,361            3,361
Machinery and equipment............................      4,623            3,457
Furniture and fixtures.............................        391              292
Office equipment...................................        729              596
Building improvements..............................        415              389
                                                    -----------       ----------
                                                        10,519            9,095
Less:  Accumulated depreciation and amortization...     (2,798)          (1,934)
                                                    -----------       ----------
                                                      $  7,721          $ 7,161
                                                    ===========       ==========

Note 4 - Debt


In October, 1997, the Company executed a new $15 million revolving line of credit with its bank, on which funds may be borrowed at the bank's overnight base rate ("OBR") plus a margin ranging from .95% to 2.45%, depending upon the calculation of certain financial covenants (7.7% at December 31, 1998). As of December 31, 1997, the Company had no balance outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. In addition, the Company has an acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. The acquisition loan commitment had been $15 million until March, 1998 when it was increased to $20 million to accommodate the acquisition of Scientific's Interdiction Business (See Note 16). Funds may be borrowed under the acquisition loan commitment at OBR plus a margin ranging from 1.25% to 2.75%, depending upon the calculation of certain financial covenants. At December 31, 1997, there was no balance outstanding under the acquisition loan commitment and as of March 26, 1998, there was $19 million outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1999.

         The average amount outstanding on the line of credit during 1997 was $859 at a weighted average interest rate of 8.20%. The maximum outstanding under this facility was $1,255 in 1997.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

         On May 24, 1996, the Company borrowed $2.8 million for a ten year term secured by a mortgage against the Company's Old Bridge Facility. The loan bears interest at the fixed rate of 7.25% through May 1999 and may be negotiated to another fixed rate or remain variable for the remaining seven years of the loan.

Long-term debt consists of the following:
                                                                December 31,
                                                            -------------------
                                                             1997          1996
                                                           ---------   --------

Term loan with a bank bearing interest at prime
rate less 2%, payable in quarterly installments
through June, 1998...................................... $    143      $   285

Term loan with a bank bearing interest at 7.25%,
payable in monthly installments.........................    2,505        2,691

Term loans with stockholders bearing interest
at prime, due December 19, 1998(a)......................    1,278        1,591

Capital leases (Note 5).................................    1,128          604
                                                         -----------    --------
                                                            5,054        5,171
Less:  Current portion..................................   (1,866)        (445)
                                                         ----------     --------
                                                          $ 3,188      $ 4,726
                                                         ==========     ========

(a) $1,591 of the S Corporation distributions made after September 30, 1995 was lent back to the Company by the principal stockholders on an unsecured basis for a term of three years at an interest rate equal to the rate on the Company's line of credit. These loan agreements with the stockholders provide for payments of accrued interest on a monthly basis with the principal balance due in December, 1998. In 1997, the Company made prepayments of $313 on these notes. In January, 1998, the Company prepaid the balance due plus accrued interest in full satisfaction of these notes.

         The fair value of the debt approximates the recorded value based on the borrowing rates currently available for loans with similar terms and maturities.

         Annual maturities of long-term debt at December 31, 1997 are:
                         1998............$ 1,866
                         1999................443
                         2000................463
                         2001................435
                         2002................289
                         Thereafter....... 1,558
                                           -----
                                         $ 5,054
                                           =====
Note 5 - Commitments and Contingencies

Leases

         The Company leases certain factory and automotive equipment under noncancellable operating leases expiring at various dates through October 2001. The Company also leased its facility and was generally obligated under the facility leases to pay additional amounts based on real estate taxes, utilities, insurance and common area maintenance charges. The Company leased its primary manufacturing and administrative office facility from a partnership whose only operations consisted of leasing this facility to the Company. The Company had a 49%

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

interest in the partnership and the remaining 51% interest in the partnership was held by an unrelated third party. The Company accounted for its interest in the partnership using the equity method. Lease payments to this partnership were approximately $605 in 1995.

   In 1995, the Company entered into an agreement to purchase the remaining 51% interest of the partnership and thereby acquired the manufacturing and administrative office facility for $633 in cash plus the payment of two mortgages in the amount of $3,728. The Company made these payments from the proceeds of its initial public offering and accounted for the purchase of the partnership interest as an acquisition of the building since it owns the building outright upon purchase of the remaining partnership interest.

         Future minimum rental payments, required for all noncancellable leases are as follows:

                                                      Capital     Operating
1998.............................................      $  327       $  177
1999.............................................         319          118
2000.............................................         318           39
2001.............................................         267           13
2002.............................................         106           --
                                                      -------     --------
Total future minimum lease payments..............       1,337       $  347
                                                                    ======
Less:  amounts representing interest.............        (209)
                                                     --------
Present value of minimum lease payments..........     $ 1,128
                                                      =======


         Property, plant and equipment included capitalized leases of $1,331, less accumulated amortization of $183, at December 31, 1997, and $648, less accumulated amortization of $32, at December 31, 1996.

         Rent expense, net of sublease income was $31, $77 and $709 for the years ended December 31, 1997, 1996 and 1995 respectively. Rent expense was $43, $79 and $725 for the years ended December 31, 1997, 1996 and 1995, respectively.

Litigation

         On October 18, 1996, the Company was served with a complaint in a lawsuit filed by Scientific-Atlanta, Inc. ("Scientific") in the United States District Court for the Northern District of Georgia alleging patent infringement by the Company's VideoMask(TM) interdiction product. The complaint requested an unspecified amount of damages and injunctive relief.

         Following the Company's acquisition of the assets and technology rights of Scientific's interdiction business, Scientific's lawsuit against the Company was dismissed with prejudice (See Note 16).

Note 6 - Benefit Plans

Defined Contribution Plan

         The Company has a defined contribution plan covering all full time non-union employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee's salary deferral. The Company's contributions to this plan were $59, $54 and $46 for the years ended December 31, 1997, 1996 and 1995, respectively.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Defined Benefit Pension Plan

         Substantially all union employees who meet certain requirements of age, length of service and hours worked per year are covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service. Net pension expense for this plan includes the following components:

                                                  December 31,
                                    ----------------------------------------
                                      1997            1996            1995
                                    ---------      ----------       --------
Service cost.....................       $ 81             $78            $54
Interest cost....................         56              49             42
Actual return on plan assets.....        (90)            (63)           (78)
Net amortization and deferral....         42              29             51
                                    ---------      ----------       --------
Net pension expense..............       $ 89             $93            $69
                                    =========      ==========       ========

         The funded status of the plan and the amounts recorded in the Company's consolidated balance sheets are as follows:

                                                              December 31,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------
Actuarial present value of benefit obligations:
   Vested benefit obligation..........................    $ 543           $553
                                                        ========       ========
   Accumulated benefit obligation.....................    $ 679           $644
                                                        ========       ========
Projected benefit obligation..........................      757            716
Plan assets at fair value.............................      762            681
                                                        --------       --------
Projected benefit obligation in excess of plan assets.       (5)           (35)
Unrecognized net gain.................................      195            201
Unrecognized net transition liability.................      (89)           (99)
                                                        --------       --------
Prepaid pension costs.................................    $ 101            $67
                                                       ========       ========
Key economic assumptions used in these determinations
were:
                                                              December 31,
                                                         ---------------------
                                                          1997           1996
                                                         --------       ------
Discount rate.........................................     7.5%           7.5%
Expected long-term rate of return.....................     7.0%           7.0%


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

         On January 1, 1995, the Company entered into a consulting and non-competition agreement for a period of five years with a director, who is also the largest stockholder. During this period, the director will provide consulting services on various operational and financial issues and is currently paid at an annual rate of $130 but in no event is such amount permitted to exceed $150. The director also agreed to keep all Company

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

information confidential and will not compete directly or indirectly with the Company for the term of the agreement and for a period of two years thereafter.

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

         Credit risk with respect to trade accounts receivable is concentrated with ten of the Company's customers. These customers accounted for approximately 64% and 61% of the Company's outstanding trade accounts receivable at December 31, 1997 and 1996, respectively. These customers are distributors of telecommunications and private cable television components, and providers of private cable television service. The Company performs ongoing credit evaluations of its customers' financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company's operations.

         For the year ended December 31, 1997, the Company's largest customer accounted for approximately 16% of the Company's sales. At December 31, 1997, this customer accounted for approximately 16% of the Company's outstanding trade accounts receivable. Management believes these amounts to be collectible. A different customer accounted for approximately 17% of the Company's sales in 1996 while a third customer accounted for approximately 18% of the Company's sales in 1995.

Note 9 - Stockholders' Equity

         In December, 1995, the Company sold 2,200 shares of Common Stock at a price of $9.50 per share in a public offering which generated net proceeds of approximately $18,334. The proceeds were used to repay outstanding bank debt, purchase the Company's manufacturing facility, make certain S Corporation distributions and for working capital.

         In January, 1996, an additional 182 shares of Common Stock were sold at a price of $9.50 per share pursuant to the exercise of the underwriters' over-allotment option which generated net proceeds of approximately $1,606.

Stock Repurchase Program

         On April 1, 1997, the Company announced that its Board of Directors authorized management to purchase up to 100 shares of its common stock. Purchases will be made from time to time in the open market, and it is expected that the funding of this program will come from operating cash flow and existing bank facilities. As of December 31, 1997, the Company had repurchased 40 shares under this new program.

Note 10 - Earnings Per Share

         Basic and diluted earnings per share for each of the three years ended December 31, 1997, 1996 and 1995 are calculated as follows:

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                                       Net Income        Shares        Per Share
                                       (Numerator)    (Denominator)     Amount
                                       -----------------------------------------
For the year ended December 31, 1997:

   Basic earnings per share              $ 6,414         8,227         $ 0.78

   Effect of assumed conversion of
   employee stock options                      -           148
                                         ---------------------

   Diluted earnings per share            $ 6,414         8,375         $ 0.77
                                         ======================================

For the year ended December 31, 1996:

   Basic earnings per share              $ 3,883         8,144         $ 0.48

   Effect of assumed conversion of
   employee stock options                      -           156
                                         ---------------------

   Diluted earnings per share            $ 3,883         8,300         $ 0.47
                                         =======================================

For the year ended December 31, 1995
(pro forma):

   Basic earnings per share              $ 3,850         5,823        $ 0.66

   Effect of assumed conversion of
   employee stock options                       -          231
                                         ---------------------

   Diluted earnings per share            $ 3,850         6,054        $ 0.64
                                         =======================================

Note 11 - Acquisition

         In 1993, the Company acquired the assets of MAR Associates, a company engaged in research, development, manufacturing, and sales of electronic components used in low power television transmission and microwave- link signal transmission. The purchase price of $360 was paid in cash and the assumption of certain liabilities. Additionally, the Company agreed to grant the former owners options to purchase 132 shares of the Company's stock, for a nominal amount, contingent upon the acquired company's meeting certain performance targets. In October, 1994, the acquired company met the performance requirements, and the Company granted the stock options and recorded goodwill of $342 as additional consideration. The options were valued at the estimated fair market value at date of grant. In March 1995, the former owners notified the Company of their intention to exercise the options by tendering the cash required under the purchase agreement. However, the former stockholders did not execute the stockholders agreement required by the purchase agreement until October 10, 1995. Upon execution of the agreement, the Company issued 132 shares of common stock and simultaneously therewith repurchased and retired 66 shares of the common stock for an aggregate purchase price of $347 ($5.31 per share).

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 12 - Stock Option Plans

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

         Also, in 1994, the Company granted non-qualified options for 6 shares to an employee of BTI. These options expired during 1996 as a result of the termination of the employee.

         In October, 1995, the Company's Board of Directors and stockholders approved the 1995 Long Term Incentive Plan (the "1995 Plan"). The 1995 Plan provides for grants of "incentive stock options" or nonqualified stock options, and awards of restricted stock, to executives and key employees, including officers and employee Directors. The 1995 Plan is administered by the Compensation Committee of the Board of Directors, which determines the optionees and the terms of the options granted under the 1995 Plan, including the exercise price, number of shares subject to the option and the exercisability thereof, as well as the recipients and number of shares awarded for restricted stock awards; provided, however, that no employee may receive stock options or restricted stock awards which would result, separately or in combination, in the acquisition of more than 100 shares of Common Stock of the Company under the 1995 Plan. The exercise price of incentive stock options granted under the 1995 Plan must be equal to at least the fair market value of the Common Stock on the date of grant. With respect to any optionee who owns stock representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive stock option must be equal to at least 110% of the fair market value of the Common Stock on the date of grant, and the term of the option may not exceed five years. The term of all other incentive stock options granted under the 1995 Plan may not exceed ten years. The aggregate fair market value of Common Stock (determined as of the date of the option grant) for which an incentive stock option may for the first time become exercisable in any calendar year may not exceed $100. The exercise price for nonqualified stock options is established by the Compensation Committee, and may be more or less than the fair market value of the Common Stock on the date of grant.

         Generally, options granted under the 1995 Plan are exercisable over the term of the option, as provided by the Compensation Committee. Upon any merger or consolidation, if the Company is not the surviving corporation, all outstanding options granted shall terminate unless such options are assumed or other options are substituted therefor by the successor corporation, or the vesting of such shares is accelerated by the Compensation Committee.

         Under the 1995 Plan awards may be made to key executive employees of restricted stock which is forfeitable unless the employee remains in the employ of the Company for five years and does not violate other terms of the award, such as non-transferability. Exceptions to forfeiture are provided for the cases of retirement at age 65 or death while in employment. No restricted shares have been awarded under the 1995 Plan.

         Stockholders have previously approved a total of 500 shares of common stock for issuance under the 1995 Plan, as amended to date. In September, 1997, the Board of Directors approved an increase in the number of shares available for issuance under the 1995 Plan from 500 to 750, subject to stockholder approval at the 1998 Annual Meeting of Stockholders.

         In December, 1995, the stockholders of the Company approved the adoption of the Company's 1996 Director Option Plan (the "1996 Plan"). Under the 1996 Plan, Directors who within the preceding 12 months have not been employed by the Company and have not served as a consultant to the Company where annual

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

compensation exceeds $100, are eligible to receive options to purchase 0.5 shares of the Company's Common Stock for each year of service on the Board. The exercise price for such shares is the fair market value thereof on the date of grant (which is December 31 of each year) and the options are subject to a one-year vesting requirement. The options become exercisable, in whole or in part, during the second through sixth years from the date of grant. Under the 1996 Plan the grant of options is automatic to each eligible Director serving on December 31 of any year provided the Director had served in such capacity since June 30 of such year. A maximum of 25 shares may be awarded under the 1996 Plan which expires January 2, 2006. The plan is administered by a committee presently comprised of James A. Luksch and Robert J. Palle, Jr.

         During October, 1997, subject to stockholder approval, the Board of Directors amended the 1996 Plan to provide that it would be administered by the Board of Directors rather than the 1996 Plan Committee, and that rather than providing for annual automatic grants of options for a specified number of shares to all non-employee Directors, the Board would have the power to grant options to non-employee Directors at its discretion from time to time to purchase the number of shares of Common Stock determined by the Board; provided, however, that no Director would be permitted to receive options to purchase more than 2 shares of Common Stock in any one calendar year.

         During December, 1997, the Board of Directors adopted the Amended and Restated 1996 Director Option Plan (the "Amended 1996 Plan") subject to stockholder approval. The Amended 1996 Plan incorporates the amendments to the 1996 Plan the Board had approved in October, 1997, as well as certain additional amendments, and restates the 1996 Plan as amended. Under the Amended 1996 Plan, Directors who are not currently employed by the Company or any subsidiary of the Company and have not been so employed within the preceding six months are eligible to receive options from time to time to purchase the number of shares of Common Stock determined by the Board; provided, however, that no Director is permitted to receive options to purchase more than 5 shares of Common Stock in any one calendar year. The exercise price for such shares is the fair market value thereof on the date of grant, and the options vest as determined in each case by the Board of Directors. Options granted under the Amended 1996 Plan must be exercised within 10 years from the date of grant. A maximum of 100 shares of Common Stock are subject to issuance under the Amended 1996 Plan. The plan will be administered by the Board of Directors. Also subject to stockholder approval and in keeping with the terms of the Amended 1996 Plan, in 1997 no Director received the grant of an option to purchase 0.5 shares of Common Stock at year end provided for in the original 1996 Plan.

         In 1996, the Board of Directors granted a non-plan, non-qualified option for 10 shares to an individual, who was not an employee or director of the Company at the time of the grant. The option is exercisable at $10.25 and expires in 2006.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                                             Weighted-                  Weighted-             Weighted-
                                              Average                    Average               Average
                                1994         Exercise        1995       Exercise     1996     Exercise
                              Plan (#)       Price ($)     Plan (#)     Price ($)   Plan (#)  Price ($)
                           ----------------------------------------------------------------------------
Shares under option:
   Outstanding at
      January 1, 1995        170,607         2.57              --           --       --         --
      Granted                 98,169         4.33              --           --       --         --
      Exercised                   --           --              --           --       --         --
      Canceled                    --           --              --           --       --         --
   Outstanding at
      December 31, 1995      268,776         3.21              --           --       --         --
      Granted                 34,000        10.38          226,500        9.72    1,500       8.50
      Exercised              (84,156)        3.10              --           --       --         --
      Canceled                (6,033)        4.33          (1,500)        9.63       --         --
   Outstanding at
      December 31, 1996      212,587         4.36         225,000         9.72    1,500       8.50
      Granted                   --            --          253,500(a)      9.27      -(b)        --
      Exercised              (66,915)        2.77         (12,334)        9.63       --         --
      Canceled                (5,228)        4.33         (28,000)        9.31       --         --
   Outstanding at
      December 31, 1997      140,444         5.13         438,166         9.49    1,500       8.50
   Options exercisable at
      December 31, 1997       86,810         4.04          67,520        10.08    1,500       8.50

Weighted-average fair
value of options granted
during 1995                $    1.37                           --                    --

Weighted-average fair
value of options granted
during 1996                $    6.36                    $    6.27              $   5.53


Weighted-average fair
value of options granted        --                      $    5.81                    --
during 1997

------------
(a) Does not include options to purchase an aggregate of 30,000 shares of common stock which were conditionally granted by the Compensation Committee of the Board of Directors, subject to stockholder approval of an increase in the number of shares of common stock subject to issuance under the 1995 Plan.
(b) Does not include options to purchase an aggregate of 4,000 shares of common stock which were conditionally granted by the Board of Directors, subject to stockholder approval of the Amended 1996 Plan.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

         The following table summarizes information about stock options (excluding conditionally granted stock options subject to stockholder approval) outstanding at December 31, 1997:

                              Options Outstanding                                        Options Exercisable
----------------------------------------------------------------------------------------------------------------------
                         Number of           Weighted-
                          Options             Average           Weighted-            Number
 Range of Exercise     Outstanding at        Remaining       Average Exercise    Exercisable at    Weighted-Average
     Prices ($)           12/31/97       Contractual Life       Price ($)           12/31/97      Exercise Price ($)
----------------------------------------------------------------------------------------------------------------------
1994 Plan:
              2.57         52,808          6.6 years                2.57            52,808                 2.57
              4.33         53,636            7.3                    4.33            22,668                 4.33
     9.38 to 10.59         34,000            4.5                   10.38            11,334                10.38
                           ------                                                   ------
     2.57 to 10.59        140,444            6.3                    5.13            86,810                 4.04
                          =======                                                   ======

1995 Plan:
      8.63 to 9.63        377,666            9.1                    9.09            52,836                 9.63
             10.59         20,500            3.6                   10.59             6,834                10.59
             12.69         40,000            9.7                   12.69             7,850                12.69
                           ------                                                    -----
     8.63 to 12.69        438,166            8.9                    9.49            67,520                10.08
                          =======                                                   ======

1996 Plan:
              8.50          1,500            5.0                    8.50             1,500                 8.50
                            =====                                                    =====

         The Corporation has adopted the disclosures only provisions of SFAS
123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been recognized for the stock option plans been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Corporation's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        December 31,
                                                        ------------
                                              1997           1996       1995(a)
                                            ------         ------       -------
Net earnings - as reported                  $6,414         $3,883        $3,850
Net earnings - pro forma                     5,957          3,686         3,827
Basic earnings per share - as reported        0.78           0.48          0.66
Basic earnings per share - pro forma          0.72           0.45          0.66
Diluted earnings per share - as reported      0.77           0.47          0.64
Diluted earnings per share - pro forma        0.71           0.44          0.63

(a) 1995 net earnings are presented on a pro forma basis (See Note 1).

         The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions used for grants:

                            1997        1996        1995
                            ----        ----        ----
Expected volatility         60%         65%         65%
Risk-free interest rate     6.0%       6.45%       6.45%
Expected lives               6           6           6
Dividend yield              none        none        none

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 13 - Income Taxes

         Prior to December 11, 1995, with the consent of its stockholders, the Company elected to be treated as an S Corporation under the provisions of the Internal Revenue Code. Under these provisions, all earnings and losses of the Company were reported on the federal income tax returns of the stockholders. Accordingly, no provision for federal income taxes had been made. In January 1994, the Company elected to be taxed as a small business corporation in the State of New Jersey. The consolidated financial statements for the fiscal year ended December 31, 1995 reflect state income tax provisions only.

         The provision for income taxes for the period January 1 through December 10, 1995 was $177 as the Company was still treated as an S Corporation. On December 11, 1995, the Company's S election was terminated and, accordingly, the Company was subject to federal income taxes. Upon termination of the S election, the Company recorded a $587 charge related to net deferred tax liabilities. The pro forma income taxes represent the taxes that would have been reported as Federal, State and local income taxes had the Company accounted for its income taxes under Statement of Financial Accounting Standards No. 109 as a C Corporation. The effective rate utilized for all periods presented was 40%.

   The following summarizes the provision for income taxes:

                                           Year Ended December 31,
                               ------------------------------------------------
                                                                   (pro forma)
                                  1997         1996       1995        1995
                               ----------   ----------   -------  -------------
Current:
   Federal...................    $3,707       $2,372        $279       $2,082
   State and local...........     1,087          698         260          613
                               ----------   ----------   -------  -------------
                                  4,794        3,070         539        2,695
Deferred:
   Federal...................      (399)        (361)        179          (99)
   State and local...........      (119)        (108)        166          (30)
                               ----------   ----------   -------  -------------
                                   (518)        (469)        345         (129)
                               ----------   ----------   -------  -------------
Provision for income taxes...    $4,276       $2,601        $884       $2,566
                                ==========   ==========   =======  =============


         The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                                                       (pro forma)
                                                                     1997         1996       1995         1995
                                                                 ----------   ----------   -------   -------------
Provision for Federal income taxes at the statutory rate.......      $3,630       $2,205    $2,181          $2,181
State and local income taxes, net of Federal benefit...........         641          391       191             385
S Corporation earnings not subject to Federal income taxes.....           -            -    (2,075)              -
Recording of net deferred taxes for conversion to C                                                              -
Corporation....................................................           -            -       587               -
Research and development credits...............................         (28)         (28)       (2)            (26)
Other, net.....................................................          33           33         2              26
                                                                  ----------   ----------  -------   --------------
Provision for income taxes.....................................      $4,276       $2,601   $   884          $2,566
                                                                  ==========   ==========   =======   =============

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

          Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       December 31,
                                                --------------------------
                                                  1997              1996
                                                --------          --------
Deferred tax assets:
   Allowance for doubtful accounts              $  243             $ 112
   Inventory                                       658               384
   Accrued Vacation                                179                99
   Other                                           123               125
                                                --------          --------
     Total deferred tax assets                   1,203               720
                                                --------          --------
Deferred tax liabilities:
   Tax accounting method                          (165)             (247)
   Depreciation                                   (396)             (349)
                                                --------          --------
     Total deferred tax liabilities               (561)             (596)
                                                --------          --------
                                                $  642             $ 124
                                                ========          ========

Note 14 - Export Sales

         The Company exports its products to countries in North and South America, Europe, and Asia. The Company's export sales were approximately 3% in 1997, 5% in 1996, and 9% in 1995. The Company's export sales were concentrated to customers in North and South America for all periods presented.

Note 15 - Quarterly Financial Information - Unaudited

                                                1997 Quarters                           1996 Quarters
                                             -------------------                     ----------------
                                      First    Second    Third     Fourth     First     Second    Third    Fourth
                                   -------------------------------------------------------------------------------
Net sales                             $14,041  $15,575   $16,965   $15,476    $11,572   $11,693   $13,154  $12,443
Gross profit                            4,745    5,284     6,181     6,191      3,957     4,540     5,020    4,732
Net earnings                            1,130    1,510     2,098     1,676        590       807     1,253    1,233
Basic earnings per share                 0.14     0.18      0.26      0.20       0.07      0.10      0.16     0.15
Diluted earnings per share               0.14     0.18      0.25      0.20       0.07      0.10      0.15     0.15

Note 16 - Subsequent Event

         On March 26, 1998, the Company acquired all of the assets and technology rights of the interdiction business (the "Interdiction Business") of Scientific-Atlanta, Inc. ("Scientific") for a purchase price consisting of (i) $19 million in cash, (ii) 67,889 shares of the Company's common stock, (iii) a warrant to purchase 150,000 additional shares of the Company's common stock at an exercise price of $14.25 per share and (iv) assumption by the Company of certain obligations under executory contracts with vendors and customers and certain warranty obligations and current liabilities of the Interdiction Business. The Interdiction Business generated approximately $16 million in revenues for the prior twelve month period. The Company believes that Scientific's interdiction products, which have been engineered primarily to serve the franchised cable market,

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

will supplement the Company's VideoMask(TM) products, which are primarily focused on the Private Cable market. In addition, the Company expects that the technology acquired as part of the Interdiction Business will enhance its ability to design products that meet the specific needs of all cable providers, while improving its position in the franchised cable market. Scientific will provide certain manufacturing, consulting and other transition services to the Company pursuant to agreements executed by the parties during a limited period following the acquisition in order to permit the Company to fulfill sales orders of the Interdiction Business for the transition period following the closing.

         In addition, under the terms of the purchase agreement with Scientific, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the shares of common stock issued to Scientific and underlying the warrant held by Scientific as part of the purchase price for the Interdiction Business within 90 days after the closing of the acquisition.

               Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:

         The audits referred to in our report dated February 20, 1998 relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP


Woodbridge, New Jersey


February 20, 1998

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
           SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              for the years ended December 31, 1997, 1996 and 1995
                                              (Dollars in thousands)

               Column A                        Column B                     Column C                 Column D            Column E
               --------                        --------                     --------                 --------            --------
                                                                            Additions

                                              Balance at            Charged         Charged
        Allowance for Doubtful                 Beginning              to            to Other         Deductions          Balance at
              Accounts                        of Period            Expenses          Accounts        Write-Offs        End of Period

Year ended December 31, 1997:                    $280                $366              -              ($39)               $607

Year ended December 31, 1996:                    $205                $135              -              ($60)               $280

Year ended December 31, 1995:                    $147                 $75              -              ($17)               $205

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BLONDER TONGUE LABORATORIES, INC.,

Date: March 30, 1998                By:/s/ James A. Luksch
                                           -----------------------------
                                           James A. Luksch
                                           President and Chief Executive Officer

                                    By:/s/ Peter Pugielli
                                           -----------------------------
                                           Peter Pugielli, Senior Vice President
                                           - Finance Treasurer and Chief
                                           Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                       Title                              Date


/s/ James A. Luksch           Director, President and            March 30, 1998
-------------------------     Chief Executive Officer
     James A. Luksch          (Principal Executive Officer)


/s/ Peter Pugielli            Senior Vice President,             March 30, 1998
-------------------------     Chief Financial Officer,
     Peter Pugielli           Treasurer and Assistant
                              Secretary (Principal
                              Financial Officer and
                              Principal Accounting
                              Officer)


/s/ Robert J. Palle, Jr.      Director, Executive Vice           March 30, 1998
-------------------------     President, Chief Operating
     Robert J. Palle, Jr.     Officer and Secretary


/s/ John E. Dwight            Senior Vice President              March 30, 1998
-------------------------
     John E. Dwight


/s/ James H. Williams         Director                           March 30, 1998
-------------------------
     James H. Williams


/s/ James F. Williams         Director                           March 30, 1998
-------------------------
     James F. Williams


/s/ Robert B. Mayer           Director                           March 30, 1998
-------------------------
     Robert B. Mayer


/s/ Gary P. Scharmett         Director                           March 30, 1998
-------------------------
     Gary P. Scharmett


/s/ Robert E. Heaton          Director                           March 30, 1998
-------------------------
     Robert E. Heaton