Form 10-Q
period 1998-03-31
BLONDER TONGUE LABORATORIES INC
filed 1998-05-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                             ---------   ------
                       .



Commission file number 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     52-1611421
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


One Jake Brown Road, Old Bridge, New Jersey                08857
-------------------------------------------              ---------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (732) 679-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




Number of shares of common stock, par value $.001, outstanding as of May 11, 1998: 8,314,883.


                      The Exhibit Index appears on page 11.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              March 31,        Dec. 31,
                                                                                1998             1997
                                                                             ----------        --------
                                                                             (unaudited)
              Assets (Note 5)
Current assets:
  Cash and cash equivalents.............................................       $   410         $   555
  Accounts receivable, net of allowance for doubtful
    accounts of $802 and $607, respectively.............................        13,537          13,130
  Inventories (Note 3)..................................................        22,720          17,875
  Other current assets .................................................           208             318
  Deferred income taxes.................................................         1,380           1,054
                                                                               -------         -------
              Total current assets......................................        38,255          32,932
Property, plant and equipment, net of accumulated
    depreciation and amortization.......................................         8,471           7,721
Other assets............................................................        18,299           1,619
                                                                               -------         -------
                                                                               $65,025         $42,272
                                                                               =======         =======

              Liabilities and Stockholders' Equity
Current liabilities:
  Short-term borrowings (Note 5)........................................       $19,000         $  --
  Current portion of long-term debt, including related party debt
    of $1,278 at December 31, 1997......................................           518           1,866
  Accounts payable......................................................         2,099           2,305
  Accrued compensation..................................................         1,718           1,606
  Other accrued expenses................................................         1,293             929
  Income taxes..........................................................         1,101             171
                                                                               -------         -------
              Total current liabilities.................................        25,729           6,877
                                                                               -------         -------
Deferred income taxes...................................................           403             412
Revolving line of credit (Note 5).......................................           718               -
Long-term debt..........................................................         3,164           3,188
Commitments and contingencies (Note 6)..................................             -               -
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000,000 shares;
    no shares outstanding...............................................             -               -
  Common stock, $.001 par value; authorized 25,000,000 shares,
    8,313,383 shares issued and outstanding at March 31, 1998 and
    8,272,758 shares issued and outstanding at December 31, 1997........             8               8
  Paid-in capital.......................................................        24,013          21,802
  Retained earnings.....................................................        11,488          10,483
  Treasury stock at cost, 40,200 shares at March 31, 1998
    and December 31, 1997...............................................          (498)           (498)
                                                                               -------         -------
              Total stockholders' equity................................        35,011          31,795
                                                                               -------         -------
                                                                               $65,025         $42,272
                                                                               =======         =======


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                            1998                 1997
                                                          -------              -------
Net sales............................................     $15,119              $14,041
Cost of goods sold...................................      10,024                9,296
                                                          -------              -------
    Gross profit.....................................       5,095                4,745
                                                          -------              -------
Operating expenses:
    Selling expenses.................................       1,312                1,131
    General and administrative.......................       1,408                1,124
    Research and development.........................         577                  518
                                                          -------              -------
                                                            3,297                2,773
                                                          -------              -------
Earnings from operations.............................       1,798                1,972
                                                          -------              -------

Other income (expense):
    Interest expense.................................        (124)                (101)
    Interest income..................................           1                   12
                                                          -------              -------
                                                             (123)                 (89)
                                                          -------              -------
Earnings before income taxes.........................       1,675                1,883
Provision for income taxes...........................         670                  753
                                                          -------              -------
    Net earnings.....................................     $ 1,005              $ 1,130
                                                          =======              =======
Basic earnings per share.............................     $  0.12              $  0.14
                                                          =======              =======
Weighted average shares outstanding..................       8,243                8,209
                                                          =======              =======



          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                  ----------------------
                                                                                    1998          1997
                                                                                  --------      --------
Cash Flows From Operating Activities:
  Net earnings..................................................................   $ 1,005       $ 1,130
  Adjustments to reconcile net earnings to cash
    provided by operating activities:
        Depreciation and amortization...........................................       338           264
        Provision for doubtful accounts.........................................       195            30
        Deferred income taxes...................................................      (335)         (109)
        Changes in operating assets and liabilities, net of acquisition:
           Accounts receivable..................................................      (601)         (802)
           Inventories..........................................................    (1,045)          252
           Other current assets.................................................       110          (74)
           Other assets.........................................................     (250)           116
           Income taxes.........................................................       930           621
           Accounts payable and accrued expenses................................       270           940
                                                                                   -------       -------
              Net cash provided by operating activities.........................       617         2,368
                                                                                   -------       -------
Cash Flows From Investing Activities:
  Capital expenditures..........................................................      (202)          (81)
  Acquisition of Business.......................................................   (19,000)         (163)
                                                                                   -------       -------
           Net cash used in investing activities................................   (19,202)         (244)
                                                                                   -------       -------
Cash Flows From Financing Activities:
  Net borrowings under revolving line of credit.................................       718        (1,176)
  Proceeds from debt............................................................    19,111            26
  Repayments of debt............................................................    (1,484)         (111)
  Proceeds from exercise of stock options.......................................        95            46
                                                                                   -------       -------
           Net cash provided by (used in) financing activities..................    18,440        (1,215)
                                                                                   -------       -------
Net (Decrease) Increase In Cash.................................................      (145)          909
Cash, beginning of period.......................................................       555         1,340
                                                                                   -------       -------
Cash, end of period.............................................................   $   410       $ 2,249
                                                                                   =======       =======
Supplemental Cash Flow Information:
  Cash paid for interest........................................................   $    85       $   107
  Cash paid for income taxes....................................................        75           241
  Schedule of noncash investing and financing activities:
  Common stock issued for acquired business.....................................   $ 1,000             -
  Fair value of warrants issued for acquired business...........................   $ 1,116             -
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

        The results for the first quarter of 1998 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at March 31, 1998. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

Note 2 - Effect of New Accounting Pronouncements

        In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. In February 1998, SFAS 132, "Employer's Disclosures About Pensions and Other Postretirement Plans" was issued. SFAS 132 standardizes pension disclosures. These statements are effective in 1998. The effect of the adoptions did not have a material impact on the Company's net earnings per share.

Note 3 - Inventories

        Inventories are summarized as follows:

                                                 March 31,     Dec. 31,
                                                   1998          1997
                                                ----------    ---------
Raw Materials.................................    $10,314      $ 8,740
Work in process...............................      4,192        2,907
Finished Goods................................      8,214        6,228
                                                  -------      -------
                                                  $22,720      $17,875
                                                  =======      =======

Note 4 - Acquisition

        On March 25, 1998, the Company acquired all of the assets and technology rights of the interdiction business (the "Interdiction Business") of Scientific-Atlanta, Inc. ("Scientific") for a purchase price consisting of (i) $19 million in cash, (ii) 68 shares of the Company's common stock, (iii) a warrant to purchase 150 additional shares of the Company's common stock at an exercise price of $14.25 per share and (iv) assumption by the Company of certain obligations under executory contracts with vendors and customers and certain warranty obligations and current liabilities of the Interdiction Business. The Interdiction Business generated approximately $16 million in revenues for the prior twelve month period. The Company believes that Scientific's interdiction products, which have been engineered primarily to serve the franchised cable market, will supplement the Company's VideoMask(TM) products, which are primarily focused on the Private Cable market. In addition, the Company expects that the technology acquired as part of the Interdiction Business will enhance its ability to design products that meet the specific needs of all cable providers, while improving its

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   (In thousands, except per share amounts)
                                  (unaudited)

position in the franchised cable market. Scientific will provide certain manufacturing, consulting and other transition services to the Company pursuant to agreements executed by the parties during a limited period following the acquisition in order to permit the Company to fulfill sales orders of the Interdiction Business for the transition period following the closing.

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

Note 5 - Line of Credit

        In October, 1997, the Company executed a new $15 million revolving line of credit with its bank, on which funds may be borrowed at the bank's overnight base rate ("OBR") plus a margin ranging from .95% to 2.45%, depending upon the calculation of certain financial covenants (7.075% at March 31, 1998). As of March 31, 1998, the Company had $718 outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. In addition, the Company has an acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. The acquisition loan commitment had been $15 million until March, 1998 when it was increased to $20 million to accommodate the acquisition of Scientific's Interdiction Business. Funds may be borrowed under the acquisition loan commitment at OBR plus a margin ranging from 1.25% to 2.75%, depending upon the calculation of certain financial covenants (7.375% at March 31, 1998). At March 31, 1998, there was $19 million outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1999.

Note 6 - Commitments and Contingencies

        On October 18, 1996, the Company was served with a complaint in a lawsuit filed by Scientific-Atlanta, Inc. ("Scientific") in the United States District Court for the Northern District of Georgia, alleging patent infringement by the Company's VideoMask(TM) interdiction product. The complaint requested an unspecified amount of damages and injunctive relief.

        Following the Company's acquisition of the assets and technology rights of Scientific's Interdiction Business, Scientific's lawsuit against the Company was dismissed with prejudice.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the section entitled Part I, Item 1 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   (In thousands, except per share amounts)
                                  (unaudited)

words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Blonder Tongue undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (See Item 1: Business and Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations).

First three months of 1998 Compared with first three months of 1997

        Net Sales. Net sales increased $1,078,000, or 7.7%, to $15,119,000 in the first three months of 1998 from $14,041,000 in the first three months of 1997. International sales accounted for $509,000 (3.4% of total sales) for the first three months of 1998 compared to $366,000 (2.6% of total sales) for the first three months of 1997.

        The increase in sales is primarily attributed to an increase in demand for products in the MDU market. In addition, the significant increase in sales of interdiction equipment also had a favorable impact. Net sales included approximately $2,922,000 of interdiction equipment for the first three months of 1998 compared to approximately $1,526,000 for the first three months of 1997.

        Cost of Goods Sold. Cost of goods sold increased to $10,024,000 for the first three months of 1998 from $9,296,000 for the first three months of 1997 and also increased as a percentage of sales to 66.3% from 66.2%. The increase was caused primarily by a higher proportion of sales during the period being comprised of lower margin products.

        Selling Expenses. Selling expenses increased to $1,312,000 for the first three months of 1998 from $1,131,000 in the first three months of 1997, primarily due to an increase in costs incurred for trade shows and marketing and an increase in royalty payments relating to certain license agreements.

        General and Administrative Expenses. General and administrative expenses increased to $1,408,000 for the first three months of 1998 from $1,124,000 for the first three months of 1997 and increased as a percentage of sales to 9.3% for the first three months of 1998 from 8% for the first three months of 1997. The $284,000 increase can be attributed to an increase in the allowance for doubtful accounts and expenditures for professional services rendered.

        Research and Development Expenses. Research and development expenses increased to $577,000 in the first three months of 1998 from $518,000 in the first three months of 1997, primarily due to an increase in wages as a result of annual salary increases and purchased materials for research and development. Research and development expenses also increased as a percentage of sales to 3.8% from 3.7% and the Company anticipates continuing to increase its research and development expenditures.

        Operating Income. Operating income decreased 8.8% to $1,798,000 for the first three months of 1998 from $1,972,000 for the first three months of 1997. Operating income as a percentage of sales decreased to 11.9% in the first three months of 1998 from 14% in the first three months of 1997.

        Interest and Other Expenses. Other expense, increased to $123,000 in the first three months of 1998 from $89,000 in the first three months of 1997. These expenses in the first three months of 1998 consisted of interest expense in the amount of $124,000 offset by $1,000 of interest income. These expenses in the first three months of 1997 consisted of interest expense in the amount of $101,000 offset by $12,000 of interest income.

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   (In thousands, except per share amounts)
                                  (unaudited)

        Income Taxes. The provision for income taxes for the first three months of 1998 decreased to $670,000 from $753,000 for the first three months of 1997 as a result of a decrease in taxable income.

Liquidity and Capital Resources

        The Company's net cash provided by operating activities for the three-month period ended March 31, 1998 was $617,000, compared to cash provided by operating activities for the three-month period ended March 31, 1997, which was $2,368,000. Cash flows from operating activities have been positive, due primarily to net earnings of $1,005,000, an increase in accounts payable and accrued expenses and an increase in income taxes payable, offset by an increase in inventory and accounts receivable.

        Cash used in investing activities was $19,202,000, of which $19,000,000 was utilized for the acquisition of the Scientific Interdiction Business, and $202,000 was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 1998 aggregating, approximately $1,300,000, which will be used for the purchase of automated assembly and test equipment. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 1999.

        Cash used in financing activities was $18,440,000 for the first three months of 1998, comprised primarily of $19,000,000 in proceeds from the Company's acquisition loan commitment.

        In October, 1997, the Company executed a new $15 million revolving line of credit with its bank, on which funds may be borrowed at the bank's overnight base rate ("OBR") plus a margin ranging from .95% to 2.45%, depending upon the calculation of certain financial covenants (7.075% at March 31, 1998). As of March 31, 1998, the Company had $718 outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. In addition, the Company has an acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. The acquisition loan commitment had been $15 million until March, 1998 when it was increased to $20 million to accommodate the acquisition of Scientific's Interdiction Business. Funds may be borrowed under the acquisition loan commitment at OBR plus a margin ranging from 1.25% to 2.75%, depending upon the calculation of certain financial covenants (7.375% at March 31, 1998). At March 31, 1998, there was $19 million outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1999.

        The Company currently anticipates that the cash generated from operations, existing cash balances and amounts available under its existing line of credit, will be sufficient to satisfy its foreseeable working capital needs. Historically, the Company has satisfied its cash requirements primarily from net cash provided by operating activities and from borrowings under its line of credit.

New Accounting Pronouncements

        In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. In February 1998, SFAS 132, "Employer's Disclosures About Pensions and Other Postretirement Plans" was issued. SFAS 132 standardizes pension disclosures. These statements are effective in 1998. The effect of the adoptions did not have a material impact on the Company's net earnings per share.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On October 18, 1996, the Company was served with a complaint in a lawsuit filed by Scientific-Atlanta, Inc. ("Scientific") in the United States District Court for the Northern District of Georgia, alleging patent infringement by the Company's VideoMask(TM) interdiction product. The complaint requested an unspecified amount of damages and injunctive relief.

        Following the Company's acquisition of the assets and technology rights of Scientific's Interdiction Business, Scientific's lawsuit against the Company was dismissed with prejudice.

ITEM 2.  CHANGES IN SECURITIES

        As part of the consideration for the Company's acquisition of all of the assets and technology rights of Scientific's Interdiction Business, in March, 1998, the Company issued Scientific (i) 67,889 shares of the Company's common stock and (ii) a warrant to purchase 150,000 additional shares of the Company's common stock at an exercise price of $14.25 per share. Such issuances were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act as transactions by an issuer not involving a public offering. No underwriters were involved.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the first quarter ended March 31, 1998 through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The exhibits are listed in the Exhibit Index appearing at page 11 herein.

(b) No reports on Form 8-K were filed in the quarter ended March 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BLONDER TONGUE LABORATORIES, INC.


Date: May 13, 1998                    By: /s/ James A. Luksch
                                          -------------------------------------
                                          James A. Luksch
                                          President and Chief Executive Officer



                                      By: /s/ Peter Pugielli
                                          -------------------------------------
                                          Peter Pugielli,
                                          Senior Vice President - Finance

                                  EXHIBIT INDEX

 Exhibit #                   Description                                        Location
 ---------                   -----------                                        --------
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

   10.1      Asset Purchase Agreement, dated March 1, 1998,           Filed herewith.
             between Scientific-Atlanta, Inc. and Blonder
             Tongue Laboratories, Inc.

   10.2      Commercial Manufacturing Agreement, dated                Filed herewith.
             February 19, 1998, between Blonder Tongue
             Laboratories, Inc. and Hughes Network Systems,
             a Hughes Electronics Corporation.

   10.3      First Amendment to Third Amended and Restated            Filed herewith.
             Loan Agreement dated March 23, 1998, between
             Blonder Tongue Laboratories, Inc. and CoreStates
             Bank, N.A.

   10.4      Acquisition Loan Note dated March 25, 1998, by           Filed herewith.
             Blonder Tongue Laboratories, Inc. in favor of
             CoreStates Bank, N.A.

    27       Financial Data Schedule                                  Electronic Filing only.
