Form 10-Q
period 1998-06-30
BLONDER TONGUE LABORATORIES INC
filed 1998-08-14
CIK 1000683

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998,
                                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO              .
                                               -----------    -------------


Commission file number 1-14120
                       -------


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


Number of shares of common stock, par value $.001, outstanding as of August 7, 1998: 8,370,397.

                      The Exhibit Index appears on page 11.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          June 30,    Dec. 31,
                                                                            1998        1997
                                                                          --------    --------
                                                                        (unaudited)
              Assets (Note 5)
Current assets:
   Cash and cash equivalents ..........................................   $  1,293    $    555
   Accounts receivable, net of allowance for doubtful accounts of
     $1,225 and $607, respectively ....................................     17,627      13,130
   Inventories (Note 3) ...............................................     21,253      17,875
   Other current assets ...............................................      2,359         318
   Deferred income taxes ..............................................      1,554       1,054
                                                                          --------    --------
          Total current assets ........................................     44,086      32,932
   Property, plant and equipment, net of accumulated depreciation and
     amortization .....................................................      8,412       7,721
   Other assets .......................................................     18,249       1,619
                                                                          --------    --------
                                                                          $ 70,747    $ 42,272
                                                                          ========    ========

              Liabilities and Stockholders' Equity
Current liabilities:
   Short-term borrowings (Note 5) .....................................   $ 19,000    $   --
   Revolving line of credit (Note 5) ..................................      1,097        --
   Current portion of long-term debt, including related party debt of
    $1,278 at December 31, 1997 .......................................        498       1,866
   Accounts payable ...................................................      5,571       2,305
   Accrued compensation ...............................................      1,797       1,606
   Other accrued expenses .............................................      1,230         929
   Income taxes .......................................................      1,566         171
                                                                          --------    --------
          Total current liabilities ...................................     30,759       6,877
                                                                          --------    --------
Deferred income taxes .................................................        395         412
Long-term debt ........................................................      3,101       3,188
Commitments and contingencies .........................................       --          --
Stockholders' equity:
   Preferred stock, $.001 par value; authorized 5,000,000 shares;
      no shares outstanding ...........................................       --          --
Common stock, $.001 par value; authorized 25,000,000 shares,
     8,326,689 shares issued and outstanding at June 30, 1998 and
     8,272,758 shares issued and outstanding at December 31, 1997 .....          8           8
   Paid-in capital ....................................................     23,718      21,802
   Retained earnings ..................................................     13,264      10,483
   Treasury stock at cost, 40,200 shares at June 30, 1998 and
     December 31, 1997 ................................................       (498)       (498)
                                                                          --------    --------
          Total stockholders' equity ..................................     36,492      31,795
                                                                          --------    --------
                                                                          $ 70,747    $ 42,272
                                                                          ========    ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)



                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                  --------------------    --------------------
                                    1998        1997        1998        1997
                                  --------    --------    --------    --------
Net sales .....................   $ 20,525    $ 15,575    $ 35,644    $ 29,616
Cost of goods sold ............     13,786      10,291      23,810      19,587
                                  --------    --------    --------    --------
  Gross profit ................      6,739       5,284      11,834      10,029
                                  --------    --------    --------    --------
Operating expenses:
  Selling expenses ............      1,096       1,066       2,408       2,197
  General and administrative ..      1,694       1,069       3,102       2,193
  Research and development ....        550         536       1,127       1,054
                                  --------    --------    --------    --------
                                     3,340       2,671       6,637       5,444
                                  --------    --------    --------    --------
Earnings from operations ......      3,399       2,613       5,197       4,585
                                  --------    --------    --------    --------

Other income (expense):
  Interest expense ............       (438)       (110)       (562)       (211)
  Other income ................       --            14           1          26
                                  --------    --------    --------    --------
                                      (438)        (96)       (561)       (185)
                                  --------    --------    --------    --------
Earnings before income taxes ..      2,961       2,517       4,636       4,400
Provision for income taxes ....      1,185       1,007       1,855       1,760
                                  --------    --------    --------    --------
  Net earnings ................   $  1,776    $  1,510    $  2,781    $  2,640
                                  ========    ========    ========    ========
Basic net earnings per share ..   $   0.21    $   0.18    $   0.34    $   0.32
                                  ========    ========    ========    ========
Basic weighted average shares
outstanding ...................      8,321       8,223       8,282       8,216
                                  ========    ========    ========    ========
Diluted net earnings per share    $   0.21    $   0.18    $   0.33    $   0.32
                                  ========    ========    ========    ========
Diluted weighted average shares
outstanding ...................      8,468       8,302       8,441       8,306
                                  ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                      1998          1997
                                                                   ----------    -----------
Cash Flows From Operating Activities:
  Net earnings ...................................................   $  2,781    $  2,640
  Adjustments to reconcile net earnings to cash
    provided by operating activities:
    Depreciation and amortization ................................        968         542
    Provision for doubtful accounts ..............................        618          60
    Deferred income taxes ........................................       (517)        (60)
  Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable ..........................................     (5,114)     (2,065)
    Inventories ..................................................        (77)        522
    Other current assets .........................................     (2,041)        106
    Other assets .................................................       (416)         75
    Income taxes .................................................      1,395         (44)
    Accounts payable and accrued expenses ........................      3,758         542
                                                                     --------    --------
      Net cash provided by operating activities ..................      1,355       2,318
                                                                     --------    --------
Cash Flows From Investing Activities:
  Capital expenditures ...........................................       (399)       (536)
  Acquisition of licenses ........................................       --          (163)
  Acquisition of business ........................................    (19,000)       --
                                                                     --------    --------
    Net cash used in investing activities ........................    (19,399)       (699)
                                                                     --------    --------
Cash Flows From Financing Activities:
  Net borrowings under revolving line of credit ..................      1,097      (1,176)
  Proceeds from long-term debt ...................................     19,199         239
  Repayments of long-term debt ...................................     (1,654)       (560)
  Acquisition of treasury stock ..................................       --          (109)
  Proceeds from exercise of stock options ........................        140         122
                                                                     --------    --------
    Net cash provided by (used in) financing activities ..........     18,782      (1,484)
                                                                     --------    --------
Net Increase In Cash .............................................        738         135
Cash, beginning of period ........................................        555       1,340
                                                                     --------    --------
Cash, end of period ..............................................   $  1,293    $  1,475
                                                                     ========    ========
Supplemental Cash Flow Information:
  Cash paid for interest .........................................   $    424    $    208
  Cash paid for income taxes .....................................   $    976    $  1,864
Schedule of noncash investing and financing activities:
  Common stock issued for acquired business ......................   $  1,000        --
  Fair value of warrants issued for acquired business ............   $    775        --
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

         The results for the second quarter of 1998 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at June 30, 1998. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

Note 2 - Effect of New Accounting Pronouncements

         In June, 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. In February, 1998, SFAS 132, "Employer's Disclosures About Pensions and Other Postretirement Plans" was issued. SFAS 132 standardizes pension disclosures. These statements are effective in 1998. The effect of the adoptions did not have a material impact on the Company's net earnings per share.

Note 3 - Inventories

         Inventories are summarized as follows:


                                            June 30,            Dec. 31,
                                              1998                1997
                                            -------             -------

Raw Materials ..........................    $10,631             $ 8,740
Work in process ........................      3,596               2,907
Finished Goods .........................      7,026               6,228
                                            -------             -------
                                            $21,253             $17,875
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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (unaudited)

Note 5 - Line of Credit

         In October, 1997, the Company executed a new $15 million revolving line of credit with its bank, on which funds may be borrowed at the bank's overnight base rate ("OBR") plus a margin ranging from .95% to 2.45%, depending upon the calculation of certain financial covenants (7.45% at June 30, 1998). As of June 30, 1998, the Company had $1,097 outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. In addition, the Company has an acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. The acquisition loan commitment had been $15 million until March, 1998 when it was increased to $20 million to accommodate the acquisition of Scientific's Interdiction Business. Funds may be borrowed under the acquisition loan commitment at OBR plus a margin ranging from 1.25% to 2.75%, depending upon the calculation of certain financial covenants (7.75% at June 30, 1998). At June 30, 1998, there was $19 million outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the sections entitled Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Blonder Tongue undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (See Item 1: Business, Item 3: Legal Proceedings and Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations).

Second three months of 1998 Compared with second three months of 1997

         Net Sales. Net sales increased $4,950,000, or 31.8%, to $20,525,000 in the second three months of 1998 from $15,575,000 in the second three months of 1997. International sales accounted for $272,000 (1.3% of total sales) for the second three months of 1998 compared to $397,000 (2.5% of total sales) for the second three months of 1997.

         The increase in sales is primarily attributed to an increase in sales of interdiction equipment including sales to the franchised cable market. Net sales included approximately $7,085,000 of interdiction equipment for the second three months of 1998 compared to approximately $1,670,000 for the second three months of 1997.

         Cost of Goods Sold. Cost of goods sold increased to $13,786,000 for the second three months of 1998 from $10,291,000 for the second three months of 1997 and also increased as a percentage of sales to 67.2% from 66.1%. The increase as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of lower margin products.

         Selling Expenses. Selling expenses increased to $1,096,000 for the second three months of 1998 from $1,066,000 in the second three months of 1997, due to an increase in salary and employee benefit expenses as a result of an increase in headcount offset by a decrease in commissions due to the reduction in the number of sales representatives.

         General and Administrative Expenses. General and administrative expenses increased to $1,694,000 for the second three months of 1998 from $1,069,000 for the second three months of 1997 and also increased as a percentage of sales to 8.3% for the second three months of 1998 from 6.9% for the second three months of 1997. The $625,000 increase can be attributed to an increase in the allowance for doubtful accounts along with an increase in the amortization of intangibles related to the acquisition of Scientific's Interdiction Business offset by a decrease in the accrual for executive bonuses.

         Research and Development Expenses. Research and development expenses increased to $550,000 in the second three months of 1998 from $536,000 in the second three months of 1997, but decreased as a percentage of sales to 2.7% from 3.4%. The increase in dollar amount is attributable to an increase in purchased materials for research and development.

         Operating Income. Operating income increased 30.1% to $3,399,000 for the second three months of 1998 from $2,613,000 for the second three months of 1997. Operating income as a percentage of sales decreased to 16.6% in the second three months of 1998 from 16.8% in the second three months of 1997.

         Interest and Other Expenses. Other expense increased to $438,000 in the second three months of 1998 from $96,000 in the second three months of 1997. These expenses in the second three months of 1998 consisted of interest expense in the amount of 438,000. These expenses in the second three months of 1997 consisted of interest expense in the amount of $110,000 offset by $14,000 of interest income.

         Income Taxes. The provision for income taxes for the second three months of 1998 increased to $1,185,000 from $1,007,000 for the second three months of 1997 as a result of increased taxable income.

First six months of 1998 Compared with first six months of 1997

         Net Sales. Net sales increased $6,028,000, or 20.4%, to $35,644,000 in the first six months of 1998 from $29,616,000 in the first six months of 1997. International sales accounted for $781,000 (2.2% of total sales) for the first six months of 1998 compared to $763,000 (2.6% of total sales) for the first six months of 1997.

         The increase in sales is primarily attributed to the increase in sales of interdiction equipment including sales to the franchised cable market. Net sales included approximately $10,007,000 of interdiction equipment for the first six months of 1998 compared to approximately $3,196,000 for the first six months of 1997.

         Cost of Goods Sold. Cost of goods sold increased to $23,810,000 for the first six months of 1998 from $19,587,000 for the first six months of 1997 and increased as a percentage of sales to 66.8% from 66.1%. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products.

         Selling Expenses. Selling expenses increased to $2,408,000 in the first six months of 1998 from $2,197,000 in the first six months of 1997, due to an increase in salary and employee benefit expenses as a result of an increase in headcount offset by a decrease in commissions due to the reduction in the number of sales representatives.

         General and Administrative Expenses. General and administrative expenses increased to $3,102,000 in the first six months of 1998 from $2,193,000 for the first six months of 1997 and increased as a percentage of sales to 8.7% in the first six months of 1998 from 7.4% for the first six months of 1997. The $909,000 increase can be attributed to an increase in the allowance for doubtful accounts along with an increase in the amortization of intangibles related to the acquisition of Scientific's Interdiction Business offset by a decrease in the accrual for executive bonuses.

         Research and Development Expenses. Research and development expenses increased 6.9% to $1,127,000 in the first six months of 1998 from $1,054,000 in the first six months of 1997 but decreased as a percentage of sales to 3.2% from 3.6%. The increase in dollar amount is attributable to an increase in purchased materials for research and development.

         Operating Income. Operating income increased 13.3% to $5,197,000 for the first six months of 1998 from $4,585,000 for the first six months of 1997. Operating income as a percentage of sales decreased to 14.6% in the first six months of 1998 from 15.5% in the first six months of 1997.

         Interest and Other Expenses. Other expense, net, increased to $561,000 in the first six months of 1998 from $185,000 in the first six months of 1997. These expenses in the first six months of 1998 consisted of interest expense of $562,000 offset by interest income of $1,000. These expenses in the first six months of 1997 consisted of interest expense in the amount of $211,000, offset by interest income of $26,000.

         Income Taxes. The provision for income taxes for the first six months of 1998 increased to $1,855,000 from $1,760,000 for the first six months of 1997 as a result of increased taxable income.

Liquidity and Capital Resources

         The Company's net cash provided by operating activities for the six-month period ended June 30, 1998 was $1,355,000, compared to cash provided by operating activities for the six-month period ended June 30, 1997, which was $2,318,000. Cash flows from operating activities have been positive, due primarily to net earnings of $2,781,000, an increase in accounts payable and accrued expenses and an increase in income taxes payable, offset by an increase in accounts receivable.

         Cash used in investing activities was $19,399,000, of which $19,000,000 was utilized for the acquisition of the Scientific Interdiction Business, and $399,000 was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 1998, aggregating approximately $1,100,000, which will be used for the purchase of automated assembly and test equipment. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 1999.

         Cash provided by financing activities was $18,782,000 for the first six months of 1998, comprised primarily of $19,000,000 in proceeds from the Company's acquisition loan commitment.

         In October, 1997, the Company executed a new $15 million revolving line of credit with its bank, on which funds may be borrowed at the bank's overnight base rate ("OBR") plus a margin ranging from .95% to 2.45%, depending upon the calculation of certain financial covenants (7.45% at June 30, 1998). As of June 30, 1998, the Company had $1,097,000 outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. In addition, the Company has an acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. The acquisition loan commitment had been $15 million until March, 1998 when it was increased to $20 million to accommodate the acquisition of Scientific's Interdiction Business. Funds may be borrowed under the acquisition loan commitment at OBR plus a margin ranging from 1.25% to 2.75%, depending upon the calculation of certain financial covenants (7.75% at June 30, 1998). At June 30, 1998, there was $19 million outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1999.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders (the "Meeting") on May 7, 1998. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (March 16, 1998), there were 8,245,494 shares of Common Stock outstanding and entitled to vote. The following were the matters voted upon at the Meeting:

         1. Election of Directors. The following directors were elected at the
Meeting: James F. Williams and Robert B. Mayer. The number of votes cast for and withheld from each director are as follows:

                   DIRECTORS                 FOR                WITHHELD
                   ---------                 ---                --------

                   James F. Williams         7,939,342          9,745
                   Robert B. Mayer           7,939,442          9,645

                   James A. Luksch, Robert J. Palle, Jr., James H. Williams, John E. Dwight, Robert E. Heaton and Gary P. Scharmett continued as Directors after the meeting.

         2. Amendment of 1995 Long Term Incentive Plan. The amendment of the Company's 1995 Long Term Incentive Plan to increase the number of shares which may be issued pursuant to options or restricted stock awards granted thereunder from 500,000 to 750,000 was approved by the following vote of Common Stock:

                            FOR               AGAINST           ABSTAIN
                            ---               -------           -------

                            7,596,315         337,077           15,695

         3. Amendment of Amended and Restated 1996 Director Option Plan. The amendment of the Company's Amended and Restated 1996 Director Option Plan to, among other things, increase the number of shares which may be issued pursuant to options granted thereunder from 25,000 to 100,000 was approved by the following vote of Common Stock:

                            FOR               AGAINST           ABSTAIN
                            ---               -------           -------

                            7,618,545         301,779           28,763

         4. Ratification of Auditors. The appointment of BDO Seidman, LLP as the Company's independent auditors for the year ending December 31, 1998 was ratified by the following vote of Common Stock:

                            FOR               AGAINST           ABSTAIN
                            ---               -------           -------

                            7,932,842         8,350             7,895

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The exhibits are listed in the Exhibit Index appearing at page 11 herein.

(b) On April 6, 1998, the Company filed a Form 8-K relating to Item 2 of such Form in connection with the acquisition of Scientific's Interdiction Business. On June 1, 1998, the Company filed a Form 8-K/A which included the financial statements of the Interdiction Business and pro forma financial information of the Company required by Item 7 of such Form.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BLONDER TONGUE LABORATORIES, INC.,

Date: August 14, 1998



                             By: /s/ James A. Luksch
                                 -----------------------------------------------
                                 James A. Luksch
                                 President and Chief Executive Officer


                             By: /s/ Peter Pugielli
                                 -----------------------------------------------
                                 Peter Pugielli, Senior Vice President - Finance (Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------


   Exhibit #                Description                                 Location
   ---------                -----------                                 --------

      3.1    Restated Certificate of Incorporation of        Incorporated by reference from Exhibit
             Blonder Tongue Laboratories, Inc.               3.1 to S-1 Registration Statement No.
                                                             33-98070 originally filed October 12,
                                                             1995, as amended.

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