Form 10-Q
period 1998-09-30
BLONDER TONGUE LABORATORIES INC
filed 1998-11-13
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998,

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM               TO               .
           -------------    --------------



Commission file number 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    52-1611421
--------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

One Jake Brown Road, Old Bridge, New Jersey                   08857
-------------------------------------------                ----------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (732) 679-4000


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


       Number of shares of common stock, par value $.001, outstanding as of November 6, 1998: 8,289,797

                      The Exhibit Index appears on page 12.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                            Sept. 30,       Dec. 31,
                                                                                              1998            1997
                                                                                           ----------       --------
                                                                                           (unaudited)
              Assets (Note 5)
Current assets:
   Cash and cash equivalents...........................................................     $  1,971        $    555
   Accounts receivable, net of allowance for doubtful
     accounts of $1,694 and $607, respectively.........................................       16,568          13,130
   Inventories (Note 3)................................................................       22,199          17,875
   Other current assets ...............................................................        2,401             318
   Deferred income taxes...............................................................        1,722           1,054
                                                                                            --------        --------
         Total current assets..........................................................       44,861          32,932
   Property, plant and equipment, net of accumulated depreciation and amortization.....        7,997           7,721
   Other assets........................................................................       18,136           1,619
                                                                                            --------        --------
                                                                                            $ 70,994        $ 42,272
                                                                                            ========        ========

              Liabilities and Stockholders' Equity
Current liabilities:
   Short-term borrowings (Note 5)......................................................     $ 19,000        $      -
   Revolving line of credit (Note 5)...................................................            -               -
   Current portion of long-term debt, including related party debt of $1,278 at
      December 31, 1997................................................................          496           1,866
   Accounts payable....................................................................        5,947           2,305
   Accrued compensation................................................................        1,873           1,606
   Other accrued expenses..............................................................        1,084             929
   Income taxes........................................................................          796             171
                                                                                            --------        --------
         Total current liabilities.....................................................       29,196           6,877
                                                                                            --------        --------
Deferred income taxes..................................................................          376             412
Long-term debt.........................................................................        2,984           3,188
Commitments and contingencies..........................................................            -               -
Stockholders' equity:
   Preferred stock, $.001 par value; authorized 5,000,000 shares;
      no shares outstanding............................................................            -               -
   Common stock, $.001 par value; authorized 25,000,000 shares,
    8,289,797 shares issued and outstanding at September 30, 1998 and
    8,272,758 shares issued and outstanding at December 31, 1997.......................            8               8
   Paid-in capital.....................................................................       23,743          21,802
   Retained earnings...................................................................       15,538          10,483
   Treasury stock at cost, 80,600 shares at September 30, 1998 and 40,200 shares at
     December 31, 1997.................................................................         (851)           (498)
                                                                                            --------        --------
         Total stockholders' equity....................................................       38,438          31,795
                                                                                            --------        --------
                                                                                            $ 70,994        $ 42,272
                                                                                            ========        ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                                ---------------------------           ----------------------------
                                                  1998               1997               1998               1997
                                                --------           --------           --------            --------
Net sales...................................    $ 18,929           $ 16,965           $ 54,573            $ 46,581
Cost of goods sold..........................      11,567             10,784             35,377              30,371
                                                --------           --------           --------            --------
  Gross profit..............................       7,362              6,181             19,196              16,210
                                                --------           --------           --------            --------
Operating expenses:
  Selling expenses..........................       1,284              1,412              3,692               3,609
  General and administrative................       1,944              1,317              5,046               3,510
  Research and development..................         540                409              1,667               1,463
                                                --------           --------           --------            --------
                                                   3,768              3,138             10,405               8,582
                                                --------           --------           --------            --------
Earnings from operations....................       3,594              3,043              8,791               7,628
                                                --------           --------           --------            --------

Other income (expense):
  Interest expense..........................        (578)              (102)            (1,140)               (313)
  Other income..............................           9                555                 10                 581
                                                --------           --------           --------            --------
                                                    (569)               453             (1,130)                268
                                                --------           --------           --------            --------
Earnings before income taxes................       3,025              3,496              7,661               7,896
Provision for income taxes..................         751              1,398              2,606               3,158
                                                --------           --------           --------            --------
  Net earnings..............................    $  2,274           $  2,098           $  5,055            $  4,738
                                                ========           ========           ========            ========
Basic net earnings per share................    $   0.27           $   0.25           $   0.61            $   0.58
                                                ========           ========           ========            ========
Basic weighted average shares outstanding...       8,330              8,232              8,298               8,221
                                                ========           ========           ========            ========
Diluted net earnings per share..............    $   0.27           $   0.25           $   0.60            $   0.57
                                                ========           ========           ========            ========
Diluted weighted average shares outstanding.       8,416              8,394              8,493               8,316
                                                ========           ========           ========            ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                              1998               1997
                                                                             -------            -------
Cash Flows From Operating Activities:
  Net earnings........................................................       $ 5,055            $ 4,738
  Adjustments to reconcile net earnings to cash
    provided by operating activities:
    Depreciation and amortization.....................................         1,686              1,049
    Provision for doubtful accounts...................................         1,087                115
    Deferred income taxes.............................................          (704)              (396)
  Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable...............................................        (4,525)            (4,471)
    Inventories.......................................................        (1,024)              (540)
    Other current assets..............................................        (2,083)               178
    Other assets......................................................          (422)              (143)
    Income taxes......................................................           625                299
    Accounts payable and accrued expenses.............................         4,064              1,589
                                                                             -------            -------
      Net cash provided by operating activities.......................         3,759              2,418
                                                                             -------            -------
Cash Flows From Investing Activities:
  Capital expenditures................................................         (582)               (807)
  Acquisition of licenses.............................................             -               (163)
  Acquisition of business.............................................       (19,000)                 -
                                                                             -------            -------
    Net cash used in investing activities.............................       (19,582)              (970)
                                                                             -------            -------
Cash Flows From Financing Activities:
  Net borrowings under revolving line of credit.......................             -             (1,176)
  Proceeds from long-term debt........................................        19,199                217
  Repayments of long-term debt........................................        (1,773)              (645)
  Acquisition of treasury stock.......................................          (353)              (109)
  Proceeds from exercise of stock options.............................           166                240
                                                                             -------            -------
    Net cash provided by (used in) financing activities...............        17,239             (1,473)
                                                                             -------            -------
Net increase (decrease) in cash.......................................         1,416                (25)
Cash, beginning of period.............................................           555              1,340
                                                                             -------            -------
Cash, end of period...................................................       $ 1,971            $ 1,315
                                                                             =======             ======
Supplemental Cash Flow Information:
  Cash paid for interest..............................................       $   804            $   302
  Cash paid for income taxes..........................................         3,052              3,261
                                                                             =======            =======
Schedule of noncash investing and financing activities:
  Common stock issued for acquired business...........................       $ 1,000            $     -
  Fair value of warrants issued for acquired business.................       $   775            $     -
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

       The results for the third quarter of 1998 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at September 30, 1998. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

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

Note 3 - Inventories

         Inventories are summarized as follows:

                                                  Sept. 30,   Dec. 31,
                                                    1998        1997
                                                   -------     -------
Raw Materials...............................       $ 6,632     $ 8,740
Work in process.............................         4,067       2,907
Finished Goods..............................        11,500       6,228
                                                   -------     -------
                                                   $22,199     $17,875
                                                   =======     =======

Note 4 - Acquisition

       On March 25, 1998, the Company acquired all of the assets and technology rights of the interdiction business (the "Interdiction Business") of Scientific-Atlanta, Inc. ("Scientific") for a purchase price consisting of (i) $19 million in cash, (ii) 68 shares of the Company's common stock, (iii) a warrant to purchase 150 additional shares of the Company's common stock at an exercise price of $14.25 per share and (iv) assumption by the Company of certain obligations under executory contracts with vendors and customers and certain warranty obligations and current liabilities of the Interdiction Business. The Interdiction Business generated approximately $16 million in revenues for the prior twelve month period. The Company believes that Scientific's interdiction products, which have been engineered primarily to serve the franchised cable market, will supplement the Company's VideoMask(TM) products, which are primarily focused on the Private Cable market. In addition, the Company expects that the technology acquired as part of the Interdiction Business will enhance its ability to design products that meet the specific needs of all cable providers, while improving its position in the franchised cable market. Scientific provided certain manufacturing, consulting and other transition services to the Company pursuant to agreements executed by the parties during a limited period following the acquisition in order to permit the Company to fulfill sales orders of the Interdiction Business for the transition period following the closing.

Note 5 - Line of Credit

       In October, 1997, the Company executed a new $15 million revolving line of credit with its bank, on which funds may be borrowed at the bank's overnight base rate ("OBR") plus a margin ranging from .95% to 2.45%, depending upon the calculation of certain financial covenants (8.33% at September 30, 1998). As of September 30, 1998, the Company had no balance outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. In addition, the Company has an acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. The acquisition loan commitment had been $15 million until March, 1998 when it was increased to $20 million to accommodate the acquisition of Scientific's Interdiction Business. Funds may be borrowed under the acquisition loan commitment at OBR plus a margin ranging from 1.25% to 2.75%, depending upon the calculation of certain financial covenants (8.63% at September 30, 1998). At September 30, 1998, there was $19 million outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1999.

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

Third three months of 1998 Compared with third three months of 1997

       Net Sales. Net sales increased $1,964,000, or 11.6%, to $18,929,000 in the third three months of 1998 from $16,965,000 in the third three months of 1997. International sales accounted for $211,000 (1.1% of total sales) for the third three months of 1998 compared to $446,000 (2.6% of total sales) for the third three months of 1997.

       The increase in sales is primarily attributed to an increase in sales of interdiction equipment including sales to the franchised cable market. Net sales included approximately $3,631,000 of interdiction equipment for the third three months of 1998 compared to approximately $1,600,000 for the third three months of 1997.

       Cost of Goods Sold. Cost of goods sold increased to $11,567,000 for the third three months of 1998 from $10,784,000 for the third three months of 1997 but decreased as a percentage of sales to 61.1% from 63.6%. The decrease as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of higher margin products.

       Selling Expenses. Selling expenses decreased to $1,284,000 in the third three months of 1998 from $1,412,000 in the third three months of 1997, primarily due to a decrease in costs incurred for advertising, commissions, marketing materials and trade shows and an increase in shipping related expenses due to the increase in sales.

       General and Administrative Expenses. General and administrative expenses increased to $1,944,000 in the third three months of 1998 from $1,317,000 for the third three months of 1997 and increased as a percentage of sales to 10.3% in the third three months of 1998 from 7.8% for the third three months of 1997. The $627,000 increase can be attributed to an increase in the allowance for doubtful accounts, along with an increase in the amortization of intangibles related to the acquisition of Scientific's Interdiction Business. These increases were offset by a decrease in expenditures for professional services and a reduction in the accrual for executive bonuses. The increase in the allowance for doubtful accounts is primarily attributable to one account (approximately $991,000 over 90 days past due) demonstrating the inability to pay within the third quarter.

       Research and Development Expenses. Research and development expenses increased to $540,000 in the third three months of 1998 from $409,000 in the third three months of 1997, primarily due to the reimbursement of costs incurred as a result of the termination of the Pacific Bell contract in 1997. Research and development expenses also increased as a percentage of sales to 2.9% from 2.4%.

       Operating Income. Operating income increased 18.1% to $3,594,000 for the third three months of 1998 from $3,043,000 for the third three months of 1997. Operating income as a percentage of sales increased to 19.0% in the third three months of 1998 from 17.9% in the third three months of 1997.

       Interest and Other Expenses. Other expense in the third three months of 1998 consisted of interest of $578,000 offset by $9,000 of interest income. Other income in the third three months of 1997 consisted of $535,000 related to the final payment received from Pacific Bell as a result of the contract termination in July 1997, along with $20,000 of interest income offset by $102,000 of interest expense.

       Income Taxes. The provision for income taxes for the third three months of 1998 decreased to $751,000 from $1,398,000 for the third three months of 1997 as a result of state tax credits available to the Company related to 1997 activity which also reduced the Company's effective tax rate for 1998.

First nine months of 1998 Compared with first nine months of 1997

       Net Sales. Net sales increased $7,992,000, or 17.2%, to $54,573,000 in the first nine months of 1998 from $46,581,000 in the first nine months of 1997. International sales accounted for $992,000 (1.8% of total sales) for the first nine months of 1998 compared to $1,209,000 (2.6% of total sales) for the first nine months of 1997.

       The increase in sales is primarily attributed to the increase in sales of interdiction equipment including sales to the franchised cable market. Net sales included approximately $13,638,000 of interdiction equipment for the first nine months of 1998 compared to approximately $4,796,000 for the first nine months of 1997.

       Cost of Goods Sold. Cost of goods sold increased to $35,377,000 for the first nine months of 1998 from $30,371,000 for the first nine months of 1997 but decreased as a percentage of sales to 64.8% from 65.2%. The decrease as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of higher margin products.

       Selling Expenses. Selling expenses increased to $3,692,000 in the first nine months of 1998 from $3,609,000 in the first nine months of 1997, primarily due to an increase in shipping materials and royalty payments related to licensing agreements. This increase was offset by a decrease in commissions due to the reduction in the number of sales representatives.

       General and Administrative Expenses. General and administrative expenses increased to $5,046,000 in the first nine months of 1998 from $3,510,000 for the first nine months of 1997 and increased as a percentage of sales to 9.2% in the first nine months of 1998 from 7.5% for the first nine months of 1997. The $1,536,000 increase can be attributed to an increase in the allowance for doubtful accounts along with an increase in the amortization of intangibles related to the acquisition of Scientific's Interdiction Business offset by a decrease in the accrual for executive bonuses. The increase in the allowance for doubtful accounts is primarily attributable to one account (approximately $991,000 over 90 days past due) demonstrating the inability to pay within the third quarter.

       Research and Development Expenses. Research and development expenses increased 13.9% to $1,667,000 in the first nine months of 1998 from $1,463,000 in the first nine months of 1997, primarily due to an increase in purchased materials for research and development and the reimbursement of costs incurred as a result of the termination of the Pacific Bell contract in 1997. Research and development remained consistent as a percentage of sales at 3.1%.

       Operating Income. Operating income increased 15.2% to $8,791,000 for the first nine months of 1998 from $7,628,000 for the first nine months of 1997. Operating income as a percentage of sales decreased to 16.1% in the first nine months of 1998 from 16.4% in the first nine months of 1998.

       Interest and Other Expenses. Other expense in the first nine months of 1998 consisted of interest expense of $1,140,000 offset by $10,000 of interest income. Other income in the first nine months of 1997 consisted of $535,000 related to the final payment received from Pacific Bell as a result of the contract termination in July 1997, along with $46,000 of interest income offset by $313,000 of interest expense.

       Income Taxes. The provision for income taxes for the first nine months of 1998 decreased to $2,606,000 from $3,158,000 for the first nine months of 1997 as a result of state tax credits available to the Company related to 1997 activity which also reduced the Company's effective tax rate for 1998.

Liquidity and Capital Resources

       The Company's net cash provided by operating activities for the nine-month period ended September 30, 1998 was $3,759,000, compared to cash provided by operating activities for the nine-month period ended September 30, 1997, which was $2,418,000. Cash flows from operating activities have been positive, due primarily to net earnings of $5,055,000, an increase in accounts payable and accrued expenses offset by an increase in accounts receivable.

       Cash used in investing activities was $19,582,000, of which $19,000,000 was utilized for the acquisition of Scientific's Interdiction Business and $582,000 was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 1998 aggregating approximately $100,000, which will be used for the purchase of automated assembly and test equipment. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 1999.

       Cash provided by financing activities was $17,239,000 for the first nine months of 1998, comprised primarily of $19,000,000 in proceeds from the Company's acquisition loan commitment.

       In October, 1997, the Company executed a new $15 million revolving line of credit with its bank, on which funds may be borrowed at the bank's overnight base rate ("OBR") plus a margin ranging from .95% to 2.45%, depending upon the calculation of certain financial covenants (8.33% at September 30, 1998). As of September 30, 1998, the Company had no balance outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. In addition, the Company has an acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. The acquisition loan commitment had been $15 million until March, 1998 when it was increased to $20 million to accommodate the acquisition of Scientific's Interdiction Business. Funds may be borrowed under the acquisition loan commitment at OBR plus a margin ranging from 1.25% to 2.75%, depending upon the calculation of certain financial covenants (8.63% at September 30, 1998). At September 30, 1998, there was $19 million outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1999.

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

Year 2000

       The Company has assigned certain individuals to identify and correct Year 2000 compliance issues. Information technology ("IT") systems with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to non-IT systems, primarily systems embedded in manufacturing and the Company's products. The individuals are also responsible for investigating the readiness of suppliers, customers and other third parties along with the development of contingency plans where necessary.

       All IT systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are underway with approximately 20% of the systems already compliant. This percentage is expected to increase to approximately 90% by the end of the first quarter of 1999 and be fully compliant by the end of the second quarter of 1999. Inventories and assessments of non-IT systems are in progress and expected to be complete by year-end. Progress of the Year 2000 compliance program is continuously being monitored by senior management.

       The Company has identified critical suppliers, customers and other third parties and has surveyed their Year 2000 remediation programs. Risk assessments and contingency plans, where necessary, will be finalized in the first quarter of 1999.

       Incremental costs directly related to Year 2000 issues are estimated to be $300,000 to be incurred between 1998 and 2000, of which $180,000 (or 60%) has been spent to date. Approximately 90% of the total estimated spending represents costs to modify existing systems. Costs incurred prior to 1998 were immaterial. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of suppliers, customers or other third parties.

       The Company's most likely potential risk is the inability of some customers to order and pay on a timely basis. In addition, the Company has several foreign suppliers, which, if not in compliance, would cause the Company to utilize more expensive suppliers resulting in reduced margins. Contingency plans for Year 2000-related interruptions are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems and identification of alternate suppliers. All plans are expected to be completed by the end of the first quarter of 1999.

       The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates no major interruption of its business activities, that will be dependent in part, upon the ability of third parties to properly remediate their IT and non-IT systems in a timely manner. Although the Company has implemented the actions described above to address third party issues, it has no ability to influence the compliance actions of such parties. Accordingly, while the Company believes its actions in this regard should have the effect of reducing Year 2000 risks, it is unable to eliminate them or estimate the ultimate effect Year 2000 risks will have on the Company's operating results.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company's business, financial condition, or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

       Shareholders of the Company are entitled to submit proposals on matters appropriate for shareholder action consistent with regulations of the Securities and Exchange Commission ("SEC") and the Company's bylaws. Should a shareholder wish to have a proposal considered for inclusion in the Proxy Statement for the Annual Meeting, under Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such proposal must be received by the Company on or before January 7, 1999.

       In connection with the Annual Meeting and pursuant to recently amended Rule 14a-4 under the Exchange Act, if the shareholder's notice is not received by the Company on or before February 20, 1999, the Company (through management proxy holders) may exercise discretionary voting authority if the proposal is raised at the Annual Meeting, notwithstanding the fact that such proposal was not referred to in the Proxy Statement.

       The above summary, which sets forth only the procedures by which business may be properly brought before and voted upon at the Company's Annual Meeting, is qualified in its entirety by reference to the Company's bylaws.

       All shareholder proposals and notices should be directed to Glenn Alexander, Controller, at Blonder Tongue Laboratories, Inc., One Jake Brown Road, Old Bridge, New Jersey 08857.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The exhibits are listed in the Exhibit Index appearing at page 12 herein.

(b) No reports on Form 8-K were filed in the quarter ended September 30, 1998.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLONDER TONGUE LABORATORIES, INC.,

Date:  November 13, 1998



                                        By: /s/ James A. Luksch
                                           ------------------------------------
                                           James A. Luksch
                                           President and Chief Executive Officer



                                        By: /s/ Peter Pugielli
                                            -----------------------------------
                                            Peter Pugielli,
                                            Senior Vice President - Finance
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit #              Description                                      Location
---------              -----------                                      --------
   3.1       Restated Certificate of Incorporation of       Incorporated by reference from Exhibit 3.1
             Blonder Tongue Laboratories, Inc.              to S-1 Registration Statement No. 33-98070
                                                            originally filed October 12, 1995, as
                                                            amended.

   3.2       Restated Bylaws of Blonder Tongue              Incorporated by reference from Exhibit 3.2
             Laboratories, Inc.                             to S-1 Registration Statement No. 33-98070
                                                            originally filed October 12, 1995, as
                                                            amended.

   27        Financial Data Schedule                        Electronic Filing only.
