Form 10-K405
period 1998-12-31
BLONDER TONGUE LABORATORIES INC
filed 1999-03-30
CIK 1000683

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ to __________________

Commission file number: 1-14120

                      BLONDER TONGUE LABORATORIES, INC.
                      ---------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                   52-1611421
--------------------------------------------       -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

One Jake Brown Road, Old Bridge, New Jersey                          08857
--------------------------------------------                      ----------
  (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                    Name of Exchange on which registered
-----------------------------               ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant (computed by using the closing stock price on March 23, 1999, as reported by the American Stock Exchange): $17,165,385.

Number of shares of common stock, par value $.001, outstanding as of March 23, 1999: 8,289,797

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

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

                                     PART I

ITEM 1. BUSINESS

Introduction

         Blonder Tongue Laboratories, Inc. (the "Company") is a designer, manufacturer and supplier of a comprehensive line of electronics and systems equipment for the non-franchised cable television industry, commonly referred to as the private cable industry ("Private Cable"), and the franchised cable industry ("CATV"), which now potentially includes the regional and long distance telephone service providers. The Company's products are used in the acquisition, conversion, distribution and protection of television signals transmitted via satellite, coaxial cable, terrestrial broadcast, terrestrial multi-channel, multi-point distribution systems and low power television. These products are sold to customers which provide an array of communications services, including television, to single family dwellings, multiple dwelling units ("MDU") consisting mainly of apartment complexes and condominiums, the lodging industry ("Lodging") consisting mainly of hotels, motels and resorts, and other facilities such as schools, hospitals, prisons and marinas. The Company's products are also used in surveillance systems ranging in complexity from simple in-home monitoring systems to advanced business security systems with hundreds of cameras.

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

         The traditional CATV customer is a homeowner who is likely to remain in the same home as a long-term subscriber. For a wide variety of reasons, including the transient nature of apartment dwellers and the high cost of replacing lost or damaged set-top converters in apartment units when the tenants change, CATV has failed to adequately service the MDU market. This failure, together with the ability of Private Cable operators to link multiple properties to a central headend system, has greatly expanded the potential market for Private Cable. Present franchise cable operators recognizing the competition of private cable, anticipating direct competition by telephone service providers, and faced with employing even more costly in-house converters (i.e. as digital service is added) realize the vulnerability of the set top concept and the need to expand services to retain subscribers.

      CATV
      ----

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

      MDU
      ---

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

      Lodging
      -------

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

      International
      -------------

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

         In October, 1997, the Company executed a two-year distribution agreement with American Technology Exporters, Inc. ("Amtech"), a privately held company based in Miami, Florida. Under the terms of the contract, Amtech is required to purchase at least $3,000,000 per year of the Company's products and has been granted distribution rights in the Caribbean, Mexico and Central and South America. Amtech will also provide repair services for the Company's products in certain of these areas. During the first year of the contract, due primarily to competitive factors as well as economic conditions in certain South American countries, Amtech did not meet the minimum sales requirement. The Company is evaluating other initiatives to assist in building its penetration in these markets, including adding new distributors and obtaining "CE" certification for certain of the Company's products which are anticipated to be offered in several European markets.

      Additional Considerations
      -------------------------

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

         Since United States television sets are analog (not digital), direct satellite television and other digitally compressed programming requires Headend Products or expensive set-top decoding receivers to convert the digitally transmitted satellite signals back to analog. The replacement of all television sets with digital sets will be costly and take many years to evolve. The Company believes that for many years to come, program providers will be required to deliver an analog television signal on standard channels to subscribers' television sets using Headend Products at some distribution point in their networks or employ decoding receivers at each television set. Headend Products are the heart of Blonder Tongue's business and except for systems deploying digital decoders at each television set (which is very expensive), the Company believes interdiction is an ideal product for a system operator to use to control access to the multitude of programming that will be available. In the completely digital environment which may develop over the long term, all analog Headend Products will need to be replaced with pure digital products. The Company and all other suppliers to Private Cable, CATV and the television industry generally will need to design and manufacture new products for that environment.

Products

         Blonder Tongue's products can be separated, according to function, into the four broad categories described below:

     o Headend Products used by a system operator for signal acquisition, processing and manipulation for further transmission. Among the products offered by the Company in this category are satellite receivers (digital and analog), integrated receiver/decoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers, and processors. The headend of a television signal distribution system is the "brain" of the system, the central location where the multi-channel signal is initially received, converted and allocated to specific channels for distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal. Blonder Tongue is a licensee of General Instrument Corporation's VideoCipher(R) and DigiCipher(R) encryption technologies, EchoStar Communication Corp.'s digital technologies and Hughes Network Systems digital technologies and integrates their decoders into integrated receiver/decoder products, where required. The Company is negotiating with additional companies which are delivering digital television signal transmission to acquire licenses to incorporate their proprietary digital decoders into the Company's receivers. The Company estimates that Headend Products accounted for approximately 70% of the Company's revenues in 1998, 80% in 1997, and 84% in 1996.

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

     o Subscriber Products used to control access to programming at the subscriber's location and to split and amplify incoming signals for transmission to multiple sites and multiple television sets within a site. Among the products offered by the Company in this category are addressable interdiction devices, splitters, couplers and multiplexers. The Company believes that the most significant products within this category are (i) its VideoMask(TM) addressable signal jammer, licensed from Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc. in August 1995 under certain non-exclusive technology and patent license agreements (the "Philips License Agreements"), and (ii) the interdiction product line acquired from Scientific as part of its Interdiction Business. Interdiction products such as these limit, through jamming of particular channels, the availability of programs to subscribers. Such products enable an integrator to control subscriber access to premium channels and other enhanced services through a computer located off-premises. They also eliminate the necessity of an operator having to make a service call to install or remove passive traps and eliminate the costs associated with damage or loss of set-top converters in the subscribers' locations. Interdiction products are also being successfully used by CATV operators as an anti-piracy system in conjunction with set-top converters. The Company believes that the anti-piracy benefits of interdiction will be a significant factor in further product penetration into the CATV market. While it is not possible to predict the breadth of market acceptance for these products, the Company believes the potential is substantial in both the MDU market as well as in the CATV market as alternatives to, or in conjunction with, set-top converters and as a viable option for telephone companies, electric utilities and other new entrants to television signal distribution, who are planning to over-build existing cable infrastructures and are seeking a cost effective way to compete with CATV.

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

Research and Product Development

         The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in continuous research and development in order to (i) create new products, (ii) expand the frequency range of existing products in order to accommodate customer demand for greater channel capacity, (iii) license new technology (such as digital satellite receiver decoders), and (iv) acquire products incorporating technology which could not otherwise be developed quickly enough using internal resources, to suit the dynamics of the evolving marketplace. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of its customers and customer prospects with the expectation or promise of substantial future orders from such customers or customer prospects. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering to lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties when the Company believes that it can obtain such technology more quickly and/or cost-effectively from such third parties than the Company could otherwise develop on its own, or when the desired technology is proprietary to a third party. There were 22 employees in the research and development department of the Company at December 31, 1998.

         Recent research and development product initiatives include a new line of microwave products transmitting in the 13 GHz frequency band and an internet connectivity device for use in cable systems to allow MDU subscribers to access the internet using DIRECTV(TM)'s DirecPC(TM) Technology to download data through their cable connection at speeds of up to 400 kbps, which is almost 10 times the speed of the traditional 56 kbps telephone modem.

Marketing and Sales

         Blonder Tongue markets and sells its products worldwide to Private Cable integrators, which accounted for approximately 65% of the Company's revenues for fiscal years 1998, and 80% in 1997 and 1996, to regional and long distance telephone service providers, and to CATV integrators. Sales are made directly to customers by the Company's internal sales force, as well as through numerous domestic and international stocking distributors.

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

         The Company's internal sales force consists of approximately 26 employees, which currently includes six salespersons (two salespersons in Old Bridge, New Jersey, one salesperson in each of Cincinnati, Ohio, Cudahy, Wisconsin, and Covina and Folsom, California) and 20 sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

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

         The Company had approximately $5,361,000 and $5,375,000 in purchase orders as of December 31, 1998 and December 31, 1997, respectively. All of the purchase orders outstanding as of December 31, 1998 are expected to be shipped prior to December 31, 1999. The purchase orders are for the future delivery of products and are subject to cancellation by the customer.

Customers

         Blonder Tongue has a broad customer base, which in 1998 consisted of more than 1,000 active accounts. Approximately 33%, 40% and 39% of the Company's revenues in fiscal years 1998, 1997 and 1996, respectively, were derived from sales of products to the Company's five largest customers. In 1998, sales to Toner Cable Equipment, Inc. accounted for approximately 10% of the Company's revenues. Sales to the five largest customers consisted principally of Headend Products. There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. However, the Company anticipates that these customers will continue to account for a significant portion of the Company's revenues in future periods, although none of them is obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide the Company with binding forecasts of product purchases for any future period.

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

         During 1998, one of the Company's customers experienced financial difficulties and demonstrated the inability to pay. This customer could not continue as a going concern and, as of March 16, 1999, this customer had an outstanding account with the Company of approximately $991,000, which has been outstanding for more than ninety (90) days. Accordingly, the Company has significantly increased the allowance for doubtful accounts for this exposure. In addition, the Company has a personal guarantee from the parties involved in the amount of $300,000, and has filed a claim in the State of California for recovery of these funds. The Company does not anticipate a resolution to this matter in the near future.

         The Company's revenues are derived primarily from customers in the continental United States, however, the Company also derives revenues from customers outside the continental United States, primarily in underdeveloped countries. Television service is in its infancy in many international markets, particularly Latin America and Asia, creating opportunity for those participants who offer quality products at a competitive price. Sales to customers outside of the United States represented approximately 2%, 3% and 5% of the Company's revenues in fiscal years 1998, 1997 and 1996, respectively. All of the Company's transactions with customers located outside of the continental United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions.

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

         Outside contractors supply standard components and etch printed circuit boards to the Company's specifications. While the Company generally purchases electronic parts which do not have a unique source, certain electronic component parts used within the Company's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. However, in such situations the Company may experience temporary reductions in its ability to ship products affected by the component shortage. The Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher(R) and DigiCipher(R) encryption systems manufactured by General Instrument Corporation, which are standard encryption methodology employed on U.S. C-Band and Ku-Band transponders, EchoStar digital satellite receiver decoders, which are specifically designed to work with the DISH Network(TM), and Hughes Network Systems digital satellite receivers for delivery of DIRECTV(TM) programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company's operating results. The Company does not have a supply agreement with General Instrument Corporation or any other supplier. The Company submits purchase orders to its suppliers on an as-needed basis.

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

Intellectual Property

         The Company currently holds 30 United States patents and 14 foreign patents covering a wide range of electronic systems and circuits, of which 19 United States patents and 10 foreign patents were obtained in the acquisition of Scientific's Interdiction Business. Other than certain of the patents acquired from Scientific, none of the Company's patents are considered material to the Company's present operations because they do not relate to high volume applications. Because of the rapidly evolving nature of the Private Cable and CATV industries, the Company believes that its market position as a leading supplier to Private Cable derives primarily from its ability to develop a continuous stream of new products which are designed to meet its customers' needs and which have a high performance-to-cost ratio.

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

         The Company is a licensee of GI relating to GI's VideoCipher(R) encryption technology and is also a party to a private label agreement with GI relating to its DigiCipher(R) technology. Under the VideoCipher(R) license agreement, the Company is granted a non-exclusive license under certain proprietary know-how, to design and manufacture certain licensed products to be compatible with the VideoCipher(R) commercial descrambler module for a term of ten years, expiring in August, 2000. The VideoCipher(R) license agreement provides for the payment by the Company of a one-time license fee for the Company's first model of licensed product and additional one-time license fees for each additional model of licensed product. The VideoCipher(R) license agreement also provides for the payment by the Company of royalties based upon unit sales of licensed products. Under the DigiCipher(R) private label agreement, the Company is granted the non-exclusive right to sell DigiCipher(R) II integrated receiver decoders bearing the Blonder Tongue name for use in the commercial market for a term expiring in December, 1999. The DigiCipher(R) private label agreement provides for the payment by the Company of a one-time license fee for the Company's first model of licensed product and additional one-time license fees for each additional model of licensed product.

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

         In February, 1998, the Company entered into an exclusive license agreement with Hughes, pursuant to which the Company is licensed to design, manufacture, and market commercial digital satellite receivers which are compatible with DIRECTV(TM) programming, for use in headend applications in both the franchised and private cable markets. The agreement is for a term of five
(5) years, expiring in February 2003.

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

         In September, 1998, the FCC issued a Notice of Proposed Rulemaking proposing to grant primary status for use of the 18 GHz frequency band to Fixed Satellite Service Operators. If adopted, this rule would adversely affect sales of 18 GHz microwave products to Private Cable operators. In anticipation of a change in the frequency which would be allocated for use by Private Cable operators, the Company has developed a new line of microwave products operating in the 13 GHz frequency band. Pending release of the FCC's Report and Order with respect to this matter, any applications filed by Private Cable operators for use of the 18 GHz frequency band will be grandfathered.

Environmental Regulations

         The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 1998 and does not anticipate incurring in 1999 material capital expenditures for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

         The Company presently holds a permit from the New Jersey Department of Environmental Protection ("NJDEP"), Division of Environmental Quality, Air Pollution Control Program relating to its operation of certain process equipment, which permit expires in June, 2001. The Company has held such a permit for this equipment on a substantially continuous basis since approximately April, 1989. The Company also has authorization under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire January 2002.

Employees

         The Company employs approximately 526 persons, including 397 in manufacturing, 20 in research and development, 15 in quality assurance, 45 in production services, 26 in sales and marketing, and 23 in a general and administrative capacity. 326 of the Company's employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company expiring in February, 2002.

ITEM 2. PROPERTIES

         The Company's principal manufacturing, engineering, sales and administrative facilities consist of one building totalling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the "Old Bridge Facility") which is owned by the Company. The Company also leases office space in Cincinnati, Ohio for which it pays rent of approximately $260 per month.

         Management believes that the Old Bridge Facility is adequate to support the Company's anticipated needs in 1999. Subject to compliance with applicable zoning and building codes, the Old Bridge real property is large enough to double the size of the plant to accommodate expansion of the Company's operations should the need arise.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company's business, financial condition, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998 through the solicitation of proxies or otherwise.

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

Market Information

Fiscal Year Ended December 31, 1998:                  High      Low
                                                      ----      ---

      First  Quarter .............................   16 1/8    12 3/8
      Second Quarter .............................   14 1/4     9 3/8
      Third  Quarter .............................   11 3/4     5 3/8
      Fourth Quarter............................ ..   9 1/4     5 1/4


Fiscal Year Ended December 31, 1997:                  High      Low
                                                      ----      ---

      First  Quarter .............................    9 1/2     6 3/8
      Second Quarter .............................    9         6 1/8
      Third  Quarter .............................   17 1/2     7 11/16
      Fourth Quarter............................ ..  18 7/16   12 5/8


         The Company's Common Stock is traded on the American Stock Exchange under the symbol "BDR".

Holders

         As of March 16, 1999, the Company had approximately 66 holders of record of the Common Stock. Since a portion of the Company's common stock is held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

Dividends

         The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Other than in connection with certain S Corporation distributions, the Company has never declared or paid any cash dividends on its Common Stock. Any determination to pay dividends in the future is at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. The Company's loan agreement with First Union National Bank prohibits the payment of dividends by the Company on its Common Stock, unless at the time of and after giving effect to any proposed dividend payment, the Company is not in default under the loan agreement and is in compliance with certain financial covenants relating to, among other things, working capital, tangible net worth and debt service coverage.

Sale of Unregistered Securities

         In connection with the acquisition of Scientific's Interdiction Business, in March, 1998, the Company issued 67,889 shares of common stock and a warrant to purchase an additional 150,000 shares of common stock to Scientific pursuant to the exemption from registration provided by Section 4(2) and Regulation D under the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated statement of earnings data presented below for each of the years ended December 31, 1998, 1997 and 1996, and the selected consolidated balance sheet data as of December 31, 1998 and 1997 are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K. The selected consolidated statement of earnings data for the years ended December 31, 1995 and 1994 and the selected consolidated balance sheet data as of December 31, 1996, 1995 and 1994 are derived from audited consolidated financial statements not included herein. The data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial and statistical information appearing elsewhere herein.


                                           Year Ended December 31,
                              --------------------------------------------------
                              1998(1)     1997       1996      1995       1994
                              -------    -------    -------   -------    -------
                                    (in thousands, except per share data)
Consolidated Statement of
Earnings Data:
Net sales..................   $70,792    $62,057    $48,862   $51,982   $35,804
Cost of goods sold.........    45,344     39,656     30,613    32,528    21,791
                              -------    -------    -------   -------   -------
  Gross profit.............    25,448     22,401     18,249    19,454    14,013
                              -------    -------    -------   -------   -------
Operating expenses:
  Selling, general and
    administrative.........    10,755      9,938      9,135     9,791     7,060
  Research and development.     2,156      1,954      1,972     2,011     1,477
                              -------    -------    -------   -------   -------
  Total operating expenses.    12,911     11,892     11,107    11,802     8,537
                              -------    -------    -------   -------   -------

Earnings from operations...    12,537     10,509      7,142     7,652     5,476
Interest expense...........     1,596        414        658     1,296       439
Other (income) expense, net       (40)      (595)        --       (60)      (89)
                              -------    -------    -------   -------   -------
Earnings before income taxes   10,981     10,690      6,484     6,416     5,126
Provisions for income taxes     3,868      4,276      2,601
                              -------    -------    -------
Net earnings...............   $ 7,113    $ 6,414    $ 3,883
                              =======    =======    =======
Basic earnings per share...   $  0.86    $  0.78    $  0.48
Basic weighted average
shares outstanding(2)......     8,292      8,227      8,144
Diluted earnings per share.   $  0.84    $  0.77    $  0.47
Diluted weighted average
shares outstanding(2)......     8,471      8,375      8,300
Pro Forma Data:
Pro forma provision for
income taxes(3)............                                     2,566     2,050
                                                              -------    -------
Pro forma net earnings.....                                  $ 3,850   $ 3,076
                                                              =======   =======
Pro forma basic net earnings
per share..................                                   $  0.66   $  0.48
Basic weighted average
shares outstanding(2)......                                     5,823     6,406
Pro forma diluted earnings
per share..................                                   $  0.64   $  0.48
Diluted weighted average
shares outstanding(2)......                                     6,054     6,475
Other Data:
S Corporation distributions
declared...................   $    --    $    --    $    --   $ 7,896   $ 4,425

                                          Year Ended December 31,
                              --------------------------------------------------
                               1998       1997       1996       1995      1994
                              -------    -------    -------   -------   --------
                                               (in thousands)
Consolidated Balance Sheet
Data:

Working capital...........    $17,049    $26,055   $23,015    $14,407   $ 5,786
Total assets..............     69,651     42,272    36,165     31,804    15,832
Long-term debt (including
current maturities) ......     22,359      5,054     6,347      2,145     5,196
Stockholders' equity......     40,496     31,795    25,576     19,740     3,509
------------------

(1) On March 26, 1998, the Company acquired all of the assets and technology rights of Scientific-Atlanta, Inc.'s interdiction business. See Note 11 to the Company's consolidated financial statements.

(2) Weighted average shares are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." See Note 1(j) of notes to the Company's consolidated financial statements.

(3) On December 11, 1995, the Company's status as an S Corporation terminated and as a result the Company is now subject to corporate income taxes. Accordingly, pro forma net earnings reflect a pro forma adjustment for income taxes which would have been recorded had the Company been a C Corporation.

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

Results of Operations

         The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales:

                                              Year Ended December 31,
                                         ----------------------------------
                                              1998      1997      1996
                                             ------    ------    ------

Net sales..............................      100.0%    100.0%    100.0%
Costs of goods sold....................       64.1      63.9      62.7
Gross profit...........................       35.9      36.1      37.3
Selling expenses.......................        6.8       8.0       9.8
General and administrative expenses....        8.4       8.0       8.9
Research and development expenses......        3.0       3.2       4.0
Earnings from operations...............       17.7      16.9      14.6
Other (income) expense, net............        2.2       (.3)      1.3
Earnings before income taxes...........       15.5      17.2      13.3


1998 Compared with 1997

         Net Sales. Net sales increased $8,735,000, or 14.1%, to $70,792,000 in 1998 from $62,057,000 in 1997. International sales accounted for $1,137,000 (1.6% of total sales) for 1998 compared to $1,620,000 (2.6% of total sales) for 1997.

         The increase in sales is primarily attributed to the increase in sales of interdiction equipment including sales to the franchised cable market. Net sales included approximately $15,938,000 of interdiction equipment for 1998 compared to approximately $7,567,000 for 1997.

         Cost of Goods Sold. Cost of goods sold increased to $45,344,000 for 1998 from $39,656,000 for 1997, primarily due to increased volume, and increased as a percentage of sales to 64.1% from 63.9%. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products.

         Selling Expenses. Selling expenses decreased to $4,823,000 in 1998 from $4,964,000 in 1997, and decreased as a percentage of sales to 6.8% in 1998 from 8.0% in 1997. The decrease was primarily due to a decrease in commissions and promotional goods offset by an increase in shipping materials.

         General and Administrative Expenses. General and administrative expenses increased to $5,932,000 in 1998 from $4,974,000 for 1997 and increased as a percentage of sales to 8.4% in 1998 from 8.0% for 1997. The $958,000 increase can be attributed to an increase in the allowance for doubtful accounts along with an increase in the amortization of intangibles related to the acquisition of Scientific's Interdiction Business offset by a decrease in the accrual for executive bonuses. The increase in the allowance for doubtful accounts is primarily attributable to one account demonstrating the inability to pay within the third quarter.

         Research and Development Expenses. Research and development expenses increased 10.3% to $2,156,000 in 1998 from $1,954,000 in 1997. The $202,000 increase is primarily due to an increase in purchased materials for research and development and the reimbursement of costs incurred as a result of the termination of the Pacific Bell contract in 1997. Research and development expenses decreased as a percentage of sales to 3.0% from 3.2%.

         Operating Income. Operating income increased 19.3% to $12,537,000 for 1998 from $10,509,000 for 1997. Operating income as a percentage of sales increased to 17.7% in 1998 from 16.9% in 1997.

         Interest and Other Expenses. Other expenses in 1998 consisted of $1,596,000 of interest expense offset by $40,000 of interest income. Other income in 1997 consisted of $535,000 related to the final payment received from Pacific Bell as a result of the contract termination in July 1997, along with $60,000 of interest income offset by $414,000 of interest expense. The increase in interest expense is primarily attributed to increased borrowings under the Company's acquisition loan commitment.

         Income Taxes. The provision for income taxes for 1998 decreased to $3,868,000 from $4,276,000 for 1997 as a result of state tax credits available to the Company related to 1997 activity which also reduced the Company's effective tax rate to 39% from 40%.

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

         General and Administrative Expenses. General and administrative expenses increased to $4,974,000 in 1997 from $4,355,000 for 1996 but decreased as a percentage of sales to 8.0% in 1997 from 8.9% for 1996. The $619,000 increase can be primarily attributable to an increase in the accrual for executive bonuses in connection with the implementation of the Company's Executive Officer Bonus Plan and an increase in the allowance for doubtful accounts related to the increase in sales volume.

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

Inflation and Seasonality

         Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 1998 were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

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

         All IT systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are underway with approximately 60% of the systems already compliant. IT systems are expected to be fully compliant by the end of the second quarter of 1999. Inventories and assessments of non-IT systems have been completed. Progress of the Year 2000 compliance program is continuously being monitored by senior management.

         The Company has identified critical suppliers, customers and other third parties and has surveyed their Year 2000 remediation programs. Risk assessments and contingency plans, where necessary, will be finalized in the first quarter of 1999.

         Incremental costs directly related to Year 2000 issues are estimated to be $300,000 to be incurred between 1998 and 2000, of which $240,000 (or 80%) has been spent to date. Approximately 90% of the total estimated spending represents costs to modify existing systems. Costs incurred prior to 1998 were immaterial. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of suppliers, customers or other third parties.

         The Company's most likely potential risk is the inability of some customers to order and pay on a timely basis. In addition, the Company has several foreign suppliers, which, if not in compliance, would cause the Company to utilize more expensive suppliers resulting in reduced margins. Contingency plans for Year 2000-related interruptions are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems and identification of alternate suppliers. All plans are expected to be completed by the end of the second quarter of 1999.

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

Liquidity and Capital Resources

         As of December 31, 1998 and 1997, the Company's working capital was $17,049,000 and $26,055,000, respectively. The decrease in working capital is attributable primarily to the Company's acquisition of Scientific's Interdiction Business resulting in $19,000,000 outstanding under the acquisition loan commitment. Historically, the Company has satisfied its cash requirements primarily from net cash provided by operating activities and from borrowings under its line of credit.

         The Company's net cash provided by operating activities for the period ended December 31, 1998 was $921,000 as a result of the Company's net earnings offset by $4,147,000 to fund the increase in inventory and $3,456,000 related to the increase in accounts receivable, compared to cash provided by operating activities for the period ended December 31, 1997 of $2,290,000.

         Cash used in investing activities was $19,879,000. $19,000,000 was utilized for the acquisition of Scientific's Interdiction Business, and $879,000 is attributable to capital expenditures for new equipment. The Company purchased automated assembly and test equipment, along with computer hardware and software. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 1999.

         Cash provided by financing activities was $18,945,000 for the period ended December 31, 1998, comprised primarily of $19,000,000 in proceeds from the Company's acquisition loan commitment.

         In October, 1997, the Company executed a new $15 million revolving line of credit with its bank, on which funds may be borrowed at the bank's overnight base rate ("OBR") plus a margin ranging from .95% to 2.45%, depending upon the calculation of certain financial covenants (7.95% at December 31, 1998). As of December 31, 1998, the Company had $1.8 million outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. In addition, the Company has an acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. The acquisition loan commitment had been $15 million until March, 1998 when it was increased to $20 million to accommodate the acquisition of Scientific's Interdiction Business. Funds may be borrowed under the acquisition loan commitment at OBR plus a margin ranging from 1.25% to 2.75%, depending upon the calculation of certain financial covenants. At December 31, 1998, there was $19 million outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1999. The Company is currently in the final stages of negotiations to renew the line of credit and acquisition loan commitment with interest rates based upon LIBOR plus a variable margin. When executed, the renewed line of credit and acquisition loan commitment (and LIBOR-based interest rate) will be effective as of February 1, 1999.

         On February 3, 1999, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000. The swap agreement has a maturity date of June 3, 2002 and requires the Company to make fixed rate interest payments on the notional amount of 8.01% per annum in exchange for floating rate payments equal to LIBOR plus 2.55%. The Company is exposed to credit risk in the unlikely event of the nonperformance by the counterparties. Interest to be paid or received is accrued over the life of the agreement at the net effective interest rate for the swap and corresponding debt instrument.

         The Company currently anticipates that the cash generated from operations, existing cash balances and amounts available under its existing or a replacement line of credit, will be sufficient to satisfy its foreseeable working capital needs.

New Accounting Pronouncements

         In June, 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement is effective in the year 2000. The Company will be reviewing this pronouncement to determine its applicability to the Company, if any.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At December 31, 1998 and 1997 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $20,827,000 and $1,278,000, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $156,000 and $10,000, respectively, on the Company's earnings and cash flows based upon these year-end debt levels. To ameliorate these risks, in February, 1999, the Company entered into an interest rate Swap Agreement with a notional amount of $10,000,000. The specific terms of the Swap Agreement are more fully discussed above in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                                    PART III

ITEMS 10. through 13.  INCORPORATED BY REFERENCE

         The information called for by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held May 6, 1999, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates. Note that the sections in the definitive proxy statement entitled "Report of Compensation Committee on Executive Compensation Policies" and "Comparative Stock Performance" pursuant to Regulation S-K, Item 402(a)(9), are not deemed "soliciting material" or "filed" as part of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)      Financial Statements and Supplementary Data.

        Report of Independent Certified Public Accountants, BDO Seidman, LLP....... 26
        Consolidated Balance Sheets as of December 31, 1998 and 1997............... 27
        Consolidated Statements of Earnings for the Years Ended December 31, 1998,
        1997 and 1996.............................................................. 28
        Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1998, 1997 and 1996........................................... 29
        Consolidated Statements of Cash Flows for the Years Ended December 31,
        1998, 1997 and 1996........................................................ 30
        Notes to Consolidated Financial Statements................................. 31

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

(b)    No reports on Form 8-K were filed in the quarter ended December 31, 1998.

(c)    Exhibits:


Exhibit #              Description                         Location
---------              -----------                         --------
   3.1     Restated Certificate of               Incorporated by reference
           Incorporation of Blonder Tongue       from Exhibit 3.1 to
           Laboratories, Inc.                    Registrant's S-1
                                                 Registration Statement No.
                                                 33-98070 originally filed
                                                 October 12, 1995, as amended.

   3.2     Restated Bylaws of Blonder Tongue     Incorporated by reference
           Laboratories, Inc.                    from Exhibit 3.2 to
                                                 Registrant's S-1
                                                 Registration Statement No.
                                                 33-98070 originally filed
                                                 October 12, 1995, as amended.

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

   10.1    Consulting Agreement, dated           Incorporated by reference
           January 1, 1995, between Blonder      from Exhibit 10.3 to
           Tongue Laboratories, Inc. and         Registrant's S-1
           James H. Williams.                    Registration Statement No.
                                                 33-98070 originally filed
                                                 October 12, 1995, as amended.

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

   10.4    Amended and Restated 1996 Director    Incorporated by reference
           Option Plan.                          from Appendix B to
                                                 Registrant's Proxy Statement
                                                 for its 1998 Annual Meeting of
                                                 Stockholders originally filed
                                                 March 27, 1998.

   10.5    Employment Agreement, dated August    Incorporated by reference
           1, 1995, between Blonder Tongue       from Exhibit 10.9 to
           Laboratories, Inc. and Daniel J.      Registrant's S-1
           Altiere.                              Registration Statement No.
                                                 33-98070 originally filed
                                                 October 12, 1995, as amended.

   10.6    Form of Indemnification Agreement     Incorporated by reference
           entered into by Blonder Tongue        from Exhibit 10.10 to
           Laboratories, Inc. in favor of        Registrant's S-1
           each of its Directors and Officers.   Registration Statement No.
                                                 33-98070 originally filed
                                                 October 12, 1995, as amended.

  10.7     VideoCipher(R) IICM Commercial        Incorporated by reference
           Descrambler Module Master Purchase    from Exhibit 10.11 to
           and License Agreement, dated          Registrant's S-1
           August 23, 1990, between Blonder      Registration Statement No.
           Tongue Laboratories, Inc. and         33-98070 originally filed
           Cable/Home Communication Corp.        October 12, 1995, as amended.

Exhibit #              Description                         Location
---------              -----------                         --------
  +10.8    Patent License Agreement, dated       Incorporated by reference
           August 21, 1995, between Blonder      from Exhibit 10.12 to
           Tongue Laboratories, Inc. and         Registrant's S-1
           Philips Electronics North America     Registration Statement No.
           Corporation.                          33-98070 originally filed
                                                 October 12, 1995, as amended.

  +10.9    Interdiction Technology License       Incorporated by reference
           Agreement, dated August 21, 1995,     from Exhibit 10.13 to
           between Blonder Tongue                Registrant's S-1
           Laboratories, Inc. and Philips        Registration Statement No.
           Broadband Networks, Inc.              33-98070 originally filed
                                                 October 12, 1995, as amended.

  10.10    401(k) Savings & Investment           Incorporated by reference
           Retirement Plan.                      from Exhibit 10.21 to S-1
                                                 Registration Statement No.
                                                 33-98070 originally filed
                                                 October 12, 1995, as amended.

  10.11    Bargaining Unit Pension Plan.         Incorporated by reference
                                                 from Exhibit 10.22 to S-1
                                                 Registration Statement No.
                                                 33-98070 originally filed
                                                 October 12, 1995, as amended.

  10.12    Mortgage, Assignment of Leases,       Incorporated by reference
           and Security Agreement dated May      from Exhibit 10.2 to
           23, 1996 by Blonder Tongue            Registrant's Quarterly
           Laboratories, Inc. in favor of        Report on Form 10-Q for the
           CoreStates Bank, N.A., successor      period ended June 30, 1996,
           to Meridian Bank.                     filed August 14, 1996.

  10.13    Real Estate Loan Note dated May       Incorporated by reference
           23, 1996 from Blonder Tongue          from Exhibit 10.3 to
           Laboratories, Inc. in favor of        Registrant's Quarterly
           CoreStates Bank, N.A., successor      Report on Form 10-Q for the
           to Meridian Bank.                     period ended June 30, 1996,
                                                 filed August 14, 1996.

  10.14    Allonge to Real Estate Loan Note,     Incorporated by reference
           dated September 26, 1996 from         from Exhibit 10.3 to
           Blonder Tongue Laboratories, Inc.,    Registrant's Quarterly
           in favor of CoreStates Bank, N.A.,    Report on Form 10-Q for the
           successor to Meridian Bank.           period ended September 30,
                                                 1996, filed November 14, 1996.

  +10.15   License Agreement dated November      Incorporated by reference
           12, 1996 between Blonder Tongue       from Exhibit 10.31 to
           Laboratories, Inc. and Houston        Registrant's Annual Report
           Tracker Systems, Inc.                 on Form 10-K for fiscal year
                                                 ended December 31, 1996,
                                                 filed March 27, 1997.

  10.16    Executive Officer Bonus Plan          Incorporated by reference
                                                 from Exhibit 10.3 to
                                                 Registrant's Quarterly
                                                 Report on Form 10-Q for the
                                                 period ended March 31, 1997.

  10.17    Second Amendment to 1995 Long Term    Incorporated by reference
           Incentive Plan                        from Appendix A to
                                                 Registrant's Proxy Statement
                                                 for its 1998 Annual Meeting of
                                                 Stockholders originally filed
                                                 March 27, 1998.

  10.18    Third Amended and Restated Loan       Incorporated by reference
           Agreement dated October 29, 1997      from Exhibit 10.18 to
           between Blonder Tongue                Registrant's Annual Report
           Laboratories, Inc. and CoreStates     on Form 10-K for fiscal year
           Bank, N.A.                            ended December 31, 1997,
                                                 filed March 27, 1998.

  10.19    Third Amended and Restated Line of    Incorporated by reference
           Credit Note dated October 29, 1997    from Exhibit 10.19 to
           by Blonder Tongue Laboratories,       Registrant's Annual Report
           Inc. in favor of CoreStates Bank,     on Form 10-K for fiscal year
           N.A.                                  ended December 31, 1997,
                                                 filed March 27, 1998.

    21     Subsidiaries of Blonder Tongue        Filed herewith.
           Laboratories, Inc.

    23     Consent of BDO Seidman, LLP           Filed herewith.

    27     Financial Data Schedule               Electronic filing only.

------------------
     +Certain portions of exhibit have been afforded confidential treatment by the Securities and Exchange Commission.

(d)   Financial Statement Schedules:
      Report of BDO Seidman, LLP on financial statement schedule.

      The following financial statement schedule is included on page 47 of this Annual Report on Form 10-K:
      Schedule II. Valuation and Qualifying Accounts and Reserves

      All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the applicable instructions or are inapplicable and therefore have been omitted.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants, BDO Seidman, LLP....    26

Consolidated Balance Sheets as of December 31, 1998 and 1997............    27

Consolidated Statements of Earnings for the Years Ended December 31,
1998, 1997 and 1996.....................................................    28

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1998, 1997 and 1996........................................    29

Consolidated Statements of Cash Flows for the Years Ended December 31,
1998, 1997 and 1996.....................................................    30

Notes to Consolidated Financial Statements..............................    31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




BDO Seidman, LLP
Woodbridge, New Jersey

February 12, 1999

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                              December 31,
                                                          --------------------
                                                            1998        1997
                                                          --------    --------
         Assets (Note 4)

Current assets:
   Cash ...............................................   $    542    $    555
   Accounts receivable, net of allowance for doubtful
   accounts of $1,201 and $607, respectively ..........     15,988      13,130
   Inventories (Note 2) ...............................     24,540      17,875
   Other current assets ...............................        597         318
   Deferred income taxes (Note 13) ....................      1,445       1,054
                                                          --------    --------
      Total current assets ............................     43,112      32,932
Property, plant and equipment, net of accumulated
   depreciation and amortization (Notes 3 and 5) ......      7,968       7,721
Patents, net (Note 11) ................................      4,115         176
Goodwill, net (Note 11) ...............................     13,157         274
Other assets ..........................................      1,299       1,169
                                                          --------    --------
                                                          $ 69,651    $ 42,272
                                                          ========    ========

         Liabilities and Stockholders' Equity

Current liabilities:
   Revolving line of credit (Note 4) ..................   $  1,827    $   --
   Current portion of long-term debt, including related
   party debt of $1,278 in 1997 (Note 4) ..............     19,494       1,866
   Accounts payable ...................................      2,134       2,305
   Accrued compensation ...............................      1,287       1,606
   Other accrued expenses .............................        933         929
   Income taxes (Note 13) .............................        388         171
                                                          --------    --------
      Total current liabilities .......................     26,063       6,877
                                                          --------    --------
Deferred income taxes (Note 13) .......................        227         412
Long-term debt (Note 4) ...............................      2,865       3,188
Commitments and contingencies (Notes 5, 6 and 7) ......         --          --
Stockholders' equity (Notes 9, 10, 11 and 12):
   Preferred stock, $.001 par value; authorized 5,000
   shares; no shares outstanding ......................         --          --
   Common stock, $.001 par value; authorized 25,000
   shares, 8,370 shares issued at December 31, 1998 and          8           8
   8,273 shares issued at December 31, 1997
   Paid-in capital ....................................     23,743      21,802
   Retained earnings ..................................     17,596      10,483
   Treasury stock at cost, 81 shares at December 31,
   1998 and 40 at December 31, 1997 (Note 9) ..........       (851)       (498)
                                                          --------    --------
      Total stockholders' equity ......................     40,496      31,795
                                                          --------    --------
                                                          $ 69,651    $ 42,272
                                                          ========    ========


         See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)




                                                      Year Ended December 31,
                                                  --------------------------------
                                                    1998        1997        1996
                                                  --------    --------    --------

Net sales .....................................   $ 70,792    $ 62,057    $ 48,862
Cost of goods sold ............................     45,344      39,656      30,613
                                                  --------    --------    --------
   Gross profit ...............................     25,448      22,401      18,249
                                                  --------    --------    --------
Operating expenses:
   Selling expenses ...........................      4,823       4,964       4,780
   General and administrative .................      5,932       4,974       4,355
   Research and development ...................      2,156       1,954       1,972
                                                  --------    --------    --------
                                                    12,911      11,892      11,107
                                                  --------    --------    --------
Earnings from operations ......................     12,537      10,509       7,142
                                                  --------    --------    --------

Other income (expense):
   Interest expense ...........................     (1,596)       (414)       (658)
   Other income  ..............................         40         595          --
                                                  --------    --------    --------
                                                    (1,556)        181        (658)
                                                  --------    --------    --------
Earnings before income taxes ..................     10,981      10,690       6,484
Provision for income taxes (Note 13) ..........      3,868       4,276       2,601
                                                  --------    --------    --------
   Net earnings ...............................   $  7,113    $  6,414    $  3,883
                                                  ========    ========    ========
Basic earnings per share (Note 10) ............   $   0.86    $   0.78    $   0.48
                                                  ========    ========    ========
Basic weighted average shares outstanding
  (Note 10) ...................................      8,292       8,227       8,144
                                                  ========    ========    ========
Diluted earnings per share (Note 10) ..........   $   0.84    $   0.77    $   0.47
                                                  ========    ========    ========
Diluted weighted average shares outstanding
  (Note 10) ...................................      8,471       8,375       8,300
                                                  ========    ========    ========


        See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)


                                        Common Stock
                                   ---------------------
                                                             Paid-in      Retained     Treasury
                                    Shares       Amount      Capital      Earnings       Stock         Total
                                   --------     --------     -------      --------     --------      --------
Balance at January 1, 1996 .....      7,919     $      8     $ 19,546     $    186     $     --      $ 19,740
  Proceeds from sale of stock ..        182           --        1,606           --           --         1,606
  Proceeds from exercise of
  stock options ................         84           --          261           --           --           261
  Issuance of common stock in
  exchange for investment ......          8           --           86           --           --            86
  Net earnings .................         --           --           --        3,883           --         3,883
                                   --------     --------     --------     --------     --------      --------
Balance at December 31, 1996 ...      8,193            8       21,499        4,069           --        25,576
  Proceeds from exercise of
  stock options ................         80           --          303           --           --           303
  Acquisition of treasury stock          --           --           --           --         (498)         (498)
  Net earnings .................         --           --           --        6,414           --         6,414
                                   --------     --------     --------     --------     --------      --------
Balance at December 31, 1997 ...      8,273            8       21,802       10,483         (498)       31,795
  Proceeds from exercise of
  stock options ................         29           --          166           --           --           166
  Acquisition of treasury stock          --           --           --           --         (353)         (353)
  Issuance of common stock for
  acquired business ............         68           --        1,000           --           --         1,000
  Issuance of warrant for
  acquired business ............         --           --          775           --           --           775
  Net earnings .................         --           --           --        7,113           --         7,113
                                   --------     --------     --------     --------     --------      --------
Balance at December 31, 1998 ...      8,370     $      8     $ 23,743     $ 17,596     $   (851)     $ 40,496
                                   ========     ========     ========     ========     ========      ========


         See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             Year Ended December 31,
                                                                         --------------------------------
                                                                           1998        1997        1996
                                                                         --------    --------    --------
Cash Flows From Operating Activities:
   Net earnings ......................................................   $  7,113    $  6,414    $  3,883
   Adjustments to reconcile net earnings to cash
   provided by (used in) operating activities:
      Depreciation and amortization ..................................      2,365       1,130       1,099
      Provision for doubtful accounts ................................        598         327         135
      Deferred income taxes ..........................................       (576)       (518)       (469)
      Changes in operating assets and liabilities, net of acquisition:
        Accounts receivable ..........................................     (3,456)     (4,470)         33
        Inventories ..................................................     (4,147)     (1,847)     (2,638)
        Other current assets .........................................       (279)         85         503
        Other assets .................................................       (428)        (10)       (184)
        Income taxes .................................................        217        (452)         97
        Accounts payable and accrued expenses ........................       (486)      1,631      (2,993)
                                                                         --------    --------    --------
         Net cash provided by (used in) operating
           activities ................................................        921       2,290        (534)
                                                                         --------    --------    --------
Cash Flows From Investing Activities:
   Capital expenditures ..............................................       (879)     (1,424)     (1,471)
   Acquisition of licenses ...........................................       --          (163)       (492)
   Acquisition of business ...........................................    (19,000)       --          --
                                                                         --------    --------    --------
         Net cash used in investing activities .......................    (19,879)     (1,587)     (1,963)
                                                                         --------    --------    --------
Cash Flows From Financing Activities:
   Net borrowings (repayments) under revolving line of
     credit ..........................................................      1,827      (1,176)     (1,533)
   Repayments of borrowings from stockholders ........................       --          (313)       --
   Proceeds from long-term debt ......................................     19,199         683       3,422
   Repayments of long-term debt ......................................     (1,894)       (487)       (396)
   Proceeds from sale of common stock ................................       --          --         1,606
   Proceeds from exercise of stock options ...........................        166         303         261
   Acquisition of treasury stock .....................................       (353)       (498)       --
                                                                         --------    --------    --------
         Net cash provided by (used in) financing activities .........     18,945      (1,488)      3,360
                                                                         --------    --------    --------
Net (Decrease) Increase In Cash ......................................        (13)       (785)        863
Cash, beginning of year ..............................................        555       1,340         477
                                                                         --------    --------    --------
Cash, end of year ....................................................   $    542    $    555    $  1,340
                                                                         ========    ========    ========
Supplemental Cash Flow Information:
   Cash paid for interest ............................................   $  1,261    $    397    $    650
   Cash paid for income taxes ........................................      4,276       5,251       2,681
                                                                         ========    ========    ========
Non-cash transactions:
   Common stock issued for acquired business .........................   $  1,000    $     --      $   --
   Warrant issued for acquired business ..............................        775          --          --
   Issuance of common stock in exchange for investment ...............         --          --          86
                                                                         ========    ========    ========

         See accompanying notes to consolidated financial statements

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

(b)   Inventories

      Inventories are stated at the lower of cost, determined by the first-in, first-out ("FIFO") method, or market.

(c)   Property, Plant and Equipment

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

(d)   Income Taxes

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

(e)   Intangible Assets

      Intangible assets totaling $18,571 and $1,617 as of December 31, 1998 and 1997, respectively, consist of goodwill, prepaid licensing fees, and acquired patent rights, and are carried at cost less accumulated amortization. Amortization is computed utilizing the straight-line method over the estimated useful life of the respective asset, 3 to 15 years. Accumulated amortization was $1,985 and $724 for 1998 and 1997, respectively.

(f)   Long-Lived Assets

      The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets based on non-discounted cash flows. No impairment losses have been recorded through December 31, 1998.

(g)   Statements of Cash Flows

      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 1998, 1997 and 1996.

(h)   Research and Development

      Research and development expenditures for the Company's projects are expensed as incurred.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


(i)   Revenue Recognition

      The Company records revenues when products are shipped. Customers do not have a right to return products shipped.

(j)   Earnings Per Share

      During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which provides for the calculation of "basic" and "diluted" earnings per share. This Statement, effective for financial statements issued for periods ended after December 15, 1997, required restatement of all prior-period earnings per share data presented. Basic earnings per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. All periods presented have been restated to comply with the provisions of SFAS 128.

(k)   Treasury Stock

      Treasury Stock is recorded at cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

(l)   Derivative Financial Instruments

      The Company utilizes interest rate swaps to manage interest rate exposures. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The Company does not hold or issue financial instruments for trading purposes.

(m)   Significant Risks and Uncertainties

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

      Approximately 62% of the Company's employees are covered by a three year collective bargaining agreement, which expires in February, 2002.

      The Company estimates that Headend products accounted for approximately 70% of the Company's revenues in 1998, 80% in 1997 and 84% in 1996. Any substantial decrease in sales of Headend products could have a material adverse effect on the Company's results of operations and financial condition.

      The Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher(R) and DigiCipher(R) encryption systems manufactured by General Instrument Corporation, which are standard encryption methodology employed on U.S. C-Band and Ku-Band transponders and EchoStar digital satellite receiver decoders, which are specifically designed to work with the DISH Network(TM) and Hughes Network Systems digital satellite receivers for delivery of DIRECTV(TM) programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company's operating results. The Company does not have a supply agreement with General Instrument Corporation or any other supplier. The Company submits purchase orders to its suppliers on an as-needed basis.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



(n)   New Accounting Pronouncements

      In June, 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement is effective in the year 2000. The Company will be reviewing this pronouncement to determine its applicability to the Company, if any.

Note 2 - Inventories

Inventories are summarized as follows:
                                                       December 31,
                                                   --------------------
                                                     1998         1997
                                                   -------      -------

Raw materials..................................    $ 9,550      $ 8,740
Work in process................................      2,463        2,907
Finished goods.................................     12,527        6,228
                                                   -------      -------
                                                   $24,540      $17,875
                                                   =======      =======

Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                                        December 31,
                                                     -------------------
                                                      1998        1997
                                                     -------     -------
Land...............................................  $ 1,000     $ 1,000
Building...........................................    3,361       3,361
Machinery and equipment............................    5,158       4,623
Furniture and fixtures.............................      395         391
Office equipment...................................      764         729
Building improvements..............................      466         415
                                                     -------     -------
                                                      11,144      10,519
Less:  Accumulated depreciation and amortization...   (3,176)     (2,798)
                                                     -------     -------
                                                     $ 7,968     $ 7,721
                                                     =======     =======

Note 4 - Debt

            In October, 1997, the Company executed a new $15,000 revolving line of credit with its bank, on which funds may be borrowed at the bank's overnight base rate ("OBR") plus a margin ranging from .95% to 2.45%, depending upon the calculation of certain financial covenants (7.95% at December 31, 1998). As of December 31, 1998, the Company had $1,800 outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. In addition, the Company has an acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. The acquisition loan commitment had been $15,000 until March, 1998 when it was increased to $20,000 to accommodate the acquisition of Scientific's Interdiction Business (See Note 11). Funds may be borrowed under the acquisition loan commitment at OBR plus a margin ranging from 1.25% to 2.75%, depending upon the calculation of certain financial covenants. At December 31, 1998, there was $19,000 outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1999. The Company is currently in negotiations to renew the line of credit and acquisition loan commitment with interest rates based upon LIBOR plus a variable margin.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



         The average amount outstanding on the line of credit during 1998 was $544 at a weighted average interest rate of 7.14%. The maximum outstanding under this facility was $4,110 in 1998.

         On May 24, 1996, the Company borrowed $2,800 for a ten year term secured by a mortgage against the Company's Old Bridge Facility. The loan bears interest at the fixed rate of 7.25% through May 1999 and may be negotiated to another fixed rate or remain variable for the remaining seven years of the loan.

Long-term debt consists of the following:

                                                              December 31,
                                                        -----------------------
                                                          1998           1997
                                                        -------        --------

Term loan with a bank bearing interest at
prime rate less 2%, payable in quarterly
installments through June, 1998 ..................      $     --       $    143

Term loan with a bank bearing interest at
7.25%, payable in monthly installments ...........         2,318          2,505

Loan with a bank bearing interest at OBR
plus 2.75%(a) ....................................        19,000             --

Term loans with stockholders bearing
interest at prime, due December 19, 1998(b) ......            --          1,278

Capital leases (Note 5) ..........................         1,041          1,128
                                                        --------       --------
                                                          22,359          5,054
Less:  Current portion ...........................       (19,494)        (1,866)
                                                        --------       --------
                                                        $  2,865       $  3,188
                                                        ========       ========

(a) The Company is in the final stages of negotiations of a term loan with a bank bearing interest at LIBOR plus a variable margin ranging from 1.05% to 2.55% based on certain financial ratios. When executed, the new term loan and interest rate will be effective as of February 1, 1999.

(b) $1,591 of the S Corporation distributions made after September 30, 1995 was lent back to the Company by the principal stockholders on an unsecured basis for a term of three years at an interest rate equal to the rate on the Company's line of credit. These loan agreements with the stockholders provide for payments of accrued interest on a monthly basis with the principal balance due in December, 1998. In 1997, the Company made prepayments of $313 on these notes. In January, 1998, the Company prepaid the balance due plus accrued interest in full satisfaction of these notes.

         The fair value of the debt approximates the recorded value based on the borrowing rates currently available for loans with similar terms and maturities.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


          Annual maturities of long-term debt at December 31, 1998 are:

                  1999..............     $19,494
                  2000..............         515
                  2001..............         464
                  2002..............         315
                  2003..............         187
                  Thereafter........       1,384
                                         -------
                                         $22,359
                                         =======

Note 5 - Commitments and Contingencies

Leases

         The Company leases certain factory and automotive equipment under noncancellable operating leases expiring at various dates through December 2002.

         Future minimum rental payments, required for all noncancellable leases are as follows:

                                                    Capital   Operating
                                                    -------   ---------
1999............................................    $ 378         $ 129
2000............................................      378            60
2001............................................      308            26
2002............................................      124            14
2003............................................       --             2
                                                    -----     ---------
Total future minimum lease payments.............    1,188         $ 231
                                                              =========
Less:  amounts representing interest............     (147)
                                                    -----
Present value of minimum lease payments.........   $1,041
                                                    =====

         Property, plant and equipment included capitalized leases of $1,533, less accumulated amortization of $449, at December 31, 1998, and $1,331, less accumulated amortization of $183, at December 31, 1997.

         Rent expense, net of sublease income was $12, $31 and $77 for the years ended December 31, 1998, 1997 and 1996 respectively. Rent expense was $12, $43 and $79 for the years ended December 31, 1998, 1997 and 1996, respectively.

Litigation

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



Note 6 - Benefit Plans

Defined Contribution Plan

         The Company has a defined contribution plan covering all full time non-union employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee's salary deferral. The Company's contributions to this plan were $122, $59 and $54 for the years ended December 31, 1998, 1997 and 1996, respectively.

Defined Benefit Pension Plan

         Substantially all union employees who meet certain requirements of age, length of service and hours worked per year are covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service. Net periodic pension cost for this plan includes the following components:

                                                            December 31,
                                                   ----------------------------
      Components of net periodic pension cost:      1998       1997       1996
                                                    ----       ----       ----
      Service cost............................     $118        $ 81       $ 78
      Interest cost...........................       64          56         49
      Actual return on plan assets............      (57)        (90)       (63)
      Recognized net actuarial loss...........        6          42         29
                                                   ----        ----       ----
      Net periodic pension cost...............     $131        $ 89       $ 93
                                                   ====        ====       ====

         The funded status of the plan and the amounts recorded in the Company's consolidated balance sheets are as follows:

                                                         December 31,
                                                       ---------------
                                                       1998      1997
                                                       -----     -----
      Change in benefit obligation:
      Benefit obligation at beginning of year......    $ 862     $ 753
      Service cost.................................      118        81
      Interest cost................................       64        56
      Amendment to discount rate...................       86        --
      Actuarial loss...............................       --       104
      Benefits paid................................      (24)     (132)
                                                       -----     -----
      Benefit obligation at end of year............    1,106       862
                                                       -----     -----

      Change in plan assets:
      Fair value of plan assets at beginning of
      year.........................................      762       681
      Actual return on plan assets.................       57        90
      Employer contribution........................      120       123
      Benefits paid................................      (24)     (132)
                                                       -----     -----
      Fair value of plan assets at end of year.....      915       762
                                                       -----     -----

      Funded status................................     (191)     (100)
      Unrecognized net actuarial loss..............      360       290
      Unrecognized net transition liability........      (79)      (89)
                                                       -----     -----
      Prepaid benefit cost.........................    $  90     $ 101
                                                       =====     =====

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


Key economic assumptions used in these determinations were:

                                                        December 31,
                                                       -------------
                                                       1998     1997
                                                       ----     ----
      Discount rate................................    7.0%     7.5%
      Expected long-term rate of return............    7.0%     7.0%

Note 7 - Related Party Transactions

         On January 1, 1995, the Company entered into a consulting and non-competition agreement for a period of five years with a director, who is also the largest stockholder. During this period, the director will provide consulting services on various operational and financial issues and is currently paid at an annual rate of $130 but in no event is such amount permitted to exceed $150. The director also agreed to keep all Company information confidential and will not compete directly or indirectly with the Company for the term of the agreement and for a period of two years thereafter.

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

         Credit risk with respect to trade accounts receivable is concentrated with ten of the Company's customers. These customers accounted for approximately 48% and 64% of the Company's outstanding trade accounts receivable at December 31, 1998 and 1997, respectively. These customers are distributors of telecommunications and private cable television components, and providers of private cable television service. The Company performs ongoing credit evaluations of its customers' financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company's operations.

         For the year ended December 31, 1998, the Company's largest customer accounted for approximately 10% of the Company's sales. At December 31, 1998, this customer accounted for approximately 2% of the Company's outstanding trade accounts receivable. Management believes these amounts to be collectible. A different customer accounted for approximately 16% of the Company's sales in 1997 while a third customer accounted for approximately 17% of the Company's sales in 1996.

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



Stock Repurchase Program

         On April 1, 1997, the Company announced that its Board of Directors authorized management to purchase up to 100 shares of its common stock. Purchases will be made from time to time in the open market, and it is expected that the funding of this program will come from operating cash flow and existing bank facilities. As of December 31, 1998, the Company had repurchased 81 shares under this new program.

Note 10 - Earnings Per Share

         Basic and diluted earnings per share for each of the three years ended December 31, 1998, 1997 and 1996 are calculated as follows:


                                                 Net Income        Shares           Per Share
                                                (Numerator)     (Denominator)         Amount
                                                ----------------------------------------------
For the year ended December 31, 1998:

  Basic earnings per share ..................      $7,113           8,292              $0.86

  Effect of assumed conversion of employee
  stock options .............................          --             179
                                                ----------------------------------------------

  Diluted earnings per share ................      $7,113           8,471              $0.84
                                                ==============================================

For the year ended December 31, 1997:

  Basic earnings per share ..................      $6,414           8,227              $0.78

  Effect of assumed conversion of employee
  stock options .............................          --             148
                                                ----------------------------------------------

  Diluted earnings per share ................      $6,414           8,375              $0.77
                                                ==============================================

For the year ended December 31, 1996:

  Basic earnings per share ..................      $3,883           8,144              $0.48

  Effect of assumed conversion of employee
  stock options .............................          --             156
                                                ----------------------------------------------

  Diluted earnings per share ................      $3,883           8,300              $0.47
                                                ==============================================

Note 11 - Acquisition

         On March 26, 1998, the Company acquired all of the assets and technology rights of the interdiction business (the "Interdiction Business") of Scientific-Atlanta, Inc. ("Scientific") for a purchase price consisting of (i) $19,000 in cash, (ii) 68 shares of the Company's common stock, (iii) a warrant to purchase 150 additional shares of the Company's common stock at an exercise price of $14.25 per share and (iv) assumption by the Company of certain obligations under executory contracts with vendors and customers and certain warranty obligations and current liabilities of the Interdiction Business. The Interdiction Business generated approximately

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


$16,000 in revenues for the prior twelve month period. The Company believes that Scientific's interdiction products, which have been engineered primarily to serve the franchised cable market, will supplement the Company's VideoMask(TM) products, which are primarily focused on the Private Cable market. In addition, the Company expects that the technology acquired as part of the Interdiction Business will enhance its ability to design products that meet the specific needs of all cable providers, while improving its position in the franchised cable market.

         The acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board No. 16 with the net assets recorded at fair market value and operations included in the financial statements from the date of acquisition. The allocation of the purchase price was recorded to inventory $2,518, property, plant and equipment $472, patents $4,200, and goodwill $13,585.

         The following table presents the unaudited pro forma results of operations as though the acquisition of Scientific-Atlanta, Inc.'s Interdiction Business occurred on January 1, 1997:

                                           Year Ended December 31,
                                           -----------------------
                                              1998         1997
                                            -------       ------
           Net sales                        $76,782      $77,833
           Earnings from operations          13,682        8,829
           Net income                         8,251        4,565
           Basic earnings per share            1.00         0.55
           Diluted earnings per share          0.97         0.55

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

         Stockholders have previously approved a total of 750 shares of common stock for issuance under the 1995 Plan, as amended to date.

         In December, 1995, the stockholders of the Company approved the adoption of the Company's 1996 Director Option Plan (the "1996 Plan"). Under the 1996 Plan, Directors who within the preceding 12 months have not been employed by the Company and have not served as a consultant to the Company where annual compensation exceeds $100, are eligible to receive options to purchase 0.5 shares of the Company's Common Stock for each year of service on the Board. The exercise price for such shares is the fair market value thereof on the date of grant (which is December 31 of each year) and the options are subject to a one-year vesting requirement. The options become exercisable, in whole or in part, during the second through sixth years from the date of grant. Under the 1996 Plan the grant of options is automatic to each eligible Director serving on December 31 of any year provided the Director had served in such capacity since June 30 of such year. A maximum of 25 shares may be awarded under the 1996 Plan which expires January 2, 2006. The plan is administered by a committee presently comprised of James A. Luksch and Robert J. Palle, Jr.

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

         In 1996, the Board of Directors granted a non-plan, non-qualified option for 10 shares to an individual, who was not an employee or director of the Company at the time of the grant. The option was originally exercisable at $10.25 per share and expires in 2006. This option was repriced to $6.88 per share on September 17, 1998.

Stock Option Repricing

         During the third quarter of 1998, the Compensation Committee of the Board of Directors observed that, despite the strong financial performance of the Company over the past several months attributable to the contributions of the Company's employees, officers and Directors, the market price of the Company's Common Stock had recently declined significantly due to market forces and other outside factors. The decline in the Company's stock price caused many of its outstanding stock options granted to employees, officers and Directors to have exercise prices above (in many cases significantly above) the current market price for the Common Stock. The

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



Compensation Committee was of the view that stock options with exercise prices well above the market value of the Company's Common Stock do not serve any incentive function and do not serve to retain employees of the Company. Accordingly, in an effort to ensure that the Company continues to provide meaningful, long-term incentive compensation to and retains its employees, officers and Directors through stock option grants, on September 4, 1998, the Compensation Committee recommended and the Board approve a repricing (the "Repricing") of all outstanding, unexercised stock options held by the Company's employees, officers and Directors having exercise prices exceeding the fair market value of the Common Stock as of September 17, 1998 (the "Affected Options"), provided, that no options would be repriced if the fair market value for the Common Stock exceeded $7.50 per share on September 17, 1998 (the "Effective Date"). The fair market value for the Common Stock as of the Effective Date was determined by the Board to be $6.88 per share (the "New Exercise Price"), which was the average of the high and low sales prices for the Common Stock on the American Stock Exchange on the Effective Date.

         All of the Company's optionholders were required to elect whether or not they wished to have their Affected Options repriced as of the Effective Date. Those who elected not to reprice their options retained their existing options without change. Those who elected to have their Affected Options repriced had such options cancelled as of the Effective Date, with new options (the "New Options") being granted as of such date on the same terms and in the same amounts except (i) all New Options have an exercise price equal to the New Exercise Price and (ii) the New Options retained the same vesting schedule as the options they replaced, except that (x) options which were already vested as of the Effective Date were treated as first becoming vested on the Effective Date and (y) in certain cases the vesting of a portion of the New Options was delayed in order to preserve the "incentive stock option" status of such options under the Internal Revenue Code.

         Neither James A. Luksch nor Robert J. Palle, Jr. elected to reprice any of their stock options in the Company. The Company has not conducted any other repricings of stock options during the last ten fiscal years.

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



                                           Weighted-                Weighted
                                           Average                  Average
                                1994       Exercise      1995       Exercise         1996     Weighted-Average
                              Plan (#)     Price ($)   Plan (#)     Price ($)      Plan (#)   Exercise Price ($)
                            -------------------------------------------------------------------------------------
 Shares under option:
   Outstanding at
      January 1, 1996           269           3.21        --            --            --               --
      Granted                    34          10.38       227          9.72             2             8.50
      Exercised                 (84)          3.10        --            --            --               --
      Canceled                   (6)          4.33        (2)         9.63            --               --
   Outstanding at
      December 31, 1996         213           4.36       225          9.72             2             8.50
      Granted                    --             --       254(a)       9.27            --(b)            --
      Exercised                 (67)          2.77       (12)         9.63            --               --
      Canceled                   (5)          4.33       (33)         9.35            --               --
   Outstanding at
      December 31, 1997         141           5.13       434          9.49             2             8.50
      Granted                     6           6.88       903          7.86            49             9.41
      Exercised                 (19)          3.23       (11)         9.63            --               --
      Canceled                   (6)          9.38      (665)         9.74           (25)           11.90
Outstanding at
      December 31, 1998         122           5.30       661          7.00            26             6.91
Options exercisable at
December 31, 1998                93           4.92       186          7.15             6             7.03
Weighted-average fair
value of options granted
during: 1996                  $6.36                    $6.27                       $5.53
        1997                     --                    $5.81                          --
        1998                  $4.67                    $5.42                       $4.88

------------
(a) Does not include options to purchase an aggregate of 30 shares of common stock which were conditionally granted by the Compensation Committee of the Board of Directors, subject to stockholder approval of an increase in the number of shares of common stock subject to issuance under the 1995 Plan.

(b) Does not include options to purchase an aggregate of 4 shares of common stock which were conditionally granted by the Board of Directors, subject to stockholder approval of the Amended 1996 Plan.

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


         The following table summarizes information about stock options outstanding at December 31, 1998:


                            Options Outstanding                                  Options Exercisable
--------------------------------------------------------------------------------------------------------------

                       Number of           Weighted-
                        Options            Average           Weighted-         Number         Weighted-
Range of Exercise    Outstanding at       Remaining           Average       Exercisable at     Average
    Prices ($)          12/31/98      Contractual Life   Exercise Price ($)    12/31/98    Exercise Price ($)
--------------------------------------------------------------------------------------------------------------
1994 Plan:

         2.57             41               5.6 years          2.57                41             2.57
         4.33             47               6.0                4.33                29             4.33
         6.88              6               7.9                6.88                 4             6.88
        10.59             28               2.6               10.59                19            10.59
                         ---                                                     ---
    2.57 to 10.59        122               5.2                5.30                93             4.92
                         ===                                                     ===


1995 Plan:

         6.88            640               8.1                6.88               172             6.88
        10.59             21               2.6               10.59                14            10.59
                         ---                                                     ---
6.88 to 10.59            661               7.9                7.00               186             7.15
                         ===                                                     ===

1996 Plan:

         6.88             25               8.5                6.88                 5             6.88
         8.50              1               4.0                8.50                 1             8.50
                         ---                                                     ---
                          26               8.5                6.91                 6             7.03
                         ===                                                     ===

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


                                      Year Ended December 31,
                                    ---------------------------
                                     1998        1997     1996
                                    ------      ------   ------
Net earnings - as reported          $7,113      $6,414   $3,883
Net earnings - pro forma             6,851       5,957    3,686
Basic earnings per share - as
reported                              0.86        0.78     0.48
Basic earnings per share - pro
forma                                 0.83        0.72     0.45
Diluted earnings per share - as
reported                              0.84        0.77     0.47
Diluted earnings per share - pro
forma                                 0.81        0.71     0.44

              BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


         The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:


                                            Year Ended December 31,
                                            -----------------------
                                             1998    1997    1996

                Expected volatility           61%     60%      65%
                Risk-free interest rate      5.6%    6.0%    6.45%
                Expected lives                8       6       6
                Dividend yield               none    none    none


Note 13 - Income Taxes

         The following summarizes the provision for income taxes:


                                               Year Ended December 31,
                                               -----------------------
                                                1998     1997    1996
                                               ------   ------  ------
Current:
  Federal..................................    $3,844   $3,707  $2,372
  State and local..........................       600    1,087     698
                                               ------   ------  ------
                                                4,444    4,794   3,070
Deferred:
  Federal..................................      (495)    (399)   (361)
  State and local..........................       (81)    (119)   (108)
                                               ------   ------  ------
                                                 (576)    (518)   (469)
                                               ------   ------  ------
Provision for income taxes.................    $3,868   $4,276  $2,601
                                               ======   ======  ======

         The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:


                                                         Year Ended December 31,
                                                      ----------------------------
                                                       1998       1997       1996
                                                      ------     ------     ------
Provision for Federal income taxes at the
statutory rate..................................      $3,734     $3,630     $2,205
State and local income taxes, net of Federal
benefit.........................................         549        641        391
Research and development credits................          --        (28)       (28)
Adjustment of prior year's accruals.............        (415)        --         --
Other, net......................................          --         33         33
                                                      ------     ------     ------
Provision for income taxes......................      $3,868     $4,276     $2,601
                                                      ======     ======     ======

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      December 31,
                                                  ------------------
                                                   1998        1997
                                                  ------      ------
Deferred tax assets:
  Allowance for doubtful accounts                 $  468      $  243
  Inventory                                          785         658
  Accrued vacation                                   233         179
  Other                                              117         123
                                                  ------      ------
    Total deferred tax assets                      1,603       1,203
                                                  ------      ------
Deferred tax liabilities:
  Tax accounting method                              (80)       (165)
  Depreciation                                      (305)       (396)
                                                  ------      ------
    Total deferred tax liabilities                  (385)       (561)
                                                  ------      ------
                                                  $1,218      $  642
                                                  ======      ======

Note 14 - Export Sales

         The Company exports its products to countries in North and South America, Europe, and Asia. The Company's export sales were approximately 2% in 1998, 3% in 1997, and 5% in 1996. The Company's export sales were concentrated to customers in North and South America for all periods presented.

Note 15 - Quarterly Financial Information - Unaudited


                                           1998 Quarters                        1997 Quarters
                                           -------------                        -------------
                              First     Second     Third     Fourth    First    Second     Third    Fourth
                             ------------------------------------------------------------------------------
Net sales                    $15,119   $20,525    $18,929   $16,219   $14,041   $15,575   $16,965   $15,476
Gross profit                   5,095     6,739      7,362     6,252     4,745     5,284     6,181     6,191
Net earnings                   1,005     1,776      2,274     2,058     1,130     1,510     2,098     1,676
Basic earnings per
  share                          .12       .21        .27       .25      0.14      0.18      0.26      0.20
Diluted earnings per
  share                          .12       .21        .27       .25      0.14      0.18      0.25      0.20

Note 16 - Subsequent Event

         On February 3, 1999, the Company entered into an interest rate swap agreement with a notional amount of $10,000. The swap agreement has a maturity date of June 3, 2002 and requires the Company to make fixed rate interest payments on the notional amount of 8.01% per annum in exchange for floating rate payments equal to LIBOR plus 2.55%. The Company is exposed to credit risk in the unlikely event of the nonperformance by the counterparties. Interest to be paid or received is accrued over the life of the agreement at the net effective interest rate for the swap and corresponding debt instrument.

               Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:



The audits referred to in our report dated February 12, 1999 relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP
Woodbridge, New Jersey


February 12, 1999

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
           SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              for the years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)


         Column A                  Column B              Column C               Column D       Column E
         --------                  --------              ---------              --------       --------
                                                         Additions

                                  Balance at       Charged     Charged
  Allowance for Doubtful          Beginning          to        to Other        Deductions      Balance at
         Accounts                 of Period       Expenses     Accounts        Write-Offs    End of Period
  ----------------------          ---------       --------     --------        ----------    -------------
Year ended December 31, 1998:        $607           $598          --               ($4)          $1,201

Year ended December 31, 1997:        $280           $366          --              ($39)            $607

Year ended December 31, 1996:        $205           $135          --              ($60)            $280

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BLONDER TONGUE LABORATORIES, INC.


Date:  March 30, 1999   By: /S/ JAMES A. LUKSCH
                            ---------------------------------------------------
                                James A. Luksch
                                President and Chief Executive Officer


                        By: /S/ PETER PUGIELLI
                            ---------------------------------------------------
                                Peter Pugielli, Senior Vice President - Finance Treasurer and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Name                                        Title                            Date
----                                        -----                            ----
 /S/ JAMES A. LUKSCH             Director, President and Chief           March 30, 1999
-----------------------------    Executive Officer (Principal
James A. Luksch                  Executive Officer)



 /S/ PETER PUGIELLI              Senior Vice President, Chief            March 30, 1999
-----------------------------    Financial Officer, Treasurer and
Peter Pugielli                   Assistant Secretary (Principal
                                 Financial Officer and Principal
                                 Accounting Officer)


 /S/ ROBERT J. PALLE, JR.        Director, Executive Vice                March 30, 1999
-----------------------------    President, Chief Operating
Robert J. Palle, Jr.             Officer and Secretary


 /S/ JOHN E. DWIGHT              Director and Senior Vice                March 30, 1999
-----------------------------    President
John E. Dwight


 /S/ JAMES H. WILLIAMS           Director                                March 30, 1999
-----------------------------
James H. Williams


 /S/ JAMES F. WILLIAMS           Director                                March 30, 1999
-----------------------------
James F. Williams


 /S/ ROBERT B. MAYER             Director                                March 30, 1999
-----------------------------
Robert B. Mayer


 /S/ GARY P. SCHARMETT           Director                                March 30, 1999
-----------------------------
Gary P. Scharmett


 /S/ ROBERT E. HEATON            Director                                March 30, 1999
-----------------------------
Robert E.  Heaton