Form 10-Q
period 1999-03-31
BLONDER TONGUE LABORATORIES INC
filed 1999-05-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________.

Commission file number 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       52-1611421
-------------------------------------------  ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Jake Brown Road, Old Bridge, New Jersey                08857
-------------------------------------------  ----------------------------------
 (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code:  (732) 679-4000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___
                                       ---

Number of shares of common stock, par value $.001, outstanding as of May 7, 1999: 8,290,803.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                     March 31,    December 31,
                                                                                      1999            1998
                                                                                   -----------    ------------
                                                                                   (unaudited)
              Assets (Note 4)
Current assets:
  Cash .......................................................................      $  1,253         $    542
  Accounts receivable, net of allowance for doubtful
  accounts of $1,213 and $1,201, respectively ................................        14,153           15,988
  Inventories (Note 2) .......................................................        25,408           24,540
  Other current assets .......................................................           744              597
  Deferred income taxes ......................................................         1,603            1,445
                                                                                    --------         --------
     Total current assets ....................................................        43,161           43,112
Property, plant and equipment, net of accumulated
  depreciation and amortization ..............................................         7,750            7,968
Patents, net .................................................................         4,030            4,115
Goodwill, net ................................................................        12,924           13,157
Other assets .................................................................         1,443            1,299
                                                                                    --------         --------
                                                                                    $ 69,308         $ 69,651
                                                                                    ========         ========
              Liabilities and Stockholders' Equity
Current liabilities:
  Revolving line of credit (Note 4) ..........................................      $  1,142         $  1,827
  Current portion of long-term debt ..........................................        19,496           19,494
  Accounts payable ...........................................................         1,538            2,134
  Accrued compensation .......................................................         1,420            1,287
  Other accrued expenses .....................................................           989              933
  Income taxes ...............................................................           844              388
                                                                                    --------         --------
     Total current liabilities ...............................................        25,429           26,063
                                                                                    --------         --------
Deferred income taxes ........................................................           190              227
Long-term debt (Note 4) ......................................................         2,750            2,865
Commitments and contingencies ................................................            --               --
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000 shares;
  no shares outstanding ......................................................            --               --
  Common stock, $.001 par value; authorized 25,000 shares, 8,370 shares issued
  at March 31, 1999 and December 31, 1998 ....................................             8                8
  Paid-in capital ............................................................        23,743           23,743
  Retained earnings ..........................................................        18,039           17,596
  Treasury stock at cost, 81 shares at March 31, 1999
  and December 31, 1998 ......................................................          (851)            (851)
                                                                                    --------         --------
     Total stockholders' equity ..............................................        40,939           40,496
                                                                                    --------         --------
                                                                                    $ 69,308         $ 69,651
                                                                                    ========         ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1999              1998
                                                   ------------    ------------

Net sales ..................................         $ 13,756          $ 15,119
Cost of goods sold .........................            8,990            10,024
                                                     --------          --------
  Gross profit .............................            4,766             5,095
                                                     --------          --------
Operating expenses:
  Selling expenses .........................            1,405             1,312
  General and administrative ...............            1,655             1,408
  Research and development .................              525               577
                                                     --------          --------
                                                        3,585             3,297
                                                     --------          --------
Earnings from operations ...................            1,181             1,798
                                                     --------          --------

Other income (expense):
  Interest expense .........................             (456)             (124)
  Interest income ..........................                1                 1
                                                     --------          --------
                                                         (455)             (123)
                                                     --------          --------
Earnings before income taxes ...............              726             1,675
Provision for income taxes .................              283               670
                                                     --------          --------
  Net earnings .............................         $    443          $  1,005
                                                     ========          ========
Basic earnings per share ...................         $    .05          $   0.12
                                                     ========          ========
Weighted average shares outstanding ........            8,290             8,243
                                                     ========          ========




          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                 ------------------------
                                                                                                    1999          1998
                                                                                                 ---------    ----------
Cash Flows From Operating Activities:
     Net earnings.........................................................................          $  443       $ 1,005
     Adjustments to reconcile net earnings to cash
     provided by operating activities:
       Depreciation and amortization......................................................             550           338
       Provision for doubtful accounts....................................................             170           195
       Deferred income taxes..............................................................            (195)         (335)
       Changes in operating assets and liabilities, net of acquisition:
         Accounts receivable..............................................................           1,664          (601)
         Inventories......................................................................            (868)       (1,045)
         Other current assets.............................................................            (147)          110
         Other assets.....................................................................             (73)         (250)
         Income taxes.....................................................................             456           930
         Accounts payable and accrued expenses............................................            (407)          270
                                                                                                    ------       -------
           Net cash provided by operating activities......................................           1,593           617
                                                                                                    ------       -------
Cash Flows From Investing Activities:
     Capital expenditures.................................................................             (84)         (202)
     Acquisition of Business..............................................................              --       (19,000)
                                                                                                    ------       -------
           Net cash used in investing activities..........................................             (84)      (19,202)
                                                                                                    ------       -------
Cash Flows From Financing Activities:
     Net borrowings under revolving line of credit........................................            (685)          718
     Proceeds from long-term debt.........................................................              10        19,111
     Repayments of long-term debt.........................................................            (123)       (1,484)
     Proceeds from exercise of stock options..............................................              --            95
                                                                                                    ------       -------
           Net cash (used in) provided by financing activities............................            (798)       18,440
                                                                                                    ------       -------
Net Increase (Decrease) In Cash...........................................................             711          (145)
Cash, beginning of period.................................................................             542           555
                                                                                                    ------       -------
Cash, end of period.......................................................................          $1,253       $   410
                                                                                                    ======       =======
Supplemental Cash Flow Information:
     Cash paid for interest...............................................................          $  447       $    85
     Cash paid for income taxes...........................................................              23            75
     Schedule of noncash investing and financing activities:
     Common stock issued for acquired business............................................          $   --       $ 1,000
     Warrants issued for acquired business................................................              --           775
                                                                                                    ======       =======


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)


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

     The results for the first quarter of 1999 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at March 31, 1999. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

Note 2 - Effect of New Accounting Pronouncements

     In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement is effective in the year 2000. The Company will be reviewing this pronouncement to determine its applicability to the Company, if any.

Note 3 - Inventories

     Inventories are summarized as follows:

                                                        March 31,    Dec. 31,
                                                          1999         1998
                                                        ---------    --------
Raw Materials.........................................    $ 7,195     $ 9,550
Work in process.......................................      4,477       2,463
Finished Goods........................................     13,736      12,527
                                                        ---------    --------
                                                          $25,408     $24,540
                                                        =========    ========

Note 4 - Line of Credit

     In October, 1997, the Company executed a new $15 million revolving line of credit with its bank, on which funds may be borrowed at the bank's overnight base rate ("OBR") plus a margin ranging from .95% to 2.45%, depending upon the calculation of certain financial covenants (7.58% at March 31, 1999). As of March 31, 1999, the Company had $1,142 outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. In addition, the Company has an acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. The acquisition loan commitment had been $15 million until March, 1998 when it was increased to $20 million to accommodate the acquisition of Scientific's Interdiction Business. Funds may be borrowed under the acquisition loan commitment at OBR plus a margin ranging from 1.25% to 2.75%, depending upon the calculation of certain financial covenants (7.88% at March 31, 1999). At March 31, 1999, there was $19 million outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1999. The Company is currently in negotiations to renew the line of credit and acquisition loan commitment with interest rates based upon LIBOR plus a variable margin.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Blonder Tongue undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (See Item 1:
Business and Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations).

First three months of 1999 Compared with first three months of 1998

     Net Sales. Net sales decreased $1,363,000, or 9.0%, to $13,756,000 in the first three months of 1999 from $15,119,000 in the first three months of 1998. International sales accounted for $5,000 for the first three months of 1999 compared to $509,000 (3.4% of total sales) for the first three months of 1998.

     The decrease in sales is primarily attributed to a decrease in demand for products in the multiple dwelling unit and hotel, motel and resort markets, including a decrease in sales of interdiction equipment. Net sales included approximately $2,412,000 of interdiction equipment for the first three months of 1999 compared to approximately $2,922,000 for the first three months of 1998.

     Cost of Goods Sold. Cost of goods sold decreased to $8,990,000 for the first three months of 1999 from $10,024,000 for the first three months of 1998 and also decreased as a percentage of sales to 65.4% from 66.3%. The decrease as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of higher margin products.

     Selling Expenses. Selling expenses increased to $1,405,000 for the first three months of 1999 from $1,312,000 in the first three months of 1998, primarily due to an increase in wages related to the increase in headcount as a result of the addition of the telemarketing department along with additional employees in the marketing department in order to accomplish the Company's objective of increasing market penetration. This increase was offset by a decrease in commissions due to the overall reduction in sales along with the termination of the Company's independent sales representatives in the first quarter of 1998.

     General and Administrative Expenses. General and administrative expenses increased to $1,655,000 for the first three months of 1999 from $1,408,000 for the first three months of 1998 and increased as a percentage of sales to 12.0% for the first three months of 1999 from 9.3% for the first three months of 1998. The $247,000 increase can be primarily attributed to an increase in the amortization of intangibles related to the acquisition of the interdiction business of Scientific-Atlanta, Inc. ("Scientific") which occurred during the first quarter of 1998.

     Research and Development Expenses. Research and development expenses decreased to $525,000 in the first three months of 1999 from $577,000 in the first three months of 1998, primarily due to a decrease in purchased materials for research and development. Research and development expenses, as a percentage of sales, remained at 3.8%.

     Operating Income. Operating income decreased 34.3% to $1,181,000 for the first three months of 1999 from $1,798,000 for the first three months of 1998. Operating income as a percentage of sales decreased to 8.6% in the first three months of 1999 from 11.9% in the first three months of 1998.

     Interest and Other Expenses. Other expense increased to $455,000 in the first three months of 1999 from $123,000 in the first three months of 1998. These expenses in the first three months of 1999 consisted of interest expense in the amount of $456,000 offset by $1,000 of interest income. These expenses in the first three months of 1998 consisted of interest expense in the amount of $124,000 offset by $1,000 of interest income.

     Income Taxes. The provision for income taxes for the first three months of 1999 decreased to $283,000 from $670,000 for the first three months of 1998 as a result of a decrease in taxable income and a reduction in the effective tax rate from 40% to 39%.

Liquidity and Capital Resources

     The Company's net cash provided by operating activities for the three-month period ended March 31, 1999 was $1,593,000, compared to cash provided by operating activities for the three-month period ended March 31, 1998, which was $617,000. Cash flows from operating activities have been positive, due primarily to net earnings of $443,000, and a $1,664,000 decrease in accounts receivable offset by an $868,000 increase in inventory.

     Cash used in investing activities was $84,000, which was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 1999 aggregating approximately $800,000, which will be used for the purchase of automated assembly and test equipment.

     Cash used in financing activities was $798,000 for the first three months of 1999 primarily comprised of repayments of borrowings under the revolving line of credit.

     In October, 1997, the Company executed a new $15 million revolving line of credit with its bank, on which funds may be borrowed at the bank's overnight base rate ("OBR") plus a margin ranging from .95% to 2.45%, depending upon the calculation of certain financial covenants (7.58% at March 31, 1999). As of March 31, 1999, the Company had $1,142,000 outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. In addition, the Company has an acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. The acquisition loan commitment had been $15 million until March, 1998 when it was increased to $20 million to accommodate the acquisition of Scientific's interdiction business. Funds may be borrowed under the acquisition loan commitment at OBR plus a margin ranging from 1.25% to 2.75%, depending upon the calculation of certain financial covenants (7.88% at March 31, 1999). At March 31, 1999, there was $19 million outstanding under the acquisition loan commitment. The line of credit and the acquisition loan commitment expire on June 30, 1999. The Company is currently in negotiations to renew the line of credit and acquisition loan commitment with interest rates based upon LIBOR plus a variable margin.

     The Company currently anticipates that the cash generated from operations, existing cash balances and amounts available under its existing line of credit, will be sufficient to satisfy its foreseeable working capital needs. Historically, the Company has satisfied its cash requirements primarily from net cash provided by operating activities and from borrowings under its line of credit.

New Accounting Pronouncements

     In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement is effective in the year 2000. The Company will be reviewing this pronouncement to determine its applicability to the Company, if any.

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

     All IT systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are underway with approximately 80% of the systems already compliant. IT systems are expected to be fully compliant by the end of the second quarter of 1999. Inventories and assessments of non-IT systems have been completed. Progress of the Year 2000 compliance program is continuously being monitored by senior management.

     The Company has identified critical suppliers, customers and other third parties and has surveyed their Year 2000 remediation programs. Risk assessments and contingency plans were finalized in the first quarter of 1999.

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

     The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates no major interruption of its business activities, that will be dependent in part upon the ability of third parties to properly remediate their IT and non-IT systems in a timely manner. Although the Company has implemented the actions described above to address third party issues, it has no ability to influence the compliance actions of such parties. Accordingly, while the Company believes its actions in this regard should have the effect of reducing Year 2000 risks, it is unable to eliminate them or estimate the ultimate effect Year 2000 risks will have on the Company's operating results.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the first quarter ended March 31, 1999 through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The exhibits are listed in the Exhibit Index appearing at page 11 herein.

(b)   No reports on Form 8-K were filed in the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             BLONDER TONGUE LABORATORIES, INC.





Date:  May 14, 1999          By: /s/ James A. Luksch
                                ------------------------------------------------
                                 James A. Luksch
                                 President and Chief Executive Officer



                             By: /s/ Peter Pugielli
                                 -----------------------------------------------
                                 Peter Pugielli, Senior Vice President - Finance

                                  EXHIBIT INDEX


  Exhibit #                      Description                                             Location
  ---------                      -----------                                             --------
     3.1       Restated Certificate of Incorporation of Blonder         Incorporated by reference from Exhibit 3.1
               Tongue Laboratories, Inc.                                to S-1 Registration Statement No. 33-98070
                                                                        originally filed October 12, 1995, as
                                                                        amended.

     3.2       Restated Bylaws of Blonder Tongue Laboratories,          Incorporated by reference from Exhibit 3.2
               Inc.                                                     to S-1 Registration Statement No. 33-98070
                                                                        originally filed October 12, 1995, as
                                                                        amended.

     27        Financial Data Schedule                                  Electronic Filing only.