Form 10-Q
period 1999-06-30
BLONDER TONGUE LABORATORIES INC
filed 1999-08-13
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999,

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

Number of shares of common stock, par value $.001, outstanding as of August 6, 1999: 7,541,803.

                      The Exhibit Index appears on page 13.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                       June 30,     December 31,
                                                                                        1999            1998
                                                                                   --------------  --------------
                                                                                    (unaudited)
              Assets (Note 4)

Current assets:
     Cash .......................................................................      $  1,009       $    542
     Accounts receivable, net of allowance for doubtful
     accounts of $1,319 and $1,201, respectively ................................        11,750         15,988
     Inventories (Note 2) .......................................................        23,556         24,540
     Other current assets .......................................................         1,580            597
     Deferred income taxes ......................................................         1,630          1,445
                                                                                       --------       --------
         Total current assets ...................................................        39,525         43,112
Property, plant and equipment, net of accumulated
    depreciation and amortization ...............................................         7,631          7,968
Patents, net ....................................................................         3,944          4,115
Goodwill, net ...................................................................        13,155         13,157
Other assets ....................................................................         1,539          1,299
                                                                                       --------       --------
                                                                                       $ 65,794       $ 69,651
                                                                                       ========       ========
              Liabilities and Stockholders' Equity

Current liabilities:
     Revolving line of credit (Note 4) ..........................................      $  3,015       $  1,827
     Current portion of long-term debt ..........................................         4,295         19,494
     Accounts payable ...........................................................         2,042          2,134
     Accrued compensation .......................................................         1,477          1,287
     Other accrued expenses .....................................................           541            933
     Income taxes ...............................................................           506            388
                                                                                       --------       --------
         Total current liabilities ..............................................        11,876         26,063
                                                                                       --------       --------
Deferred income taxes ...........................................................           161            227
Long-term debt (Note 4) .........................................................        17,829          2,865
Commitments and contingencies ...................................................          --             --
Stockholders' equity:
    Preferred stock, $.001 par value; authorized 5,000 shares;
    no shares outstanding .......................................................          --             --
    Common stock, $.001 par value; authorized 25,000 shares, 8,370 shares issued
    at June 30, 1999 and December 31, 1998 ......................................             8              8
    Paid-in capital .............................................................        23,754         23,743
    Retained earnings ...........................................................        18,372         17,596
    Treasury stock at cost, 831 shares at June 30, 1999 and 81 shares at December
    31, 1998 ....................................................................        (6,206)          (851)
                                                                                       --------       --------
         Total stockholders' equity .............................................        35,928         40,496
                                                                                       --------       --------
                                                                                       $ 65,794       $ 69,651
                                                                                       ========       ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                ---------------------------    -------------------------
                                                    1999           1998           1999           1998
                                                  --------       --------       --------       --------
Net sales ...................................     $ 14,656       $ 20,525       $ 28,412       $ 35,644
Cost of goods sold ..........................        9,890         13,786         18,880         23,810
                                                  --------       --------       --------       --------
  Gross profit ..............................        4,766          6,739          9,532         11,834
                                                  --------       --------       --------       --------
Operating expenses:
  Selling expenses ..........................        1,480          1,096          2,885          2,408
  General and administrative ................        1,746          1,694          3,401          3,102
  Research and development ..................          556            550          1,081          1,127
                                                  --------       --------       --------       --------
                                                     3,782          3,340          7,367          6,637
                                                  --------       --------       --------       --------
Earnings from operations ....................          984          3,399          2,165          5,197
                                                  --------       --------       --------       --------

Other income (expense):
  Interest expense ..........................         (444)          (438)          (900)          (562)
  Other income ..............................            5           --                6              1
                                                  --------       --------       --------       --------
                                                      (439)          (438)          (894)          (561)
                                                  --------       --------       --------       --------
Earnings before income taxes ................          545          2,961          1,271          4,636
Provision for income taxes ..................          212          1,185            495          1,855
                                                  --------       --------       --------       --------
  Net earnings ..............................     $    333       $  1,776       $    776       $  2,781
                                                  ========       ========       ========       ========
Basic net earnings per share ................     $   0.04       $   0.21       $   0.09       $   0.34
                                                  ========       ========       ========       ========
Basic weighted average shares outstanding ...        8,280          8,321          8,285          8,282
                                                  ========       ========       ========       ========
Diluted net earnings per share ..............     $   0.04       $   0.21       $   0.09       $   0.33
                                                  ========       ========       ========       ========
Diluted weighted average shares outstanding..        8,328          8,468          8,329          8,441
                                                  ========       ========       ========       ========



          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)



                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                          1999           1998
                                                                        --------       --------
Cash Flows From Operating Activities:
  Net earnings ...................................................      $    776       $  2,781
  Adjustments to reconcile net earnings to cash
    provided by operating activities:
    Depreciation and amortization ................................         1,419            968
    Provision for doubtful accounts ..............................           370            618
    Deferred income taxes ........................................          (251)          (517)
  Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable ..........................................         3,868         (5,114)
    Inventories ..................................................           984            (77)
    Other current assets .........................................          (983)        (2,041)
    Other assets .................................................          (873)          (416)
    Income taxes .................................................           118          1,395
    Accounts payable and accrued expenses ........................          (295)         3,758
                                                                        --------       --------
      Net cash provided by operating activities ..................         5,133          1,355
                                                                        --------       --------
Cash Flows From Investing Activities:
  Capital expenditures ...........................................          (276)          (399)
  Acquisition of business ........................................          --          (19,000)
                                                                        --------       --------
    Net cash used in investing activities ........................          (276)       (19,399)
                                                                        --------       --------
Cash Flows From Financing Activities:
  Net borrowings under revolving line of credit ..................         1,188          1,097
  Proceeds from long-term debt ...................................            10         19,199
  Repayments of long-term debt ...................................          (244)        (1,654)
  Acquisition of treasury stock ..................................        (5,355)          --
  Proceeds from exercise of stock options ........................            11            140
                                                                        --------       --------
    Net cash (used in) provided by financing activities ..........        (4,390)        18,782
                                                                        --------       --------
Net Increase In Cash .............................................           467            738
Cash, beginning of period ........................................           542            555
                                                                        ========       ========
Cash, end of period ..............................................      $  1,009       $  1,293
                                                                        ========       ========
Supplemental Cash Flow Information:
  Cash paid for interest .........................................      $    456       $    424
  Cash paid for income taxes .....................................      $    607       $    976
Schedule of noncash investing and financing activities:
  Common stock issued for acquired business ......................          --         $  1,000
 Warrants issued for acquired business ...........................          --         $    775
                                                                        ========       ========


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

     The results for the second quarter of 1999 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at June 30, 1999. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

Note 2 - Effect of New Accounting Pronouncements

     In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement is effective in the year 2001. The Company will be reviewing this pronouncement to determine its applicability to the Company, if any.

Note 3 - Inventories

        Inventories are summarized as follows:

                                                June 30, 1999     Dec. 31, 1998
                                                         (In thousands)
                                                  -------            -------
Raw Materials ........................            $ 8,873            $ 9,550
Work in process ......................              2,886              2,463
Finished Goods .......................             11,797             12,527
                                                  -------            -------
                                                  $23,556            $24,540
                                                  =======            =======

Note 4 - Line of Credit

     In February 1999, the Company executed a new $15 million revolving line of credit with its bank, on which funds may be borrowed at LIBOR plus a margin ranging from .75% to 2.25%, depending upon the calculation of certain financial covenants (7.58% at June 30, 1999). As of June 30, 1999, the Company had $3,015,000 outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. In addition, the Company has a $20 million acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. Funds may be borrowed under the acquisition loan commitment at LIBOR plus a margin ranging from 1.05% to 2.55%, depending upon the calculation of certain financial covenants (7.88% at June 30, 1999). At June 30, 1999, there was $19 million outstanding under the acquisition loan commitment related to the acquisition of the interdiction business of Scientific-Atlanta, Inc. (the "S-A Term Loan"). The principal balance of the S-A Term Loan is being amortized over 59 consecutive monthly installments of $366,666.67 commencing June 1, 1999, with a final principal payment of $316,666.47 due on May 1, 2004.

     As a result of the Company's financial performance for the first half of 1999 as well as the capital expended by the Company in connection with a self tender offer conducted during this period, the Company was unable to meet a certain financial covenant with its bank at June 30, 1999, compliance with which was waived by the bank as of such date. Coincident with obtaining the waiver by the bank, the Company agreed to reduce its revolving line of credit to $5 million. The line of credit and the Company's ability to draw additional advances against the acquisition loan commitment expire on September 30, 1999. The Company anticipates that it will conclude negotiations with its bank and obtain a renewal of its credit facilities prior to September 30, 1999.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 5 - Stockholders' Equity

     On May 17, 1999, the Company commenced a self tender offer to purchase 750,000 shares of its common stock at a purchase price ranging from $6.00 to $8.00 per share. As of June 22, 1999, approximately 1,600,000 shares were tendered and the Company accepted 750,000 shares for purchase at a price of $7.00 per share. The stock repurchase was funded by a combination of the Company's cash on hand and borrowings against its revolving line of credit.

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

Second three months of 1999 Compared with second three months of 1998

     Net Sales. Net sales decreased $5,869,000, or 28.6%, to $14,656,000 in the second three months of 1999 from $20,525,000 in the second three months of 1998. The decrease in sales is primarily attributed to a decrease in demand for products in the multiple dwelling unit, and hotel, motel and resorts markets, including a decrease in sales of interdiction equipment. Net sales included approximately $2,635,000 of interdiction equipment for the second three months of 1999 compared to approximately $7,085,000 for the second three months of 1998. The substantially higher sales of interdiction equipment during 1998 are primarily attributed to filling backlog orders acquired from Scientific-Atlanta, Inc. in connection with the acquisition of its interdiction business at the end of the first quarter of 1998.

     Cost of Goods Sold. Cost of goods sold decreased to $9,890,000 for the second three months of 1999 from $13,786,000 for the second three months of 1998 but increased as a percentage of sales to 67.5% from 67.2%. The increase as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of lower margin products.

     Selling Expenses. Selling expenses increased to $1,480,000 for the second three months of 1999 from $1,096,000 in the second three months of 1998, due to an increase in salary and employee benefit expenses as a result of an increase in headcount, along with an increase in commissions related to sales achieved by the Company's new telemarketing representatives and marketing related expenses.

     General and Administrative Expenses. General and administrative expenses increased to $1,746,000 for the second three months of 1999 from $1,694,000 for the second three months of 1998 and also increased as a percentage of sales to 11.9% for the second three months of 1999 from 8.3% for the second three months of 1998. The $52,000 increase can be attributed to an increase in wages and employee benefit expenses, along with an increase in the amortization of intangibles related to the acquisition of the interdiction business of Scientific-Atlanta, Inc. offset by a decrease in the allowance for doubtful accounts.

     Research and Development Expenses. Research and development expenses increased to $556,000 in the second three months of 1999 from $550,000 in the second three months of 1998, and increased as a percentage of sales to 3.8% from 2.7%. The increase can be attributed to an increase in wages and employee benefit expenses offset by a decrease in amortization of licenses.

     Operating Income. Operating income decreased 71% to $984,000 for the second three months of 1999 from $3,399,000 for the second three months of 1998. Operating income as a percentage of sales decreased to 6.7% in the second three months of 1999 from 16.6% in the second three months of 1998.

     Interest and Other Expenses. Other expense, net, increased to $439,000 in the second three months of 1999 from $438,000 in the second three months of 1998. These expenses in the second three months of 1999 consisted of interest expense in the amount of $444,000 offset by $5,000 of interest income. These expenses in the second three months of 1998 consisted of interest expense in the amount of $438,000.

     Income Taxes. The provision for income taxes for the second three months of 1999 decreased to $212,000 from $1,185,000 for the second three months of 1998 as a result of a decrease in taxable income.

First six months of 1999 Compared with first six months of 1998

     Net Sales. Net sales decreased $7,232,000, or 20.3%, to $28,412,000 in the first six months of 1999 from $35,644,000 in the first six months of 1998. The decrease in sales is primarily attributed to a decrease in demand in the multiple dwelling unit, hotel, motel and resorts markets, including a decrease in sales of interdiction equipment. Net sales included approximately $5,047,000 of interdiction equipment for the first six months of 1999 compared to approximately $10,007,000 for the first six months of 1998. The substantially higher sales of interdiction equipment during 1998 are primarily attributed to filling backlog orders acquired from Scientific-Atlanta, Inc. in connection with the acquisition of its interdiction business at the end of the first quarter of 1998.

     Cost of Goods Sold. Cost of goods sold decreased to $18,880,000 for the first six months of 1999 from $23,810,000 for the first six months of 1998 and decreased as a percentage of sales to 66.5% from 66.8%. The decrease as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of higher margin products.

     Selling Expenses. Selling expenses increased to $2,885,000 in the first six months of 1999 from $2,408,000 in the first six months of 1998, due to an increase in salary and employee benefit expenses as a result of an increase in headcount, along with an increase in marketing related expenses, offset by a decrease in commissions due to the reduction in the number of sales representatives.

     General and Administrative Expenses. General and administrative expenses increased to $3,401,000 in the first six months of 1999 from $3,102,000 for the first six months of 1998 and increased as a percentage of sales to 12.0% in the first six months of 1999 from 8.7% for the first six months of 1998. The $299,000 increase can be attributed to an increase in the amortization of intangibles related to the acquisition of the interdiction business of Scientific-Atlanta, Inc. offset by a decrease in the allowance for doubtful accounts.

     Research and Development Expenses. Research and development expenses decreased 4.1% to $1,081,000 in the first six months of 1999 from $1,127,000 in the first six months of 1998 but increased as a percentage of sales to 3.8% from 3.2%. The decrease was primarily attributable to a decrease in amortization of licenses and wages and employee benefit expenses.

     Operating Income. Operating income decreased 58.3% to $2,165,000 for the first six months of 1999 from $5,197,000 for the first six months of 1998. Operating income as a percentage of sales decreased to 7.6% in the first six months of 1999 from 14.6% in the first six months of 1998.

     Interest and Other Expenses. Other expense, net, increased to $894,000 in the first six months of 1999 from $561,000 in the first six months of 1998. These expenses in the first six months of 1999 consisted of interest expense of $900,000 offset by interest income of $6,000. These expenses in the first six months of 1998 consisted of interest expense in the amount of $562,000, offset by interest income of $1,000.

     Income Taxes. The provision for income taxes for the first six months of 1999 decreased to $495,000 from $1,855,000 for the first six months of 1998 as a result of a decrease in taxable income.

Liquidity and Capital Resources

     The Company's net cash provided by operating activities for the six-month period ended June 30, 1999 was $5,133,000, compared to cash provided by operating activities for the six-month period ended June 30, 1998, which was $1,355,000. Cash flows from operating activities have been positive, due primarily to net earnings of $776,000, a $3,868,000 decrease in accounts receivable and a $984,000 decrease in inventory.

     Cash used in investing activities was $276,000, which was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 1999 aggregating approximately $1,000,000, which will be used for the purchase of automated assembly and test equipment.

     Cash used in financing activities was $4,390,000 for the first six months of 1999 primarily comprised of $5,355,000 related to the acquisition of treasury stock in connection with the Company's self tender offset by $1,188,000 of borrowings under the revolving line of credit.

     In February 1999, the Company executed a new loan agreement providing for a $15 million revolving line of credit with its bank, on which funds may be borrowed at LIBOR plus a margin ranging from .75% to 2.25%, depending upon the calculation of certain financial covenants (7.58% at June 30, 1999). As of June 30, 1999, the Company had $3,015,000 outstanding under the line of credit. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. In addition, the Company has a $20 million acquisition loan commitment which may be drawn upon by the Company to finance acquisitions in accordance with certain terms. Funds may be borrowed under the acquisition loan commitment at LIBOR plus a margin ranging from 1.05% to 2.55%, depending upon the calculation of certain financial covenants (7.88% at June 30, 1999). At June 30, 1999, there was $19 million outstanding under the acquisition loan commitment related to the acquisition of the interdiction business of Scientific-Atlanta, Inc. (the "S-A Term Loan"). The principal balance of the S-A Term Loan is being amortized over 59 consecutive monthly installments of $366,666.67 commencing June 1, 1999, with a final principal payment of $316,666.47 due on May 1, 2004.

     On May 17, 1999, the Company commenced a self tender offer to purchase 750,000 shares of its common stock at a purchase price ranging from $6.00 to $8.00 per share. As of June 22, 1999, approximately 1,600,000 shares were tendered and the Company accepted 750,000 shares for purchase at a price of $7.00 per share. The stock repurchase was funded by a combination of the Company's cash on hand and borrowings against its revolving line of credit.

     As a result of the Company's financial performance for the first half of 1999 and the capital expended in connection with the self tender, the Company was unable to meet a certain financial covenant with its bank at June 30, 1999, compliance with which was waived by the bank as of such date. Coincident with obtaining the waiver by the bank, the Company agreed to reduce its revolving line of credit to $5 million. The line of credit and the Company's ability to draw additional advances against the acquisition loan commitment expire on September 30, 1999. The Company anticipates that it will conclude negotiations with its bank and obtain a renewal of its credit facilities prior to September 30, 1999.

     The Company currently anticipates that the cash generated from operations, existing cash balances and amounts available under its existing line of credit, will be sufficient to satisfy its foreseeable working capital needs. Historically, the Company has satisfied its cash requirements primarily from net cash provided by operating activities and from borrowings under its line of credit.

New Accounting Pronouncements

     In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement is effective in the year 2001. The Company will be reviewing this pronouncement to determine its applicability to the Company, if any.

Year 2000

     The Company has designated certain individuals as responsible for identification and correction of Year 2000 compliance issues. Since 1998, information technology ("IT") systems with non-compliant code have been modified or replaced with systems that are Year 2000 compliant. Similar actions have been taken with respect to non-IT systems, primarily systems embedded in manufacturing equipment and the Company's products. The Company has also investigated the readiness of suppliers, customers and other third parties and developed contingency plans where necessary.

     As of June 30, 1999, all IT systems were inventoried and assessed for compliance, and detailed plans were implemented for required system modifications or replacements. Remediation and testing activities have been completed with 100% of the systems in compliance. Inventories and assessments of non-IT systems have also been completed.

     The Company has identified critical suppliers, customers and other third parties and has surveyed their Year 2000 remediation programs. Risk assessments and contingency plans were finalized in the first quarter of 1999.

     Incremental costs directly related to Year 2000 issues were approximately $300,000 between 1998 and the end of the second quarter of 1999. Approximately 90% of the total estimated spending represents costs to modify existing systems. Costs incurred prior to 1998 were immaterial. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of suppliers, customers or other third parties.

     The Company's most likely potential risk resulting from Year 2000 issues is the inability of some customers to order and pay on a timely basis. In addition, the Company has several foreign suppliers, which, if not in compliance, would cause the Company to utilize more expensive suppliers resulting in reduced margins. The Company's contingency plans for Year 2000-related interruptions include, but are not limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems and identification of alternate suppliers. All plans were completed by the end of the second quarter of 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At June 30, 1999 and 1998, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $22,015,000 and $20,097,000, respectively. Without giving effect to the swap agreement described below, a hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $175,000 and $156,000, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels.

     To ameliorate these risks, in February, 1999, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000. The swap agreement has a maturity date of June 3, 2002 and requires the Company to make fixed rate interest payments on the notional amount of 8.01% per annum in exchange for its receipt from the swap counterparties of floating rate payments equal to LIBOR plus 2.55%. The Company is exposed to credit risk in the unlikely event that the swap counterparties default on their payment obligations to the Company under the swap agreement. Interest to be paid or received is accrued over the life of the agreement at the net effective interest rate for the swap agreement and corresponding debt instrument.


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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders (the "Meeting") on May 6, 1999. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (March 23, 1999), there were 8,289,797 shares of Common Stock outstanding and entitled to vote. The following were the matters voted upon at the Meeting:

     1. Election of Directors. The following directors were elected at the
Meeting: James A. Luksch, John E. Dwight and Robert E. Heaton. The number of votes cast for and withheld from each director are as follows:

           DIRECTORS                        FOR                        WITHHELD
           ---------                        ---                        --------

           James A. Luksch                  8,049,302                  17,815
           John E. Dwight                   8,049,402                  17,715
           Robert E. Heaton                 8,049,402                  17,715

          Robert J. Palle, Jr., James H. Williams, James F. Williams, Robert B. Mayer and Gary P. Scharmett continued as directors after the meeting.

     2. Ratification of Auditors. The appointment of BDO Seidman, LLP as the Company's independent auditors for the year ending December 31, 1999 was ratified by the following vote of Common Stock:

                   FOR              AGAINST           ABSTAIN
                   ---              -------           -------

                   8,055,392        6,075             5,650

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The exhibits are listed in the Exhibit Index appearing at page 13 herein.

(b)      No reports on Form 8-K were filed in the quarter ended June 30, 1999.

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       BLONDER TONGUE LABORATORIES, INC.,

Date:    August 13, 1999



                       By:  /s/ James A. Luksch
                            -----------------------
                            James A. Luksch
                            President and Chief Executive Officer


                       By:  /s/ Peter Pugielli
                            -----------------------
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

    10.1       Fourth Amended and Restated Loan Agreement dated         Filed herewith.
               as of February 1, 1999 between First Union
               National Bank ("First Union") and the Company

    10.2       Second Allonge to Acquisition Loan Note dated as         Filed herewith.
               of February 1, 1999

    10.3       Fourth Amended and Restated Line of Credit Note          Filed herewith.
               dated as of February 1, 1999

    10.4       Second Allonge to Real Estate Note dated as of           Filed herewith.
               February 1, 1999

    10.5       Second Amended and Restated Security Agreement           Filed herewith.
               dated as of February 1, 1999 between First Union
               and the Company

    10.6       Amended and Restated Patent Security Agreement           Filed herewith.
               dated as of February 1, 1999 between First Union
               and the Company

     27        Financial Data Schedule                                  Electronic Filing only.
