Form 10-Q
period 1999-09-30
BLONDER TONGUE LABORATORIES INC
filed 1999-11-15
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999,

                                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO .__________



Commission file number 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               52-1611421
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Jake Brown Road, Old Bridge, New Jersey                        08857
--------------------------------------------                   ------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (732) 679-4000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]    No ___




Number of shares of common stock, par value $.001, outstanding as of November 8, 1999: 7,561,809

                      The Exhibit Index appears on page 12.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                     Sept. 30,      December 31,
                                                                                       1999            1998
                                                                                      --------       --------
                                                                                     (unaudited)
              Assets (Note 4)
Current assets:
    Cash .......................................................................      $    221       $    542
    Accounts receivable, net of allowance for doubtful
    accounts of $1,274 and $1,201, respectively ................................        13,758         15,988
    Inventories (Note 2) .......................................................        23,416         24,540
    Other current assets .......................................................         1,605            597
    Deferred income taxes ......................................................         1,692          1,445
                                                                                      --------       --------
         Total current assets ..................................................        40,692         43,112
Property, plant and equipment, net of accumulated
    depreciation and amortization ..............................................         8,382          7,968
Patents, net ...................................................................         3,859          4,115
Goodwill, net ..................................................................        12,674         13,157
Other assets ...................................................................         1,631          1,299
                                                                                      --------       --------
                                                                                      $ 67,238       $ 69,651
                                                                                      ========       ========
              Liabilities and Stockholders' Equity
Current liabilities:
    Revolving line of credit (Note 4) ..........................................      $  1,394       $  1,827
    Current portion of long-term debt (Note 4) .................................         4,445         19,494
    Accounts payable ...........................................................         4,328          2,134
    Accrued compensation .......................................................         1,708          1,287
    Other accrued expenses .....................................................           432            933
    Income taxes ...............................................................         1,003            388
                                                                                      --------       --------
         Total current liabilities .............................................        13,310         26,063
                                                                                      --------       --------
Deferred income taxes ..........................................................           177            227
Long-term debt (Note 4) ........................................................        17,100          2,865
Commitments and contingencies ..................................................          --             --
Stockholders' equity:
    Preferred stock, $.001 par value; authorized 5,000 shares;
       no shares outstanding ...................................................          --             --
    Common stock, $.001 par value; authorized 25,000 shares, 8,391 shares issued
       at September 30, 1999 and 8,370 shares issued at December 31, 1998 ......             8              8
    Paid-in capital ............................................................        23,866         23,743
    Retained earnings ..........................................................        19,063         17,596
    Treasury stock at cost, 831 shares at September 30, 1999 and 81 shares at
    December 31, 1998 ..........................................................        (6,286)          (851)
                                                                                      --------       --------
         Total stockholders' equity ............................................        36,651         40,496
                                                                                      --------       --------
                                                                                      $ 67,238       $ 69,651
                                                                                      ========       ========




          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                  -----------------------       -----------------------
                                                    1999           1998           1999           1998
                                                  --------       --------       --------       --------
Net sales ..................................      $ 17,307       $ 18,929       $ 45,719       $ 54,573
Cost of goods sold .........................        11,687         11,567         30,567         35,377
                                                  --------       --------       --------       --------
  Gross profit .............................         5,620          7,362         15,152         19,196
                                                  --------       --------       --------       --------
Operating expenses:
  Selling expenses .........................         1,653          1,284          4,538          3,692
  General and administrative ...............         1,800          1,944          5,201          5,046
  Research and development .................           468            540          1,549          1,667
                                                  --------       --------       --------       --------
                                                     3,921          3,768         11,288         10,405
                                                  --------       --------       --------       --------
Earnings from operations ...................         1,699          3,594          3,864          8,791
                                                  --------       --------       --------       --------

Other income (expense):
  Interest expense .........................          (565)          (578)        (1,465)        (1,140)
  Other income .............................          --                9              6             10
                                                  --------       --------       --------       --------
                                                      (565)          (569)        (1,459)        (1,130)
                                                  --------       --------       --------       --------
Earnings before income taxes ...............         1,134          3,025          2,405          7,661
Provision for income taxes .................           443            751            938          2,606
                                                  --------       --------       --------       --------
  Net earnings .............................      $    691       $  2,274       $  1,467       $  5,055
                                                  ========       ========       ========       ========
Basic net earnings per share ...............      $    .09       $   0.27       $    .18       $   0.61
                                                  ========       ========       ========       ========
Basic weighted average shares outstanding ..         7,545          8,330          8,036          8,298
                                                  ========       ========       ========       ========
Diluted net earnings per share .............      $    .09       $   0.27       $    .18       $   0.60
                                                  ========       ========       ========       ========
Diluted weighted average shares outstanding          7,610          8,416          8,079          8,493
                                                  ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                          1999           1998
                                                                        --------       --------
Cash Flows From Operating Activities:
  Net earnings ...................................................      $  1,467       $  5,055
  Adjustments to reconcile net earnings to cash
    provided by operating activities:
    Depreciation and amortization ................................         2,244          1,686
    Provision for doubtful accounts ..............................           395          1,087
    Deferred income taxes ........................................          (297)          (704)
  Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable ..........................................         1,835         (4,525)
    Inventories ..................................................         1,124         (1,024)
    Other current assets .........................................        (1,008)        (2,083)
    Other assets .................................................          (896)          (422)
    Income taxes .................................................           615            625
    Accounts payable and accrued expenses ........................         2,114          4,064
                                                                        --------       --------
      Net cash provided by operating activities ..................         7,593          3,759
                                                                        --------       --------
Cash Flows From Investing Activities:
  Capital expenditures ...........................................        (1,355)          (582)
  Acquisition of business ........................................          --          (19,000)
                                                                        --------       --------
    Net cash used in investing activities ........................        (1,355)       (19,582)
                                                                        --------       --------
Cash Flows From Financing Activities:
  Net borrowings under revolving line of credit ..................          (433)          --
  Proceeds from long-term debt ...................................           842         19,199
  Repayments of long-term debt ...................................        (1,656)        (1,773)
  Acquisition of treasury stock ..................................        (5,435)          (353)
  Proceeds from exercise of stock options ........................           123            166
                                                                        --------       --------
    Net cash (used in) provided by financing activities ..........        (6,559)        17,239
                                                                        --------       --------
Net (Decrease) Increase in Cash ..................................          (321)         1,416
Cash, beginning of period ........................................           542            555
                                                                        --------       --------
Cash, end of period ..............................................      $    221       $  1,971
                                                                        ========       ========
Supplemental Cash Flow Information:
  Cash paid for interest .........................................      $  1,489       $    804
  Cash paid for income taxes .....................................           598          3,052
                                                                        ========       ========
Schedule of noncash investing and financing activities:
  Common stock issued for acquired business ......................      $   --         $  1,000
  Fair value of warrants issued for acquired business ............      $   --         $    775
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

     The results for the third quarter of 1999 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at September 30, 1999. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

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

Note 3 - Inventories

     Inventories are summarized as follows:

                                                  Sept. 30,       Dec. 31,
                                                    1999            1998
                                                        (In thousands)
                                               ---------------  ---------------
Raw Materials................................          $8,613           $9,550
Work in process..............................           5,234            2,463
Finished Goods...............................           9,569           12,527
                                               ---------------  ---------------
                                                      $23,416          $24,540
                                               ===============  ===============

Note 4 - Line of Credit and Term Loan

     As of September 30, 1999, the Company had $1,394,000 outstanding under a $5 million revolving line of credit with its bank (the "Former Credit Line"). Funds could be borrowed under the Former Credit Line at LIBOR plus a margin ranging from .75% to 2.25%, depending upon the calculation of certain financial covenants (7.9375% at September 30, 1999). The Former Credit Line was collateralized by a security interest in all of the Company's assets. The agreement contained restrictions that required the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. The Company also had a $20 million acquisition loan commitment from its bank as of September 30, 1999 which could be drawn upon by the Company to finance acquisitions in accordance with certain terms. Funds could be borrowed under the acquisition loan commitment at LIBOR plus a margin ranging from 1.05% to 2.55%, depending upon the calculation of certain financial covenants (8.2375% at September 30, 1999). At September 30, 1999, there was $17,733,333 outstanding under the acquisition loan commitment related to the acquisition of the interdiction business of Scientific-Atlanta, Inc. The Former Credit Line and acquisition loan commitment were to expire on November 15, 1999.

     On November 12, 1999, the Company entered into a new $7.5 million revolving line of credit with its bank replacing the Former Credit Line, on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to
 .625%, or LIBOR plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants. Borrowings under the new line of credit are limited to certain

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


percentages of eligible accounts receivable and inventory as determined by the bank. The new line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. As of November 12, 1999, the Company's acquisition loan commitment under its Former Credit Line was converted to a term loan with its bank (the "S-A Term Loan"). The S-A Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants. The principal balance of the S-A Term Loan is being amortized in monthly installments of $366,667 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the sections entitled Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Blonder Tongue undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (See Item 1: Business, and Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations).

Third three months of 1999 Compared with third three months of 1998

     Net Sales. Net sales decreased $1,622,000, or 8.6%, to $17,307,000 in the third three months of 1999 from $18,929,000 in the third three months of 1998. The decrease in sales is primarily attributed to a general decrease in demand for the Company's products in the non-franchised cable market, as well as a decrease in sales of interdiction equipment to both the franchised and non-franchised cable markets. Net sales included approximately $3,171,000 of interdiction equipment for the third three months of 1999 compared to approximately $3,631,000 for the third three months of 1998.

     Cost of Goods Sold. Cost of goods sold increased to $11,687,000 for the third three months of 1999 from $11,567,000 for the third three months of 1998 and also increased as a percentage of sales to 67.5% from 61.1%. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products.

     Selling Expenses. Selling expenses increased to $1,653,000 in the third three months of 1999 from $1,284,000 in the third three months of 1998, primarily due to an increase in costs incurred for advertising, marketing materials and trade shows and an increase in salaries and employee benefit expenses as a result of an increase in headcount.

     General and Administrative Expenses. General and administrative expenses decreased to $1,800,000 in the third three months of 1999 from $1,944,000 for the third three months of 1998 but increased as a percentage of sales to 10.4% in the third three months of 1999 from 10.3% for the third three months of 1998. The $144,000 decrease can be attributed to a decrease in the accrual for the allowance for doubtful accounts, offset by an increase in the amortization of intangibles related to the acquisition of the interdiction business of Scientific-Atlanta, Inc. and expenditures for professional services.

     Research and Development Expenses. Research and development expenses decreased to $468,000 in the third three months of 1999 from $540,000 in the third three months of 1998, primarily due to the reduction of the amortization of licenses and a decrease in purchased materials for research and development. Research and development expenses also decreased as a percentage of sales to 2.7% from 2.9%.

     Operating Income. Operating income decreased 52.7% to $1,699,000 for the third three months of 1999 from $3,594,000 for the third three months of 1998. Operating income as a percentage of sales decreased to 9.8% in the third three months of 1999 from 19.0% in the third three months of 1998.

     Interest and Other Expenses. Other expense in the third three months of 1999 consisted of interest expense of $565,000. Other expense in the third three months of 1998 consisted of interest expense of $578,000, offset by $9,000 of interest income.

     Income Taxes. The provision for income taxes for the third three months of 1999 decreased to $443,000 from $751,000 for the third three months of 1998 as a result of a decrease in taxable income.

First nine months of 1999 Compared with first nine months of 1998

     Net Sales. Net sales decreased $8,854,000, or 16.2%, to $45,719,000 in the first nine months of 1999 from $54,573,000 in the first nine months of 1998. The decrease in sales is primarily attributed to a general decrease in demand for the Company's products in the non-franchised cable market, as well as a decrease in sales of interdiction equipment to both the franchised and non-franchised cable markets. Net sales included approximately $8,218,000 of interdiction equipment for the first nine months of 1999 compared to approximately $13,638,000 for the first nine months of 1998.

     Cost of Goods Sold. Cost of goods sold decreased to $30,567,000 for the first nine months of 1999 from $35,377,000 for the first nine months of 1998 but increased as a percentage of sales to 66.9% from 64.8%. The increase as a percentage of sales was caused primarily by a greater proportion of sales being comprised of lower margin products.

     Selling Expenses. Selling expenses increased to $4,538,000 in the first nine months of 1999 from $3,692,000 in the first nine months of 1998, primarily due to an increase in costs incurred for advertising, marketing materials and trade shows and an increase in salaries and employee benefit expenses as a result of an increase in headcount.

     General and Administrative Expenses. General and administrative expenses increased to $5,201,000 in the first nine months of 1999 from $5,046,000 for the first nine months of 1998 and increased as a percentage of sales to 11.4% in the first nine months of 1999 from 9.2% for the first nine months of 1998. The $155,000 increase can be attributed to an increase in the amortization of intangibles related to the acquisition of the interdiction business of Scientific-Atlanta, Inc. and expenditures for professional services offset by a decrease in the accrual for the allowance for doubtful accounts.

     Research and Development Expenses. Research and development expenses decreased 7.1% to $1,549,000 in the first nine months of 1999 from $1,667,000 in the first nine months of 1998, primarily due to a decrease in the amortization of licenses and a decrease in purchased materials for research and development.

     Operating Income. Operating income decreased 56.1% to $3,864,000 for the first nine months of 1999 from $8,791,000 for the first nine months of 1998. Operating income as a percentage of sales decreased to 8.5% in the first nine months of 1999 from 16.1% in the first nine months of 1998.

     Interest and Other Expenses. Other expense in the first nine months of 1999 consisted of interest expense of $1,465,000 offset by $6,000 of interest income. Other expense in the first nine months of 1998 consisted of interest expense of $1,140,000 offset by $10,000 of interest income.

     Income Taxes. The provision for income taxes for the first nine months of 1999 decreased to $938,000 from $2,606,000 for the first nine months of 1998 as a result of a decrease in taxable income.

Liquidity and Capital Resources

     The Company's net cash provided by operating activities for the nine-month period ended September 30, 1999 was $7,593,000, compared to cash provided by operating activities for the nine-month period ended September 30, 1998, which was $3,759,000. Cash flows from operating activities have been positive, due primarily to net earnings of $1,467,000, a $1,835,000 decrease in accounts receivable.

     Cash used in investing activities was $1,355,000, which was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 1999 aggregating approximately $100,000, which will be used for the purchase of automated assembly and test equipment.

     Cash used in financing activities was $6,559,000 for the first nine months of 1999, primarily comprised of $5,435,000 related to the acquisition of treasury stock in connection with the Company's self tender and $1,656,000 of repayments of long-term debt.

     As of September 30, 1999, the Company had $1,394,000 outstanding under a $5 million revolving line of credit with its bank (the "Former Credit Line"). Funds could be borrowed under the Former Credit Line at LIBOR plus a margin ranging from .75% to 2.25%, depending upon the calculation of certain financial covenants (7.9375% at September 30, 1999). The Former Credit Line was collateralized by a security interest in all of the Company's assets. The agreement contained restrictions that required the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. The Company also had a $20 million acquisition loan commitment from its bank as of September 30, 1999 which could be drawn upon by the Company to finance acquisitions in accordance with certain terms. Funds could be borrowed under the acquisition loan commitment at LIBOR plus a margin ranging from 1.05% to 2.55%, depending upon the calculation of certain financial covenants (8.2375% at September 30, 1999). At September 30, 1999, there was $17,733,333 outstanding under the acquisition loan commitment related to the acquisition of the interdiction business of Scientific-Atlanta, Inc. The Former Credit Line and acquisition loan commitment were to expire on November 15, 1999.

     On November 12, 1999, the Company entered into a new $7.5 million revolving line of credit with its bank replacing the Former Credit Line, on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to
 .625%, or LIBOR plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants. Borrowings under the new line of credit are limited to certain percentages of eligible accounts receivable and inventory as determined by the bank. The new line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. As of November 12, 1999, the Company's acquisition loan commitment under its Former Credit Line was converted to a term loan with its bank (the "S-A Term Loan"). The S-A Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants. The principal balance of the S-A Term Loan is being amortized in monthly installments of $366,667 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

     The Company currently anticipates that the cash generated from operations, existing cash balances and amounts available under its line of credit, will be sufficient to satisfy its foreseeable working capital needs. Historically, the Company has satisfied its cash requirements primarily from net cash provided by operating activities and from borrowings under its line of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At September 30, 1999 and 1998, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $18,727,333 and $19,000,000, respectively. Without giving effect to the swap agreement described below, a hypothetical 10% adverse change in the interest rate in effect during the relevant time period would have had an annualized unfavorable impact of approximately $154,000 and $164,000, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

     Stockholder proposals intended to be included in the Company's proxy statement for presentation at the 2000 Annual Meeting of Stockholders pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, must be received by the Company's Controller at One Jake Brown Road, Old Bridge, New Jersey 08857 on or before January 6, 2000, to be eligible for inclusion in such proxy statement.

     If notice of a stockholder proposal intended to be presented at the 2000 Annual Meeting of Stockholders is not received by the Company on or before February 19, 2000 (whether or not the stockholder wishes the proposal to be included in the proxy statement for such annual meeting), the Company (through management proxy holders) may exercise discretionary voting authority on such proposal when and if the proposal is raised at the annual meeting without any reference to the matter in the proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

         The exhibits are listed in the Exhibit Index appearing at page 12 herein.

         (b) No reports on Form 8-K were filed in the quarter ended September 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BLONDER TONGUE LABORATORIES, INC.

Date:  November 12, 1999



                                    By: /s/ James A. Luksch
                                        -------------------------------------
                                        James A. Luksch
                                        President and Chief Executive Officer


                                    By: /s/ Peter Pugielli
                                        -------------------------------------
                                        Peter Pugielli, Senior Vice President
                                        - Finance (Principal Financial Officer)

                                  EXHIBIT INDEX

  Exhibit #        Description                       Location
  ---------        -----------                       --------
     3.1       Restated Certificate              Incorporated by
               of Incorporation of               reference from
               Blonder Tongue                    Exhibit 3.1 to S-1
               Laboratories, Inc.                Registration
                                                 Statement No.
                                                 33-98070 originally
                                                 filed October 12,
                                                 1995, as amended.

     3.2       Restated Bylaws of                Incorporated by
               Blonder Tongue                    reference from
               Laboratories, Inc.                Exhibit 3.2 to S-1
                                                 Registration
                                                 Statement No.
                                                 33-98070 originally
                                                 filed October 12,
                                                 1995, as amended.

     27        Financial Data Schedule           Electronic Filing only.