Form 10-K
period 1999-12-31
BLONDER TONGUE LABORATORIES INC
filed 2000-03-30
CIK 1000683

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ to __________________

Commission file number: 1-14120

                        BLONDER TONGUE LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                                                         52-1611421
--------------------------------------------------------------                ------------------------------------
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

          One Jake Brown Road, Old Bridge, New Jersey                                          08857
--------------------------------------------------------------                             --------------
           (Address of principal executive offices)                                          (Zip Code)

Registrant's telephone number, including area code: (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                                           Name of Exchange on which registered
----------------------------------------                          ------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant (computed by using the closing stock price on March 21, 2000, as reported by the American Stock Exchange): $22,172,993.

Number of shares of common stock, par value $.001, outstanding as of March 21, 2000: 7,583,157

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the sections entitled Item 1 - Business, Item 3 - Legal Proceedings, and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

Introduction

     Blonder Tongue Laboratories, Inc. ("Blonder Tongue" or the "Company") is a designer, manufacturer and supplier of a comprehensive line of electronics and systems equipment for the cable television ("CATV") industry (both franchise and non-franchise, or "private," cable). The Company's products are used to acquire, distribute and protect the broad range of communications signals carried on fiber optic and coaxial cable distribution systems. These products are sold to customers providing an array of communications services, including television, high-speed data (Internet) and telephony, to single family dwellings, multiple dwelling units ("MDUs"), the lodging industry and institutions such as hospitals, prisons, schools and marinas. The Company's products are also used in surveillance systems ranging in complexity from simple in-home monitoring systems to advanced business security systems with hundreds of cameras.

     Blonder Tongue's product line can be separated, according to function, into the following categories: (i) headend products used by a system operator for signal acquisition, processing, monitoring, controlling and manipulation for further transmission ("Headend Products"), (ii) distribution products used to permit signals to travel to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location ("Distribution Products"),
(iii) subscriber products (which include interdiction products) used to control access to television programs, voice channels and data channels and to interface with multiple television receivers, personal computers and telephone hand sets ("Subscriber Products"), and (iv) microwave products used to transmit the output of headend products to multiple locations using point-to-point communication links in the 18GHz range ("Microwave Products").

     The Company's principal customers are systems integrators that design, package, install and in most instances operate cable systems.

     The Company has historically enjoyed, and continues to enjoy, a dominant market position in the private cable industry. Over the past few years, however, the Company has recognized that its continued growth will depend upon successfully penetrating and expanding its sales to the much larger franchise cable industry. The Company has also observed a recent blurring of the historic distinction between private and franchise cable operators, at least as it relates to serving the MDU market, as large franchise cable companies have been selectively acquiring large MDU systems from private cable operators. Accordingly, the Company's recent development efforts have focused primarily on substantially increasing the Company's sales to the franchise cable industry, initially through marketing of its interdiction products which enable a system integrator to control subscriber access to premium channels and other enhanced services through jamming controlled by a computer located off-premises.

To this end, during March, 1998, the Company acquired all of the assets and technology rights of the interdiction business of Scientific-Atlanta, Inc. ("Scientific"), including the SMI Interdiction product line which has been engineered for the franchise cable market, for a purchase price consisting of
(i) $19 million in cash, (ii) 67,889 shares of the Company's common stock, (iii) a warrant to purchase 150,000 additional shares of the Company's common stock at an exercise price of $14.25 per share and (iv) assumption by the Company of certain obligations under executory contracts with vendors and customers and certain warranty obligations and other current liabilities of Scientific's interdiction business.

     The Company is also attempting to expand its franchise cable market sales by offering circuit-switched telephony, internet protocol telephony and high-speed cable modem products to franchise cable system operators. On January 31, 2000, the Company signed distributorship and license agreements with GAD Line, Ltd., a supplier of advanced telephone-over-cable and high-speed data system products used in hybrid-fiber coaxial networks. Initially, the arrangement provides Blonder Tongue immediate access to distribute telephony-over-cable and high-speed cable modem products in North America under its private label and follows with access to certain technology and a license to manufacture high-speed cable modems.

Industry Overview

     The broadband signal distribution industry (involving the high-speed transmission of television, telephony and internet signals) is currently dominated by CATV. The markets for wireless, direct-broadcast satellite ("DBS") and digital subscriber line ("DSL") used for this purpose are small presently, but are growing more rapidly. Within the CATV market there are an increasing number of metropolitan areas that have awarded second CATV franchises to create competition with the existing franchisee. This "overbuilder" market is also growing rapidly. The government has been in favor of competition in this market and has passed regulations to encourage it. Franchise cable companies are ever watchful of DBS penetration in their franchise areas and react rapidly to competition from overbuilders, all to the eventual benefit of the consumer. To fight competition, the operators offer more services and more TV channels as well as discounted prices. The lineup of services typically includes an analog block of channels from 54 to 550 MHz, high speed data service using high-speed cable modems, cable telephony either interfacing with switched networks or internet protocol networks, and digital television in the 550 to 750 MHz range. These upgraded services are possible in every system that has been rebuilt to 750 MHz of bandwidth. The standard architecture for these enhanced systems contemplates a hybrid distribution network with a combination of fiber optic and coaxial cable to nodes of 100 to 500 subscribers, with coaxial cable from the node to the customer and full reverse-path capability for the data and phone services.

     The traditional customer targeted for these expanded services is a homeowner likely to remain in the same home as a long-term subscriber. For a variety of reasons, including the transient nature of the residents of many areas, high levels of theft of service and excessive cost of replacing lost or stolen converters and modems, approximately 35% of CATV subscribers not only are not offered the new services, but are never offered the full analog lineup of channels. Since converters, DBS receivers, digital converters and modems are offered at very low prices to stimulate sales, the operational costs in these demographic areas are too high to justify the advanced services. To retain customers in these areas a technology must be found that minimizes the operational losses due to theft and "churn" while providing a level of video, data and phone service that compares favorably with DBS, DSL and wireless providers.

     The Company believes that its lineup of products, which includes interdiction as well as cable and telephone modems, is the ideal solution for deployment in these areas. The market size of this pocket deployment strategy is more than $500 million per year with a total potential in the next few years of several billion dollars. Overbuilders are ideal targets for the Company's products, with a total market size over the next several years that is difficult to quantify, but is in excess of $1 billion.

     CATV

     Most CATV operators are building fiber optic networks with alternative combinations of fiber optic and coaxial cable to deliver television signal programming data and phone services on one drop cable. CATV's deployment of fiber optic trunk has been completed in more than 50% of existing systems. The system architecture being employed to accomplish the combined provision of television and telephone service is a hybrid fiber coaxial ("HFC") network. In an HFC network, fiber optic trunk lines connect to nodes which feed 200 to 400 subscribers, using coaxial cable. Extensive rebuilding of a CATV system is required to provide the full array of expanded services. Consequently, not only are the overbuilders faced with enormous capital expenditures to enter the broadband signal delivery business, but existing CATV system operators are faced with similar expenditures to compete with them (or to discourage them from entering the race) to provide the "information superhighway".

     The Company believes that most major metropolitan areas will eventually have complex networks of two or more independent operators interconnecting the homes while private cable operators will have large networks interconnecting many multi-dwelling complexes. All of these networks are potential users of Blonder Tongue headend and interdiction products.

     MDU

     Since 1991, the FCC has designated special frequency bands enabling private cable operators to link multiple properties to one central headend system via microwave signal transmission, thereby spreading the cost of headend electronics over multiple MDUs and a wider potential subscriber base. 18 GHz service, which is wide enough to support the transmission of 72 channels of television programming, has fueled the growth and product investment of MDU system operators, and caused a substantial increase in the demand for quality Headend Products. The use of 18 GHz for future interconnections is questionable at this time due to both legal and technological impediments. During 1999, the FCC issued a Notice of Proposed Rulemaking proposing to grant primary status for use of the 18 GHz frequency band to Fixed Satellite Service Operators. While this matter has not yet been resolved, it has generated a degree of uncertainty over the use of this technology in private cable systems. Coupling this uncertainty with the complexity of making these systems two-way for data and telephony, results in systems that are no longer competitive with fiber optic cable. The Company believes that since fiber optic networks are expanding at a tremendous rate, most private cable networks will eventually employ fiber optics to make interconnections between building and development sites. In addition, provisions of the Telecommunications Act of 1996 permit private cable system operators to use coaxial cable or fiber optic connections between adjacent properties where no access to public rights-of-way are required. Further, fiber optic networks built by regional and long distance telephone service providers, which are common carriers, could be used by private cable system integrators as interconnects.

     Through the use of interconnected networks, private cable operators can target geographic areas with multiple properties, many of which would not otherwise have been considered economically feasible, for inclusion as part of an extensive private cable network. In the past, properties with 100 to 200 subscribers could not financially justify more than 15 to 20 channels, but can now be linked to a central headend and justify a high channel carrier service of 60 channels or more. This allows private cable operators to supply a wide variety of programming at a price which is competitive with CATV.

     The economic feasibility of a private cable system depends on controlling the headend cost and spreading that cost over as many subscribers as possible using links to multiple MDUs. Electronic equipment providing the best possible performance-to-cost ratio is key to successfully providing for the needs of private cable operators. The Company believes that its products are cost-effective and competitive with the products of other companies supplying the CATV industry, in terms of quality, number of channels and price.

     Lodging

     Until the early 1990's, one system integrator dominated the lodging market and manufactured much of its own equipment. During the last ten years, other private cable integrators have successfully entered and expanded the lodging market by offering systems with more channels, video-on-demand and interactivity. These systems have been well received in the market, as property owners have sought additional revenues and guests have demanded increased in-room conveniences. The integrators leading this market evolution rely upon outside suppliers for their system electronics and are Blonder Tongue customers. These companies and others offer lodging establishments VCR-based systems which provide true video-on-demand movies with a large selection of titles. To meet these demands, the typical lodging system headend will include as many as 20 to 40 receivers and as many as 60 to 80 modulators, and will be capable of providing the guest with more free channels, video-on-demand for a broad selection of movie titles, and even interactive services such as remote check-out and concierge services. This is in contrast to the systems which preceded them which typically had 10 to 12 receivers and modulators and provided six to ten free channels and two to five channels of VCR-based movies running at published scheduled times.

     There is an accelerating trend to substitute video file servers for VCRs, which the Company believes will eventually replace VCRs in video-on-demand systems. The timing and speed of this transition is dependent on availability of lower cost servers.

     Most of the systems with video-on-demand service were initially in large hotels, where the economics of high channel capacity systems are more easily justified. The conversion of hotel pay-per-view systems into video-on-demand is increasing. Smaller hotels and motels are being provided with video-on-demand as technology results in reduced headend costs, keeping the market growth reasonably steady.

     International

     For much of the world, CATV service lags the United States, but is rapidly expanding as technological advancement reduces the cost to consumers. In addition, economic development in Latin America and Asia has allowed first time construction of integrated delivery systems that utilize a variety of electronics and broadband hardware. The pace of growth is difficult to predict, but as more alternatives become available and television service becomes increasingly affordable, it is likely that more equipment will be placed in the field.

     The Company utilizes several distributors in Florida and within Latin America with an experienced international sales manager supervising this effort. Earlier efforts to expand the market through exclusive distribution arrangements were unsatisfactory but accelerated growth is anticipated in the year 2000 and beyond. With regard to the European market, the Company's "CE" certification process is essentially complete and the Company is currently initiating efforts to develop distributors in each European country. Blonder Tongue has already exhibited in several international trade shows.

     Additional Considerations

     The technological revolution taking place in the communications industry, which includes DBS, is providing digital television to an increasing number of homes. Wireless cable systems and DSL over twisted paired phone lines also utilize digital compression to provide channel capacity which is competitive with CATV and other television delivery systems. In addition, franchise cable companies and overbuilders are building fiber optic networks to offer video, data, and telephony. There is also the possibility of convergence of data and video communications, wherein computer and television systems merge and the computer monitor replaces the television screen. While it is not possible to predict with certainty which technology will be dominant in the future, it is clear that digitized video and advances in the ability to compress the digitized video signal make both digital television and the convergence of computer, telephone and television systems technically possible.

     Since United States television sets are analog (not digital), direct satellite television and other digitally compressed programming requires Headend Products or expensive set-top decoding receivers or converters to convert the digitally transmitted satellite signals back to analog. The replacement of all television sets with digital sets will be costly and take many years to complete. The Company believes that for many years to come, program providers will be required to deliver an analog television signal on standard channels to subscribers' television sets using Headend Products at some distribution point in their networks or employ decoding receivers at each television set. Headend Products are a large segment of Blonder Tongue's business and except for systems deploying expensive digital decoders at each television set, the Company believes interdiction is an ideal product for a system operator to use to control access to the multitude of programming that will be available. In the completely digital environment which may develop over the long term, all analog Headend Products will need to be replaced with pure digital products. The Company and all other suppliers to private cable, franchise cable and the television industry generally will need to design and manufacture new products for that environment.

Products

     Blonder Tongue's products can be separated, according to function, into the four broad categories described below:

     o Headend Products used by a system operator for signal acquisition, processing and manipulation for further transmission. Among the products offered by the Company in this category are satellite receivers (digital and analog), integrated receiver/decoders, transcoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers, and processors. The headend of a television signal distribution system is the "brain" of the system, the central location where the multi-channel signal is initially received, converted and allocated to specific channels for distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal or, in the case where digital signals are to be carried on the distribution system, transcode its modulation from QPSK (quadrature phase shift key) to QAM (quadrature amplitude modulation) since one is optimum for satellite transmission and the other optimum for fiber/coaxial distribution. Blonder Tongue is a licensee of General Instrument Corporation's VideoCipher(R) and DigiCipher(R) encryption technologies, EchoStar Communication Corp.'s digital technologies and Hughes Network Systems' digital technologies, and integrates their decoders into integrated receiver/decoder products, where required. The Company estimates that Headend Products accounted for approximately 60% of the Company's revenues in 1999, 70% in 1998, and 80% in 1997.

     o Distribution Products used to permit signals to travel from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a distribution network of fiber optic or coaxial cable. Among the products offered by the Company in this category are optical transmitters, optical receivers, line extenders, broadband amplifiers, directional taps, splitters and wall taps. In CATV systems, the distribution products are either mounted on exterior telephone poles or encased in pedestals, vaults or other security devices. In private cable systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coaxial cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images.

     o Subscriber Products used to control access to programming at the subscriber's location and to split and amplify incoming signals for transmission to multiple sites and multiple television sets within a site. Among the products offered by the Company in this category are addressable interdiction devices, cable modems, telephony modems, splitters, couplers and multiplexers. The Company believes that the most significant products within this category are: (i) its VideoMask(TM) addressable signal jammer, licensed from Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc. in August 1995 under certain non-exclusive technology and patent license agreements (the "Philips License Agreements"), (ii) the SMI Interdiction product line acquired from Scientific as part of its interdiction business, and (iii) its recently introduced circuit-switched telephony headend equipment and cable and telephony modems for high-speed Internet access, telephony and data transfers, which are available to the Company through its licensing and distributorship agreements with GAD Line, Ltd. Interdiction products limit, through jamming of particular channels, the availability of programs to subscribers. Such products enable an integrator to control subscriber access to premium channels and other enhanced services through a computer located off-premises. They also eliminate the necessity of an operator having to make a service call to install or remove passive traps and eliminate the costs associated with damage or loss of set-top converters in the subscribers' locations. Interdiction products are also being successfully used by CATV operators as an anti-piracy system in conjunction with set-top converters. The Company believes that the reduction in operating costs, programming piracy, and converter loss which can be obtained through the use of interdiction will be a significant factor in further product penetration into the franchise cable market. While it is not possible to predict the breadth of market acceptance for these products, the Company believes the potential is substantial in both the MDU market and franchise cable market as alternatives to, or in conjunction with, set-top converters and as a viable option for companies and municipalities, who are overbuilding existing cable infrastructures and are seeking a more consumer-friendly and more cost-effective way to compete with the incumbent franchise cable operator.

     o Microwave Products used to transmit the output of a cable system headend to multiple locations using point-to-point communication links in the 18 GHz range of frequencies. Among the products offered by the Company in this category are power amplifiers, repeaters, receivers, transmitters and compatible accessories. These products convert the headend output up to the microwave band and transmit this signal using parabolic antennas. At each receiver site, a parabolic antenna-receiver combination converts the signal back to normal VHF frequencies for distribution to subscribers at the receiver site.

     The Company will modify its products to meet specific customer requirements. Typically, these modifications are minor and do not materially alter the functionality of the products. Thus the inability of the customer to accept such products does not generally result in the Company being otherwise unable to sell such products to other customers.

Research and Product Development

     The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in continuous research and development in order to (i) create new products, (ii) expand the frequency range of existing products in order to accommodate customer demand for greater channel capacity, (iii) license new technology (such as digital satellite receiver decoders, high-speed cable modems and telephony modems), and (iv) acquire products incorporating technology which could not otherwise be developed quickly enough using internal resources, to suit the dynamics of the evolving marketplace. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of its customers and customer prospects with the expectation or promise of substantial future orders from such customers or customer prospects. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering to lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties when the Company believes that it can obtain such technology more quickly and/or cost-effectively from such third parties than the Company could otherwise develop on its own, or when the desired technology is proprietary to a third party. There were 23 employees in the research and development department of the Company at December 31, 1999.

     Recent research and development initiatives include a new line of fiber optics distribution equipment, a transcoder line to convert satellite digital signals to QAM digital signals, a single subscriber interdiction product for single family dwellings and an internet connectivity device for use in cable systems to allow MDU subscribers to access the internet using DirecTV's DirecPC(TM) technology to download data through their cable connection at speeds of up to 400 KBPS, almost 10 times the speed of the traditional 56 KBPS telephone modem.

Marketing and Sales

     Blonder Tongue markets and sells its products worldwide to private cable integrators (which accounted for approximately 80% of the Company's revenues for fiscal year 1999, approximately 65% for fiscal year 1998 and approximately 80% for fiscal year 1997), to overbuilders, and to franchise cable integrators. Sales are made directly to customers by the Company's internal sales force, as well as through numerous domestic and international stocking distributors.

     The Company's sales and marketing function is predominantly performed by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects. The Company's internal sales force consists of approximately 29 employees, which currently includes eleven salespersons (six salespersons in Old Bridge, New Jersey, one salesperson in each of Cincinnati, Ohio, Cudahy, Wisconsin, Castle Rock, Colorado, Folsom, California, and Miami, Florida) and 18 sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

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

     The Company had approximately $17.3 million and $5.4 million in purchase orders as of December 31, 1999 and December 31, 1998, respectively. All of the purchase orders outstanding as of December 31, 1999 are expected to be shipped prior to December 31, 2000. The purchase orders are for the future delivery of products and are subject to cancellation by the customer.

Customers

     Blonder Tongue has a broad customer base, which in 1999 consisted of more than 1,000 active accounts. Approximately 26%, 33% and 40% of the Company's revenues in fiscal years 1999, 1998 and 1997, respectively, were derived from sales of products to the Company's five largest customers. In 1999, sales to Toner Cable Equipment, Inc. accounted for approximately 14% of the Company's revenues. There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. However, the Company anticipates that these customers will continue to account for a significant portion of the Company's revenues in future periods, although none of them is obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide the Company with binding forecasts of product purchases for any future period.

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

     During 1999, several of the Company's customers experienced financial difficulties and demonstrated the inability to pay. As of December 31, 1999, these customers had outstanding accounts with the Company of approximately $1.6 million, which remained outstanding for more than ninety (90) days. Accordingly, the Company provided for this exposure.

     The Company's revenues are derived primarily from customers in the continental United States, however, the Company also derives revenues from customers outside the continental United States, primarily in underdeveloped countries. Television service is less developed in many international markets, particularly Latin America and Asia, creating opportunity for those participants who offer quality products at a competitive price. Sales to customers outside of the United States represented approximately 2%, 2% and 3% of the Company's revenues in fiscal years 1999, 1998 and 1997, respectively. All of the Company's transactions with customers located outside of the continental United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions.

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

     Outside contractors supply standard components and etch printed circuit boards to the Company's specifications. While the Company generally purchases electronic parts which do not have a unique source, certain electronic component parts used within the Company's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. However, in such situations the Company may experience temporary reductions in its ability to ship products affected by the component shortage. The Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher(R) and DigiCipher(R) encryption systems manufactured by General Instrument Corporation, which are standard encryption methodologies employed on U.S. C-Band and Ku-Band transponders, EchoStar digital satellite receiver decoders, which are specifically designed to work with the DISH Network(TM), and Hughes Network Systems digital satellite receivers for delivery of DIRECTV(TM) programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company's operating results. The Company does not have a supply agreement with General Instrument Corporation or any other supplier. The Company submits purchase orders to its suppliers on an as-needed basis.

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

Competition

     All aspects of the Company's business are highly competitive. The Company competes with national, regional and local manufacturers and distributors, including companies larger than Blonder Tongue which have substantially greater resources. Various manufacturers who are suppliers to the Company sell directly as well as through distributors into the franchise and private cable marketplaces. Because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may seek to enter the principal markets served by the Company. Many of these potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than Blonder Tongue. The Company expects that direct and indirect competition will increase in the future. Additional competition could result in price reductions, loss of market share and delays in the timing of customer orders. The principal methods of competition are product differentiation, performance and quality, price and terms, service, and technical and administrative support.

Intellectual Property

     The Company currently holds 30 United States patents and 14 foreign patents covering a wide range of electronic systems and circuits, of which 19 United States patents and 10 foreign patents were obtained in the acquisition of Scientific's interdiction business. Other than certain of the patents acquired from Scientific, none of the Company's patents are considered material to the Company's present operations because they do not relate to high volume applications. Because of the rapidly evolving nature of the CATV industry, the Company believes that its market position as a leading supplier to private cable integrators derives primarily from its ability to develop a continuous stream of new products which are designed to meet its customers' needs and which have a high performance-to-cost ratio.

     The Company is a licensee of Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc., General Instrument Corporation ("GI"), Houston Tracker Systems, Inc., a subsidiary of EchoStar Communications Corp. ("EchoStar"), Hughes Network Systems, a Hughes Electronics Corporation ("Hughes"), GAD Line, Ltd., and several smaller software development companies.

     Under the Philips License Agreements, the Company is granted a non-exclusive license for a term which expires in 2010, concurrently with the last to expire of the relevant patents. The Philips License Agreements provide for the payment by the Company of a one-time license fee and for the payment by the Company of royalties based upon unit sales of licensed products.

     The Company is a licensee of GI relating to GI's VideoCipher(R) encryption technology and is also a party to a private label agreement with GI relating to its DigiCipher(R) technology. Under the VideoCipher(R) license agreement, the Company is granted a non-exclusive license under certain proprietary know-how, to design and manufacture certain licensed products to be compatible with the VideoCipher(R) commercial descrambler module for a term of ten years, expiring in August, 2000. The VideoCipher(R) license agreement provides for the payment by the Company of a one-time license fee for the Company's first model of licensed product and additional one-time license fees for each additional model of licensed product. The VideoCipher(R) license agreement also provides for the payment by the Company of royalties based upon unit sales of licensed products. Under the DigiCipher(R) private label agreement, the Company is granted the non-exclusive right to sell DigiCipher(R) II integrated receiver decoders bearing the Blonder Tongue name for use in the commercial market for a term expiring in December, 2000. The DigiCipher(R) private label agreement provides for the payment by the Company of a one-time license fee for the Company's first model of licensed product and additional one-time license fees for each additional model of licensed product.

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

     In January, 2000, the Company entered into distributorship and licensing agreements with GAD Line, Ltd., a designer and manufacturer of advanced telephony-over-cable and high-speed data system products used in HFC networks. Under the agreements, the Company will obtain immediate distribution rights for the sale of switched telephony-over-cable products and high-speed cable modems, followed by access to certain proprietary technology and a license to manufacture cable modems under the Company's private label. This license is perpetual (subject to the payment of royalties) and provides for the payment by the Company of royalties based upon unit sales of licensed products.

     The Company relies on a combination of contractual rights and trade secret laws to protect its proprietary technologies and know-how. There can be no assurance that the Company will be able to protect its technologies and know-how or that third parties will not be able to develop similar technologies and know-how independently. Therefore, existing and potential competitors may be able to develop products that are competitive with the Company's products and such competition could adversely affect the prices for the Company's products or the Company's market share. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining its leadership position.

Regulation

     Private cable, while in some cases subject to certain FCC licensing requirements, is not presently burdened with extensive government regulations. Franchise cable operators had been subject to extensive government regulation pursuant to the Cable Television Consumer Protection and Competition Act of 1992, which among other things provided for rate rollbacks for basic tier cable service, further rate reductions under certain circumstances and limitations on future rate increases. The Telecommunications Act of 1996 has deregulated many aspects of franchise cable system operation and has opened the door to competition among cable operators and telephone companies in each of their respective industries. The Company believes that this legislation will increase the base of potential customers for the Company's products.

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

Environmental Regulations

     The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 1999 and does not anticipate incurring in 2000 material capital expenditures for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

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

Employees

     The Company employs approximately 588 people, including 451 in manufacturing, 23 in research and development, 17 in quality assurance, 46 in production services, 29 in sales and marketing, and 22 in a general and administrative capacity. 372 of the Company's employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company expiring in February, 2002.

ITEM 2.  PROPERTIES

     The Company's principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the "Old Bridge Facility") which is owned by the Company. The Company also leases office space in Cincinnati, Ohio and Cudahy, Wisconsin for which it pays rent of approximately $260 and $300 per month, respectively.

     Management believes that the Old Bridge Facility is adequate to support the Company's anticipated needs in 2000. Subject to compliance with applicable zoning and building codes, the Old Bridge real property is large enough to double the size of the plant to accommodate expansion of the Company's operations should the need arise.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company's business, financial condition, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999, through the solicitation of proxies or otherwise.

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

Market Information


Fiscal Year Ended December 31, 1999:                                     High              Low
                                                                         ----              ---
         First Quarter ................................................  7 7/8           5
         Second Quarter................................................  7 3/8           4 7/8
         Third Quarter ................................................  9 3/4           5 11/16
         Fourth Quarter ...............................................  8 5/8           4 3/4



Fiscal Year Ended December 31, 1998:                                     High             Low
                                                                         ----             ---
         First Quarter................................................. 16 1/8          12 3/8
         Second Quarter................................................ 14 1/4           9 3/8
         Third Quarter................................................. 11 3/4           5 3/8
         Fourth Quarter................................................  9 1/4           5 1/4


     The Company's Common Stock is traded on the American Stock Exchange under the symbol "BDR".

Holders

     As of March 21, 2000, the Company had approximately 68 holders of record of the Common Stock. Since a portion of the Company's common stock is held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

Dividends

     The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Other than in connection with certain "S" corporation distributions, the Company has never declared or paid any cash dividends on its Common Stock. Any determination to pay dividends in the future is at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. The Company's loan agreement with First Union National Bank prohibits the payment of dividends by the Company on its Common Stock, unless at the time of and after giving effect to any proposed dividend payment, the Company is not in default under the loan agreement and is in compliance with certain financial covenants relating to, among other things, tangible net worth and debt service coverage.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated statement of earnings data presented below for each of the years ended December 31, 1999, 1998 and 1997, and the selected consolidated balance sheet data as of December 31, 1999 and 1998, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K. The selected consolidated statement of earnings data for the years ended December 31, 1996 and 1995 and the selected consolidated balance sheet data as of December 31, 1997, 1996 and 1995 are derived from audited consolidated financial statements not included herein. The data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial and statistical information appearing elsewhere herein.

                                                                    Year Ended December 31,
                                             ----------------------------------------------------------------------
                                               1999          1998(1)          1997            1996           1995
                                               ----          -------          ----            ----           ----
                                                             (in thousands, except per share data)
Consolidated Statement of Earnings Data:
Net sales...............................     $56,805         $70,792         $62,057         $48,862        $51,982
Cost of goods sold......................      39,074          45,344          39,656          30,613         32,528
                                             -------         -------         -------         -------        -------
  Gross profit..........................      17,731          25,448          22,401          18,249         19,454
                                             -------         -------         -------         -------        -------
Operating expenses:
  Selling, general and administrative...      13,598          10,755           9,938           9,135          9,791
  Research and development..............       2,070           2,156           1,954           1,972          2,011
                                             -------         -------         -------         -------        -------
  Total operating expenses..............      15,668          12,911          11,892          11,107         11,802
                                             -------         -------         -------         -------        -------

Earnings from operations................       2,063          12,537          10,509           7,142          7,652
Interest expense........................       2,008           1,596             414             658          1,296
Other (income) expense, net.............          (6)            (40)           (595)             --            (60)
                                             -------         -------         -------         -------        -------
Earnings before income taxes ...........          61          10,981          10,690           6,484          6,416
Provisions for income taxes.............           2           3,868           4,276           2,601
                                             -------         -------         -------         -------
Net earnings............................     $    59         $ 7,113         $ 6,414         $ 3,883
                                             =======         =======         =======         =======
Basic earnings per share................     $  0.01         $  0.86         $  0.78         $  0.48
Basic weighted average shares
outstanding(2)..........................       7,916           8,292           8,227           8,144
Diluted earnings per share..............     $  0.01         $  0.84         $  0.77         $  0.47
Diluted weighted average shares
  outstanding(2)........................       7,958           8,471           8,375           8,300
Pro Forma Data:
Pro forma provision for income taxes(3)                                                                       2,566
                                                                                                            -------
Pro forma net earnings..................                                                                    $ 3,850
                                                                                                            =======
Pro forma basic net earnings per share..                                                                    $  0.66
Basic weighted average shares
  outstanding(2)........................                                                                      5,823
Pro forma diluted earnings per share....                                                                    $  0.64
Diluted weighted average shares
  outstanding(2)........................                                                                      6,054
Other Data:
S Corporation distributions declared....     $    --         $    --         $    --         $    --        $ 7,896

                                                                    Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                1999           1998           1997           1996             1995
                                                ----           ----           ----           ----             ----
                                                                         (in thousands)
Consolidated Balance Sheet Data:

Working capital.......................        $25,456        $17,049        $26,055         $23,015          $14,407
Total assets..........................         66,076         69,651         42,272          36,165           31,804
Long-term debt (including
current maturities) ..................         20,607         22,359          5,054           6,347            2,145
Stockholders' equity..................         35,247         40,496         31,795          25,576           19,740

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

     The Company's success is due in part to management's efforts to leverage the Company's reputation by broadening its product line to offer one-stop shop convenience to private cable and franchise cable system integrators and to deliver products having a high performance-to-cost ratio.

     In December 1995, the Company successfully concluded an initial public offering of 2,200,000 shares of its Common Stock. Thereafter, in January 1996, the Company's underwriters exercised their over-allotment option, as a result of which an additional 181,735 shares of the Company's Common Stock were sold. The proceeds received by the Company from the sale of its Common Stock in the offering (including shares sold pursuant to the over-allotment option), net of expenses of the offering and certain S Corporation distributions to the Company's principal stockholders, were approximately $14,045,000. These funds were used to acquire the Company's Old Bridge Facility and to reduce the Company's outstanding bank debt. The Company has further enhanced its liquidity through a long-term loan secured by a mortgage against the Old Bridge Facility.

     On March 26, 1998, the Company acquired all of the assets and technology rights, including the SMI Interdiction product line, of the interdiction business (the "Interdiction Business") of Scientific-Atlanta, Inc. ("Scientific") for a purchase price consisting of (i) $19 million in cash, (ii) 67,889 shares of the Company's common stock, (iii) a warrant to purchase 150,000 additional shares of the Company's common stock at an exercise price of $14.25 per share and (iv) assumption by the Company of certain obligations under executory contracts with vendors and customers and certain warranty obligations and other current liabilities of the Interdiction Business. The Company is utilizing the SMI Interdiction product line acquired from Scientific, which has been engineered primarily to serve the franchise cable market, as a supplement to the Company's VideoMask(TM) Interdiction products, which are primarily focused on the private cable market. In addition, the Company expects that the technology acquired as part of the Interdiction Business will enhance its ability to design products that meet the specific needs of all cable providers, while improving its position in the franchise cable market.

     In June, 1999, the Company purchased 750,000 shares of its outstanding common stock from the holders thereof for a purchase price of $7.00 per share in a "Dutch Auction" style issuer tender offer. The Company obtained the funds necessary to purchase common stock in the issuer tender offer with a combination of cash on hand and borrowings under its line of credit.

     On September 13, 1999, the Company executed an agreement with CSC Holdings, Inc., a wholly owned subsidiary of Cablevision Systems Corporation, to supply HomeControl Interdiction units for an aggregate of approximately $16 million to 100,000 basic cable subscribers in the New York metropolitan area. The unit being supplied is the latest HomeControl SLIU (Single Living Interdiction Unit). Management believes that this contract is a significant contribution to the Company's penetration of the franchise cable market and anticipates that current efforts towards further penetration will favorably impact the Company's operating results during fiscal year 2000.

Results of Operations

     The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales:

                                                                       Year Ended December 31,
                                                           -------------------------------------------------
                                                                   1999          1998            1997
                                                                 --------      --------        --------
Net sales................................................          100.0%       100.0%          100.0%
Costs of goods sold......................................           68.8         64.1            63.9
Gross profit.............................................           31.2         35.9            36.1
Selling expenses.........................................           10.6          6.8             8.0
General and administrative expenses......................           13.3          8.4             8.0
Research and development expenses........................            3.6          3.0             3.2
Earnings from operations.................................            3.6         17.7            16.9
Other (income) expense, net..............................            3.5          2.2             (.3)
Earnings before income taxes.............................            0.1         15.5            17.2

1999 Compared with 1998

     Net Sales. Net sales decreased $13,987,000, or 19.8%, to $56,805,000 in 1999 from $70,792,000 in 1998. The decrease in sales is primarily attributed to the decrease in demand for the Company's products in the private cable market, due in part to the consolidation of private cable systems operators in this market which took place during 1999. In addition, the Company experienced a decrease in sales of interdiction equipment to both the franchise and private cable markets. Net sales included approximately $11,006,000 of interdiction equipment for 1999 compared to approximately $15,938,000 for 1998. The decrease in sales of interdiction equipment was related to a delay in fourth quarter shipments as a result of the development of the SLIU-II interdiction product.

     Cost of Goods Sold. Cost of goods sold decreased to $39,074,000 for 1999 from $45,344,000 for 1998, primarily due to decreased volume, and increased as a percentage of sales to 68.8% in 1999 from 64.1% in 1998. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products, including the additional start-up costs related to the Company's new SLIU-II interdiction product.

     Selling Expenses. Selling expenses increased to $6,025,000 in 1999 from $4,823,000 in 1998, and increased as a percentage of sales to 10.6% in 1999 from 6.8% in 1998. The $1,202,000 increase was primarily due to an increase in costs incurred for advertising and marketing materials along with an increase in salaries and employee benefit expenses as a result of an increase in headcount. The increase in selling expenses is directly related to the Company's efforts to increase market penetration within the franchise cable market and the promotion of new product lines such as fiber optic products and interdiction. The Company anticipates that these efforts will favorably impact operating results during fiscal year 2000.

     General and Administrative Expenses. General and administrative expenses increased to $7,573,000 in 1999 from $5,932,000 for 1998 and increased as a percentage of sales to 13.3% in 1999 from 8.4% in 1998. The $1,641,000 increase can be attributed to an increase in the bad debt expense, an increase in the amortization of intangibles related to the acquisition of Scientific's Interdiction Business and an increase in expenditures for professional services rendered, offset by a decrease in the accrual for executive bonuses. The increase in the bad debt expense was directly attributable to customer accounts experiencing financial difficulties related to the consolidation of the private cable market during 1999.

     Research and Development Expenses. Research and development expenses decreased 4.0% to $2,070,000 in 1999 from $2,156,000 in 1998. The $86,000 decrease is primarily due to a reduction in the amortization of license and patent agreements. Research and development expenses increased as a percentage of sales to 3.6% from 3.0%.

     Operating Income. Operating income decreased 83.5% to $2,063,000 for 1999 from $12,537,000 for 1998. Operating income as a percentage of sales decreased to 3.6% in 1999 from 17.7% in 1998.

     Interest and Other Expenses. Other expenses in 1999 consisted of $2,008,000 of interest expense offset by $6,000 of interest income. Other expenses in 1998 consisted of $1,596,000 of interest expense offset by $40,000 of interest income. The increase in interest expense is primarily attributed to increased borrowings under the Company's acquisition loan commitment (converted to a term loan with the bank during 1999).

     Income Taxes. The provision for income taxes for 1999 decreased to $2,000 from $3,868,000 for 1998 as a result of a decrease in taxable income. The Company's effective tax rate decreased to 3% for 1999 from 35% for 1998 as a result of state tax credits available to the Company not previously recognized, along with the decrease in taxable income.

1998 Compared with 1997

     Net Sales. Net sales increased $8,735,000, or 14.1%, to $70,792,000 in 1998 from $62,057,000 in 1997. International sales accounted for $1,137,000 (1.6% of total sales) for 1998 compared to $1,620,000 (2.6% of total sales) for 1997.

     The increase in sales is primarily attributed to the increase in sales of interdiction equipment including sales to the franchise cable market. Net sales included approximately $15,938,000 of interdiction equipment for 1998 compared to approximately $7,567,000 for 1997.

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

     Income Taxes. The provision for income taxes for 1998 decreased to $3,868,000 from $4,276,000 for 1997 as a result of state tax credits available to the Company related to 1997 activity which also reduced the Company's effective tax rate to 35% from 40%.

Inflation and Seasonality

     Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 1999 were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Year 2000

     The Company previously assigned certain individuals to identify and correct Year 2000 compliance issues. Information technology ("IT") systems with non-compliant code were modified or replaced with systems that are Year 2000 compliant as they were identified. Similar actions were taken with respect to non-IT systems, primarily systems embedded in manufacturing equipment and the Company's products. The individuals were also responsible for investigating the readiness of suppliers, customers and other third parties along with the development of contingency plans where necessary.

     All IT and non-IT systems were inventoried and assessed for compliance, and remediation and testing activities completed with all systems compliant prior to the end of 1999. The Company also identified critical suppliers, customers and other third parties, surveyed their Year 2000 remediation programs, and finalized risk assessments and contingency plans, where necessary, prior to the end of 1999.

     The Company's incremental costs directly related to Year 2000 compliance issues were approximately $300,000. Approximately 90% of the total estimated spending represented costs to modify existing systems.

     To date, the Company has not experienced any material adverse effect on its business resulting from Year 2000 compliance issues.

Liquidity and Capital Resources

     As of December 31, 1999 and 1998, the Company's working capital was $25,456,000 and $17,049,000, respectively. The increase in working capital is attributable primarily due to the reclassification of the $19,000,000 acquisition loan commitment as long-term debt. Historically, the Company has satisfied its cash requirements primarily from net cash provided by operating activities and from borrowings under its line of credit.

     The Company's net cash provided by operating activities for the period ended December 31, 1999 was $7,383,000 as a result of the Company's net earnings, increased by the $4,976,000 decrease in accounts receivable and the $2,233,000 increase in accounts payable, offset by $2,576,000 to fund the increase in inventory related to the new SLIU-II product, compared to cash provided by operating activities for the period ended December 31, 1998 of $921,000.

     Cash used in investing activities was $1,197,000, which was attributable to capital expenditures for new automated assembly and test equipment. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 2000.

     Cash used in financing activities was $6,680,000 for the period ended December 31, 1999, comprised of $5,435,000 related to the acquisition of treasury stock, $2,717,000 in repayments of long-term debt offset by $1,345,000 of borrowings under the revolving line of credit.

     On November 12, 1999, the Company entered into a new $7.5 million revolving line of credit with its bank, replacing its former revolving line of credit ("Former Credit Line"), on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (7.88% at December 31, 1999). At December 31, 1999, the Company had $3,172,000 outstanding under the line of credit. Borrowings under the new line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The new line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. Also as of November 12, 1999, the Company's acquisition loan commitment under its Former Credit Line was converted to a term loan with its bank (the "S-A Term Loan"). The S-A Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (8.18% at December 31, 1999). At December 31, 1999, there was $16,783,000 outstanding under the S-A Term Loan. The principal balance of the S-A Term Loan is being amortized in monthly installments of $366,667 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

     As a result of the Company's financial performance in 1999, the Company was unable to meet certain financial covenants with its bank at December 31, 1999, compliance with which was waived by the bank as of such date. Coincident with obtaining the waiver by the bank, the bank agreed to extend the line of credit until September 30, 2000 and to waive compliance by the Company with certain financial covenants as of March 31, 2000, subject to the Company meeting certain alternative financial covenants as of such date, and the Company agreed to periodic reductions in the line of credit commencing in March, 2000, until the line of credit has been reduced from $7.5 million to $5.5 million as of August 1, 2000. The Company anticipates that it will either conclude negotiations with its bank and obtain a renewal of its current credit facilities, or enter into new credit facilities with another bank, prior to September 30, 2000.

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

     On May 17, 1999, the Company commenced a tender offer to purchase up to 750,000 shares of its common stock at a purchase price ranging from $6.00 to $8.00 per share. As of June 22, 1999, approximately 1,600,000 shares were tendered and the Company accepted 750,000 shares for purchase at a price of $7.00 per share. The Company paid for the shares purchased with a combination of cash on hand and borrowings under its line of credit.

     The Company currently anticipates that the cash generated from operations, existing cash balances and amounts available under its existing or a replacement line of credit, will be sufficient to satisfy its foreseeable working capital needs.

New Accounting Pronouncements

     In June, 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement was amended by SFAS 137, which delays the effective date until 2001. The Company will be reviewing this pronouncement to determine its applicability to the Company, if any.

Additional Factors That May Affect Future Results and Market Price of Stock

     Blonder Tongue's business operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks which are not otherwise addressed elsewhere in this Annual Report. There can be no assurance that the Company will anticipate the evolution of industry standards in CATV or the communications industry generally, changes in the market and customer needs, or that technologies and applications under development by the Company will be successfully developed, or if they are successfully developed, that they will achieve market acceptance. The competition to attract and retain highly-skilled engineering, manufacturing, marketing and managerial personnel is intense. Capital spending by cable operators for constructing, rebuilding, maintaining or upgrading their systems (upon which the Company's sales and profitability are dependent) is dependent on a variety of factors, including access to financing, demand for their cable services, availability of alternative video delivery technologies, and general economic conditions. Factors such as announcements of technological innovations or new products by the Company, its competitors or third parties, quarterly variations in the Company's actual or anticipated results of operations, market conditions for emerging growth stocks or cable industry stocks in general, or the failure of revenues or earnings in any quarter to meet the investment community's expectations, may cause the market price of the Company's Common Stock to fluctuate significantly. The stock price may also be affected by broader market trends unrelated to the Company's performance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At December 31, 1999 and 1998 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $22,086,333 and $20,827,000, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $180,297 and $156,000, respectively, on the Company's earnings and cash flows based upon these year-end debt levels. To ameliorate these risks, in February, 1999, the Company entered into an interest rate Swap Agreement with a notional amount of $10,000,000. The specific terms of the Swap Agreement are more fully discussed above in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from the consolidated financial statements and notes thereto of the Company which are attached hereto beginning on page 24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10. through 13.  INCORPORATED BY REFERENCE

     The information called for by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held May 4, 2000, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates. Note that the sections in the definitive proxy statement entitled "Report of Compensation Committee on Executive Compensation Policies" and "Comparative Stock Performance" pursuant to Regulation S-K, Item 402(a)(9), are not deemed "soliciting material" or "filed" as part of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements and Supplementary Data.

      Report of Independent Certified Public Accountants, BDO Seidman, LLP...........................................  25
      Consolidated Balance Sheets as of December 31, 1999 and 1998...................................................  26
      Consolidated Statements of Earnings for the Years Ended December 31, 1999, 1998 and 1997.......................  27
      Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997...........  28
      Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.....................  29
      Notes to Consolidated Financial Statements.....................................................................  30

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

(b) No reports on Form 8-K were filed in the quarter ended December 31, 1999.

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

     10.2      1994 Incentive Stock Option Plan.                        Incorporated by reference from Exhibit
                                                                        10.5 to Registrant's S-1 Registration
                                                                        Statement No. 33-98070 originally filed
                                                                        October 12, 1995, as amended.


  Exhibit #                        Description                                           Location
  ---------                        -----------                                           --------
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

     10.4      Amended and Restated 1996 Director Option Plan.          Incorporated by reference from Appendix B
                                                                        to Registrant's Proxy Statement for its
                                                                        1998 Annual Meeting of Stockholders
                                                                        originally filed March 27, 1998.

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

     10.6      Form of Indemnification Agreement entered into by        Incorporated by reference from Exhibit
               Blonder Tongue Laboratories, Inc. in favor of each       10.10 to Registrant's S-1 Registration
               of its Directors and Officers.                           Statement No. 33-98070 originally filed
                                                                        October 12, 1995, as amended.

     10.7      VideoCipher(R)IICM Commercial Descrambler Module          Incorporated by reference from Exhibit
               Master Purchase and License Agreement, dated             10.11 to Registrant's S-1 Registration
               August 23, 1990, between Blonder Tongue                  Statement No. 33-98070 originally filed
               Laboratories, Inc. and Cable/Home Communication          October 12, 1995, as amended.
               Corp.

    +10.8      Patent License Agreement, dated August 21, 1995,         Incorporated by reference from Exhibit
               between Blonder Tongue Laboratories, Inc. and            10.12 to Registrant's S-1 Registration
               Philips Electronics North America Corporation.           Statement No. 33-98070 originally filed
                                                                        October 12, 1995, as amended.

    +10.9      Interdiction Technology License Agreement, dated         Incorporated by reference from Exhibit
               August 21, 1995, between Blonder Tongue                  10.13 to Registrant's S-1 Registration
               Laboratories, Inc. and Philips Broadband Networks,       Statement No. 33-98070 originally filed
               Inc.                                                     October 12, 1995, as amended.

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

    10.12      Mortgage, Assignment of Leases, and Security             Incorporated by reference from Exhibit
               Agreement dated May 23, 1996 by Blonder Tongue           10.2 to Registrant's Quarterly Report on
               Laboratories, Inc. in favor of CoreStates Bank,          Form 10-Q for the period ended June 30,
               N.A., successor to Meridian Bank.                        1996, filed August 14, 1996.

    10.13      Real Estate Loan Note dated May 23, 1996 from            Incorporated by reference from Exhibit
               Blonder Tongue Laboratories, Inc. in favor of            10.3 to Registrant's Quarterly Report on
               CoreStates Bank, N.A., successor to Meridian Bank.       Form 10-Q for the period ended June 30,
                                                                        1996, filed August 14, 1996.

    10.14      Allonge to Real Estate Loan Note, dated September        Incorporated by reference from Exhibit
               26, 1996 from Blonder Tongue Laboratories, Inc.,         10.3 to Registrant's Quarterly Report on
               in favor of CoreStates Bank, N.A., successor to          Form 10-Q for the period ended September
               Meridian Bank.                                           30, 1996, filed November 14, 1996.


  Exhibit #                        Description                                           Location
  ---------                        -----------                                           --------
    +10.15     License Agreement dated November 12, 1996 between        Incorporated by reference from Exhibit
               Blonder Tongue Laboratories, Inc. and Houston            10.31 to Registrant's Annual Report on
               Tracker Systems, Inc.                                    Form 10-K for fiscal year ended December
                                                                        31, 1996, filed March 27, 1997.

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

    10.17      Second Amendment to 1995 Long Term Incentive Plan        Incorporated by reference from Appendix A
                                                                        to Registrant's Proxy Statement for its
                                                                        1998 Annual Meeting of Stockholders
                                                                        originally filed March 27, 1998.

    10.18      Fifth Amended and Restated Loan Agreement dated          Filed herewith.
               November 12, 1999 between Blonder Tongue
               Laboratories, Inc. and First Union National Bank

    10.19      Fifth Amended and Restated Line of Credit Note           Filed herewith.
               dated November 12, 1999 by Blonder Tongue
               Laboratories, Inc. in favor of First Union
               National Bank

    10.20      Third Allonge to Real Estate Note dated November         Filed herewith.
               12, 1999 from Blonder Tongue Laboratories, Inc. to
               First Union National Bank

   10.21      Term Note dated November 12, 1999 by Blonder             Filed herewith
               Tongue Laboratories, Inc. in favor of First Union
               National Bank

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                               Page
                                                                                                               ----
Report of Independent Certified Public Accountants, BDO Seidman, LLP......................................      25

Consolidated Balance Sheets as of December 31, 1999 and 1998..............................................      26

Consolidated Statements of Earnings for the Years Ended December 31, 1999, 1998 and 1997..................      27

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997......      28

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997................      29

Notes to Consolidated Financial Statements................................................................      30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




BDO Seidman, LLP
Woodbridge, New Jersey

February 18, 2000

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                                  December 31,
                                                                                             ----------------------
                                                                                               1999          1998
                                                                                             -------        -------
              Assets (Note 4)
Current assets:
     Cash.......................................................................             $    48        $   542
     Accounts receivable, net of allowance for doubtful
     accounts of $683 and $1,201, respectively..................................               9,969         15,988
     Inventories (Note 2).......................................................              26,793         24,540
     Other current assets ......................................................               2,007            597
     Deferred income taxes (Note 13)............................................               1,182          1,445
                                                                                             -------        -------
         Total current assets...................................................              39,999         43,112
Property, plant and equipment, net of accumulated
    depreciation and amortization (Notes 3 and 5)...............................               8,740          7,968
Patents, net (Note 11)..........................................................               4,242          4,115
Goodwill, net (Note 11).........................................................              12,437         13,157
Other assets....................................................................                 658          1,299
                                                                                             -------        -------
                                                                                             $66,076        $69,651
                                                                                             =======        =======
              Liabilities and Stockholders' Equity
Current liabilities:
     Revolving line of credit (Note 4)..........................................              $3,172         $1,827
     Current portion of long-term debt..........................................               4,470         19,494
     Accounts payable...........................................................               4,644          2,134
     Accrued compensation.......................................................               1,040          1,287
     Other accrued expenses.....................................................                 903            933
     Income taxes (Note 13).....................................................                 314            388
                                                                                             -------        -------
         Total current liabilities..............................................              14,543         26,063
                                                                                             -------        -------
Deferred income taxes (Note 13).................................................                 149            227
Long-term debt (Note 4).........................................................              16,137          2,865
Commitments and contingencies (Notes 5, 6 and 7)................................                   -              -
Stockholders' equity (Notes 9, 10, 11 and 12):
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding......................................................                   -              -
     Common stock, $.001 par value; authorized 25,000 shares, 8,392 shares
     issued at December 31, 1999  and 8,370 shares issued at December 31, 1998..                   8              8
     Paid-in capital............................................................              23,870         23,743
     Retained earnings..........................................................              17,655         17,596
     Treasury stock at cost, 831 shares at December 31, 1999
     and 81 shares at December 31, 1998 (Note 9)................................              (6,286)          (851)
                                                                                             -------        -------
         Total stockholders' equity.............................................              35,247         40,496
                                                                                             -------        -------
                                                                                             $66,076        $69,651
                                                                                             =======        =======

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)

                                                                                       Year Ended December 31,
                                                                               =======================================
                                                                                 1999          1998             1997
                                                                               -------        -------          -------
Net sales..............................................................        $56,805        $70,792          $62,057
Cost of goods sold.....................................................         39,074         45,344           39,656
                                                                               -------        -------          -------
    Gross profit.......................................................         17,731         25,448           22,401
                                                                               -------        -------          -------
Operating expenses:
    Selling expenses...................................................          6,025          4,823            4,964
    General and administrative.........................................          7,573          5,932            4,974
    Research and development...........................................          2,070          2,156            1,954
                                                                               -------        -------          -------
                                                                                15,668         12,911           11,892
                                                                               -------        -------          -------
Earnings from operations...............................................          2,063         12,537           10,509
                                                                               -------        -------          -------

Other income (expense):
    Interest expense...................................................         (2,008)        (1,596)            (414)
    Other income.......................................................              6             40              595
                                                                               -------        -------          -------
                                                                                (2,002)        (1,556)             181
                                                                               -------        -------          -------
Earnings before income taxes...........................................             61         10,981           10,690
Provision for income taxes (Note 13)...................................              2          3,868            4,276
                                                                               -------        -------          -------
    Net earnings.......................................................        $    59        $ 7,113         $  6,414
                                                                               =======        =======         ========
Basic earnings per share (Note 10).....................................         $ 0.01      $    0.86        $    0.78
                                                                               =======        =======         ========
Basic weighted average shares outstanding (Note 10)....................          7,916          8,292            8,227
                                                                               =======        =======         ========
Diluted earnings per share (Note 10)...................................         $ 0.01      $    0.84        $    0.77
                                                                               =======        =======         ========
Diluted weighted average shares outstanding (Note 10)..................          7,958          8,471            8,375
                                                                               =======        =======         ========

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)


                                                        Common Stock
                                                    -------------------
                                                                          Paid-in    Retained      Treasury
                                                     Shares     Amount    Capital    Earnings        Stock      Total
                                                    --------   --------   --------   ---------     --------    --------
Balance at January 1, 1997....................        8,193     $    8    $ 21,499   $   4,069     $     -     $ 25,576
  Proceeds from exercise of stock options.....           80          -         303           -           -          303
  Acquisition of treasury stock...............            -          -           -           -        (498)        (498)
  Net earnings................................            -          -           -       6,414           -        6,414
                                                    -------    -------    --------   ---------     -------     --------
Balance at December 31, 1997..................        8,273          8      21,802      10,483        (498)      31,795
   Proceeds from exercise of stock options....           29          -         166           -           -          166
   Acquisition of treasury stock..............            -          -           -           -        (353)        (353)
   Issuance of common stock for acquired
business......................................           68          -       1,000           -           -        1,000
   Issuance of warrant for acquired business..            -          -         775           -           -          775
   Net earnings...............................            -          -           -       7,113           -        7,113
                                                    -------    -------    --------   ---------     -------     --------
Balance at December 31, 1998..................        8,370          8      23,743      17,596        (851)      40,496
   Proceeds from exercise of stock options....           22          -         127           -           -          127
   Acquisition of treasury stock..............            -          -           -           -      (5,435)      (5,435)
   Net earnings...............................            -          -           -          59           -           59
                                                    -------    -------    --------   ---------    --------     --------
Balance at December 31, 1999..................        8,392     $    8    $ 23,870   $  17,655    $ (6,286)    $ 35,247
                                                    =======    =======    ========   =========    ========     ========

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Year Ended December 31,
                                                                                      ===================================
                                                                                        1999         1998          1997
                                                                                      -------      --------      --------
Cash Flows From Operating Activities:
     Net earnings.................................................................    $    59      $  7,113      $  6,414
     Adjustments to reconcile net earnings to cash
     provided by operating activities:
         Depreciation and amortization............................................      2,994         2,365         1,130
         Provision for doubtful accounts..........................................      1,043           598           327
         Deferred income taxes....................................................         67          (576)         (518)
         Changes in operating assets and liabilities, net of acquisition:
           Accounts receivable....................................................      4,976        (3,456)       (4,470)
           Inventories............................................................     (2,576)       (4,147)       (1,847)
           Other current assets...................................................     (1,410)         (279)           85
           Other assets...........................................................        (47)         (428)          (10)
           Income taxes...........................................................         44           217          (452)
           Accounts payable and accrued expenses..................................      2,233          (486)        1,631
                                                                                      -------      --------      --------
              Net cash provided by operating activities...........................      7,383           921         2,290
                                                                                      -------      --------      --------
Cash Flows From Investing Activities:
     Capital expenditures.........................................................     (1,197)         (879)       (1,424)
     Acquisition of licenses......................................................          -             -          (163)
     Acquisition of business......................................................          -       (19,000)            -
                                                                                      -------      --------      --------
              Net cash used in investing activities...............................     (1,197)      (19,879)       (1,587)
                                                                                      -------      --------      --------
Cash Flows From Financing Activities:
     Net borrowings (repayments) under revolving line of credit...................      1,345         1,827        (1,176)
     Repayments of borrowings from stockholders...................................          -             -          (313)

     Proceeds from long-term debt.................................................          -        19,199           683
     Repayments of long-term debt.................................................     (2,717)       (1,894)         (487)
     Proceeds from exercise of stock options......................................        127           166           303
     Acquisition of treasury stock................................................     (5,435)         (353)         (498)
                                                                                      -------      --------      --------
              Net cash (used in) provided by financing activities ................     (6,680)       18,945        (1,488)
                                                                                      -------      --------      --------
Net Decrease In Cash..............................................................       (494)          (13)         (785)
Cash, beginning of year...........................................................        542           555         1,340
                                                                                      -------      --------      --------
Cash, end of year.................................................................    $    48      $    542      $    555
                                                                                      =======      ========      ========
Supplemental Cash Flow Information:
     Cash paid for interest.......................................................    $ 2,025      $  1,261      $    397
     Cash paid for income taxes...................................................        660         4,276         5,251
                                                                                      =======      ========      ========
Non-cash transactions:
     Common stock issued for acquired business....................................    $     -      $  1,000      $      -
     Warrant issued for acquired business.........................................          -           775             -
     Capital lease obligations....................................................        965             -             -


           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies

(a)  Company and Basis of Presentation

     Blonder Tongue Laboratories, Inc. (the "Company") is a designer, manufacturer and supplier of electronics and systems equipment for the cable television industry. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and subsidiaries as discussed below. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

(e)  Intangible Assets

     Intangible assets totaling $17,337 and $18,571 as of December 31, 1999 and 1998, respectively, consist of goodwill, prepaid licensing fees, and acquired patent rights, and are carried at cost less accumulated amortization. Amortization is computed utilizing the straight-line method over the estimated useful life of the respective asset, 3 to 15 years. Accumulated amortization was $3,589 and $1,985 for 1999 and 1998, respectively.

(f)  Long-Lived Assets

     The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets based on non-discounted cash flows. No impairment losses have been recorded through December 31, 1999.

(g)  Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 1999, 1998 and 1997.

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

     Approximately 63% of the Company's employees are covered by a three year collective bargaining agreement, which expires in February, 2002.

     The Company estimates that headend products accounted for approximately 60% of the Company's revenues in 1999, 70% in 1998 and 80% in 1997. Any substantial decrease in sales of headend products could have a material adverse effect on the Company's results of operations and financial condition.

     The Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher(R) and DigiCipher(R) encryption systems manufactured by General Instrument Corporation, which are standard encryption methodologies employed on U.S. C-Band and Ku-Band transponders and EchoStar digital satellite receiver decoders, which are specifically designed to work with the DISH Network(TM) and Hughes Network Systems digital satellite receivers for delivery of DIRECTV(TM) programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company's operating results. The Company does not have a supply agreement with General Instrument Corporation or any other supplier. The Company submits purchase orders to its suppliers on an as-needed basis.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


(n)  New Accounting Pronouncements

     In June, 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement was amended by SFAS 137, which delays the effective date to 2001. The Company will be reviewing this pronouncement to determine its applicability to the Company, if any.

Note 2 - Inventories

Inventories are summarized as follows:

                                                           December 31,
                                                   -------------------------
                                                    1999              1998
                                                   -------           -------
Raw materials..................................    $11,484           $ 9,550
Work in process................................      5,058             2,463
Finished goods.................................     10,251            12,527
                                                   -------           -------
                                                   $26,793           $24,540
                                                   =======           =======

Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                                             December 31,
                                                      -----------------------
                                                        1999           1998
                                                      --------        -------
Land................................................  $  1,000        $ 1,000
Building............................................     3,361          3,361
Machinery and equipment.............................     6,534          5,158
Furniture and fixtures..............................       398            395
Office equipment....................................     1,412            764
Building improvements...............................       601            466
                                                      --------        -------
                                                        13,306         11,144
Less:  Accumulated depreciation and amortization....    (4,566)        (3,176)
                                                      --------        -------
                                                      $  8,740        $ 7,968
                                                      ========        =======

Note 4 - Debt

     On November 12, 1999, the Company entered into a new $7,500 revolving line of credit with its bank replacing its former revolving line of credit ("Former Credit Line"), on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (7.88% at December 31, 1999). At December 31, 1999, the Company had $3,172 outstanding under the line of credit. Borrowings under the new line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined by the credit agreement. The new line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. The average amount outstanding on the line of credit during 1999 was $1,832 at a weighted average interest rate of 7.69%. The maximum amount outstanding on the line of credit during 1999 was $4,531.

     As a result of the Company's financial performance in 1999, the Company was unable to meet certain financial covenants with its bank at December 31, 1999, compliance with which was waived by the bank as of such date. Coincident with obtaining the waiver by the bank, the bank agreed to extend the line of credit until

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


September 30, 2000 and to waive compliance by the Company with certain financial covenants as of March 31, 2000, subject to the Company meeting certain alternative financial covenants as of such date, and the Company agreed to periodic reductions in the line of credit commencing in March, 2000, until the line of credit has been reduced from $7,500 to $5,500 as of August 1, 2000. The Company anticipates that it will either conclude negotiations with its bank and obtain a renewal of its current credit facilities, or enter into new credit facilities with another bank, prior to September 30, 2000.

     As of November 12, 1999, the Company's acquisition loan commitment under its Former Credit Line was converted to a term loan with its bank (the "S-A Term Loan"). The S-A Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (8.18% at December 31, 1999). At December 31, 1999, there was $16,783 outstanding under the S-A Term Loan. The principal balance of the S-A Term Loan is being amortized in monthly installments of $367 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

     On May 24, 1996, the Company borrowed $2,800 for a ten year term secured by a mortgage against the Company's Old Bridge Facility. The loan accrued interest at a fixed rate of 7.25% through May 1999. Effective June 1, 1999, the loan was converted to a variable interest rate based upon the bank's base rate (8.5% at December 31, 1999).

Long-term debt consists of the following:

                                                                          December 31,
                                                                  ---------------------------
                                                                    1999              1998
                                                                  --------           --------
Term loan with a bank bearing interest at 7.25% until
May 30, 1999, converted on June 1, 1999 to a variable
interest rate based on the bank's base rate, payable
in monthly installments.......................................    $  2,131           $  2,318

Loan with a bank bearing interest at LIBOR plus 2.875%........      16,783             19,000

Capital leases (Note 5).......................................       1,693              1,041
                                                                  --------           --------
                                                                     20,607            22,359
Less:  Current portion........................................       (4,470)          (19,494)
                                                                  ---------          --------
                                                                  $  16,137          $  2,865
                                                                  =========          ========

     The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


          Annual maturities of long-term debt at December 31, 1999 are:

         2000.......................         $ 4,470
         2001.......................           4,384
         2002.......................          11,157
         2003.......................             143
         2004.......................             153
         Thereafter.................             300
                                             -------
                                             $20,607
                                             =======

Note 5 - Commitments and Contingencies

Leases

     The Company leases certain factory and automotive equipment under noncancellable operating leases expiring at various dates through December, 2006.

     Future minimum rental payments, required for all noncancellable leases are as follows:

                                                        Capital      Operating
                                                        -------      ---------
2000...............................................     $   563          $ 160
2001...............................................         486             48
2002...............................................         318             14
2003...............................................         185              2
2004...............................................         183              -
Thereafter.........................................         337              -
                                                        -------      ---------
Total future minimum lease payments................       2,072          $ 224
                                                                     =========
Less:  amounts representing interest...............        (379)
                                                        -------
Present value of minimum lease payments............     $ 1,693
                                                        =======

     Property, plant and equipment included capitalized leases of $2,514, less accumulated amortization of $758, at December 31, 1999, and $1,533, less accumulated amortization of $449, at December 31, 1998.

     Rent expense was $217, $295 and $194 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


Note 6 - Benefit Plans

Defined Contribution Plan

     The Company has a defined contribution plan covering all full time non-union employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee's salary deferral. The Company's contributions to this plan were $254, $122 and $59 for the years ended December 31, 1999, 1998 and 1997, respectively.

Defined Benefit Pension Plan

     Substantially all union employees who meet certain requirements of age, length of service and hours worked per year are covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service. Net periodic pension cost for this plan includes the following components:

                                                                    December 31,
                                                       -------------------------------------
         Components of net periodic pension cost:       1999            1998           1997
                                                       ------          ------         ------
         Service cost..............................    $  121          $  118         $   81
         Interest cost.............................        76              64             56
         Actual return on plan assets..............       (29)            (57)           (90)
         Recognized net actuarial (gain) loss......       (33)              6             42
                                                       ------          ------         ------
         Net periodic pension cost.................    $  135          $  131         $   89
                                                       ======          ======         ======

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


     The funded status of the plan and the amounts recorded in the Company's consolidated balance sheets are as follows:

                                                                                     December 31,
                                                                               -----------------------
                                                                                 1999           1998
                                                                               --------       --------
         Change in benefit obligation:
         Benefit obligation at beginning of year..........................      $ 1,106       $   862
         Service cost.....................................................          121           118
         Interest cost....................................................           76            64
         Amendment to discount rate.......................................            -            86
         Actuarial (gain) loss............................................          (15)           --
         Benefits paid....................................................          (40)          (24)
                                                                               --------       --------
         Benefit obligation at end of year................................        1,248          1,106
                                                                               --------       --------

         Change in plan assets:
         Fair value of plan assets at beginning of year...................          915            762
         Actual return on plan assets.....................................           29             57
         Employer contribution............................................          254            120
         Benefits paid....................................................          (40)           (24)
                                                                               --------       --------
         Fair value of plan assets at end of year.........................        1,158            915
                                                                               --------       --------

         Funded status....................................................          (90)          (191)
         Unrecognized net actuarial loss..................................          369            360
         Unrecognized net transition liability............................          (69)           (79)
                                                                               --------       --------
         Prepaid benefit cost.............................................     $    210       $     90
                                                                               ========       ========


Key economic assumptions used in these determinations were:

                                                                                     December 31,
                                                                               -----------------------
                                                                                 1999          1998
                                                                               --------       --------
         Discount rate....................................................       7.0%          7.0%
         Expected long-term rate of return................................       7.0%          7.0%

Note 7 - Related Party Transactions

     On January 1, 1995, the Company entered into a consulting and non-competition agreement for a period of five years with a director, who is also the second largest stockholder. During this period, the director will provide consulting services on various operational and financial issues and is currently paid at an annual rate of $136 but in no event is such amount permitted to exceed $150. The director also agreed to keep all Company information confidential and will not compete directly or indirectly with the Company for the term of the agreement and for a period of two years thereafter. The termination date of this agreement has been extended until June 30, 2000.

Note 8 - Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits, and trade accounts receivable, and an interest rate swap agreement.

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

     Credit risk with respect to trade accounts receivable is concentrated with ten of the Company's customers. These customers accounted for approximately 55% and 48% of the Company's outstanding trade accounts receivable at December 31, 1999 and 1998, respectively. These customers are distributors of telecommunications and private cable television components, and providers of franchise and private cable television service. The Company performs ongoing credit evaluations of its customers' financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company's operations.

     For the year ended December 31, 1999, the Company's largest customer accounted for approximately 14% of the Company's sales. At December 31, 1999, this customer accounted for approximately 3% of the Company's outstanding trade accounts receivable. Management believes these amounts to be collectible. This customer also accounted for approximately 10% of the Company's sales in 1998 while a different customer accounted for approximately 16% of the Company's sales in 1997.

Note 9 - Stockholders' Equity

     On May 17, 1999, the Company commenced a self tender offer to purchase 750 shares of its common stock at a purchase price ranging from $6.00 to $8.00 per share. As of June 22, 1999, approximately 1,600 shares were tendered and the Company accepted 750 shares for purchase at a price of $7.00 per share. The stock repurchase was funded by a combination of the Company's cash on hand and borrowings against its revolving line of credit.

Stock Repurchase Program

     On April 1, 1997, the Company announced that its Board of Directors authorized management to purchase up to 100 shares of its common stock. Purchases were made from time to time in the open market, funded from operating cash flow and then-existing bank facilities. As of December 31, 1999, the Company had repurchased 81 shares under this program.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


Note 10 - Earnings Per Share

     Basic and diluted earnings per share for each of the three years ended December 31, 1999, 1998 and 1997 are calculated as follows:

                                                   Net Income         Shares        Per Share
                                                   (Numerator)     (Denominator)      Amount
                                                  ---------------------------------------------
For the year ended December 31, 1999:

   Basic earnings per share                         $    59            7,916          $ 0.01

   Effect of assumed conversion of employee
   stock options                                          -               42
                                                  ---------------------------------------------

   Diluted earnings per share                       $    59            7,958          $ 0.01
                                                  =============================================
For the year ended December 31, 1998:

   Basic earnings per share                         $ 7,113            8,292          $ 0.86

   Effect of assumed conversion of employee
   stock options                                          -              179
                                                  ---------------------------------------------

   Diluted earnings per share                       $ 7,113            8,471          $ 0.84
                                                  =============================================

For the year ended December 31, 1997:

   Basic earnings per share                         $ 6,414            8,227          $ 0.78

   Effect of assumed conversion of employee
   stock options                                          -              148
                                                  ---------------------------------------------

   Diluted earnings per share                       $ 6,414            8,375          $ 0.77
                                                  =============================================

     The diluted share base excludes incremental shares of 837, 199 and 64 related to stock options and a warrant for December 31, 1999, 1998 and 1997, respectively. There shares were excluded due to their antidilutive effect.

Note 11 - Acquisition

     On March 26, 1998, the Company acquired all of the assets and technology rights of the interdiction business (the "Interdiction Business") of Scientific-Atlanta, Inc. ("Scientific") for a purchase price consisting of (i) $19,000 in cash, (ii) 68 shares of the Company's common stock, (iii) a warrant to purchase 150 additional shares of the Company's common stock at an exercise price of $14.25 per share and (iv) assumption by the Company of certain obligations under executory contracts with vendors and customers and certain warranty obligations and current liabilities of the Interdiction Business. The Interdiction Business generated approximately $16,000 in revenues for the prior twelve month period. The Company believes that Scientific's interdiction products, which have been engineered primarily to serve the franchise cable market, will supplement the Company's VideoMask(TM) products, which are primarily focused on the private cable market. In addition, the Company expects

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


that the technology acquired as part of the Interdiction Business will enhance its ability to design products that meet the specific needs of all cable providers, while improving its position in the franchise cable market.

     The acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board No. 16 with the net assets recorded at fair market value and operations included in the financial statements from the date of acquisition. The allocation of the purchase price was recorded to inventory $2,518, property, plant and equipment $472, patents $4,200 and goodwill $13,585. In 1999, as a result of adjustments to inventory, goodwill was increased by $323.

     The following table presents the unaudited pro forma results of operations as though the acquisition of Scientific-Atlanta, Inc.'s Interdiction Business occurred on January 1, 1997:

                                                Year Ended December 31,
                                               -------------------------
                                                 1998              1997
                                               -------           -------
           Net sales                           $76,782           $77,833
           Earnings from operations             13,682             8,829
           Net income                            8,251             4,565
           Basic earnings per share               1.00              0.55
           Diluted earnings per share             0.97              0.55


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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


Stock Option Repricing

     During the third quarter of 1998, the Compensation Committee of the Board of Directors observed that, despite the strong financial performance of the Company over the past several months attributable to the contributions of the Company's employees, officers and Directors, the market price of the Company's Common Stock had recently declined significantly due to market forces and other outside factors. The decline in the Company's stock price caused many of its outstanding stock options granted to employees, officers and Directors to have exercise prices above (in many cases significantly above) the current market price for the Common Stock. The Compensation Committee was of the view that stock options with exercise prices well above the market value of the Company's Common Stock do not serve any incentive function and do not serve to retain employees of the Company. Accordingly, in an effort to ensure that the Company continues to provide meaningful, long-term incentive compensation to and retains its employees, officers and Directors through stock option grants, on September 4, 1998, the Compensation Committee recommended and the Board approve a repricing (the "Repricing") of all outstanding, unexercised stock options held by the Company's employees, officers and Directors having exercise prices exceeding the fair market value of the Common Stock as of September 17, 1998 (the "Affected Options"), provided, that no options would be repriced if the fair market value for the Common Stock exceeded $7.50 per share on September 17, 1998 (the "Effective Date"). The fair market value for the Common Stock as of the Effective Date was determined by the Board to be $6.88 per share (the "New Exercise Price"), which was the average of the high and low sales prices for the Common Stock on the American Stock Exchange on the Effective Date.

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


                                          Weighted-
                                           Average                  Weighted-Average
                               1994       Exercise         1995        Exercise           1996        Weighted-Average
                             Plan (#)     Price ($)      Plan (#)      Price ($)        Plan (#)     Exercise Price ($)
                           ---------------------------------------------------------------------------------------------
 Shares under option:
   Outstanding at
      January 1, 1997           213         4.36           225           9.72                2              8.50
      Granted                     -            -           254(a)        9.27                -(b)              -
      Exercised                 (67)        2.77           (12)          9.63                -                 -
      Canceled                   (5)        4.33           (33)          9.35                -                 -
   Outstanding at
      December 31, 1997         141         5.13           434           9.49                2              8.50
      Granted                     6         6.88           903           7.86               49              9.41
      Exercised                 (19)        3.23           (11)          9.63                -                 -
      Canceled                   (6)        9.38          (665)          9.74              (25)            11.90
Outstanding at
      December 31, 1998         122         5.30           661           7.00               26              6.91
      Granted                     -            -            51           6.54                8              6.53
      Exercised                  (8)        3.97           (14)          6.88                -                 -
      Canceled                   (3)        4.33           (42)          6.88                -                 -
Outstanding at
      December 31, 1999         111         5.42           656           6.97               34              6.82
Options exercisable
at December 31,    1999         111         5.42           356           7.09               26              6.91
Weighted-average fair
value of options granted
during:  1997                    --                        $5.81                            --
         1998                 $4.67                        $5.42                         $4.88
         1999                    --                        $4.93                         $4.97

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


     The following table summarizes information about stock options outstanding at December 31, 1999:


                            Options Outstanding                                        Options Exercisable
---------------------------------------------------------------------------------------------------------------------

                        Number of
                         Options        Weighted-Average    Weighted-Average        Number            Weighted-
 Range of Exercise    Outstanding at        Remaining        Exercise Price     Exercisable at         Average
     Prices ($)          12/31/99       Contractual Life           ($)             12/31/99       Exercise Price ($)
---------------------------------------------------------------------------------------------------------------------
1994 Plan:
                2.57         39                4.6 years           2.57                 39               2.57

                4.33         38                5.4                 4.33                 38               4.33
                6.88          6                6.9                 6.88                  6               6.88
               10.59         28                1.6                10.59                 28              10.59
                            ---                                                        ---
       2.57 to 10.59        111                4.2                 5.42                111               5.42
                            ===                                                        ===

1995 Plan:
                5.88          3                9.4                 5.88                  -                  -
                6.34         43                9.6                 6.34                  -                  -
                6.88        584                8.1                 6.88                335               6.88
                8.63          5                9.7                 8.63                  -                  -
               10.59         21                2.6                10.59                 21              10.59
                            ---                                                        ---
       6.88 to 10.59        656                7.3                 6.97                356               7.09
                            ===                                                        ===

1996 Plan:
                6.53          8                9.5                 6.53                  -                  -
                6.88         25                7.5                 6.88                 25               6.88
                8.50          1                3.0                 8.50                  1               8.50
                              -                                                          -
                             34                8.0                 6.82                 26               6.91
                             ==                                                        ===

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

                                                                Year Ended December 31,
                                                        ------------------------------------
                                                       1999             1998          1997
                                                      ------            ------        ------
Net earnings - as reported                            $   59            $7,113        $6,414
Net (loss) earnings - pro forma                         (625)            6,851         5,957
Basic earnings per share - as reported                  0.01              0.86          0.78
Basic (loss) earnings per share - pro forma            (0.08)             0.83          0.72
Diluted earnings per share - as reported                0.01              0.84          0.77
Diluted (loss) earnings per share - pro forma          (0.08)             0.81          0.71

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


     The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:


                              Year Ended December 31,
                        -------------------------------------
                            1999        1998        1997

Expected volatility          63%         61%         60%
Risk-free interest rate     5.7%        5.6%        6.0%
Expected lives               10           8           6
Dividend yield             none        none        none


Note 13 - Income Taxes

     The following summarizes the provision for income taxes:

                                                                       Year Ended December 31,
                                                                   --------------------------------
                                                                   1999         1998          1997
                                                                   -----       -------       ------
Current:
   Federal.....................................................    $  59       $ 3,844       $3,707
   State and local.............................................       10           600        1,087
                                                                   -----       -------       ------
                                                                      69         4,444        4,794

Deferred:
   Federal.....................................................      (58)         (495)        (399)
   State and local.............................................       (9)          (81)        (119)
                                                                   -----       -------       ------
                                                                     (67)         (576)        (518)
                                                                   -----       -------       ------
Provision for income taxes.....................................    $   2       $ 3,868       $4,276
                                                                   =====       =======       ======

     The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:


                                                                               Year Ended December 31,
                                                                           --------------------------------
                                                                           1999          1998         1997
                                                                           ------        ------      ------
Provision for Federal income taxes at the statutory rate...............       $21        $3,734      $3,630
State and local income taxes, net of Federal benefit...................         6           549         641
Research and development credits.......................................         -             -         (28)
Adjustment of prior year's accruals....................................       (25)         (415)          -
Other, net.............................................................         -             -          33
                                                                           ------        ------      ------
Provision for income taxes.............................................        $2        $3,868      $4,276
                                                                           ======        ======      ======

                                       44

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      December 31,
                                                ----------------------
                                                 1999           1998
                                                ------         -------
Deferred tax assets:
   Allowance for doubtful accounts                $252            $468
   Inventory                                       686             785
   Accrued vacation                                265             233
   Other                                           145             117
                                                ------         -------
     Total deferred tax assets                   1,348           1,603
                                                ------         -------
Deferred tax liabilities:
   Tax accounting method                             -             (80)
   Depreciation                                   (315)           (305)
                                                ------         -------
     Total deferred tax liabilities               (315)           (385)
                                                ------         -------
                                                $1,033         $ 1,218
                                                ======         =======

Note 14 - Export Sales

     The Company exports its products to countries in North and South America, Europe, and Asia. The Company's export sales were approximately 2% in 1999, 2% in 1998, and 3% in 1997. The Company's export sales were concentrated to customers in North and South America for all periods presented.

Note 15 - Quarterly Financial Information - Unaudited

                                                 1999 Quarters                           1998 Quarters
                                    --------------------------------------   --------------------------------------
                                      First    Second    Third    Fourth       First     Second   Third     Fourth
                                    -------------------------------------------------------------------------------
Net sales                            $13,756  $14,656   $17,307  $11,086      $15,119   $20,525  $18,929   $16,219
Gross profit                           4,766    4,766     5,620    2,579        5,095     6,739    7,362     6,252
Net earnings (loss)                      443      333       691   (1,408)       1,005     1,776    2,274     2,058
Basic earnings (loss) per share          .05      .04       .09     (.19)         .12       .21      .27       .25
Diluted earnings (loss) per share        .05      .04       .09     (.19)         .12       .21      .27       .25

Note 16 - Financial Instruments

     On February 3, 1999, the Company entered into an interest rate swap agreement with a notional amount of $10,000. The swap agreement has a maturity date of June 3, 2002 and requires the Company to make fixed rate interest payments on the notional amount of 8.01% per annum in exchange for floating rate payments equal to LIBOR plus 2.55%. The Company is exposed to credit risk in the unlikely event of the nonperformance by the counterparties. Interest to be paid or received is accrued over the life of the agreement at the net effective interest rate for the swap and corresponding debt instrument. At December 31, 1999, the notional amount was $8,333 and $15 was included in interest expense related to the swap agreement.

               Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:



The audits referred to in our report dated February 18, 2000 relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP
Woodbridge, New Jersey


February 18, 2000

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
           SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              for the years ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)


          Column A                            Column B              Column C              Column D           Column E
          --------                            --------              --------              --------           --------
                                                                    Additions

                                             Balance at       Charged      Charged
   Allowance for Doubtful                    Beginning           to        to Other      Deductions          Balance at
          Accounts                           of Period        Expenses     Accounts      Write-Offs        End of Period
          --------                           ---------        --------     --------      ----------        -------------
Year ended December 31, 1999:                 $1,201           $1,043          -          ($1,561)                 $683
Year ended December 31, 1998:                  $607             $598           -              ($4)               $1,201
Year ended December 31, 1997:                  $280             $366           -             ($39)                 $607

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BLONDER TONGUE LABORATORIES, INC.


Date:  March 27, 2000        By: /S/ JAMES A. LUKSCH
                                ------------------------------------------------
                                 James A. Luksch
                                 President and Chief Executive Officer


                             By: /S/ PETER PUGIELLI
                                ------------------------------------------------
                                Peter Pugielli, Senior Vice President - Finance, Treasurer and Chief Financial Officer

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


Name                                                             Title                           Date
----                                                             -----                           ----
/S/ JAMES A. LUKSCH                                 Director, President and Chief           March 27, 2000
------------------------------------                Executive Officer (Principal
James A. Luksch                                     Executive Officer)


/S/ PETER PUGIELLI                                  Senior Vice President, Chief            March 27, 2000
------------------------------------                Financial Officer, Treasurer and
Peter Pugielli                                      Assistant Secretary (Principal
                                                    Financial Officer and Principal
                                                    Accounting Officer)


/S/ ROBERT J. PALLE, JR.                            Director, Executive Vice                March 27, 2000
------------------------------------                President, Chief Operating
Robert J. Palle, Jr.                                Officer and Secretary


/S/ JOHN E. DWIGHT                                  Director and Senior Vice                March 27, 2000
------------------------------------                President
John E. Dwight


/S/ JAMES H. WILLIAMS                               Director                                March 27, 2000
------------------------------------
James H. Williams


/S/ JAMES F. WILLIAMS                               Director                                March 27, 2000
------------------------------------
James F. Williams


/S/ ROBERT B. MAYER                                 Director                                March 27, 2000
------------------------------------
Robert B. Mayer


/S/ GARY P. SCHARMETT                               Director                                March 27, 2000
------------------------------------
Gary P. Scharmett


/S/ ROBERT E. HEATON                                Director                                March 27, 2000
------------------------------------
Robert E.  Heaton