Form 10-Q
period 2000-03-31
BLONDER TONGUE LABORATORIES INC
filed 2000-05-12
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM              TO               .
         -------------    --------------

Commission file number 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                           Delaware                                                        52-1611421
--------------------------------------------------------------                ------------------------------------
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)


         One Jake Brown Road, Old Bridge, New Jersey                                          08857
---------------------------------------------------------------               --------------------------------------
          (Address of principal executive offices)                                          (Zip Code)


Registrant's telephone number, including area code:  (732) 679-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     ----

Number of shares of common stock, par value $.001, outstanding as of May 11, 2000: 7,698,930
              ---------

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                                     March 31,       December 31,
                                                                                                       2000             1999
                                                                                                    -----------      ------------
                                                                                                    (unaudited)
              Assets (Note 4)
Current assets:
     Cash ................................................................................            $  2,805        $     48
     Accounts receivable, net of allowance for doubtful
     accounts of $762 and $683, respectively .............................................              11,534           9,969
     Inventories (Note 3) ................................................................              25,398          26,793
     Other current assets ................................................................               1,600           2,007
     Deferred income taxes ...............................................................               1,535           1,182
                                                                                                      --------        --------
         Total current assets ............................................................              42,872          39,999
Property, plant and equipment, net of accumulated
    depreciation and amortization ........................................................               8,357           8,740
Patents, net .............................................................................               4,129           4,242
Goodwill, net ............................................................................              12,199          12,437
Other assets .............................................................................                 642             658
                                                                                                      --------        --------
                                                                                                      $ 68,199        $ 66,076
                                                                                                      ========        ========
              Liabilities and Stockholders' Equity
Current liabilities:
     Revolving line of credit (Note 4) ...................................................            $  4,203        $  3,172
     Current portion of long-term debt ...................................................               4,434           4,470
     Accounts payable ....................................................................               3,164           4,644
     Accrued compensation ................................................................               1,617           1,040
     Other accrued expenses ..............................................................               1,007             903
     Income taxes ........................................................................               1,494             314
                                                                                                      --------        --------
         Total current liabilities .......................................................              15,919          14,543
                                                                                                      --------        --------
Deferred income taxes ....................................................................                 203             149
Long-term debt (Note 4) ..................................................................              15,077          16,137
Commitments and contingencies ............................................................                  --              --
Stockholders' equity:
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding ...............................................................                  --              --
     Common stock, $.001 par value; authorized 25,000 shares, 8,427 shares
     issued at March 31, 2000 and 8,392 shares issued at December 31, 1999 ...............                   8               8

     Paid-in capital .....................................................................              24,042          23,870
     Retained earnings ...................................................................              19,236          17,655
     Treasury stock at cost, 831 shares at March 31, 2000 and
     December 31, 1999 ...................................................................              (6,286)         (6,286)
                                                                                                      --------        --------
         Total stockholders' equity ......................................................              37,000          35,247
                                                                                                      --------        --------
                                                                                                      $ 68,199        $ 66,076
                                                                                                      ========        ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                                                             Three Months Ended March 31,
                                                                                            -----------------------------
                                                                                                2000              1999
                                                                                              --------          --------
Net sales ................................................................                    $ 21,180          $ 13,756
Cost of goods sold .......................................................                      14,190             8,990
                                                                                              --------          --------
    Gross profit .........................................................                       6,990             4,766
                                                                                              --------          --------
Operating expenses:
    Selling expenses .....................................................                       1,582             1,405
    General and administrative ...........................................                       1,858             1,655
    Research and development .............................................                         541               525
                                                                                              --------          --------
                                                                                                 3,981             3,585
                                                                                              --------          --------
Earnings from operations .................................................                       3,009             1,181
                                                                                              --------          --------

Other income (expense):
    Interest expense .....................................................                        (583)             (456)
    Interest income ......................................................                          --                 1
                                                                                              --------          --------
                                                                                                  (583)             (455)
                                                                                              --------          --------
Earnings before income taxes .............................................                       2,426               726
Provision for income taxes ...............................................                         845               283
                                                                                              --------          --------
    Net earnings .........................................................                    $  1,581          $    443
                                                                                              ========          ========
Basic and diluted earnings per share .....................................                    $    .21          $    .05
                                                                                              ========          ========
Weighted average shares outstanding ......................................                       7,562             8,290
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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                       Three Months Ended
                                                                                                             March 31,
                                                                                                     ------------------------
                                                                                                       2000            1999
                                                                                                     -------          -------
Cash Flows From Operating Activities:
     Net earnings ....................................................................               $ 1,581          $   443
     Adjustments to reconcile net earnings to cash
       Depreciation and amortization .................................................                   758              550
       Provision for doubtful accounts ...............................................                    79              170
       Deferred income taxes .........................................................                  (299)            (195)
       Changes in operating assets and liabilities:
         Accounts receivable .........................................................                (1,644)           1,664
         Inventories .................................................................                 1,395             (868)
         Other current assets ........................................................                   407             (147)
         Other assets ................................................................                  --                (73)
         Income taxes ................................................................                 1,180              456
         Accounts payable and accrued expenses .......................................                  (799)            (407)
                                                                                                     -------          -------
           Net cash provided by operating activities .................................                 2,658            1,593
                                                                                                     -------          -------
Cash Flows From Investing Activities:
     Capital expenditures ............................................................                    (8)             (84)
                                                                                                     -------          -------
           Net cash used in investing activities .....................................                    (8)             (84)
Cash Flows From Financing Activities:
     Net borrowings under revolving line of credit ...................................                 1,031             (685)
     Proceeds from long-term debt ....................................................                  --                 10
     Repayments of long-term debt ....................................................                (1,096)            (123)
     Proceeds from exercise of stock options .........................................                   172               --
                                                                                                     -------          -------
           Net cash provided by (used in) financing activities .......................                   107             (798)
                                                                                                     -------          -------
Net Increase In Cash .................................................................                 2,757              711
Cash, beginning of period ............................................................                    48              542
                                                                                                     -------          -------
Cash, end of period ..................................................................               $ 2,805          $ 1,253
                                                                                                     =======          =======
Supplemental Cash Flow Information:
     Cash paid for interest ..........................................................               $   481          $   447
     Cash paid for income taxes ......................................................                    --               23
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

     The results for the first quarter of 2000 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at March 31, 2000. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

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

Note 3 - Inventories

     Inventories are summarized as follows:

                                                     March 31,    Dec. 31,
                                                       2000         1999
                                                     --------     --------
Raw Materials...................................     $ 12,500     $ 11,484
Work in process.................................        4,432        5,058
Finished Goods..................................        8,466       10,251
                                                     --------     --------
                                                     $ 25,398     $ 26,793
                                                     ========     ========

Note 4 - Line of Credit

     On November 12, 1999, the Company entered into a new revolving line of credit with its bank, replacing its former revolving line of credit ("Former Credit Line"), on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (8.63% at March 31, 2000). The Company was unable to meet certain financial covenants with its bank at December 31, 1999, compliance with which was waived by the bank as of such date. Coincident with obtaining the waiver by the bank, the bank agreed to extend the line of credit until September 30, 2000 and to waive compliance by the Company with certain financial covenants as of March 31, 2000, subject to the Company meeting certain alternative financial covenants as of such date, and the Company agreed to periodic reductions in the line of credit commencing in March, 2000, until the line of credit has been reduced from $7.5 million to $5.5 million as of August 1, 2000. As of March 31, 2000, the line of credit had been reduced to $6,250,000 and the Company had $4,203,000 outstanding under the line of credit as of such date. Borrowings under the line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The line of credit is collateralized by a security interest in all of the

Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. Also, as of November 12, 1999, the Company's acquisition loan commitment under its Former Credit Line was converted to a term loan with its bank (the "S-A Term Loan"). The S-A Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (8.93% at March 31, 2000). At March 31, 2000, there was $15,833,000 outstanding under the S-A Term Loan. The principal balance of the S-A Term Loan is being amortized in monthly installments of $366,667 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Blonder Tongue undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (See Item 1:
Business and Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations).

First three months of 2000 Compared with first three months of 1999

     Net Sales. Net sales increased $7,424,000, or 54.0%, to $21,180,000 in the first three months of 2000 from $13,756,000 in the first three months of 1999. The increase in sales is primarily attributed to an increase in sales of interdiction products, complemented by an increase in demand for core products in the multiple dwelling unit and hotel, motel and resort markets. Net sales included approximately $11,170,000 of interdiction equipment for the first three months of 2000 compared to approximately $2,412,000 for the first three months of 1999.

     Cost of Goods Sold. Cost of goods sold increased to $14,190,000 for the first three months of 2000 from $8,990,000 for the first three months of 1999 and also increased as a percentage of sales to 67.0% from 65.4%. The increase as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of lower margin products.

     Selling Expenses. Selling expenses increased to $1,582,000 for the first three months of 2000 from $1,405,000 in the first three months of 1999, primarily due to an increase in wages related to the increase in headcount along with an increase in costs incurred for advertising and marketing materials. The increase in selling expenses is directly related to the Company's efforts to increase market penetration within the franchised cable market and the promotion of new product lines such as fiber optics and interdiction. The Company anticipates that these efforts will favorably impact operating results for the remainder of fiscal year 2000.

     General and Administrative Expenses. General and administrative expenses increased to $1,858,000 for the first three months of 2000 from $1,655,000 for the first three months of 1999 but decreased as a percentage of sales to 8.8% for the first three months of 2000 from 12.0% for the first three months of 1999. The

$203,000 increase can be primarily attributed to an increase in the accrual for executive bonuses and an increase in costs for professional services rendered offset by a decrease in the accrual for the allowance for doubtful accounts.

     Research and Development Expenses. Research and development expenses increased to $541,000 in the first three months of 2000 from $525,000 in the first three months of 1999, primarily due to an increase in purchased materials for research and development. Research and development expenses, as a percentage of sales, decreased to 2.6% in the first three months of 2000 from 3.8% in the first three months of 1999.

     Operating Income. Operating income increased 154.8% to $3,009,000 for the first three months of 2000 from $1,181,000 for the first three months of 1999. Operating income as a percentage of sales increased to 14.2% in the first three months of 2000 from 8.6% in the first three months of 1999.

     Interest and Other Expenses. Other expense increased to $583,000 in the first three months of 2000 from $455,000 in the first three months of 1999. These expenses in the first three months of 2000 consisted entirely of interest expense. These expenses in the first three months of 1999 consisted of interest expense in the amount of $456,000 offset by $1,000 of interest income.

     Income Taxes. The provision for income taxes for the first three months of 2000 increased to $845,000 from $283,000 for the first three months of 1999 as a result of an increase in taxable income.

Liquidity and Capital Resources

     The Company's net cash provided by operating activities for the three-month period ended March 31, 2000 was $2,658,000, compared to cash provided by operating activities for the three-month period ended March 31, 1999, which was $1,593,000. Cash flows from operating activities have been positive, due primarily to net earnings of $1,581,000, and a $1,395,000 decrease in inventory offset by a $1,644,000 increase in accounts receivable.

     Cash used in investing activities was $8,000, which was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 2000 aggregating approximately $100,000, which will be used for the purchase of automated assembly and test equipment.

     Cash provided by financing activities was $107,000 for the first three months of 2000 primarily comprised of $1,031,000 of borrowings under the revolving line of credit and $172,000 of proceeds from the exercise of stock options offset by $1,096,000 of repayments of long term debt.

     On November 12, 1999, the Company entered into a new revolving line of credit with its bank, replacing its former revolving line of credit ("Former Credit Line"), on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (8.63% at March 31, 2000). The Company was unable to meet certain financial covenants with its bank at December 31, 1999, compliance with which was waived by the bank as of such date. Coincident with obtaining the waiver by the bank, the bank agreed to extend the line of credit until September 30, 2000 and to waive compliance by the Company with certain financial covenants as of March 31, 2000, subject to the Company meeting certain alternative financial covenants as of such date, and the Company agreed to periodic reductions in the line of credit commencing in March, 2000, until the line of credit has been reduced from $7.5 million to $5.5 million as of August 1, 2000. As of March 31, 2000, the line of credit had been reduced to $6,250,000 and the Company had $4,203,000 outstanding under the line of credit as of such date. Borrowings under the line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. Also, as of November 12, 1999, the Company's acquisition loan commitment under its Former Credit Line was converted to a term loan with its bank (the "S-A Term Loan"). The S-A Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (8.93% at March 31, 2000). At March 31, 2000, there was $15,833,000 outstanding under the S-A Term Loan. The principal balance of the S-A Term Loan is being amortized in monthly installments of $366,667 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At March 31, 2000 and 1999 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $22,120,333 and $24,443,000, respectively. Without giving effect to the swap agreement described below, a hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $196,319 and $190,229, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels. To ameliorate these risks, in February, 1999, the Company entered into an interest rate Swap Agreement with a notional amount of $10,000,000. The specific terms of the Swap Agreement are more fully discussed above in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the first quarter ended March 31, 2000 through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits are listed in the Exhibit Index appearing at page 11 herein.

(b)      No reports on Form 8-K were filed in the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             BLONDER TONGUE LABORATORIES, INC.





Date:  May 14, 2000          By: /s/ James A. Luksch
                                 --------------------------------------
                                 James A. Luksch
                                 President and Chief Executive Officer



                             By: /s/ Peter Pugielli
                                 -----------------------------------------------
                                 Peter Pugielli, Senior Vice President - Finance and Chief Financial Officer

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

     10.1      First Amendment and Waiver to Fifth Amended and          Filed herewith.
               Restated Loan Agreement dated March 24, 2000

     10.2      First Restatement of the Fifth Amended and               Filed herewith.
               Restated Line of Credit Note

     27        Financial Data Schedule                                  Electronic Filing only.