Form 10-Q
period 2000-06-30
BLONDER TONGUE LABORATORIES INC
filed 2000-08-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000,

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO            .
                                                        ---------   -----------

Commission file number 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                           52-1611421
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

One Jake Brown Road, Old Bridge, New Jersey                         08857
-----------------------------------------                    -------------------
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
Yes   X    No
    -----     -----


Number of shares of common stock, par value $.001, outstanding as of August 9, 2000: 7,712,664.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                   June 30,        December 31,
                                                                                     2000              1999
                                                                                  ----------       ------------
                                                                                 (unaudited)
              Assets (Note 4)
Current assets:
     Cash.......................................................................   $ 1,474           $    48
     Accounts receivable, net of allowance for doubtful
     accounts of $912 and $683, respectively....................................    10,504             9,969
     Inventories (Note 3).......................................................    27,971            26,793
     Other current assets ......................................................     1,718             2,007
     Deferred income taxes......................................................     1,854             1,182
                                                                                   -------           -------
         Total current assets...................................................    43,521            39,999
Property, plant and equipment, net of accumulated
    depreciation and amortization...............................................     8,000             8,740
Patents, net....................................................................     4,094             4,242
Goodwill, net...................................................................    11,962            12,437
Other assets....................................................................       626               658
                                                                                   -------           -------
                                                                                   $68,203           $66,076
                                                                                   =======           =======
              Liabilities and Stockholders' Equity
Current liabilities:
     Revolving line of credit (Note 4)..........................................   $ 3,003           $ 3,172
     Current portion of long-term debt..........................................     4,427             4,470
     Accounts payable...........................................................     1,216             4,644
     Accrued compensation.......................................................     1,980             1,040
     Other accrued expenses.....................................................     1,620               903
     Income taxes...............................................................     2,947               314
                                                                                   -------           -------
         Total current liabilities..............................................    15,193            14,543
                                                                                   -------           -------
Deferred income taxes...........................................................       184               149
Long-term debt (Note 4).........................................................    13,980            16,137
Commitments and contingencies...................................................         -                 -
Stockholders' equity:
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding......................................................         -                 -
     Common stock, $.001 par value; authorized 25,000 shares, 8,433 shares
     issued at June 30, 2000 and 8,392 shares issued at December 31, 1999.......         8                 8
     Paid-in capital............................................................    24,136            23,870
     Retained earnings..........................................................    20,988            17,655
     Treasury stock at cost, 831 shares at June 30, 2000 and
     December 31, 1999..........................................................    (6,286)           (6,286)
                                                                                   -------           -------
         Total stockholders' equity.............................................    38,846            35,247
                                                                                   -------           -------
                                                                                   $68,203           $66,076
                                                                                   =======           =======

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                 ---------------------------        ----------------------------
                                                   2000               1999            2000               1999
                                                 --------           --------        --------            --------
Net sales...................................     $ 18,062           $ 14,656        $ 39,242            $ 28,412
Cost of goods sold..........................       11,034              9,890          25,224              18,880
                                                 --------           --------        --------            --------
  Gross profit..............................        7,028              4,766          14,018               9,532
                                                 --------           --------        --------            --------
Operating expenses:
  Selling expenses..........................        1,529              1,480           3,111               2,885
  General and administrative................        1,720              1,746           3,578               3,401
  Research and development..................          511                556           1,052               1,081
                                                 --------           --------        --------            --------
                                                    3,760              3,782           7,741               7,367
                                                 --------           --------        --------            --------
Earnings from operations....................        3,268                984           6,277               2,165
                                                 --------           --------        --------            --------

Other income (expense):
  Interest expense..........................         (523)              (444)         (1,106)               (900)
  Other income..............................            -                  5               -                   6
                                                 --------           --------        --------            --------
                                                     (523)              (439)         (1,106)               (894)
                                                 --------           --------        --------            --------
Earnings before income taxes................        2,745                545           5,171               1,271
Provision for income taxes..................          993                212           1,838                 495
                                                 --------           --------        --------            --------
  Net earnings..............................     $  1,752           $    333        $  3,333            $    776
                                                 ========           ========        ========            ========
Basic net earnings per share................     $   0.23           $   0.04        $   0.44            $   0.09
                                                 ========           ========        ========            ========
Basic weighted average shares outstanding...        7,604              8,280           7,627               8,285
                                                 ========           ========        ========            ========
Diluted net earnings per share..............     $   0.23           $   0.04        $   0.43            $   0.09
                                                 ========           ========        ========            ========
Diluted weighted average shares outstanding.        7,704              8,328           7,678               8,329
                                                 ========           ========        ========            ========


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                            Six Months Ended June 30,
                                                                          ----------------------------
                                                                           2000                 1999
                                                                          -------              -------
Cash Flows From Operating Activities:
  Net earnings........................................................    $ 3,333              $   776
  Adjustments to reconcile net earnings to cash
    provided by operating activities:
    Depreciation and amortization.....................................      1,572                1,419
    Provision for doubtful accounts...................................        229                  370
    Deferred income taxes.............................................       (637)                (251)
  Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable...............................................       (764)               3,868
    Inventories.......................................................     (1,178)                 984
    Other current assets..............................................        289                 (983)
    Other assets......................................................          -                 (873)
    Income taxes......................................................      2,633                  118
    Accounts payable and accrued expenses.............................     (1,771)                (295)
                                                                          -------              -------
      Net cash provided by operating activities.......................      3,706                5,133
                                                                          -------              -------
Cash Flows From Investing Activities:
  Capital expenditures................................................       (106)                (276)
  Acquisition of licensing agreements ................................        (71)                   -
                                                                          -------              -------
    Net cash used in investing activities.............................       (177)                (276)
                                                                          -------              -------
Cash Flows From Financing Activities:
  Net (repayments) borrowings under revolving line of credit..........       (169)               1,188
  Proceeds from long-term debt........................................          -                   10
  Repayments of long-term debt........................................     (2,200)                (244)
  Acquisition of treasury stock.......................................          -               (5,355)
  Proceeds from exercise of stock options.............................        266                   11
                                                                          -------              -------
    Net cash used in financing activities.............................     (2,103)              (4,390)
                                                                          -------              -------
Net Increase In Cash..................................................      1,426                  467
Cash, beginning of period.............................................         48                  542
                                                                          -------              -------
Cash, end of period...................................................    $ 1,474              $ 1,009
                                                                          =======              =======
Supplemental Cash Flow Information:
  Cash paid for interest..............................................    $ 1,112              $   456
  Cash paid for income taxes..........................................          -              $   607


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Company and Basis of Presentation

     Blonder Tongue Laboratories, Inc. (the "Company") is a designer, manufacturer and supplier of electronics and systems equipment for the cable television and broadcast industries. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

     The results for the second quarter of 2000 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at June 30, 2000. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

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

Note 3 - Inventories

     Inventories (in thousands) are summarized as follows:

                                            June 30,       Dec. 31,
                                              2000           1999
                                            --------      ---------
Raw Materials..........................     $ 13,662       $ 11,484
Work in process........................        5,831          5,058
Finished Goods.........................        8,478         10,251
                                            --------       --------
                                            $ 27,971       $ 26,793
                                            ========       ========
Note 4 - Line of Credit

     On November 12, 1999, the Company entered into a new revolving line of credit with its bank, replacing its former revolving line of credit ("Former Credit Line"), on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (9.44% at June 30, 2000). The Company was unable to meet certain financial covenants with its bank at December 31, 1999, compliance with which was waived by the bank as of such date. Coincident with obtaining the waiver by the bank, the bank agreed to extend the line of credit until September 30, 2000 and to waive compliance by the Company with certain financial covenants as of March 31, 2000, subject to the Company meeting certain alternative financial covenants as of such date, and the Company agreed to periodic reductions in the line of credit commencing in March, 2000, until the line of credit has been reduced from $7.5 million to $5.5 million as of August 1, 2000. As of June 30, 2000, the line of credit had been reduced to $5,750,000 and the Company had $3,003,000 outstanding under the line of credit as of such date. Borrowings under the line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. At June 30, 2000, the Company was unable to meet certain financial covenants, compliance with which was waived by the bank as of such date. Coincident with obtaining the waiver by the bank, the bank agreed to extend the line of credit until February 15, 2001.

     As of November 12, 1999, the Company's acquisition loan commitment under its Former Credit Line was converted to a term loan with its bank (the "S-A Term Loan"). The S-A Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (9.74% at June 30, 2000). At June 30, 2000, there was $14,883,000 outstanding under the S-A Term Loan. The principal balance of the S-A Term Loan is being amortized in monthly installments of $316,667 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

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

Second three months of 2000 Compared with second three months of 1999

     Net Sales. Net sales increased $3,406,000, or 23.2%, to $18,062,000 in the second three months of 2000 from $14,656,000 in the second six months of 1999. The increase in sales is primarily attributed to an increase in demand for core products in the multiple dwelling unit and hotel, motel and resort markets.

     Cost of Goods Sold. Cost of goods sold increased to $11,034,000 for the second three months of 2000 from $9,890,000 for the second three months of 1999 and decreased as a percentage of sales to 61.1% from 67.5%. The decrease as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of higher margin products.

     Selling Expenses. Selling expenses increased to $1,529,000 for the second three months of 2000 from $1,480,000 in the second three months of 1999, primarily due to an increase in wages related to the increase in headcount along with an increase in costs incurred for advertising and marketing materials. The increase in selling expenses is directly related to the Company's efforts to increase market penetration within the franchised cable market and the promotion of new product lines such as fiber optics and interdiction. The Company anticipates that these efforts will favorably impact operating results for the remainder of fiscal year 2000.

     General and Administrative Expenses. General and administrative expenses decreased to $1,720,000 for the second three months of 2000 from $1,746,000 for the second three months of 1999 and decreased as a percentage of sales to 9.5% for the second three months of 2000 from 11.9% for the second three months of 1999. The $26,000 decrease can be primarily attributed to a decrease in the accrual for the allowance for doubtful accounts offset by an increase in the accrual for executive bonuses.

     Research and Development Expenses. Research and development expenses decreased to $511,000 in the second three months of 2000 from $556,000 in the second three months of 1999, primarily due to a decrease in wages. Research and development expenses, as a percentage of sales, decreased to 2.8% in the second three months of 2000 from 3.8% in the second three months of 1999.

     Operating Income. Operating income increased 232.1% to $3,268,000 for the second three months of 2000 from $984,000 for the second three months of 1999. Operating income as a percentage of sales increased to 18.1% in the second three months of 2000 from 6.7% in the second three months of 1999.

     Interest and Other Expenses. Other expense increased to $523,000 in the second three months of 2000 from $439,000 in the second three months of 1999, due primarily to increased interest expense resulting from increased borrowings under the line of credit and increased interest rates on the line of credit and S-A Term Loan. These expenses in the second three months of 2000 consisted entirely of interest expense. These expenses in the second three months of 1999 consisted of interest expense in the amount of $444,000 offset by $5,000 of interest income.

     Income Taxes. The provision for income taxes for the second three months of 2000 increased to $993,000 from $212,000 for the second three months of 1999 as a result of an increase in taxable income.

First six months of 2000 Compared with first six months of 1999

     Net Sales. Net sales increased $10,830,000, or 38.1%, to $39,242,000 in the first six months of 2000 from $28,412,000 in the first six months of 1999. The increase in sales is primarily attributed to an increase in sales of interdiction products, complemented by an increase in demand for core products in the multiple dwelling unit and hotel, motel and resort markets. Net sales included approximately $18,330,000 of interdiction equipment for the first six months of 2000 compared to approximately $10,007,000 for the first six months of 1999.

     Cost of Goods Sold. Cost of goods sold increased to $25,224,000 for the first six months of 2000 from $18,880,000 for the first six months of 1999 and decreased as a percentage of sales to 64.30% from 66.5%. The decrease as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of higher margin products.

     Selling Expenses. Selling expenses increased to $3,111,000 for the first six months of 2000 from $2,885,000 in the first six months of 1999, primarily due to an increase in wages related to the increase in headcount along with an increase in costs incurred for advertising and marketing materials. The increase in selling expenses is directly related to the Company's efforts to increase market penetration within the franchised cable market and the promotion of new product lines such as fiber optics and interdiction. The Company anticipates that these efforts will favorably impact operating results for the remainder of fiscal year 2000.

     General and Administrative Expenses. General and administrative expenses increased to $3,578,000 for the first six months of 2000 from $3,401,000 for the first six months of 1999 but decreased as a percentage of sales to 9.1% for the first six months of 2000 from 12.0% for the first six months of 1999. The $177,000 increase can be primarily attributed to an increase in the accrual for executive bonuses, offset by a decrease in the accrual for the allowance for doubtful accounts.

     Research and Development Expenses. Research and development expenses decreased to $1,052,000 in the first six months of 2000 from $1,081,000 in the first six months of 1999, primarily due to a decrease in wages. Research and development expenses, as a percentage of sales, decreased to 2.7% in the first six months of 2000 from 3.8% in the first six months of 1999.

     Operating Income. Operating income increased 189.9% to $6,277,000 for the first six months of 2000 from $2,165,000 for the first six months of 1999. Operating income as a percentage of sales increased to 16.0% in the first six months of 2000 from 7.6% in the first six months of 1999.

     Interest and Other Expenses. Other expense increased to $1,106,000 in the first six months of 2000 from $894,000 in the first six months of 1999, due primarily to increased interest expense resulting from increased borrowings under the line of credit and increased interest rates on the line of credit and S-A Term Loan. These expenses in the first six months of 2000 consisted entirely of interest expense. These expenses in the first six months of 1999 consisted of interest expense in the amount of $900,000 offset by $6,000 of interest income.

     Income Taxes. The provision for income taxes for the first six months of 2000 increased to $1,838,000 from $495,000 for the first six months of 1999 as a result of an increase in taxable income.

Liquidity and Capital Resources

     The Company's net cash provided by operating activities for the six-month period ended June 30, 2000 was $3,706,000, compared to cash provided by operating activities for the six-month period ended June 30, 1999, which was $5,133,000. Cash flows from operating activities have been positive, due primarily to net earnings of $3,333,000.

     Cash used in investing activities was $177,000, which was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 2000 aggregating approximately $100,000, which will be used for the purchase of automated assembly and test equipment.

     Cash used in financing activities was $2,103,000 for the first six months of 2000 primarily comprised of $2,200,000 of repayments of long term debt, offset by $266,000 of proceeds from the exercise of stock options.

     On November 12, 1999, the Company entered into a new revolving line of credit with its bank, replacing its former revolving line of credit ("Former Credit Line"), on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (9.44% at June 30, 2000). The Company was unable to meet certain financial covenants with its bank at December 31, 1999, compliance with which was waived by the bank as of such date. Coincident with obtaining the waiver by the bank, the bank agreed to extend the line of credit until September 30, 2000 and to waive compliance by the Company with certain financial covenants as of March 31, 2000, subject to the Company meeting certain alternative financial covenants as of such date, and the Company agreed to periodic reductions in the line of credit commencing in June, 2000, until the line of credit has been reduced from $7.5 million to $5.5 million as of August 1, 2000. As of June 30, 2000, the line of credit had been reduced to $5,750,000 and the Company had $3,003,000 outstanding under the line of credit as of such date. Borrowings under the line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. At June 30, 2000, the Company was unable to meet certain financial covenants, compliance with which was waived by the bank as of such date. Coincident with obtaining the waiver by the bank, the bank agreed to extend the line of credit until February 15, 2001.

     As of November 12, 1999, the Company's acquisition loan commitment under its Former Credit Line was converted to a term loan with its bank (the "S-A Term Loan"). The S-A Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (9.74% at June 30, 2000). At June 30, 2000, there was $14,833,000 outstanding under the S-A Term Loan. The principal balance of the S-A Term Loan is being amortized in monthly installments of $316,667 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At June 30, 2000 and 1999 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $17,886,000 and $22,015,000, respectively. Without giving effect to the swap agreement described below, a hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $173,000 each year, on the Company's earnings and cash flows based upon these quarter-end debt levels. To ameliorate these risks, in February, 1999, the Company entered into an interest rate Swap Agreement with a notional amount of $10,000,000. The specific terms of the Swap Agreement are more fully discussed above in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders (the "Meeting") on May 4, 2000. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (March 21, 2000), there were 7,583,157 shares of Common Stock outstanding and entitled to vote. The following were the matters voted upon at the Meeting:

          1. Election of Directors. The following directors were elected at the
     Meeting: Robert J. Palle, Jr., James H. Williams and Gary P. Scharmett. The number of votes cast for and withheld from each director are as follows:

     DIRECTORS                          FOR                    WITHHELD
     ---------                          ---                    --------
     Robert J. Palle, Jr.            7,194,084                  270,130
     Gary P. Scharmett               7,194,084                  270,130
     James H. Williams               7,194,084                  270,130

     James A. Luksch, Robert E. Heaton, John E. Dwight , Robert B. Mayer and James F. Williams, continued as directors after the meeting.

          2. Amendment of 1995 Long Term Incentive Plan. The amendment of the Company's 1995 Long Term Incentive Plan, to increase the number of shares which may be issued pursuant to options or restricted stock awards granted thereunder from 750,000 to 900,000, was approved by the following vote of Common Stock:

                        FOR           AGAINST         ABSTAIN
                        ---           -------         -------
                     7,106,287        353,799          4,138

          3. Ratification of Auditors. The appointment of BDO Seidman, LLP as the Company's independent auditors for the year ending December 31, 2000 was ratified by the following vote of Common Stock:

                       FOR            AGAINST         ABSTAIN
                       ---            -------         -------
                    7,453,093          2,890           8,231


ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The exhibits are listed in the Exhibit Index appearing at page 11 herein.

(b)   No reports on Form 8-K were filed in the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLONDER TONGUE LABORATORIES, INC.,

Date: August 14, 2000



                                       By: /s/ James A. Luksch
                                           -------------------------------------
                                           James A. Luksch
                                           President and Chief Executive Officer


                                       By: /s/ Peter Pugielli
                                           -------------------------------------
                                           Peter Pugielli,
                                           Senior Vice President - Finance
                                           (Principal Financial Officer)

                                EXHIBIT INDEX

Exhibit #                       Description                                          Location
---------                       -----------                                          --------
   3.1       Restated Certificate of Incorporation of Blonder         Incorporated by reference from Exhibit 3.1
             Tongue Laboratories, Inc.                                to S-1 Registration Statement No.33-98070
                                                                      originally filed October 12, 1995, as
                                                                      amended.

   3.2       Restated Bylaws of Blonder Tongue Laboratories,          Incorporated by reference from Exhibit 3.2
             Inc.                                                     to S-1 Registration Statement No.33-98070
                                                                      originally filed October 12, 1995, as
                                                                      amended.

   10.1      Second Amendment to Consulting and Non-Competition       Filed herewith.
             Agreement between the Company and James H.
             Williams, dated as of June 30, 2000.

   27        Financial Data Schedule                                  Electronic Filing only.
