Form 10-Q
period 2000-09-30
BLONDER TONGUE LABORATORIES INC
filed 2000-11-14
CIK 1000683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000,

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO         .
                                                          ----------   --------


Commission file number 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     52-1611421
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

One Jake Brown Road, Old Bridge, New Jersey                 08857
-------------------------------------------        ----------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (732) 679-4000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----




      Number of shares of common stock, par value $.001, outstanding as of
                          November 10, 2000: 7,612,664

                      The Exhibit Index appears on page 11.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                         Sept. 30,        December 31,
                                                                                            2000              1999
                                                                                        -----------       -----------
                                                                                        (unaudited)
              Assets (Note 4)
Current assets:
     Cash ...........................................................................    $    142          $     48
     Accounts receivable, net of allowance for doubtful
     accounts of $1,100 and $912, respectively ......................................      12,687             9,969
     Inventories (Note 3) ...........................................................      27,395            26,793
     Other current assets ...........................................................       1,720             2,007
     Deferred income taxes ..........................................................       1,241             1,182
                                                                                         --------          --------
         Total current assets .......................................................      43,185            39,999
Property, plant and equipment, net of accumulated
    depreciation and amortization ...................................................       7,689             8,740
Patents, net ........................................................................       3,954             4,242
Goodwill, net .......................................................................      11,973            12,437
Other assets ........................................................................         635               658
                                                                                         --------          --------
                                                                                         $ 67,436          $ 66,076
                                                                                         ========          ========
              Liabilities and Stockholders' Equity
Current liabilities:
     Revolving line of credit (Note 4) ..............................................    $  3,493          $  3,172
     Current portion of long-term debt ..............................................       4,418             4,470
     Accounts payable ...............................................................       2,133             4,644
     Accrued compensation ...........................................................       1,116             1,040
     Other accrued expenses .........................................................         881               903
     Income taxes ...................................................................       2,640               314
                                                                                         --------          --------
         Total current liabilities ..................................................      14,681            14,543
                                                                                         --------          --------
Deferred income taxes ...............................................................         186               149
Long-term debt (Note 4) .............................................................      12,888            16,137
Commitments and contingencies .......................................................          --                --
Stockholders' equity:
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding ..........................................................          --                --
     Common stock, $.001 par value; authorized 25,000 shares, 8,444
     shares issued at September 30, 2000 and 8,392 shares issued at December 31, 1999           8                 8
     Paid-in capital ................................................................      24,143            23,870
     Retained earnings ..............................................................      21,816            17,655
     Treasury stock at cost, 831 shares at September 30, 2000 and
     December 31, 1999 ..............................................................      (6,286)           (6,286)
                                                                                         --------          --------
         Total stockholders' equity .................................................      39,681            35,247
                                                                                         --------          --------
                                                                                         $ 67,436          $ 66,076
                                                                                         ========          ========



          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                        September 30,
                                                     ---------------------------         --------------------------
                                                       2000              1999              2000              1999
                                                     --------          --------          --------          --------
Net sales ..................................         $ 18,937          $ 17,307          $ 58,179          $ 45,719
Cost of goods sold .........................           13,286            11,687            38,510            30,567
                                                     --------          --------          --------          --------
  Gross profit .............................            5,651             5,620            19,669            15,152
                                                     --------          --------          --------          --------
Operating expenses:
  Selling expenses .........................            1,517             1,653             4,628             4,538
  General and administrative ...............            1,842             1,800             5,420             5,201
  Research and development .................              589               468             1,641             1,549
                                                     --------          --------          --------          --------
                                                        3,948             3,921            11,689            11,288
                                                     --------          --------          --------          --------

Earnings from operations ...................            1,703             1,699             7,980             3,864
                                                     --------          --------          --------          --------

Other income (expense):
  Interest expense .........................             (423)             (565)           (1,529)           (1,465)
  Other income .............................               10              --                  10                 6
                                                     --------          --------          --------          --------
                                                         (413)             (565)           (1,519)           (1,459)
                                                     --------          --------          --------          --------
Earnings before income taxes ...............            1,290             1,134             6,461             2,405
Provision for income taxes .................              462               443             2,300               938
                                                     --------          --------          --------          --------
  Net earnings .............................         $    828          $    691          $  4,161          $  1,467
                                                     ========          ========          ========          ========
Basic net earnings per share ...............         $   0.11          $    .09          $   0.55          $    .18
                                                     ========          ========          ========          ========
Basic weighted average shares outstanding ..            7,612             7,545             7,622             8,036
                                                     ========          ========          ========          ========
Diluted net earnings per share .............         $   0.11          $    .09          $   0.54          $    .18
                                                     ========          ========          ========          ========
Diluted weighted average shares outstanding             7,648             7,610             7,671             8,079
                                                     ========          ========          ========          ========






          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                        Nine Months Ended September 30,
                                                                        ------------------------------
                                                                             2000             1999
                                                                        ------------      ------------
Cash Flows From Operating Activities:
  Net earnings ...................................................         $ 4,161          $ 1,467
  Adjustments to reconcile net earnings to cash
    provided by operating activities:
    Depreciation and amortization ................................           2,331            2,244
    Provision for doubtful accounts ..............................             417              395
    Deferred income taxes ........................................             (22)            (297)
  Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable ..........................................          (3,135)           1,835
    Inventories ..................................................            (602)           1,124
    Other current assets .........................................             287           (1,008)
    Other assets .................................................            --               (896)
    Income taxes .................................................           2,326              615
    Accounts payable and accrued expenses ........................          (2,457)           2,114
                                                                           -------          -------
      Net cash provided by operating activities ..................           3,306            7,593
                                                                           -------          -------
Cash Flows From Investing Activities:
  Capital expenditures ...........................................            (117)          (1,355)
  Acquisition of licensing agreements ............................            (388)              --
                                                                           -------          -------
    Net cash used in investing activities ........................            (505)          (1,355)
                                                                           -------          -------
Cash Flows From Financing Activities:
  Net borrowings (repayments) under revolving line of credit .....             321             (433)
  Proceeds from long-term debt ...................................            --                842
  Repayments of long-term debt ...................................          (3,301)          (1,656)
  Acquisition of treasury stock ..................................            --             (5,435)
  Proceeds from exercise of stock options ........................             273              123
                                                                           -------          -------
    Net cash used in financing activities ........................          (2,707)          (6,559)
                                                                           -------          -------
Net (Decrease) Increase in Cash ..................................              94             (321)
Cash, beginning of period ........................................              48              542
                                                                           -------          -------
Cash, end of period ..............................................         $   142          $   221
                                                                           =======          =======
Supplemental Cash Flow Information:
  Cash paid for interest .........................................         $ 1,515          $ 1,489
  Cash paid for income taxes .....................................              40              598
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

                  The results for the third quarter of 2000 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at September 30, 2000. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

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

Note 3 - Inventories

                  Inventories (in thousands) are summarized as follows:

                                                Sept. 30,       Dec. 31,
                                                   2000           1999
                                              -------------  -------------
Raw Materials.................................     $ 12,712       $ 11,484
Work in process...............................        3,020          5,058
Finished Goods................................       11,663         10,251
                                              -------------  -------------
                                                   $ 27,395       $ 26,793
                                              =============  =============

Note 4 - Line of Credit

                  On November 12, 1999, the Company entered into a new revolving line of credit with its bank, replacing its former revolving line of credit ("Former Credit Line"), on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (9.00% at September 30, 2000). The Company was unable to meet certain financial covenants with its bank at December 31, 1999, compliance with which was waived by the bank as of such date. Coincident with obtaining the waiver by the bank, the bank agreed to extend the line of credit until September 30, 2000 and to waive compliance by the Company with certain financial covenants as of March 31, 2000, subject to the Company meeting certain alternative financial covenants as of such date, and the Company agreed to periodic reductions in the line of credit commencing in March, 2000, until the line of credit was reduced from $7.5 million to $5.5 million as of August 1, 2000. At June 30, 2000, the Company was unable to meet certain financial covenants, compliance with which was waived by the bank as of such date. Coincident with obtaining the waiver by the bank, the bank agreed to extend the line of credit until February 15, 2001. As of September 30, 2000, the Company had $3,493,000 outstanding under the line of credit. Borrowings under the line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. At September 30, 2000, the Company was unable to meet certain financial covenants, compliance with which was waived by the bank as of such date.

                  As of November 12, 1999, the Company's acquisition loan commitment under its Former Credit Line was converted to a term loan with its bank (the "Term Loan"). The Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (9.30% at September 30, 2000). At September 30, 2000, there was $13,933,000 outstanding under the Term Loan. The principal balance of the Term Loan is being amortized in monthly installments of $316,667 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

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

Third three months of 2000 Compared with third three months of 1999

                  Net Sales. Net sales increased $1,630,000, or 9.4%, to $18,937,000 in the third three months of 2000 from $17,307,000 in the third three months of 1999. The increase in sales is primarily attributed to an increase in demand for core products in the multiple dwelling unit and hotel, motel and resort markets.

                  Cost of Goods Sold. Cost of goods sold increased to $13,286,000 for the third three months of 2000 from $11,687,000 for the third three months of 1999 and increased as a percentage of sales to 70.2% from 67.5%. The increase as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of lower margin products.

                  Selling Expenses. Selling expenses decreased to $1,517,000 for the third three months of 2000 from $1,653,000 in the third three months of 1999, primarily due to a decrease in costs incurred for trade shows and promotional goods, offset by an increase in costs incurred for advertising and marketing materials.

                  General and Administrative Expenses. General and administrative expenses increased to $1,842,000 for the third three months of 2000 from $1,800,000 for the third three months of 1999 and decreased as a percentage of sales to 9.7% for the third three months of 2000 from 10.4% for the third three months of 1999. The $42,000 increase can be primarily attributed to an increase in the accrual for the allowance for doubtful accounts offset by a decrease in the accrual for executive bonuses.

                  Research and Development Expenses. Research and development expenses increased to $589,000 in the third three months of 2000 from $468,000 in the third three months of 1999, primarily due to an increase in departmental supplies. Research and development expenses, as a percentage of sales, increased to 3.1% in the third three months of 2000 from 2.7% in the third three months of 1999.

                  Operating Income. Operating income increased .2% to $1,703,000 for the third three months of 2000 from $1,699,000 for the third three months of 1999. Operating income as a percentage of sales decreased to 9.0% in the third three months of 2000 from 9.8% in the third three months of 1999.

                  Interest and Other Expenses. Other expense decreased to $413,000 in the third three months of 2000 from $565,000 in the third three months of 1999, due primarily to decreased interest expense resulting from decreased borrowings under the line of credit and repayment of the Term Loan. These expenses in the third three months of 2000 consisted of interest expense in the amount of $423,000 offset by $10,000 of interest income. These expenses in the third three months of 1999 consisted entirely of interest expense.

                  Income Taxes. The provision for income taxes for the third three months of 2000 increased to $462,000 from $443,000 for the third three months of 1999 as a result of an increase in taxable income.

First nine months of 2000 Compared with first nine months of 1999

                  Net Sales. Net sales increased $12,460,000, or 27.3%, to $58,179,000 in the first nine months of 2000 from $45,719,000 in the first nine months of 1999. The increase in sales is primarily attributed to an increase in sales of interdiction products, complemented by an increase in demand for core products in the multiple dwelling unit and hotel, motel and resort markets. Net sales included approximately $25,443,000 of interdiction equipment for the first nine months of 2000 compared to approximately $13,638,000 for the first nine months of 1999.

                  Cost of Goods Sold. Cost of goods sold increased to $38,510,000 for the first nine months of 2000 from $30,567,000 for the first nine months of 1999 and decreased as a percentage of sales to 66.2% from 66.9%. The decrease as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of higher margin products.

                  Selling Expenses. Selling expenses increased to $4,628,000 for the first nine months of 2000 from $4,538,000 in the first nine months of 1999, primarily due to an increase in wages related to the increase in headcount along with an increase in costs incurred for advertising and marketing materials. The increase in selling expenses is directly related to the Company's efforts to increase market penetration within the franchised cable market and the promotion of new product lines such as fiber optics and interdiction. The Company anticipates that these efforts will favorably impact operating results for the remainder of fiscal year 2000.

                  General and Administrative Expenses. General and administrative expenses increased to $5,420,000 for the first nine months of 2000 from $5,201,000 for the first nine months of 1999 but decreased as a percentage of sales to 9.3% for the first nine months of 2000 from 11.4% for the first nine months of 1999. The $219,000 increase can be primarily attributed to a decrease in the accrual for executive bonuses offset by an increase in the accrual for the allowance for doubtful accounts.

                  Research and Development Expenses. Research and development expenses increased to $1,641,000 in the first nine months of 2000 from $1,549,000 in the first nine months of 1999, primarily due to an increase in departmental supplies. Research and development expenses, as a percentage of sales, decreased to 2.8% in the first nine months of 2000 from 3.4% in the first nine months of 1999.

                  Operating Income. Operating income increased 106.5% to $7,980,000 for the first nine months of 2000 from $3,864,000 for the first nine months of 1999. Operating income as a percentage of sales increased to 13.7% in the first nine months of 2000 from 8.5% in the first nine months of 1999.

                  Interest and Other Expenses. Other expense increased to $1,519,000 in the first nine months of 2000 from $1,459,000 in the first nine months of 1999, due primarily to increased interest expense resulting from increased borrowings under the line of credit and increased interest rates on the line of credit and Term Loan.

                  Income Taxes. The provision for income taxes for the first nine months of 2000 increased to $2,300,000 from $938,000 for the first nine months of 1999 as a result of an increase in taxable income.

Liquidity and Capital Resources

                  The Company's net cash provided by operating activities for the nine month period ended September 30, 2000 was $3,306,000, compared to cash provided by operating activities for the nine month period ended September 30, 1999, which was $7,593,000. Cash flows from operating activities have been positive, due primarily to net earnings of $4,161,000.

                  Cash used in investing activities was $505,000, which was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 2000 aggregating approximately $100,000, which will be used for the purchase of automated assembly and test equipment.

                  Cash used in financing activities was $2,707,000 for the first nine months of 2000 primarily comprised of $3,301,000 of repayments of long term debt, offset by $273,000 of proceeds from the exercise of stock options.

                  On November 12, 1999, the Company entered into a new revolving line of credit with its bank, replacing its former revolving line of credit ("Former Credit Line"), on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (9.00% at September 30, 2000). The Company was unable to meet certain financial covenants with its bank at December 31, 1999, compliance with which was waived by the bank as of such date. Coincident with obtaining the waiver by the bank, the bank agreed to extend the line of credit until September 30, 2000 and to waive compliance by the Company with certain financial covenants as of March 31, 2000, subject to the Company meeting certain alternative financial covenants as of such date, and the Company agreed to periodic reductions in the line of credit commencing in June, 2000, until the line of credit was reduced from $7.5 million to $5.5 million as of August 1, 2000. At June 30, 2000, the Company was unable to meet certain financial covenants, compliance with which was waived by the bank as of such date. Coincident with obtaining the waiver by the bank, the bank agreed to extend the line of credit until February 15, 2001. As of September 30, 2000, the Company had $3,493,000 outstanding under the line of credit. Borrowings under the line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. At September 30, 2000, the Company was unable to meet certain financial covenants, compliance with which was waived by the bank as of such date.

                  As of November 12, 1999, the Company's acquisition loan commitment under its Former Credit Line was converted to a term loan with its bank (the "Term Loan"). The Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (9.30% at September 30, 2000). At September 30, 2000, there was $13,933,000 outstanding under the Term Loan. The principal balance of the Term Loan is being amortized in monthly installments of $316,667 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At September 30, 2000 and 1999 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $17,426,000 and $18,727,000, respectively. Without giving effect to the swap agreement described below, a hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $161,000 and $154,000, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels. To ameliorate these risks, in February, 1999, the Company entered into an interest rate Swap Agreement with a notional amount of $10,000,000. The specific terms of the Swap Agreement are more fully discussed above in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  Stockholder proposals intended to be included in the Company's proxy statement for presentation at the 2001 Annual Meeting of Stockholders pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, must be received by the Company's Controller at One Jake Brown Road, Old Bridge, New Jersey 08857 on or before December 4, 2000, to be eligible for inclusion in such proxy statement.

                  If notice of a stockholder proposal intended to be presented at the 2001 Annual Meeting of Stockholders is not received by the Company on or before February 17, 2001 (whether or not the stockholder wishes the proposal to be included in the proxy statement for such annual meeting), the Company (through management proxy holders) may exercise discretionary voting authority on such proposal when and if the proposal is raised at the annual meeting without any reference to the matter in the proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                  The exhibits are listed in the Exhibit Index appearing at page 11 herein.

                  (b) No reports on Form 8-K were filed in the quarter ended September 30, 2000.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BLONDER TONGUE LABORATORIES, INC.

Date:  November 14, 2000



                                    By: /s/ James A. Luksch
                                       ----------------------------------------
                                       James A. Luksch
                                       President and Chief Executive Officer


                                    By: /s/ Peter Pugielli
                                       ----------------------------------------
                                       Peter Pugielli, Senior Vice President -
                                       Finance
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

     10.1      Second Restatement of the Fifth Amended and              Filed herewith.
               Restated Line of Credit Note dated as of August
               11, 2000
     10.2      Second Amendment to and Waiver to Fifth Amended          Filed herewith.
               and Restated Loan Agreement dated as of August 11,
               2000, between Blonder Tongue Laboratories, Inc.
               and First Union National Bank
     27        Financial Data Schedule                                  Electronic Filing only.
