Form 10-K
period 2000-12-31
BLONDER TONGUE LABORATORIES INC
filed 2001-03-29
CIK 1000683

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ to __________________

Commission file number: 1-14120

                        BLONDER TONGUE LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                                                   52-1611421
----------------------------------------------------------------         ------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

          One Jake Brown Road, Old Bridge, New Jersey                                    08857
----------------------------------------------------------------                     --------------
           (Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area code:  (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of Exchange on which registered
-----------------------------          -------------------------------------
Common Stock, Par Value $.001                 American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant (computed by using the closing stock price on March 21, 2001, as reported by the American Stock Exchange): $8,122,330.

Number of shares of common stock, par value $.001, outstanding as of March 21, 2001: 7,612,664

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2001 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

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

                                     PART I

ITEM 1.  BUSINESS

Introduction

                  Blonder Tongue Laboratories, Inc. ("Blonder Tongue" or the "Company") is a designer, manufacturer and supplier of a comprehensive line of electronics and systems equipment for the cable television ("CATV") industry (both franchise and non-franchise, or "private," cable). The Company's products are used to acquire, distribute and protect the broad range of communications signals carried on fiber optic, coaxial cable and wireless distribution systems. These products are sold to customers providing an array of communications services, including television, high-speed data (Internet) and telephony, to single family dwellings, multiple dwelling units ("MDUs"), the lodging industry and institutions such as hospitals, prisons, schools and marinas. The Company's products are also used in surveillance systems ranging in complexity from simple in-home monitoring systems to advanced business security systems with hundreds of cameras.

                  Blonder Tongue's product line includes essentially all the electronic equipment needed to build a small private cable, small cable TV, or security system. This one stop shop philosophy builds loyalty with contractors who can rely on a single supplier of known quality and service. Staying at the forefront of the telecommunications broadband technology revolution is a continuing challenge. The Company continues to add products to respond to the changes taking place. The line now includes digital satellite receivers, cable modems, fiber communications network components, QPSK to QAM transcoders (for DirecTV, Echostar and Digicipher II MPEG-2 Satellite Services), and a broad range of interdiction products to preserve signal security.

                  The Company's principal customers are system integrators (both franchise and private cable operators, as well as contractors) that design, package, install and in most instances operate, upgrade and maintain the systems they build.

                  The Company has historically enjoyed, and continues to enjoy, a dominant market position in the private cable industry, while slowly making inroads into the franchise cable market. As the Company has expanded its market coverage, however, the distinctions between private cable and franchise cable have become blurred. For example, the most efficient, highest revenue-producing private cable systems and small franchise cable systems are built with the same electronic building blocks. All of the electronics required are available from Blonder Tongue. In fact, some of the most financially successful cable systems in the United States employ Blonder Tongue interdiction equipment.

                  The Company continues to expand its headend, fiber and data product lines to maintain the capability of providing all the electronic equipment needed to build small cable systems and much of the equipment needed in larger systems for most efficient operation and highest profitability in high density areas.

Industry Overview

                  The broadband signal distribution industry (involving the high-speed transmission of television, telephony and internet signals) is currently dominated by CATV. The markets for wireless, direct-broadcast satellite ("DBS") and digital subscriber line ("DSL") used for this purpose are growing rapidly. Within the CATV market there are an increasing number of metropolitan areas that have awarded second CATV franchises to create competition with the existing franchisee. This alternative supplier, or "overbuilder," market is also growing rapidly. The government has been in favor of competition in this market and has passed regulations to encourage it. Franchise cable companies are ever watchful of DBS penetration in their franchise areas and react rapidly to competition, all to the eventual benefit of the consumer. To fight competition, the operators offer more services and more TV channels as well as discounted prices. The lineup of services typically includes an analog block of channels from 54 to 550 MHz, high speed data service using high-speed cable modems, cable telephony either interfacing with switched networks or internet protocol networks, and digital television in the 550 to 750 MHz range. These upgraded services are possible in every system that has been rebuilt to 750 MHz of bandwidth. The standard architecture for these enhanced systems contemplates a hybrid distribution network with a combination of fiber optic cable to nodes of 100 to 500 subscribers, with coaxial cable from the node to the customer and full reverse-path capability for the pay-per-view, data and phone services.

                  The traditional customer targeted for these expanded services is a homeowner likely to remain in the same home as a long-term subscriber. For a variety of reasons, including the transient nature of the residents of many areas, high levels of theft of service and excessive cost of replacing lost or stolen converters and modems, approximately 35% of CATV subscribers not only are not offered the new services, but are never offered the full analog lineup of channels. Since converters, DBS receivers, digital converters and modems are offered at very low prices to stimulate sales, the operational costs in these demographic areas are too high to justify the advanced services. To retain customers in these areas, a technology must be used that minimizes the operational losses due to theft and "churn" while providing a level of video, data and phone service that compares favorably with DBS, DSL and wireless providers. The Company believes that its lineup of products, which includes interdiction as well as cable and telephone modems, is the ideal solution for deployment in these areas.

         CATV

                  Most CATV operators are building fiber optic networks with alternative combinations of fiber optic and coaxial cable to deliver television signal programming data and phone services on one drop cable. CATV's deployment of fiber optic trunk has been completed in more than 50% of existing systems. The system architecture being employed to accomplish the combined provision of television and telephone service is a hybrid fiber coaxial ("HFC") network. In an HFC network, fiber optic trunk lines connect to nodes which feed 100 to 500 subscribers, using coaxial cable. Extensive rebuilding of a CATV system is required to provide the full array of expanded services. Consequently, not only are the alternative suppliers faced with enormous capital expenditures to enter the broadband signal delivery business, but existing CATV system operators are faced with similar expenditures to compete with them (or to discourage them from entering the race) to provide the "information superhighway."

                  The Company believes that most major metropolitan areas will eventually have complex networks of two or more independent operators interconnecting the homes while private cable operators will have large networks interconnecting many multi-dwelling complexes. All of these networks are potential users of Blonder Tongue headend and interdiction products.

         Multiple Dwelling Units (MDUs)

                   MDUs, because they represent a large percentage of the private cable market, have historically been responsible for a large percentage of the Company's sales. In the early days of cable television MDUs were served by franchise cable operators. In 1991, when the FCC allocated a designated frequency band for private cable, the private cable industry became a major supplier of TV services to MDUs since they could interconnect buildings with 18 GHz over-the-air links and reduce the cost-per-subscriber in building MDU networks. This type of networking continues today but presently many MDU private cable systems are connected using fiber optics since it is more reliable, has much greater bandwidth, and can handle two-way communication needed for voice, data and video-on-demand.

                  MDUs served by franchise cable are also a large revenue source for Blonder Tongue since they generally fall into the category of customers where churn, theft of service and converter loss are extremely high. This makes these areas prime candidates for Blonder Tongue's interdiction products.

         Lodging

                  Until the early 1990's, one system integrator dominated the lodging market and manufactured much of its own equipment. During the last ten years, other private cable integrators have successfully entered and expanded the lodging market by offering systems with more channels, video-on-demand and interactivity. These systems have been well received in the market, as property owners have sought additional revenues and guests have demanded increased in-room conveniences. The integrators leading this market evolution rely upon outside suppliers for their system electronics and are Blonder Tongue customers. These companies and others offer lodging establishments VCR-based systems which provide true video-on-demand movies with a large selection of titles. To meet these demands, the typical lodging system headend will include as many as 20 to 40 receivers and as many as 60 to 80 modulators, and will be capable of providing the guest with more free channels, video-on-demand for a broad selection of movie titles, and interactive services such as remote check-out and concierge services. This is in contrast to the systems which preceded them which typically had 10 to 12 receivers and modulators and provided six to ten free channels and two to five channels of VCR-based movies running at published scheduled times.

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

                  The Company utilizes several distributors in Florida and within Latin America with an experienced international sales manager supervising this effort. Earlier efforts to expand the market through exclusive distribution arrangements were unsatisfactory but some growth was achieved in 2000 and accelerated growth is anticipated in the year 2001 and beyond as the Company's contacts and opportunities in the Caribbean and Latin America continue to mature.

         Additional Considerations

                  The technological revolution taking place in the communications industry, which includes DBS, is providing digital television to an increasing number of homes. Wireless cable systems and DSL over twisted pair phone lines also utilize digital compression to provide channel capacity which is competitive with CATV and other television delivery systems. In addition, franchise cable companies and alternative suppliers are building fiber optic networks to offer video, data, and telephony. There is also the possibility of convergence of data and video communications, wherein computer and television systems merge and the computer monitor replaces the television screen. While it is not possible to predict with certainty which technology will be dominant in the future, it is clear that digitized video and advances in the ability to compress the digitized video signal make both digital television and the convergence of computer, telephone and television systems technically possible.

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

Products

                  Blonder Tongue's products can be separated, according to function, into the several categories described below:

         o Headend Products used by a system operator for signal acquisition, processing and manipulation for further transmission. Among the products offered by the Company in this category are satellite receivers (digital and analog), integrated receiver/decoders, transcoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers, and processors. The headend of a television signal distribution system is the "brain" of the system, the central location where the multi-channel signal is initially received, converted and allocated to specific channels for distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal or, in the case where digital signals are to be carried on the distribution system, transcode its modulation from QPSK (quadrature phase shift key) to QAM (quadrature amplitude modulation) since one is optimum for satellite transmission and the other optimum for fiber/coaxial distribution. Blonder Tongue is a licensee of General Instrument Corporation's VideoCipher(R) and DigiCipher(R) encryption technologies, EchoStar Communication Corp.'s digital technologies and Hughes Network Systems' digital technologies, and integrates their decoders into integrated receiver/decoder products, where required. The Company estimates that Headend Products accounted for approximately 40% of the Company's revenues in 2000, 60% in 1999, and 70% in 1998.

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

         o Subscriber Products used to control access to programming at the subscriber's location and to split and amplify incoming signals for transmission to multiple sites and multiple television sets within a site. Among the products offered by the Company in this category are addressable interdiction devices, cable modems, splitters, couplers and multiplexers. The Company believes that the most significant products within this category are: (i) its VideoMask(TM) addressable signal jammer, licensed from Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc. in August 1995 under certain non-exclusive technology and patent license agreements (the "Philips License Agreements"), (ii) the SMI Interdiction product line acquired from Scientific-Atlanta, Inc. as part of its interdiction business, and (iii) its recently introduced cable modems for high-speed Internet access. Interdiction products limit, through jamming of particular channels, the availability of programs to subscribers. Such products enable an integrator to control subscriber access to premium channels and other enhanced services through a computer located off-premises. They also eliminate the necessity of an operator having to make a service call to install or remove passive traps and eliminate the costs associated with damage or loss of set-top converters in the subscribers' locations. Interdiction products are also being successfully used by CATV operators as an anti-piracy system in conjunction with set-top converters. The Company believes that the reduction in operating costs, programming piracy, and converter loss which can be obtained through the use of interdiction will be a significant factor in further product penetration into the franchise cable market. While it is not possible to predict the breadth of market acceptance for these products, the Company believes the potential is substantial in both the private cable market and franchise cable market as alternatives to, or in conjunction with, set-top converters and as a viable option for companies and municipalities who are overbuilding existing cable infrastructures and are seeking a more consumer-friendly and cost-effective way to compete with the incumbent franchise cable operator.

         o Microwave Products used to transmit the output of a cable system headend to multiple locations using point-to-point communication links in the 18 GHz range of frequencies. Among the products offered by the Company in this category are power amplifiers, repeaters, receivers, transmitters and compatible accessories. These products convert the headend output up to the microwave band and transmit this signal using parabolic antennas. At each receiver site, a parabolic antenna-receiver combination converts the signal back to normal VHF frequencies for distribution to subscribers at the receiver site. Due to a Final Rule and Order adopted by the Federal Communications Commission ("FCC") in June, 2000, coupled with the availability and inherent superiority of fiber optics in linking adjacent properties in MDU applications, sales of microwave products have diminished. While microwave products will continue to be sold to maintain existing systems, the Company does not anticipate that these products will contribute significantly to the Company's revenues.

         o Fiber Products used to transmit the output of a cable system headend to multiple locations using fiber optic cable. Among the products offered are optical transmitters, receivers, couplers, splitters and compatible accessories. These products convert RF frequencies to light (or infrared) frequencies and launch them on optical fiber. At each receiver site, an optical receiver is used to convert the signals back to normal VHF frequencies for distribution to subscribers. Sales of products in this category continue to increase as they have become the product of choice in applications formerly suitable to the use of microwave products.

                  The Company will modify its products to meet specific customer requirements. Typically, these modifications are minor and do not materially alter the functionality of the products. Thus the inability of the customer to accept such products does not generally result in the Company being otherwise unable to sell such products to other customers.

Research and Product Development

                  The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in continuous research and development in order to (i) create new products, (ii) expand the frequency range of existing products in order to accommodate customer demand for greater channel capacity, (iii) license new technology (such as digital satellite receiver decoders and high-speed cable modems), and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources, to suit the dynamics of the evolving marketplace. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company's customers and customer prospects with the expectation or promise of substantial future orders from such customers or customer prospects. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering to lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties when the Company believes that it can obtain such technology more quickly and/or cost-effectively from such third parties than the Company could otherwise develop on its own, or when the desired technology is proprietary to a third party. There were 22 employees in the research and development department of the Company at December 31, 2000.

Marketing and Sales

                  Blonder Tongue markets and sells its products worldwide to private cable integrators (which accounted for approximately 56% of the Company's revenues for fiscal year 2000, approximately 80% for fiscal year 1999, and approximately 65% for fiscal year 1998), to alternative suppliers, and to franchise cable integrators. Sales are made directly to customers by the Company's internal sales force, as well as through numerous domestic and international stocking distributors.

                  The Company's sales and marketing function is predominantly performed by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects. The Company's internal sales force consists of 28 employees, which currently includes 14 salespersons (nine salespersons in Old Bridge, New Jersey, one salesperson in each of Cincinnati, Ohio, Cudahy, Wisconsin, Folsom, California, Tully, New York and Miami, Florida) and 14 sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

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

                  The Company had approximately $4.0 million and $17.3 million in purchase orders as of December 31, 2000 and December 31, 1999, respectively. The significantly higher number in 1999 was primarily the result of a large purchase order that was booked in the fourth quarter. All of the purchase orders outstanding as of December 31, 2000 are expected to be shipped prior to December 31, 2001. The purchase orders are for the future delivery of products and are subject to cancellation by the customer.

Customers

                  Blonder Tongue has a broad customer base, which in 2000 consisted of more than 1,000 active accounts. Approximately 56%, 26% and 33% of the Company's revenues in fiscal years 2000, 1999 and 1998, respectively, were derived from sales of products to the Company's five largest customers. In 2000, sales to Cablevision Systems Corporation and Toner Cable Equipment, Inc. accounted for approximately 29% and 11%, respectively of the Company's revenues. There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. However, the Company anticipates that these customers will continue to account for a significant portion of the Company's revenues in future periods, although none of them is obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide the Company with binding forecasts of product purchases for any future period.

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

                  The Company's revenues are derived primarily from customers in the continental United States, however, the Company also derives revenues from customers outside the continental United States, primarily in underdeveloped countries. Television service is less developed in many international markets, particularly Latin America and Asia, creating opportunity for those participants who offer quality products at a competitive price. Sales to customers outside of the United States represented approximately 2% of the Company's revenues in fiscal years 2000, 1999 and 1998. All of the Company's transactions with customers located outside of the continental United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions.

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

                  Outside contractors supply standard components, etch-printed circuit boards, and electronic subassemblies to the Company's specifications. While the Company generally purchases electronic parts which do not have a unique source, certain electronic component parts used within the Company's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. However, in such situations the Company may experience temporary reductions in its ability to ship products affected by the component shortage. The Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher(R) and DigiCipher(R) encryption systems manufactured by General Instrument Corporation, which are standard encryption methodologies employed on U.S. C-Band and Ku-Band transponders, EchoStar digital satellite receiver decoders, which are specifically designed to work with the DISH Network(TM), and Hughes Network Systems digital satellite receivers for delivery of DIRECTV(TM) programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company's operating results. The Company does not have a supply agreement with General Instrument Corporation or any other supplier. The Company submits purchase orders to its suppliers on an as-needed basis.

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

Intellectual Property

                  The Company currently holds 30 United States patents and 14 foreign patents covering a wide range of electronic systems and circuits, of which 19 United States patents and 10 foreign patents were obtained in the Company's acquisition of Scientific-Atlanta, Inc.'s interdiction business during 1998. Other than certain of the patents acquired from Scientific-Atlanta, Inc., none of the Company's patents are considered material to the Company's present operations because they do not relate to high volume applications. Because of the rapidly evolving nature of the CATV industry, the Company believes that its market position as a leading supplier to private cable integrators derives primarily from its ability to develop a continuous stream of new products which are designed to meet its customers' needs and which have a high performance-to-cost ratio.

                  The Company is a licensee of Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc., General Instrument Corporation ("GI"), Houston Tracker Systems, Inc., a subsidiary of EchoStar Communications Corp. ("EchoStar"), Hughes Network Systems, a Hughes Electronics Corporation ("Hughes"), and several smaller software development companies.

                  Under the Philips License Agreements, the Company is granted a non-exclusive license for a term which expires in 2010, concurrently with the last to expire of the relevant patents. The Philips License Agreements provide for the payment by the Company of a one-time license fee and for the payment by the Company of royalties based upon unit sales of licensed products.

                  The Company is a licensee of GI relating to GI's VideoCipher(R) encryption technology and is also a party to a private label agreement with GI relating to its DigiCipher(R) technology. Under the VideoCipher(R) license agreement, the Company is granted a non-exclusive license under certain proprietary know-how, to design and manufacture certain licensed products to be compatible with the VideoCipher(R) commercial descrambler module. The VideoCipher(R) license agreement provides for the payment by the Company of a one-time license fee for the Company's first model of licensed product and additional one-time license fees for each additional model of licensed product. The VideoCipher(R) license agreement also provides for the payment by the Company of royalties based upon unit sales of licensed products. Under the DigiCipher(R) private label agreement, the Company is granted the non-exclusive right to sell DigiCipher(R) II integrated receiver decoders bearing the Blonder Tongue name for use in the commercial market. The DigiCipher(R) private label agreement provides for the payment by the Company of a one-time license fee for the Company's first model of licensed product and additional one-time license fees for each additional model of licensed product.

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

                  In June, 2000, the FCC adopted and issued a Final Rule and Order relating to the re-designation of portions of the 18GHz-frequency band among the various currently allocated services. This matter was first discussed in 1998, at which time the FCC issued a Notice of Proposed Rulemaking, proposing to grant primary status for use of the 18GHz frequency band to Fixed Satellite Service Operators ("FSSO"), to the detriment of existing and future terrestrial fixed service operators ("TFSO"). The Final Rules regarding this issue provide for the grandfathering, for a period of ten years, of certain pre-existing (installed) TFSOs and TFSOs that had made application for a license prior to a certain date. The FCC segmented the 18GHz-frequency band into several sub-bands and has provided for varying obligations and rights as between the TFSOs and the FSSOs. Overall, the Final Rules are complex and place a measure of uncertainty upon TFSOs considering the use of microwave gear in new systems. These issues, coupled with the recent advances in the use of fiber optic cable and the inherent superiority in fiber due to its greater bandwidth capability, have resulted in a shift in customer purchases away from microwave gear and toward fiber optics.

Environmental Regulations

                  The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2000 and does not anticipate incurring in 2001 material capital expenditures for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

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

Employees

                  The Company employs approximately 437 people, including 324 in manufacturing, 22 in research and development, 15 in quality assurance, 28 in production services, 28 in sales and marketing, and 20 in a general and administrative capacity. 240 of the Company's employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company expiring in February, 2002. The Company considers its relations with its employees to be good.

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

                  Management believes that the Old Bridge Facility is adequate to support the Company's anticipated needs in 2001. Subject to compliance with applicable zoning and building codes, the Old Bridge real property is large enough to double the size of the plant to accommodate expansion of the Company's operations should the need arise.

ITEM 3.  LEGAL PROCEEDINGS

                  The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000, through the solicitation of proxies or otherwise.

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

Market Information

Fiscal Year Ended December 31, 2000:                    High          Low
                                                        ----          ---
         First Quarter .............................  10 3/4        5
         Second Quarter.............................   9 3/4        6   7/16
         Third Quarter .............................   8            6
         Fourth Quarter.............................   6 1/4        2   5/8
Fiscal Year Ended December 31, 1999:                    High          Low
                                                        ----          ---
         First Quarter .............................   7 7/8        5
         Second Quarter.............................   7 3/8        4   7/8
         Third Quarter .............................   9 3/4        5 11/16
         Fourth Quarter ............................   8 5/8        4   3/4

                  The Company's Common Stock is traded on the American Stock Exchange under the symbol "BDR".

Holders

                  As of March 21, 2001, the Company had approximately 67 holders of record of the Common Stock. Since a portion of the Company's common stock is held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

Dividends

                  The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Other than in connection with certain "S" corporation distributions prior to its initial public offering, the Company has never declared or paid any cash dividends on its Common Stock. Any determination to pay dividends in the future is at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. The Company's loan agreement with First Union National Bank prohibits the payment of dividends by the Company on its Common Stock, unless at the time of and after giving effect to any proposed dividend payment, the Company is not in default under the loan agreement and is in compliance with certain financial covenants relating to, among other things, tangible net worth and debt service coverage.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                  The selected consolidated statement of earnings data presented below for each of the years ended December 31, 2000, 1999 and 1998, and the selected consolidated balance sheet data as of December 31, 2000 and 1999, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K. The selected consolidated statement of earnings data for the years ended December 31, 1997 and 1996 and the selected consolidated balance sheet data as of December 31, 1998, 1997 and 1996 are derived from audited consolidated financial statements not included herein. The data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial and statistical information appearing elsewhere herein.

                                                                    Year Ended December 31,
                                             -----------------------------------------------------------------------
                                               2000           1999          1998(1)           1997           1996
                                               ----           ----          -------           ----           ----
                                                             (in thousands, except per share data)
Consolidated Statement of Earnings Data:

Net sales...............................     $70,196        $56,805          $70,792         $62,057        $48,862
Cost of goods sold......................      46,974         39,074           45,344          39,656         30,613
                                             ---------      ---------       ---------       ---------      ---------
  Gross profit..........................      23,222         17,731           25,448          22,401         18,249
                                             ---------      ---------       ---------       ---------      ---------
Operating expenses:
  Selling, general and administrative...      13,572         13,598           10,755           9,938          9,135
  Research and development..............       2,125          2,070            2,156           1,954          1,972
                                             ---------      ---------       ---------       ---------      ---------
  Total operating expenses..............      15,697         15,668           12,911          11,892         11,107
                                             ---------      ---------       ---------       ---------      ---------
Earnings from operations................       7,525          2,063           12,537          10,509          7,142
Interest expense........................       1,948          2,008            1,596             414            658
Other (income) expense, net.............         (10)            (6)             (40)           (595)            --
                                             ---------      ---------       ---------       ---------      ---------
Earnings before income taxes ...........       5,587             61           10,981          10,690          6,484
Provisions for income taxes.............       2,011              2            3,868           4,276          2,601
                                             ---------      ---------       ---------       ---------      ---------
Net earnings............................     $ 3,576          $  59          $ 7,113         $ 6,414        $ 3,883
                                             =========      =========       =========       =========      =========
Basic earnings per share................      $ 0.47         $ 0.01           $ 0.86          $ 0.78         $ 0.48
Basic weighted average shares
outstanding(2)..........................       7,620          7,916            8,292           8,227          8,144
Diluted earnings per share..............      $ 0.47         $ 0.01           $ 0.84          $ 0.77         $ 0.47
Diluted weighted average shares
outstanding(2)..........................       7,632          7,958            8,471           8,375          8,300
                                                                   Year Ended December 31,
                                            -------------------------------------------------------------------------
                                              2000            1999           1998           1997             1996
                                              ----            ----           ----           ----             ----
                                                                         (in thousands)
Consolidated Balance Sheet Data:

Working capital.......................        $27,154        $25,456        $17,049         $26,055          $23,015
Total assets..........................         62,834         66,076         69,651          42,272           36,165
Long-term debt (including
current maturities) ..................         16,184         20,607         22,359           5,054            6,347
Stockholders' equity..................         39,096         35,247         40,496          31,795           25,576

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

                  In early 2000, the Company entered into a distributorship agreement and a license agreement with GAD Line Ltd. in order to offer high-speed cable modem products and certain telephony products to the franchise cable market. During the past year, fierce competition among manufacturers of these products imposed pressure on GAD Line's ability to make technologically superior products available to the Company at competitive prices, as rapidly declining market prices for these products and the resultant squeeze on gross margins have made cable modems almost a commodity. In July, 2000, it was announced that Com21, a major world supplier of high-speed cable modems, would acquire GAD Line. Over the past several months, the Company has been negotiating with Com21 to enter into suitable agreements to replace the existing contracts with GAD Line, although given the changes that have occurred in this market, the Company does not anticipate pursuing the sale of telephony products and has substantially reduced its expectations as to the contribution to revenues that cable modem products will provide. The Company considers the availability of cable modems in its product line, however, consistent with its desire to remain a "one-stop-shop" for its customers.

Results of Operations

                  The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales:

                                                    Year Ended December 31,
                                             ----------------------------------
                                               2000        1999         1998
                                             ---------   ----------   ---------
Net sales..................................    100.0%      100.0%       100.0%
Costs of goods sold........................     66.9        68.8         64.1
Gross profit...............................     33.1        31.2         35.9
Selling expenses...........................      8.5        10.6          6.8
General and administrative expenses........     10.9        13.3          8.4
Research and development expenses..........      3.0         3.6          3.0
Earnings from operations...................     10.7         3.6         17.7
Other (income) expense, net................      2.8         3.5          2.2
Earnings before income taxes...............      7.9         0.1         15.5

2000 Compared with 1999

                  Net Sales. Net sales increased $13,391,000 or 23.6%, to $70,196,000 in 2000 from $56,805,000 in 1999. The increase in sales is primarily attributed to an increase in sales of interdiction equipment primarily to the franchise cable market. Net sales included approximately $29,400,000 of interdiction equipment for 2000 compared to approximately $11,006,000 in 1999.

                  Cost of Goods Sold. Cost of goods sold increased to $46,974,000 for 2000 from $39,074,000 for 1999, primarily due to increased volume, and decreased as a percentage of sales to 66.9% in 2000 from 68.8% in 1999. The decrease as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of higher margin products.

                  Selling Expenses. Selling expenses decreased to $5,943,000 in 2000 from $6,025,000 in 1999, and decreased as a percentage of sales to 8.5% in 2000 from 10.6% in 1999. The $82,000 decrease is primarily attributable to a decrease in the costs incurred for advertising and marketing materials.

                  General and Administrative Expenses. General and administrative expenses increased to $7,629,000 in 2000 from $7,573,000 in 1999 and decreased as a percentage of sales to 10.9% in 2000 from 13.3% in 1999. The $56,000 increase can be attributable primarily to an increase in depreciation expense related to computer equipment.

                  Research and Development Expenses. Research and development expenses increased 2.7 % to $2,125,000 in 2000 from $2,070,000 in 1999. The increase is primarily due to an increase in departmental supplies. Research and development expenses decreased as a percentage of sales to 3.0% from 3.6%.

                  Earnings from Operations. Earnings from operations increased 264.8% to $7,525,000 in 2000 from $2,063,000 in 1999. Earnings from operations as a percentage of sales increased to 10.7% in 2000 from 3.6% in 1999.

                  Interest and Expenses. Other expenses in 2000 consisted of $1,948,000 of interest expense offset by $10,000 of interest income. Other expenses in 1999 consisted of $2,008,000 of interest expense offset by $6,000 of interest income. The decrease in interest expense is primarily attributed to decreased borrowings under the Company's revolving line of credit and a reduction in the Company's long term debt.

                  Income Taxes. The provision for income taxes for 2000 increased to $2,011,000 from $2,000 for 1999 as a result of an increase in taxable income. The Company's effective rate increased to 36% for 2000 from 3% in 1999 as a result of state tax credits available to the Company and recognized in 1999, along with an increase in taxable income.

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

                  Cost of Goods Sold. Cost of goods sold decreased to $39,074,000 for 1999 from $45,344,000 for 1998, primarily due to decreased volume, and increased as a percentage of sales to 68.8% in 1999 from 64.1% in 1998. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products, including the additional start-up costs related to the Company's SLIU-II interdiction product.

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

                  General and Administrative Expenses. General and administrative expenses increased to $7,573,000 in 1999 from $5,932,000 for 1998 and increased as a percentage of sales to 13.3% in 1999 from 8.4% in 1998. The $1,641,000 increase can be attributed to an increase in the bad debt expense, an increase in the amortization of intangibles related to the acquisition of Scientific-Atlanta, Inc.'s interdiction business and an increase in expenditures for professional services rendered, offset by a decrease in the accrual for executive bonuses. The increase in the bad debt expense was directly attributable to customer accounts experiencing financial difficulties related to the consolidation of the private cable market during 1999.

                  Research and Development Expenses. Research and development expenses decreased 4.0% to $2,070,000 in 1999 from $2,156,000 in 1998. The
$86,000 decrease is primarily due to a reduction in the amortization of license and patent agreements. Research and development expenses increased as a percentage of sales to 3.6% from 3.0%.

                  Earnings from Operations. Earnings from operations decreased 83.5% to $2,063,000 for 1999 from $12,537,000 for 1998. Earnings from operations as a percentage of sales decreased to 3.6% in 1999 from 17.7% in 1998.

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

Inflation and Seasonality

                  Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2000 were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

                  As of December 31, 2000 and 1999, the Company's working capital was $27,154,000 and $25,456,000, respectively. The increase in working capital is attributable primarily to the current year net income, a decrease in accounts receivable of $2,103,000, offset by the payment of accounts payable of $1,811,000. Historically, the Company has satisfied its cash requirements primarily from net cash provided by operating activities and from borrowings under its line of credit.

                  The Company's net cash provided by operating activities for the year ended December 31, 2000 was $6,256,000 as a result of the Company's net earnings, increased by the $2,103,000 decrease in accounts receivable offset by a $1,952,000 decrease in accounts payable, and accrued expenses and the $1,257,000 increase in other current assets, compared to cash provided by operating activities for the year ended December 31, 1999 of $7,383,000.

                  Cash used in investing activities was $869,000, which was attributable primarily to capital expenditures for new computers and test equipment and acquisition of licenses. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 2001.

                  Cash used in financing activities was $5,072,000 for the period ended December 31, 2000, comprised of $4,423,000 in repayments of long-term debt and a $922,000 reduction in borrowings under the revolving line of credit.

                  The Company has a $5.5 million revolving line of credit with its bank on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (8.9375% at December 31, 2000). At December 31, 2000, the Company had $2,250,000 outstanding under the line of credit. Borrowings under the line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends.

                  In March, 2001, the Company's credit agreement with its bank was amended to retroactively modify certain financial covenants effective as of December 31, 2000 and thereafter, as well as to extend the maturity date of the line of credit until November 30, 2001. The Company is in compliance with all of such financial covenants, as amended. The Company anticipates that it will either conclude negotiations with its bank and obtain a further renewal of its current credit facilities, or enter into new credit facilities with another bank, prior to November 30, 2001.

                  The Company also has an outstanding term loan with its bank related to the acquisition of Scientific-Atlanta's interdiction business (the "S-A Term Loan"). The S-A Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (9.2375% at December 31, 2000). At December 31, 2000, there was $12,983,000 outstanding under the S-A Term Loan. The principal balance of the S-A Term Loan is being amortized in monthly installments of $316,667 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

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

New Accounting Pronouncements

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"). "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is required to be adopted by the Company after December 31, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. Since the Company's interest rate swap is considered an effective hedge under FAS 133, the effect of implementing FAS 133 in the quarter ending March 31, 2001 is not considered material.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At December 31, 2000 and 1999 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $17,177,782 and $22,086,333, respectively. A hypothetical 1% adverse change in interest rates would have had an annualized unfavorable impact of approximately $15,852 and $18,030, respectively, on the Company's earnings and cash flows based upon these year-end debt levels. To ameliorate these risks, in February, 1999, the Company entered into an interest rate Swap Agreement with a notional amount of $10,000,000. The specific terms of the Swap Agreement are more fully discussed above in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Incorporated by reference from the consolidated financial statements and notes thereto of the Company which are attached hereto beginning on page 23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEMS 10. through 13.  INCORPORATED BY REFERENCE

                  The information called for by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held May 4, 2001, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates. Note that the sections in the definitive proxy statement entitled "Report of Compensation Committee on Executive Compensation Policies" and "Comparative Stock Performance" pursuant to Regulation S-K, Item 402(a)(9), are not deemed "soliciting material" or "filed" as part of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)            Financial Statements and Supplementary Data.

      Report of Independent Certified Public Accountants............................................................   24
      Consolidated Balance Sheets as of December 31, 2000 and 1999...................................................  25
      Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998.......................  26
      Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998...........  27
      Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.....................  28
      Notes to Consolidated Financial Statements.....................................................................  29

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

(b) No reports on Form 8-K were filed in the quarter ended December 31, 2000.

(c)  Exhibits:

  Exhibit #                        Description                                            Location
  ---------                        -----------                                            --------
     3.1       Restated Certificate of Incorporation of Blonder         Incorporated by reference from Exhibit 3.1
               Tongue Laboratories, Inc.                                to Registrant's S-1 Registration Statement
                                                                        No. 33-98070, filed October 12, 1995, as
                                                                        amended.

     3.2       Restated Bylaws of Blonder Tongue Laboratories,          Incorporated by reference from Exhibit 3.2
               Inc.                                                     to Registrant's S-1 Registration Statement
                                                                        No. 33-98070, filed October 12, 1995, as
                                                                        amended.

     4.1       Specimen of stock certificate                            Incorporated by reference from Exhibit 4.1
                                                                        to Registrant's S-1 Registration Statement
                                                                        No. 33-98070, filed October 12, 1995, as
                                                                        amended.

     10.1      Consulting Agreement, dated January 1, 1995,             Incorporated by reference from Exhibit 10.3
               between Blonder Tongue Laboratories, Inc. and            to Registrant's S-1 Registration Statement
               James H. Williams.                                       No. 33-98070, filed October 12, 1995, as
                                                                        amended.

     10.2      1994 Incentive Stock Option Plan.                        Incorporated by reference from Exhibit 10.5
                                                                        to Registrant's S-1 Registration Statement
                                                                        No. 33-98070, filed October 12, 1995, as
                                                                        amended.

     10.3      1995 Long Term Incentive Plan.                           Incorporated by reference from Exhibit 10.6
                                                                        to Registrant's S-1 Registration Statement
                                                                        No. 33-98070, filed October 12, 1995, as
                                                                        amended.

     10.4      Amended and Restated 1996 Director Option Plan.          Incorporated by reference from Appendix B
                                                                        to Registrant's Proxy Statement for its
                                                                        1998 Annual Meeting of Stockholders, filed
                                                                        March 27, 1998.

     10.5      Employment Agreement, dated August 1, 1995,              Incorporated by reference from Exhibit 10.9
               between Blonder Tongue Laboratories, Inc. and            to Registrant's S-1 Registration Statement
               Daniel J. Altiere.                                       No. 33-98070, filed October 12, 1995, as
                                                                        amended.

     10.6      Form of Indemnification Agreement entered into by        Incorporated by reference from Exhibit
               Blonder Tongue Laboratories, Inc. in favor of each       10.10 to Registrant's S-1 Registration
               of its Directors and Officers.                           Statement No. 33-98070, filed October 12,
                                                                        1995, as amended.

     10.7      VideoCipher(R)IICM Commercial Descrambler Module          Incorporated by reference from Exhibit
               Master Purchase and License Agreement, dated             10.11 to Registrant's S-1 Registration
               August 23, 1990, between Blonder Tongue                  Statement No. 33-98070, filed October 12,
               Laboratories, Inc. and Cable/Home Communication          1995, as amended.
               Corp.

    +10.8      Patent License Agreement, dated August 21, 1995,         Incorporated by reference from Exhibit
               between Blonder Tongue Laboratories, Inc. and            10.12 to Registrant's S-1 Registration
               Philips Electronics North America Corporation.           Statement No. 33-98070, filed October 12,
                                                                        1995, as amended.

    +10.9      Interdiction Technology License Agreement, dated         Incorporated by reference from Exhibit
               August 21, 1995, between Blonder Tongue                  10.13 to Registrant's S-1 Registration
               Laboratories, Inc. and Philips Broadband Networks,       Statement No. 33-98070, filed October 12,
               Inc.                                                     1995, as amended.

  Exhibit #                        Description                                            Location
  ---------                        -----------                                            --------
    10.10      401(k) Savings & Investment Retirement Plan.             Incorporated by reference from Exhibit
                                                                        10.21 to S-1 Registration Statement No.
                                                                        33-98070, filed October 12, 1995, as
                                                                        amended.

    10.11      Bargaining Unit Pension Plan.                            Incorporated by reference from Exhibit
                                                                        10.22 to S-1 Registration Statement No.
                                                                        33-98070, filed October 12, 1995, as
                                                                        amended.

    10.12      Mortgage, Assignment of Leases, and Security             Incorporated by reference from Exhibit 10.2
               Agreement dated May 23, 1996 by Blonder Tongue           to Registrant's Quarterly Report on Form
               Laboratories, Inc. in favor of CoreStates Bank,          10-Q for the period ended June 30, 1996,
               N.A., successor to Meridian Bank.                        filed August 14, 1996.

    10.13      Real Estate Loan Note dated May 23, 1996 from            Incorporated by reference from Exhibit 10.3
               Blonder Tongue Laboratories, Inc. in favor of            to Registrant's Quarterly Report on Form
               CoreStates Bank, N.A., successor to Meridian Bank.       10-Q for the period ended June 30, 1996,
                                                                        filed August 14, 1996.

    10.14      Allonge to Real Estate Loan Note, dated September        Incorporated by reference from Exhibit 10.3
               26, 1996 from Blonder Tongue Laboratories, Inc.,         to Registrant's Quarterly Report on Form
               in favor of CoreStates Bank, N.A., successor to          10-Q for the period ended September 30,
               Meridian Bank.                                           1996, filed November 14, 1996.

    +10.15     License Agreement dated November 12, 1996 between        Incorporated by reference from Exhibit
               Blonder Tongue Laboratories, Inc. and Houston            10.31 to Registrant's Annual Report on Form
               Tracker Systems, Inc.                                    10-K for fiscal year ended December 31,
                                                                        1996, filed March 27, 1997.

    10.16      Executive Officer Bonus Plan                             Incorporated by reference from Exhibit 10.3
                                                                        to Registrant's Quarterly Report on Form
                                                                        10-Q for the period ended March 31, 1997,
                                                                        filed May 13, 1997.

    10.17      Third Amendment to 1995 Long Term Incentive Plan         Incorporated by reference from Appendix A
                                                                        to Registrant's Proxy Statement for its
                                                                        2000 Annual Meeting of Stockholders, filed
                                                                        April 4, 2000.

    10.18      Fifth Amended and Restated Loan Agreement dated          Incorporated by reference from Exhibit
               November 12, 1999 between Blonder Tongue                 10.18 to Registrant's Annual Report on Form
               Laboratories, Inc. and First Union National Bank         10-K for fiscal year ended December 31,
                                                                        1999, filed March 30, 2000.

    10.19      Third Allonge to Real Estate Note dated November         Incorporated by reference from Exhibit
               12, 1999 from Blonder Tongue Laboratories, Inc. to       10.20 to Registrant's Annual Report on Form
               First Union National Bank                                10-K for fiscal year ended December 31,
                                                                        1999, filed March 30, 2000.

    10.20      Term Note dated November 12, 1999 by Blonder             Incorporated by reference from Exhibit
               Tongue Laboratories, Inc. in favor of First Union        10.21 to Registrant's Annual Report on Form
               National Bank                                            10-K for fiscal year ended December 31,
                                                                        1999, filed March 30, 2000.

    10.21      First Amendment and Waiver to Fifth Amended and          Incorporated by reference from Exhibit 10.1
               Restated Loan Agreement dated March 24, 2000             to Registrant's Quarterly Report on Form
                                                                        10-Q for the period ended March 31, 2000, filed
                                                                        May 12, 2000.

    10.22      Second Restatement of the Fifth Amended and              Incorporated by reference from Exhibit 10.1
               Restated Line of Credit Note dated as of August          to Registrant's Quarterly Report on Form
               11, 2000                                                 10-Q for the period ended September 30,
                                                                        2000, filed November 14, 2000.

  Exhibit #                        Description                                            Location
  ---------                        -----------                                            --------
    10.23      Second Amendment and Waiver to Fifth Amended and         Incorporated by reference from Exhibit 10.2
               Restated Loan Agreement dated as of August 11, 2000      to Registrant's Quarterly Report on Form
                                                                        10-Q for the period ended September 30, 2000,
                                                                        filed November 14, 2000.

    10.24      Second Amendment to Consulting and Non-Competition       Incorporated by reference from Exhibit 10.1
               Agreement between Registrant and James H.                to Registrant's Quarterly Report on Form
               Williams, dated as of June 30, 2000.                     10-Q for the period ended June 30, 2000,
                                                                        filed August 14, 2000.

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               Page
Report of Independent Certified Public Accountants........................................................      24

Consolidated Balance Sheets as of December 31, 2000 and 1999..............................................      25

Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998..................      26

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998......      27

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998................      28

Notes to Consolidated Financial Statements................................................................      29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




BDO Seidman, LLP
Woodbridge, New Jersey

March 14, 2001

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                      December 31,
                                                                                ------------------------
                                                                                   2000           1999
                                                                                 --------        ------
              Assets (Note 4)
Current assets:
     Cash ...................................................................    $    363     $     48
     Accounts receivable, net of allowance for doubtful
     accounts of $1,424 and $683, respectively (Note 8) .....................       7,125        9,969
     Inventories (Note 2) ...................................................      26,333       26,793
     Other current assets (Note 6) ..........................................       3,264        2,007
     Deferred income taxes (Note 13) ........................................       1,804        1,182
                                                                                 --------     --------
         Total current assets ...............................................      38,889       39,999
Property, plant and equipment, net of accumulated
    depreciation and amortization (Notes 3 and 5) ...........................       7,644        8,740
Patents, net (Note 11) ......................................................       3,943        4,242
Goodwill, net (Note 11) .....................................................      11,730       12,437
Other assets ................................................................         628          658
                                                                                 --------     --------
                                                                                 $ 62,834     $ 66,076
                                                                                 ========     ========
              Liabilities and Stockholders' Equity
Current liabilities:
     Revolving line of credit (Note 4) ......................................    $  2,250     $  3,172
     Current portion of long-term debt (Note 4) .............................       4,382        4,470
     Accounts payable .......................................................       2,833        4,644
     Accrued compensation ...................................................       1,143        1,040
     Other accrued expenses .................................................         659          903
     Income taxes ...........................................................         468          314
                                                                                 --------     --------
         Total current liabilities ..........................................      11,735       14,543
                                                                                 --------     --------
Deferred income taxes (Note 13) .............................................         201          149
Long-term debt (Note 4) .....................................................      11,802       16,137
Commitments and contingencies (Notes 5, 6 and 7) ............................        --           --
Stockholders' equity (Notes 9, 10, 11 and 12):
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding ..................................................        --           --
     Common stock, $.001 par value; authorized 25,000 shares, 8,444 shares
     issued at December 31, 2000 and 8,392 shares issued at December 31, 1999           8            8
     Paid-in capital ........................................................      24,143       23,870
     Retained earnings ......................................................      21,231       17,655
     Treasury stock, at cost, 831 shares (Note 9) ...........................      (6,286)      (6,286)
                                                                                 --------     --------
         Total stockholders' equity .........................................      39,096       35,247
                                                                                 --------     --------
                                                                                 $ 62,834     $ 66,076
                                                                                 ========     ========

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)

                                                                     Year Ended December 31,
                                                           ------------------------------------------
                                                              2000            1999            1998
                                                           ----------      ----------      ----------
Net sales (Note 8) ..................................       $ 70,196        $ 56,805        $ 70,792
Cost of goods sold ..................................         46,974          39,074          45,344
                                                            --------        --------        --------
    Gross profit ....................................         23,222          17,731          25,448
                                                            --------        --------        --------
Operating expenses:
    Selling expenses ................................          5,943           6,025           4,823
    General and administrative ......................          7,629           7,573           5,932
    Research and development ........................          2,125           2,070           2,156
                                                            --------        --------        --------
                                                              15,697          15,668          12,911
                                                            --------        --------        --------
Earnings from operations ............................          7,525           2,063          12,537
                                                            --------        --------        --------

Other income (expense):
    Interest expense ................................         (1,948)         (2,008)         (1,596)
    Other income ....................................             10               6              40
                                                            --------        --------        --------
                                                              (1,938)         (2,002)         (1,556)
                                                            --------        --------        --------
Earnings before income taxes ........................          5,587              61          10,981
Provision for income taxes (Note 13) ................          2,011               2           3,868
                                                            --------        --------        --------
    Net earnings ....................................       $  3,576        $     59        $  7,113
                                                            ========        ========        ========
Basic earnings per share (Note 10) ..................       $   0.47        $   0.01        $   0.86
                                                            ========        ========        ========
Basic weighted average shares outstanding (Note 10) .          7,620           7,916           8,292
                                                            ========        ========        ========
Diluted earnings per share (Note 10) ................       $   0.47        $   0.01        $   0.84
                                                            ========        ========        ========
Diluted weighted average shares outstanding (Note 10)          7,632           7,958           8,471
                                                            ========        ========        ========

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                       Common Stock
                                                    --------------------     Paid-in     Retained       Treasury
                                                    Shares      Amount       Capital     Earnings       Stock          Total
                                                    --------  ----------    ---------   -----------     ---------    ----------
Balance at January 1, 1998 ...................        8,273     $      8     $ 21,802     $ 10,483      $   (498)     $ 31,795
   Proceeds from exercise of stock options ...           29         --            166         --            --             166
   Acquisition of treasury stock .............         --           --           --           --            (353)         (353)
   Issuance of common stock for acquired
     business ................................          68          --          1,000         --            --           1,000

   Issuance of warrant for acquired business .         --           --            775         --            --             775
   Net earnings ..............................         --           --           --          7,113          --           7,113
                                                   --------     --------     --------     --------      --------      --------
Balance at December 31, 1998 .................        8,370            8       23,743       17,596          (851)       40,496
   Proceeds from exercise of stock options ...           22         --            127         --            --             127
   Acquisition of treasury stock .............         --           --           --           --          (5,435)       (5,435)
   Net earnings ..............................         --           --           --             59          --              59
                                                   --------     --------     --------     --------      --------      --------
Balance at December 31, 1999 .................        8,392            8       23,870       17,655        (6,286)       35,247
   Proceeds from exercise of stock options ...           52         --            273         --            --             273
   Net earnings ..............................         --           --           --          3,576          --           3,576
                                                   --------     --------     --------     --------      --------      --------
Balance at December 31, 2000 .................        8,444     $      8     $ 24,143     $ 21,231      $ (6,286)     $ 39,096
                                                   ========     ========     ========     ========      ========      ========

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Year Ended December 31,
                                                                             --------------------------------------
                                                                                2000          1999          1998
                                                                             -----------   -----------   ----------
Cash Flows From Operating Activities:
     Net earnings .......................................................     $  3,576      $     59      $  7,113
     Adjustments to reconcile net earnings to cash provided by operating activities:
         Depreciation and amortization ..................................        3,001         2,994         2,365
         Provision for doubtful accounts ................................          741         1,043           598
         Deferred income taxes ..........................................         (570)           67          (576)
         Changes in operating assets and liabilities, net of acquisition:
           Accounts receivable ..........................................        2,103         4,976        (3,456)
           Inventories ..................................................          460        (2,576)       (4,147)
           Other current assets .........................................       (1,257)       (1,410)         (279)
           Other assets .................................................         --             (47)         (428)
           Income taxes .................................................          154            44           217
           Accounts payable and accrued expenses ........................       (1,952)        2,233          (486)
                                                                              --------      --------      --------
              Net cash provided by operating activities .................        6,256         7,383           921
                                                                              --------      --------      --------
Cash Flows From Investing Activities:
     Capital expenditures ...............................................         (368)       (1,197)         (879)
     Acquisition of licenses ............................................         (501)         --            --
     Acquisition of business ............................................         --            --         (19,000)
                                                                              --------      --------      --------
     Net cash used in investing activities ..............................         (869)       (1,197)      (19,879)
                                                                              --------      --------      --------
Cash Flows From Financing Activities:
     Net borrowings (repayments) under revolving line of credit .........         (922)        1,345         1,827
     Proceeds from long-term debt .......................................         --            --          19,199
     Repayments of long-term debt .......................................       (4,423)       (2,717)       (1,894)
     Proceeds from exercise of stock options ............................          273           127           166
     Acquisition of treasury stock ......................................         --          (5,435)         (353)
                                                                              --------      --------      --------
              Net cash (used in) provided by financing activities .......       (5,072)       (6,680)       18,945
                                                                              --------      --------      --------
Net increase (decrease) in cash .........................................          315          (494)          (13)
Cash, beginning of year .................................................           48           542           555
                                                                              --------      --------      --------
Cash, end of year .......................................................     $    363      $     48      $    542
                                                                              ========      ========      ========
Supplemental Cash Flow Information:
     Cash paid for interest .............................................     $  1,955      $  2,025      $  1,261
     Cash paid for income taxes .........................................        2,070           660         4,276
                                                                              ========      ========      ========
Non-cash investing and financing activities:
     Common stock issued for acquired business ..........................     $   --        $   --        $  1,000

     Warrant issued for acquired business ...............................         --            --             775
     Capital lease obligations ..........................................         --             965          --

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies

(a)      Company and Basis of Presentation

         Blonder Tongue Laboratories, Inc. (the "Company") is a designer, manufacturer and supplier of electronics and systems equipment for the cable television industry, primarily throughout the United States. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and subsidiaries as discussed below. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

(e)      Intangible Assets

         Intangible assets, net totaling $16,301 and $17,337 as of December 31, 2000 and 1999, respectively, consist of goodwill, prepaid licensing fees, and acquired patent rights, and are carried at cost less accumulated amortization. Amortization is computed utilizing the straight-line method over the estimated useful life of the respective asset, 3 to 15 years. Accumulated amortization was $5,126 and $3,589 for 2000 and 1999, respectively.

(f)      Long-Lived Assets

         The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets based on non-discounted cash flows. No impairment losses have been recorded through December 31, 2000.

(g)      Statements of Cash Flows

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2000, 1999 and 1998.

(h)      Research and Development

         Research and development expenditures for the Company's projects are expensed as incurred.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

(i)      Revenue Recognition

         The Company records revenues when products are shipped. Customers do not have a right to return products shipped. The Company provides an allowance for doubtful accounts on an estimated basis.

(j)      Earnings Per Share

         Earnings per share are calculated in accordance with the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

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

         Approximately 57% of the Company's employees are covered by a three year collective bargaining agreement, which expires in February 2002.

         The Company estimates that headend products accounted for approximately 40% of the Company's revenues in 2000, 60% in 1999 and 70% in 1998. Any substantial decrease in sales of headend products could have a material adverse effect on the Company's results of operations, financial condition, and cash flows.

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

(n)      Shipping and Handling Costs

         Shipping and handling costs are recorded as a component of selling expenses. Revenues from shipping and handling are not significant.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

(o)      New Accounting Pronouncements

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"). "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is required to be adopted by the Company after December 31, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. Since the Company's interest rate swap is considered an effective hedge under FAS 133, the effect of implementing FAS 133 in the quarter ending March 31, 2001 is not considered material.

Note 2 - Inventories

Inventories are summarized as follows:
                                                       December 31,
                                                 ----------------------------
                                                 2000                 1999
                                                 ----                 ----

Raw materials...........................        $11,346              $11,484
Work in process.........................          3,261                5,058
Finished goods..........................         11,726               10,251
                                                -------              -------
                                                $26,333              $26,793
                                                =======              =======

Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                                             December 31,
                                                        ----------------------
                                                         2000            1999
                                                         ----            ----
Land................................................    $ 1,000        $ 1,000
Building............................................      3,361          3,361
Machinery and equipment.............................      6,817          6,534
Furniture and fixtures..............................        398            398
Office equipment....................................      1,482          1,412
Building improvements...............................        616            601
                                                        -------        -------
                                                         13,674         13,306
Less:  Accumulated depreciation and amortization....     (6,030)        (4,566)
                                                        -------        -------
                                                        $ 7,644        $ 8,740
                                                        =======        =======

Note 4 - Debt

                  The Company has a $5,500 revolving line of credit with its bank ($7,500 prior to August 1, 2000) on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (8.9375% at December 31, 2000). At December 31, 2000, the Company had $2,250 outstanding under the line of credit. Borrowings under the line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends.

                  In March, 2001, the Company's credit agreement with its bank was amended to retroactively modify certain financial covenants effective as of December 31, 2000 and thereafter, as well as to extend the maturity date of the

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

line of credit until November 30, 2001. The Company is in compliance with all of such financial covenants, as amended. The Company anticipates that it will either conclude negotiations with its bank and obtain a further renewal of its current credit facilities, or enter into new credit facilities with another bank, prior to November 30, 2001. The average amount outstanding on the line of credit during 2000 was $3,469 at a weighted average interest rate of 8.7813%. The maximum amount outstanding on the line of credit during 2000 was $6,403.

                  As of November 12, 1999, the Company's acquisition loan commitment under its Former Credit Line was converted to a term loan with its bank (the "S-A Term Loan"). The S-A Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (9.2375 at December 31, 2000). At December 31, 2000, there was $12,983 outstanding under the S-A Term Loan. The principal balance of the S-A Term Loan is being amortized in monthly installments of $317 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

                  On May 24, 1996, the Company borrowed $2,800 for a ten year term secured by a mortgage against the Company's Old Bridge Facility. The loan accrued interest at a fixed rate of 7.25% through May 1999. Effective June 1, 1999, the loan was converted to a variable interest rate based upon the bank's base rate (9.5% at December 31, 2000).

Long-term debt consists of the following:

                                                                           December 31,
                                                                 ------------------------------
                                                                    2000                 1999
                                                                 ----------           ---------
Term loan with a bank bearing interest at 7.25% until
May 30, 1999, converted on June 1, 1999 to a variable
interest rate based on the bank's base rate, payable
in monthly installments.......................................     $ 1,944             $ 2,131

Loan with a bank bearing interest at LIBOR plus 2.875%........      12,983              16,783

Capital leases (Note 5).......................................       1,257               1,693
                                                                   -------             -------
                                                                    16,184              20,607
Less: Current portion.........................................      (4,382)             (4,470)
                                                                   -------             -------
                                                                   $11,802             $16,137
                                                                   =======             =======

         Annual maturities of long-term debt at December 31, 2000 are:

                             2001.......................        $4,382
                             2002.......................         9,627
                             2003.......................           327
                             2004.......................           336
                             2005.......................           349
                             Thereafter.................         1,163
                                                               -------
                                                               $16,184
                                                               =======

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 5 - Commitments and Contingencies

Leases

                  The Company leases certain factory and automotive equipment under noncancellable operating leases expiring at various dates through December, 2006.

                  Future minimum rental payments, required for all noncancellable leases are as follows:

                                                   Capital         Operating
                                                  ----------     -------------
2001 .........................................     $   484          $   115
2002 .........................................         318               36
2003 .........................................         186               17
2004 .........................................         184                7
2005 .........................................         183                3
Thereafter ...................................         157             --
                                                   -------          -------
Total future minimum lease payments ..........       1,512          $   178
                                                                    =======
Less:  amounts representing interest .........        (255)
                                                   -------
Present value of minimum lease payments ......     $ 1,257
                                                   =======

                  Property, plant and equipment included capitalized leases of $2,514, less accumulated amortization of $1,149, at December 31, 2000, and capitalized leases of $2,514, less accumulated amortization of $758, at December 31, 1999.

                  Rent expense was $160, $217, and $295 for the years ended December 31, 2000, 1999 and 1998, respectively.

Litigation

                  The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Note 6 - Benefit Plans

Defined Contribution Plan

                  The Company has a defined contribution plan covering all full time non-union employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee's salary deferral. The Company's contributions to this plan were $185, $254 and $122 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                                                                     December 31,
                                                         --------------------------------------
         Components of net periodic pension cost:         2000          1999              1998
                                                         -----          -----            ------
         Service cost..............................      $ 121          $ 121            $  118
         Interest cost.............................         80             76                64
         Actual return on plan assets..............       (148)           (29)              (57)
         Recognized net actuarial (gain) loss......         63            (33)                6
                                                         -----          -----            ------
         Net periodic pension cost.................      $ 116          $ 135            $  131
                                                         =====          =====            ======

                  The funded status of the plan and the amounts recorded in the Company's consolidated balance sheets are as follows:

                                                                   December 31,
                                                             ------------------------
                                                                2000           1999
                                                             ---------      ---------
         Change in benefit obligation:
         Benefit obligation at beginning of year ........      $ 1,248       $ 1,106
         Service cost ...................................          121           121
         Interest cost ..................................           80            76
         Actuarial (gain) loss ..........................          (87)          (15)
         Benefits paid ..................................          (63)          (40)
                                                               -------       -------
         Benefit obligation at end of year ..............        1,299         1,248
                                                               -------       -------

         Change in plan assets:
         Fair value of plan assets at beginning of year .        1,158           915
         Actual return on plan assets ...................          148            29
         Employer contribution ..........................          184           254
         Benefits paid ..................................          (63)          (40)
                                                               -------       -------
         Fair value of plan assets at end of year .......        1,427         1,158
                                                               -------       -------
         Funded status ..................................          129           (90)
         Unrecognized net actuarial loss ................          209           369
         Unrecognized net transition liability ..........          (60)          (69)
                                                               -------       -------
         Prepaid benefit cost ...........................      $   278       $   210
                                                               =======       =======

Key economic assumptions used in these determinations were:

                                                                   December 31,
                                                              ----------------------
                                                                2000          1999
                                                              ---------      -------
         Discount rate...................................       7.0%          7.0%
         Expected long-term rate of return...............       7.0%          7.0%

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 7 - Related Party Transactions

                  On January 1, 1995, the Company entered into a consulting and non-competition agreement with a director, who is also the second largest stockholder. Under the agreement, the director provides consulting services on various operational and financial issues and is currently paid at an annual rate of $158 but in no event is such annual rate permitted to exceed $200. The director also agreed to keep all Company information confidential and will not compete directly or indirectly with the Company for the term of the agreement and for a period of two years thereafter. The initial term of this Agreement expires on December 31, 2004 and automatically renews thereafter for successive one-year terms (subject to termination at the end of the initial term or any renewal term on at least 90 days' notice).

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

                  Credit risk with respect to trade accounts receivable is concentrated with ten of the Company's customers. These customers accounted for approximately 63% and 55% of the Company's outstanding trade accounts receivable at December 31, 2000 and 1999, respectively. These customers are distributors of telecommunications and private cable television components, and providers of franchise and private cable television service. The Company performs ongoing credit evaluations of its customers' financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company's operations.

                  For the year ended December 31, 2000, the Company's largest customer accounted for approximately 29% of the Company's sales. At December 31, 2000, this customer accounted for approximately 12% of the Company's outstanding trade accounts receivable. Management believes these amounts to be collectible. Another customer accounted for approximately 11% of the Company's sales for the year ended December 31, 2000. This customer also accounted for approximately 14% of the Company's sales in 1999 and for approximately 10% of the Company's sales in 1998.

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

Stock Repurchase Program

                  On April 1, 1997, the Company announced that its Board of Directors authorized management to purchase up to 100 shares of its common stock. Purchases were made from time to time in the open market, funded from operating cash flow and then-existing bank facilities. As of December 31, 2000, the Company had repurchased 81 shares under this program.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 10 - Earnings Per Share

                  Basic and diluted earnings per share for each of the three years ended December 31, 2000, 1999 and 1998 are calculated as follows:

                                                Net Income    Shares     Per Share
                                               (Numerator) (Denominator)  Amount
                                              -------------------------------------
For the year ended December 31, 2000:

   Basic earnings per share                      $3,576       7,620      $   0.47

   Effect of assumed conversion of employee
   stock options                                   --            12
                                              -------------------------------------

   Diluted earnings per share                    $3,576       7,632      $   0.47
                                              =====================================

For the year ended December 31, 1999:

   Basic earnings per share                      $   59       7,916      $   0.01

   Effect of assumed conversion of employee
   stock options                                   --            42
                                              -------------------------------------

   Diluted earnings per share                    $   59       7,958      $   0.01
                                              =====================================

For the year ended December 31, 1998:

   Basic earnings per share                      $7,113       8,292      $   0.86

   Effect of assumed conversion of employee
   stock options                                   --           179
                                              -------------------------------------
                                                 $7,113       8,471      $   0.84
   Diluted earnings per share
                                              =====================================

                  The diluted share base excludes incremental shares of 850, 837 and 199 related to stock options and a warrant for December 31, 2000, 1999 and 1998, respectively. These shares were excluded due to their antidilutive effect.

Note 11 - Acquisition

                  On March 26, 1998, the Company acquired all of the assets and technology rights of the interdiction business (the "Interdiction Business") of Scientific-Atlanta, Inc. ("Scientific") for a purchase price consisting of (i) $19,000 in cash, (ii) 68 shares of the Company's common stock, (iii) a warrant to purchase 150 additional shares of the Company's common stock at an exercise price of $14.25 per share and (iv) assumption by the Company of certain obligations under executory contracts with vendors and customers and certain warranty obligations and current liabilities of the Interdiction Business. The Company believes that Scientific's interdiction products, which have been engineered primarily to serve the franchise cable market, supplement the Company's VideoMask(TM) products, which are primarily focused on the private

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

cable market. In addition, the Company expects that the technology acquired as part of the Interdiction Business will enhance its ability to design products that meet the specific needs of all cable providers, while improving its position in the franchise cable market.

                  The acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 with the net assets recorded at fair market value and operations included in the financial statements from the date of acquisition. The allocation of the purchase price was recorded to inventory $2,518, property, plant and equipment $472, patents $4,200 and goodwill $13,585. In 1999, as a result of adjustments to inventory, goodwill was increased by $323.

                  The following table presents the unaudited pro forma results of operations as though the acquisition of Scientific-Atlanta, Inc.'s Interdiction Business occurred on January 1, 1998:

               Net sales                                  $76,782
               Earnings from operations                    13,682
               Net income                                   8,251
               Basic earnings per share                      1.00
               Diluted earnings per share                    0.97

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

                  Stockholders have previously approved a total of 900 shares of common stock for issuance under the 1995 Plan, as amended to date.

                  In May, 1998, the stockholders of the Company approved the Amended and Restated 1996 Director Option Plan (the "Amended 1996 Plan"). Under the plan, Directors who are not currently employed by the Company or any subsidiary of the Company and have not been so employed within the preceding six months are eligible to receive options from time to time to purchase the number of shares of Common Stock determined by the Board in its discretion; provided, however, that no Director is permitted to receive options to purchase more than 5 shares of Common Stock in any one calendar year. The exercise price for such shares is the fair market value thereof on the date of grant, and the options vest as determined in each case by the Board of Directors. Options granted under the Amended 1996 Plan must be exercised within 10 years from the date of grant. A maximum of 100 shares of Common Stock are subject to issuance under the Amended 1996 Plan. The plan is administered by the Board of Directors.

                  In 1996, the Board of Directors granted a non-plan, non-qualified option for 10 shares to an individual, who was not an employee or director of the Company at the time of the grant. The option was originally exercisable at $10.25 per share and expires in 2006. This option was repriced to $6.88 per share on September 17, 1998.

Stock Option Repricing

                  During the third quarter of 1998, the Compensation Committee of the Board of Directors observed that, despite the strong financial performance of the Company over the past several months attributable to the contributions of the Company's employees, officers and Directors, the market price of the Company's Common Stock had recently declined significantly due to market forces and other outside factors. The decline in the Company's stock price caused many of its outstanding stock options granted to employees, officers and Directors to have exercise prices above (in many cases significantly above) the current market price for the Common Stock. The Compensation Committee was of the view that stock options with exercise prices well above the market value of the Company's Common Stock do not serve any incentive function and do not serve to retain employees of the Company. Accordingly, in an effort to ensure that the Company continues to provide meaningful, long-term incentive compensation to and retains its employees, officers and Directors through stock option grants, on September 4, 1998, the Compensation Committee recommended and the Board approved a repricing (the "Repricing") of all outstanding, unexercised stock options held by the Company's employees, officers and Directors having exercise prices exceeding the fair market value of the Common Stock as of September 17, 1998 (the "Affected Options"), provided, that no options would be repriced if the fair market value for the Common Stock exceeded $7.50 per share on September 17, 1998 (the "Effective Date"). The fair market value for the Common Stock as of the Effective Date was determined by the Board to be $6.88 per share (the "New Exercise Price"), which was the average of the high and low sales prices for the Common Stock on the American Stock Exchange on the Effective Date.

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

                  The following tables summarize information about stock options outstanding for each of the years ended December 31, 1998, 1999 and 2000.

                                          Weighted-
                                           Average                  Weighted-Average
                               1994       Exercise         1995        Exercise           1996        Weighted-Average
                             Plan (#)     Price ($)      Plan (#)      Price ($)        Plan (#)     Exercise Price ($)
                           ---------------------------------------------------------------------------------------------
Shares under option:
  Outstanding at
      January 1, 1998           141          5.13           434             9.49              2              8.50
      Granted                     6          6.88           903             7.86             49              9.41
      Exercised                 (19)         3.23           (11)            9.63             --                --
      Canceled                   (6)         9.38          (665)            9.74            (25)            11.90
  Outstanding at
      December 31, 1998         122          5.30           661             7.00             26              6.91
      Granted                    --            --            51             6.54              8              6.53
      Exercised                  (8)         3.97           (14)            6.88             --                --
      Canceled                   (3)         4.33           (42)            6.88             --                --
  Outstanding at
      December 31, 1999         111          5.42           656             6.97             34              6.82
      Granted                    --            --           156             6.78             20              7.03
      Exercised                 (23)         3.44           (28)            6.88             --                --
      Canceled                   --            --           (55)            6.82             --                --
  Outstanding at
      December 31, 2000          88          5.93           729             6.94             54              6.90
  Options exercisable
  at December 31, 2000           88          5.93           438             7.04             34              6.82
  Weighted-average fair
  value of options granted
  during:  1998               $4.67                       $5.42                           $4.88
           1999                  --                       $4.93                           $4.97
           2000                  --                       $4.49                           $4.51

                  Total options available for grant were 106 at December 31, 2000.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


                            Options Outstanding                                  Options Exercisable
-------------------------------------------------------------------------------------------------------------

                        Number of
                         Options      Weighted-Average  Weighted-Average      Number          Weighted-
 Range of Exercise    Outstanding at      Remaining      Exercise Price   Exercisable at       Average
     Prices ($)          12/31/00     Contractual Life         ($)           12/31/00     Exercise Price ($)
-------------------------------------------------------------------------------------------------------------
1994 Plan:
                2.57         24               3.6              2.57               24             2.57
                4.33         33               4.4              4.33               33             4.33
                6.88          3               5.9              6.88                3             6.88
               10.59         28                .6             10.59               28            10.59
                             --                                                   --
       2.57 to 10.59         88               3.0              5.93               88             5.93
                             ==                                                   ==

1995 Plan:
        5.88 to 7.38        703               7.7              6.82              415             6.87
       8.63 to 10.59         26               3.0             10.20               23            10.23
                             --                                                   --
       5.88 to 10.59        729               7.5              6.94              438             7.04
                            ===                                                  ===

1996 Plan:
        6.83 to 8.50         54               7.8              6.90               34             6.82
                             ==                                                   ==

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                  The Corporation has adopted the disclosures only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been recognized for the stock option plans based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Corporation's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                Year Ended December 31,
                                                      --------------------------------------
                                                       2000              1999          1998
                                                       ----              ----          ----
Net earnings - as reported                            $3,576             $ 59         $7,113
Net (loss) earnings - pro forma                        3,103             (625)         6,851
Basic earnings per share - as reported                  0.47             0.01           0.86
Basic (loss) earnings per share - pro forma             0.41            (0.08)          0.83
Diluted earnings per share - as reported                0.47             0.01           0.84
Diluted (loss) earnings per share - pro forma           0.41            (0.08)          0.81

                  The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:


                                    Year Ended December 31,
                                 ------------------------------
                                  2000        1999        1998
                                 ------      ------      ------

Expected volatility                68%         63%         61%
Risk-free interest rate           6.2%        5.7%        5.6%
Expected lives                      6          10           8
Dividend yield                    none        none        none

Note 13 - Income Taxes

                  The following summarizes the provision for income taxes:

                                           Year Ended December 31,
                                    --------------------------------------
                                       2000         1999         1998
                                    -----------  -----------  ------------
Current:
   Federal........................    $ 2,438    $       59     $ 3,844
   State and local................        143            10         600
                                    -----------  -----------  ------------
                                        2,581            69       4,444
Deferred:
   Federal........................       (554)          (58)       (495)
   State and local................        (16)           (9)        (81)
                                    -----------  -----------  ------------
                                         (570)          (67)       (576)
                                    -----------  -----------  ------------
Provision for income taxes........    $ 2,011    $        2     $ 3,868
                                    ===========  ===========  ============

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                  The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                                                                        Year Ended December 31,
                                                                            ---------------------------------------------
                                                                                2000             1999            1998
                                                                            ------------     ------------    ------------
Provision for Federal income taxes at the statutory rate...............        $1,900              $21          $3,734
State and local income taxes, net of Federal benefit...................            75                6             549
Adjustment of prior year's accruals....................................            --              (25)           (415)
Other, net.............................................................            36               --              --
                                                                               ------              ---          ------
Provision for income taxes.............................................        $2,011              $ 2          $3,868
                                                                               ======              ===          ======


                  Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        December 31,
                                                -----------------------------
                                                   2000              1999
                                                -----------       -----------
Deferred tax assets:
   Allowance for doubtful accounts                $  513            $  252
   Inventory                                         633               686
   Accrued vacation                                  240               265
   Other                                             522               145
                                                  ------             -----
     Total deferred tax assets                     1,908             1,348
                                                  ------            ------
Deferred tax liabilities:
   Depreciation                                     (305)             (315)
                                                  ------            ------
     Total deferred tax liabilities                 (305)             (315)
                                                  ------            ------
                                                  $1,603            $1,033
                                                  ======            ======

Note 14 - Export Sales

                  The Company exports its products to countries in North and South America, Europe, and Asia. The Company's export sales were approximately 2% in 2000, 2% in 1999 and 2% in 1998. The Company's export sales were concentrated to customers in North and South America for all periods presented.

Note 15 - Quarterly Financial Information - Unaudited

                                               2000 Quarters                           1999 Quarters
                                               -------------                        ------------------
                                    First    Second    Third     Fourth      First     Second    Third    Fourth
                                  ---------------------------------------------------------------------------------
Net sales                            $21,180  $18,062   $18,937  $12,017      $13,756   $14,656  $17,307  $11,086
Gross profit                           6,990    7,028     5,651    3,553        4,766     4,766    5,620    2,579
Net earnings (loss)                    1,581    1,752       828     (585)         443       333      691   (1,408)
Basic earnings (loss) per share          .21      .23       .11     (.08)         .05       .04      .09     (.19)
Diluted earnings (loss) per share        .21      .23       .11     (.08)         .05       .04      .09     (.19)

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 16 - Financial Instruments

                  On February 3, 1999, the Company entered into an interest rate swap agreement with a notional amount of $10,000. The swap agreement has a maturity date of June 3, 2002 and requires the Company to make fixed rate interest payments on the notional amount of 8.01% per annum in exchange for floating rate payments equal to LIBOR plus 2.55%. The Company is exposed to credit risk in the unlikely event of the nonperformance by the counterparties. Interest to be paid or received is accrued over the life of the agreement at the net effective interest rate for the swap and corresponding debt instrument. At December 31, 2000, the notional amount was $6,833 and $70 was included in interest expense related to the swap agreement.

                  The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

               Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:



The audits referred to in our report dated March 14, 2001 relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP
Woodbridge, New Jersey


March 14, 2001

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
           SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              for the years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

               Column A                      Column B                Column C            Column D         Column E
               --------                      --------                --------            --------         --------
                                                                    Additions

                                             Balance at       Charged        Charged
       Allowance for Doubtful                Beginning          to           to Other   Deductions        Balance at
               Accounts                      of Period        Expenses       Accounts   Write-Offs      End of Period
               --------                      ---------        --------       --------   ----------      -------------
Year ended December 31, 2000:                 $  683             $741           --            --             $1,424
Year ended December 31, 1999:                 $1,201           $1,043           --       ($1,561)            $  683
Year ended December 31, 1998:                 $  607             $598           --           ($4)            $1,201

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BLONDER TONGUE LABORATORIES, INC.


Date:  March 29, 2001        By: /S/ JAMES A. LUKSCH
                                ---------------------------------------
                                 James A. Luksch
                                 President and Chief Executive Officer



                             By: /S/ ERIC SKOLNIK
                                ---------------------------------------
                                 Eric Skolnik, Interim Chief Financial Officer

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

Name                                                       Title                            Date
----                                                       -----                            ----
 /S/ JAMES A. LUKSCH                            Director, President and Chief           March 29, 2001
------------------------------------            Executive Officer (Principal
James A. Luksch                                 Executive Officer)



 /S/ ERIC SKOLNIK                               Interim Chief Financial Officer         March 29, 2001
------------------------------------            (Principal Financial Officer and
Eric Skolnik                                    Principal Accounting Officer)



 /S/ ROBERT J. PALLE, JR.                       Director, Executive Vice                March 29, 2001
------------------------------------            President, Chief Operating
Robert J. Palle, Jr.                            Officer, Secretary and Treasurer



 /S/ JOHN E. DWIGHT                             Director                                March 29, 2001
------------------------------------
John E. Dwight


 /S/ JAMES H. WILLIAMS                          Director                                March 29, 2001
------------------------------------
James H. Williams


 /S/ JAMES F. WILLIAMS                          Director                                March 29, 2001
------------------------------------
James F. Williams

 /S/ ROBERT B. MAYER                            Director                                March 29, 2001
------------------------------------
Robert B. Mayer


 /S/ GARY P. SCHARMETT                          Director                                March 29, 2001
------------------------------------
Gary P. Scharmett


 /S/ ROBERT E. HEATON                           Director                                March 29, 2001
------------------------------------
Robert E.  Heaton