Form 10-Q
period 2001-03-31
BLONDER TONGUE LABORATORIES INC
filed 2001-05-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ____________________________

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________



COMMISSION FILE NUMBER 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                          52-1611421
-------------------------------                     ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


ONE JAKE BROWN ROAD, OLD BRIDGE, NEW JERSEY                           08857
-----------------------------------------------------             --------------
(Address of principal executive offices)                            (Zip Code)



Registrant's telephone number, including area code:  (732) 679-4000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----


Number of shares of common stock, par value $.001, outstanding as of May 11, 2001: 7,612,664

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          March 31,      December 31,
                                                                                             2001            2000
                                                                                         -----------    --------------
                                                                                         (unaudited)
              ASSETS (Note 4)
Current assets:
     Cash.......................................................................             $   157           $   363
     Accounts receivable, net of allowance for doubtful
     accounts of $1,514 and $1,424, respectively................................               6,101             7,125
     Inventories (Note 3).......................................................              27,319            26,333
     Other current assets ......................................................               1,417             3,264
     Prepaid income taxes.......................................................                 362                 -
     Deferred income taxes......................................................               1,660             1,804
                                                                                         -----------     -------------
         Total current assets...................................................              37,016            38,889
                                                                                         -----------     -------------
Property, plant and equipment, net of accumulated
    depreciation and amortization...............................................               7,367             7,644
Patents, net....................................................................               3,822             3,943
Goodwill, net...................................................................              11,488            11,730
Other assets....................................................................                 580               628
                                                                                         -----------     -------------
                                                                                             $60,273           $62,834
                                                                                         ===========     =============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit (Note 4)..........................................             $ 3,550           $ 2,250
     Current portion of long-term debt (Note 4).................................               4,368             4,382
     Accounts payable...........................................................                 818             2,833
     Accrued compensation.......................................................               1,103             1,143
     Other accrued expenses.....................................................                 645               659
     Income taxes...............................................................                   -               468
                                                                                         -----------     -------------
         Total current liabilities..............................................              10,484            11,735
                                                                                         -----------     -------------
Deferred income taxes...........................................................                 165               201
Long-term debt (Note 4).........................................................              10,735            11,802
Commitments and contingencies...................................................                   -                 -
Stockholders' equity:
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding......................................................                   -                 -
     Common stock, $.001 par value; authorized 25,000 shares, 8,444 shares
     issued ....................................................................                   8                 8
     Paid-in capital............................................................              24,143            24,143
     Retained earnings..........................................................              21,024            21,231
     Treasury stock at cost, 831 shares.........................................              (6,286)           (6,286)
                                                                                         -----------     -------------
         Total stockholders' equity.............................................              38,889            39,096
                                                                                         -----------     -------------
                                                                                             $60,273           $62,834
                                                                                         ===========     =============

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   Three Months Ended March 31,
                                                                               -----------------------------------
                                                                                    2001                  2000
                                                                               --------------        -------------
Net sales.......................................................                      $10,745              $21,180
Cost of goods sold..............................................                        7,099               14,190
                                                                               --------------        -------------
    Gross profit................................................                        3,646                6,990
                                                                               --------------        -------------
Operating expenses:
    Selling expenses............................................                        1,461                1,582
    General and administrative..................................                        1,563                1,858
    Research and development....................................                          529                  541
                                                                               --------------        -------------
                                                                                        3,553                3,981
                                                                               --------------        -------------
Earnings from operations........................................                           93                3,009
                                                                               --------------        -------------

Other expense:
    Interest expense............................................                         (404)                (583)
                                                                               --------------        -------------
                                                                                         (404)                (583)
                                                                               --------------        -------------
Earnings (loss) before income taxes.............................                         (311)               2,426
Provision (benefit) for income taxes............................                         (104)                 845
                                                                               --------------        -------------
    Net earnings (loss).........................................                      $  (207)             $ 1,581
                                                                               ==============        =============
Basic net earnings (loss) per share.............................                      $  (.03)             $   .21
                                                                               --------------        -------------
Basic weighted average shares outstanding.......................                        7,613                7,562
                                                                               --------------        -------------
Diluted net (loss) earnings per share...........................                      $  (.03)             $   .21
                                                                               --------------        -------------
Diluted weighted average shares outstanding.....................                        7,625                7,653
                                                                               ==============        =============

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                 ------------------------
                                                                                                   2001          2000
                                                                                                 --------       --------
Cash Flows From Operating Activities:
     Net earnings (loss)..................................................................        $  (207)      $  1,581
     Adjustments to reconcile net earnings to cash
     provided by (used in) operating activities:
       Depreciation and amortization......................................................            768            758
       Provision for doubtful accounts....................................................             90             79
       Deferred income taxes..............................................................            108           (299)
       Changes in operating assets and liabilities:
         Accounts receivable..............................................................            934         (1,644)
         Inventories......................................................................           (986)         1,395
         Other current assets.............................................................          1,847            407
         Other assets.....................................................................              -              -
         Income taxes.....................................................................           (830)         1,180
         Accounts payable and accrued expenses............................................         (2,069)          (799)
                                                                                                 --------     ----------
           Net cash provided by (used in) operating activities............................           (345)         2,658
                                                                                                 --------     ----------
Cash Flows From Investing Activities:
     Capital expenditures.................................................................            (80)            (8)
                                                                                                 --------     ----------
           Net cash used in investing activities..........................................            (80)            (8)
Cash Flows From Financing Activities:
     Net borrowings under revolving line of credit........................................          1,300          1,031
     Repayments of long-term debt.........................................................         (1,081)        (1,096)
     Proceeds from exercise of stock options..............................................              -            172
                                                                                                 --------     ----------
           Net cash provided by financing activities......................................            219            107
                                                                                                 --------     ----------
Net increase (decrease) in cash...........................................................           (206)         2,757
Cash, beginning of period.................................................................            363             48
                                                                                                 --------     ----------
Cash, end of period.......................................................................        $   157       $  2,805
                                                                                                 ========     ==========
Supplemental Cash Flow Information:
     Cash paid for interest...............................................................        $   408       $    481
     Cash paid for income taxes...........................................................            618             -
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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - COMPANY AND BASIS OF PRESENTATION

          Blonder Tongue Laboratories, Inc. (the "Company") is a designer, manufacturer and supplier of electronics and systems equipment for the cable television industry, primarily throughout the Unites States. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

          The results for the first quarter of 2001 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at March 31, 2001. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K.

NOTE 2 - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was adopted by the Company on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. Since the Company's interest rate swap is considered an effective hedge under FAS 133, the effect of implementing FAS 133 in the quarter ending March 31, 2001 is not considered material.

NOTE 3 - INVENTORIES

               Inventories are summarized as follows:

                                                                                 March 31,       Dec. 31,
                                                                                    2001           2000
                                                                                -------------  -------------
Raw Materials.................................................................      $ 10,512       $ 11,346
Work in process...............................................................         4,604          3,261
Finished Goods................................................................        12,203         11,726
                                                                                ------------   ------------
                                                                                    $ 27,319       $ 26,333
                                                                                ============   ============

NOTE 4 - DEBT

          The Company has a $5,500 revolving line of credit with its bank ($7,500 prior to August 1, 2000) on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (7.6875% at March 31, 2001). At March 31, 2001, the Company had $3,550 outstanding under the line of credit. Borrowings under the line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends.

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

          As of November 12, 1999, the Company's acquisition loan commitment under its former credit line was converted to a term loan with its bank (the "S-A TERM LOAN"). The S-A Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (7.9875% at March 31, 2001). At March 31, 2001, there was $12,033 outstanding under the S-A Term Loan. The principal balance of the S-A Term Loan is being amortized in monthly installments of $317 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

          On May 24, 1996, the Company borrowed $2,800 for a ten year term secured by a mortgage against the Company's Old Bridge Facility. The loan accrued interest at a fixed rate of 7.25% through May 1999. Effective June 1, 1999, the loan was converted to a variable interest rate based upon the bank's base rate (8.0% at March 31, 2001).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

          In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Blonder Tongue undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (See Item 1:
Business and Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations).

First three months of 2001 Compared with first three months of 2000

          Net Sales. Net sales decreased $10,435,000, or 49%, to $10,745,000 in the first three months of 2001 from $21,180,000 in the first three months of 2000. The decrease in sales is primarily attributed to a decrease in sales of interdiction products. Net sales included approximately $2,879,000 of interdiction equipment for the first three months of 2001 compared to approximately $11,170,000 for the first three months of 2000. The substantially higher interdiction sales recorded in the first quarter of 2000 were primarily attributable to a large interdiction order booked in late 1999.

          Cost of Goods Sold. Cost of goods sold decreased to $7,099,000 for the first three months of 2001 from $14,190,000 for the first three months of 2000 and also decreased as a percentage of sales to 66.1% from 67.0%. The decrease as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of higher margin products.

          Selling Expenses. Selling expenses decreased to $1,461,000 for the first three months of 2001 from $1,582,000 in the first three months of 2000, primarily due to a decrease in wages related to a reduction in headcount along with a decrease in costs incurred for advertising and marketing materials.

          General and Administrative Expenses. General and administrative expenses decreased to $1,563,000 for the first three months of 2001 from $1,858,000 for the first three months of 2000 but increased as a percentage of sales to 14.5% for the first three months of 2001 from 8.8% for the first three months of 2000. The $295,000 decrease can be primarily attributed to a decrease in the accrual for executive bonuses.

          Research and Development Expenses. Research and development expenses decreased to $529,000 in the first three months of 2001 from $541,000 in the first three months of 2000, primarily due to a decrease in purchased materials for research and development. Research and development expenses, as a percentage of sales, increased to 4.9% in the first three months of 2001 from 2.6% in the first three months of 2000.

          Operating Income. Operating income decreased 97% to $93,000 for the first three months of 2001 from $3,009,000 for the first three months of 2000. Operating income as a percentage of sales decreased to 0.9% in the first three months of 2001 from 14.2% in the first three months of 2000.

          Interest and Other Expenses. Other expense decreased to $404,000 in the first three months of 2001 from $583,000 in the first three months of 2000. These expenses consisted entirely of interest expense. The decrease is the result of lower average borrowing and lower average interest rates.

          Income Taxes. The provision for income taxes for the first three months of 2001 decreased to a benefit of $104,000 from $845,000 in expense for the first three months of 2000 as a result of a decrease in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash used in operating activities for the three-month period ended March 31, 2001 was $345,000, compared to cash provided by operating activities for the three-month period ended March 31, 2000, which was $2,658,000. Cash flows from operating activities have been negative, due primarily to a net loss of $207,000.

          Cash used in investing activities was $80,000, which was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 2001 aggregating approximately $100,000, which will be used for the purchase of automated assembly and test equipment.

          Cash provided by financing activities was $219,000 for the first three months of 2001 primarily comprised of $1,300,000 of borrowings under the revolving line of credit offset by $1,081,000 of repayments of long term debt.

          The Company has a $5,500,000 revolving line of credit with its bank ($7,500,000 prior to August 1, 2000) on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (7.6875% at March 31, 2001). At March 31, 2001, the Company had $3,550,000 outstanding under the line of credit. Borrowings under the line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends.

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

          As of November 12, 1999, the Company's acquisition loan commitment under its former credit line was converted to a term loan with its bank (the "S-A TERM LOAN"). The S-A Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (7.9875% at March 31, 2001). At March 31, 2001, there was $12,033,000 outstanding under the S-A Term Loan. The principal balance of the S-A Term Loan is being amortized in monthly installments of $317,000 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

          On May 24, 1996, the Company borrowed $2,800,000 for a ten year term secured by a mortgage against the Company's Old Bridge Facility. The loan accrued interest at a fixed rate of 7.25% through May 1999. Effective June 1, 1999, the loan was converted to a variable interest rate based upon the bank's base rate (8.0% at March 31, 2001).

          On February 3, 1999, the Company entered into an interest rate swap agreement with a national amount of $10,000,000. The swap agreement has a maturity date of June 3, 2002 and requires the Company to make fixed rate interest payments on the notional amount of 8.01% per annum in exchange for floating rate payments equal to LIBOR plus 2.55%. The Company is exposed to credit risk in the unlikely event of the nonperformance by the counterparties. Interest to be paid or received is accrued over the life of the agreement at the net effective interest rate for the swap and corresponding debt instrument.

          The Company currently anticipates that the cash generated from operations, existing cash balances and amounts available under its existing or a replacement line of credit, will be sufficient to satisfy its foreseeable working capital needs.

NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was adopted by the Company on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. Since the Company's interest rate swap is considered an effective hedge under FAS 133, the effect of implementing FAS 133 in the quarter ending March 31, 2001 is not considered material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At March 31, 2001 and 2000 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $17,481,116 and $22,120,333, respectively. Without giving effect to the swap agreement described below, a hypothetical 1% adverse change in interest rates would have had an annualized unfavorable impact of approximately $13,859 and $19,632, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels. To ameliorate these risks, in February, 1999, the Company entered into an interest rate Swap Agreement with a notional amount of $10,000,000. The specific terms of the Swap Agreement are more fully discussed above in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the first quarter ended March 31, 2001 through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          The exhibits are listed in the Exhibit Index appearing at page 11 herein.

(b)       No reports on Form 8-K were filed in the quarter ended March 31, 2001.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BLONDER TONGUE LABORATORIES, INC.





Date:  May 14, 2001                    By: /s/  James A. Luksch
                                           -------------------------------------
                                           James A. Luksch
                                           President and Chief Executive Officer



                                       By: /s/  Eric Skolnik
                                           -------------------------------------
                                           Eric Skolnik
                                           Vice President - Finance and Chief
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

     10.1      Fourth Amendment to Fifth Amended and Restated           Filed herewith.
               Loan Agreement dated as of March 27, 2001 between
               Blonder Tongue Laboratories, Inc. and First Union
               National Bank
