Form 10-Q
period 2001-06-30
BLONDER TONGUE LABORATORIES INC
filed 2001-08-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________.



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


Number of shares of common stock, par value $.001, outstanding as of August 10, 2001: 7,612,664

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                           June 30,       December 31,
                                                                                             2001             2000
                                                                                         ------------    --------------
                                                                                         (unaudited)
             Assets (Note 4)
Current assets:
     Cash..............................................................                        $  394            $  363
     Accounts receivable, net of allowance for doubtful
        accounts of $1,603 and $1,424, respectively....................                         6,961             7,125
     Inventories (Note 3)..............................................                        26,788            26,333
     Other current assets .............................................                         1,667             3,264
     Deferred income taxes.............................................                         1,704             1,804
                                                                                         ------------    --------------
          Total current assets.........................................                        37,514            38,889
                                                                                         ------------    --------------
Property, plant and equipment, net of accumulated
     depreciation and amortization.....................................                         7,058             7,644
Patents, net...........................................................                         3,702             3,943
Goodwill, net..........................................................                        11,245            11,730
Other assets...........................................................                           624               628
                                                                                         ------------    --------------
                                                                                             $ 60,143          $ 62,834
                                                                                         ============    ==============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit (Note 4).................................                      $  3,513          $  2,250
     Current portion of long-term debt (Note 4)........................                        11,613             4,382
     Accounts payable..................................................                         1,304             2,833
     Accrued compensation..............................................                         1,043             1,143
     Other accrued expenses............................................                           770               659
     Income taxes......................................................                             1               468
                                                                                         ------------    --------------
        Total current liabilities......................................                        18,244            11,735
                                                                                         ------------    --------------
Deferred income taxes..................................................                           117               201
Long-term debt (Note 4)................................................                         2,395            11,802
Commitments and contingencies..........................................                             -                 -
Stockholders' equity:
     Preferred stock, $.001 par value; authorized;
     5,000 shares no shares outstanding................................                             -                 -
     Common stock, $.001 par value; authorized shares
     25,000 shares, 8,444 shares issued................................                             8                 8
     Paid-in capital...................................................                        24,143            24,143
     Retained earnings.................................................                        21,522            21,231
     Treasury stock at cost, 831 shares................................                        (6,286)           (6,286)
                                                                                         ------------    --------------
        Total stockholders' equity.....................................                        39,387            39,096
                                                                                         ------------    --------------
                                                                                             $ 60,143          $ 62,834
                                                                                         ============    ==============

          See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               Three Months Ended June 30,          Six Months Ended June 30,
                                               --------------------------          ---------------------------
                                                 2001              2000              2001             2000
                                               --------          --------          --------          --------
Net sales ..................................   $ 12,752          $ 18,062          $ 23,497          $ 39,242
Cost of goods sold .........................      8,175            11,034            15,274            25,224
                                               --------          --------          --------          --------
  Gross profit .............................      4,577             7,028             8,223            14,018
                                               --------          --------          --------          --------
Operating expenses:
  Selling ..................................      1,213             1,529             2,674             3,111
  General and administrative ...............      1,643             1,720             3,206             3,578
  Research and development .................        603               511             1,132             1,052
                                               --------          --------          --------          --------
                                                  3,459             3,760             7,012             7,741
                                               --------          --------          --------          --------
Earnings from operations ...................      1,118             3,268             1,211             6,277
                                               --------          --------          --------          --------
Other Expense:
  Interest expense .........................       (338)             (523)             (742)           (1,106)
                                               --------          --------          --------          --------

Earnings before income taxes ...............        780             2,745               469             5,171
Provision for income taxes .................        282               993               178             1,838
                                               --------          --------          --------          --------
  Net earnings .............................   $    498          $  1,752          $    291          $  3,333
                                               ========          ========          ========          ========
Basic net earnings per share ...............   $   0.07          $   0.23          $   0.04          $   0.44
                                               ========          ========          ========          ========
Basic weighted average shares outstanding ..      7,613             7,604             7,613             7,627
                                               ========          ========          ========          ========
Diluted net earnings per share .............   $   0.07          $   0.23          $   0.04          $   0.43
                                               ========          ========          ========          ========
Diluted weighted average shares outstanding       7,627             7,704             7,623             7,678
                                               ========          ========          ========          ========


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                Six Months Ended June 30,
                                                         ----------------------------------------
                                                               2001                   2000
                                                         ----------------       ----------------
Cash Flows From Operating Activities:
   Net earnings......................................              $  291               $  3,333
   Adjustments to reconcile net earnings to cash
     provided by operating activities:
     Depreciation and amortization...................               1,444                  1,572
     Provision for doubtful accounts.................                 179                    229
     Deferred income taxes...........................                  16                   (637)
   Changes in operating assets and liabilities:
     Accounts receivable.............................                 (15)                  (764)
     Inventories.....................................                (455)                (1,178)
     Other current assets............................               1,597                    289
     Income taxes....................................                (467)                 2,633
     Accounts payable and accrued expenses...........              (1,518)                (1,771)
                                                         ----------------       ----------------
       Net cash provided by operating activities.....               1,072                  3,706
                                                         ----------------       ----------------
Cash Flows From Investing Activities:
   Capital expenditures..............................                (128)                  (106)
   Acquisition of licensing agreements ..............                   -                    (71)
                                                         ----------------       ----------------
     Net cash used in investing activities...........                (128)                  (177)
                                                         ----------------       ----------------
Cash Flows From Financing Activities:
   Net (repayments) borrowings
     under revolving line of credit..................               1,263                   (169)
   Repayments of long-term debt......................              (2,176)                (2,200)
   Proceeds from exercise of stock options...........                   -                    266
                                                         ----------------       ----------------
     Net cash used in financing activities...........                (913)                (2,103)
                                                         ----------------       ----------------
Net Increase In Cash.................................                  31                  1,426
Cash, beginning of period............................                 363                     48
                                                         ----------------       ----------------
Cash, end of period..................................              $  394               $  1,474
                                                         ================       ================
Supplemental Cash Flow Information:
   Cash paid for interest............................              $  783               $  1,112
   Cash paid for income taxes........................                 618                      -


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

          The results for the second quarter of 2001 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet June 30, 2001. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was adopted by the Company on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. Although the Company's interest rate swap is considered an effective hedge under FAS 133, the effect of implementing FAS 133 in the six months ending June 30, 2001 is not considered material.

          In July  2001,  the  Financial  Accounting  Standards  Board  issued a
Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, net carrying amount of goodwill is $11,245 and other intangible assets is $4,326. Amortization expense during the six-month period ended June 30, 2001 was $730. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

NOTE 3 - INVENTORIES

                  Inventories are summarized as follows:

                                             June 30        Dec. 31,
                                               2001           2000
                                           ------------   ------------
Raw Materials............................      $ 12,189       $ 11,346
Work in process..........................         4,956          3,261
Finished Goods...........................         9,643         11,726
                                           ------------   ------------
                                                $26,788       $ 26,333
                                           ============   ============

                BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

NOTE 4 - DEBT

          The Company has a $5,500 revolving line of credit with its bank ($7,500 prior to August 1, 2000) on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (7.5% at June 30, 2001). At June 30, 2001, the Company had $3,513 outstanding under the line of credit. Borrowings under the line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends.

          In March, 2001, the Company's credit agreement with its bank was amended to retroactively modify certain financial covenants effective as of December 31, 2000 and thereafter, as well as to extend the maturity date of the line of credit until November 30, 2001. At June 30, 2001, the Company was unable to meet one of its financial covenants, compliance with which was waived by the bank as of such date. The Company anticipates that it will either conclude negotiations with its bank and obtain a further renewal of its current credit facilities, or enter into new credit facilities with another bank, prior to November 30, 2001.

          The Company has a term loan with its bank (the "S-A TERM LOAN"). The S-A Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (6.7375% at June 30, 2001). At June 30, 2001, there was $11,083 outstanding under the S-A Term Loan. The principal balance of the S-A Term Loan is being amortized in monthly installments of $317 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

          On May 24, 1996, the Company borrowed $2,800 for a ten year term secured by a mortgage against the Company's facility. The loan accrued interest at a fixed rate of 7.25% through May 1999. Effective June 1, 1999, the loan was converted to a variable interest rate based upon the bank's base rate (7.0% at June 30, 2001).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

          In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in this section entitled Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Blonder Tongue undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (See Item 1:
Business and Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations).

Second three months of 2001 Compared with second three months of 2000

          Net Sales. Net sales decreased $5,310,000, or 29%, to $12,752,000 in the second three months of 2001 from $18,062,000 in the second three months of 2000. The decrease in sales is primarily attributed to a decrease in sales of interdiction products. Net sales included approximately $2,430,000 of interdiction equipment for the second three months of 2001 compared to approximately $7,160,000 for the second three months of 2000.

          Cost of Goods Sold. Cost of goods sold decreased to $8,175,000 for the second three months of 2001 from $11,034,000 for the second three months of 2000, but increased as a percentage of sales to 64.1% from 61.1%. The increase as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of lower margin products, including early stage production runs of the Company's new QQQT transcoder products. Gross margins associated with the new QQQT transcoder products are expected to continue to improve as unit volume increases.

          Selling Expenses. Selling expenses decreased to $1,213,000 for the second three months of 2001 from $1,529,000 in the second three months of 2000, primarily due to a decrease in wages related to a reduction in headcount along with a decrease in commissions and freight expense as a result of reduced sales.

          General and Administrative Expenses. General and administrative expenses decreased to $1,643,000 for the second three months of 2001 from $1,720,000 for the second three months of 2000 but increased as a percentage of sales to 12.9% for the second three months of 2001 from 9.5% for the second three months of 2000. The $77,000 decrease can be primarily attributed to a decrease in wages related to a reduction in headcount.

          Research and Development Expenses. Research and development expenses increased to $603,000 in the second three months of 2001 from $511,000 in the second three months of 2000, primarily due to an increase in consulting expenses. Research and development expenses, as a percentage of sales, increased to 4.7% in the second three months of 2001 from 2.8% in the second three months of 2000.

          Operating Income. Operating income decreased 65.8% to $1,118,000 for the second three months of 2001 from $3,268,000 for the second three months of 2000. Operating income as a percentage of sales decreased to 8.8% in the second three months of 2001 from 18.1% in the second three months of 2000.

          Interest Expense. Interest expense decreased to $338,000 in the second three months of 2001 from $523,000 in the second three months of 2000. The decrease is the result of lower average borrowings and lower average interest rates.

          Income Taxes. The provision for income taxes for the second three months of 2001 decreased to $282,000 from $993,000 the second three months of 2000 as a result of a decrease in taxable income.

First six months of 2001 Compared with first six months of 2000

          Net Sales. Net sales decreased  $15,745,000,  or 40.1%, to $23,497,000 in the first six months of 2001 from $39,242,000 in the first six months of 2000. The decrease in sales is primarily attributed to a decrease in sales of interdiction products. Net sales included approximately $5,309,000 of interdiction equipment for the first six months of 2001 compared to approximately $18,330,000 for the first six months of 2000.

          Cost of Goods Sold. Cost of goods sold decreased to $15,274,000 for the first six months of 2001 from $25,224,000 for the first six months of 2000 but increased as a percentage of sales to 65.0% from 64.3%. The increase as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of lower margin products, including early stage production runs of the Company's new QQQT transcoder products. Gross margins associated with the new QQQT transcoder products are expected to continue to improve as unit volume increases.

          Selling Expenses. Selling expenses decreased to $2,674,000 for the first six months of 2001 from $3,111,000 in the first six months of 2000, primarily due to a decrease in wages related to the decrease in headcount along with a decrease in commissions and freight expense as a result of reduced sales.

          General and Administrative Expenses. General and administrative expenses decreased to $3,206,000 for the first six months of 2001 from $3,578,000 for the first six months of 2000 but increased as a percentage of sales to 13.6% for the first six months of 2001 from 9.1% for the first six months of 2000. The $372,000 decrease can be primarily attributed to a decrease in wages related to a reduction in headcount.

          Research and Development Expenses. Research and development expenses increased to $1,132,000 in the first six months of 2001 from $1,052,000 in the first six months of 2000, primarily due to a increase in consulting expenses. Research and development expenses, as a percentage of sales, increased to 4.8% in the first six months of 2001 from 2.7% in the first six months of 2000.

          Operating Income. Operating income decreased 80.7% to $1,211,000 for the first six months of 2001 from $6,277,000 for the first six months of 2000. Operating income as a percentage of sales decreased to 5.2% in the first six months of 2001 from 16.0% in the first six months of 2000.

          Interest Expense. Interest expense decreased to $742,000 in the first six months of 2001 from $1,106,000 in the first six months of 2000, due primarily to lower average borrowing and lower average interest rates.

          Income Taxes. The provision for income taxes for the first six months of 2001 decreased to $178,000 from $1,838,000 for the first six months of 2000 as a result of a decrease in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash provided by operating activities for the six-month period ended June 30, 2001 was $1,072,000, compared to $3,706,000 for the six-month period ended June 30, 2000.

          Cash used in investing activities was $128,000, which was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 2001 aggregating approximately $50,000, which will be used for the purchase of tooling.

          Cash used in financing activities was $913,000 for the first six months of 2001 primarily comprised of $1,263,000 of borrowings under the revolving line of credit offset by $2,176,000 of repayments of long-term debt.

          The Company has a $5,500,000 revolving line of credit with its bank ($7,500,000 prior to August 1, 2000) on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (7.5% at June 30, 2001). At June 30, 2001, the Company had $3,513,000 outstanding under the line of credit. Borrowings under the line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The line of credit is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends.

          In March, 2001, the Company's credit agreement with its bank was amended to retroactively modify certain financial covenants effective as of December 31, 2000 and thereafter, as well as to extend the maturity date of the line of credit until November 30, 2001. At June 30, 2001, the Company was unable to meet one of its financial covenants, compliance with which was waived by the bank as of such date. The Company anticipates that it will either conclude negotiations with its bank and obtain a further renewal of its current credit facilities, or enter into new credit facilities with another bank, prior to November 30, 2001.

          The Company has a term loan with its bank (the "S-A TERM LOAN"). The S-A Term Loan bears interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (6.7375% at June 30, 2001). At June 30, 2001, there was $11,083,000 outstanding under the S-A Term Loan. The principal balance of the S-A Term Loan is being amortized in monthly installments of $317,000 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

          On May 24, 1996, the Company borrowed $2,800,000 for a ten year term secured by a mortgage against the Company's facility. The loan accrued interest at a fixed rate of 7.25% through May 1999. Effective June 1, 1999, the loan was converted to a variable interest rate based upon the bank's base rate (7.0% at June 30, 2001).

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

NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was adopted by the Company on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. Although the Company's interest rate swap is considered an effective hedge under FAS 133, the effect of implementing FAS 133 in the six months ending June 30, 2001 is not considered material.

          In July  2001,  the  Financial  Accounting  Standards  Board  issued a
Statement  of  Financial   Accounting   Standards   (SFAS)  No.  141,   Business
Combinations and SFAS No. 142, Goodwill and Other Intangible

Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, net carrying amount of goodwill is $11,245,000 and other intangible assets is $4,326,000. Amortization expense during the six-month period ended June 30, 2001 was $730,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At June 30, 2001 and 2000 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $14,596,000 and $17,886,000, respectively. Without giving effect to the swap agreement described below, a hypothetical 1% adverse change in interest rates would have had an annualized unfavorable impact of approximately $11,000 and $20,000, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels. To ameliorate these risks, in February, 1999, the Company entered into an interest rate Swap Agreement with a notional amount of $10,000,000. The specific terms of the Swap Agreement are more fully discussed above in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Stockholders (the "Meeting") on May 4, 2001. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (March 21, 2001), there were 7,612,644 shares of Common Stock outstanding and entitled to vote. The following were the matters voted upon at the Meeting:

          1. Election of Directors.  The following directors were elected at the
Meeting: Robert B. Mayer and James F. Williams. The number of votes cast for and withheld from each director are as follows:

          DIRECTORS                     FOR                     WITHHELD
          ---------                     ---                     --------

          Robert B. Mayer            7,422,733                   70,680
          James F. Williams          7,422,833                   70,580

          James A. Luksch, Robert E. Heaton, John E. Dwight , Robert J. Palle, Jr., Gary Scharmett and James H. Williams, continued as directors after the meeting.

          2. Ratification of Auditors. The appointment of BDO Seidman, LLP as the Company's independent auditors for the year ending December 31, 2001 was ratified by the following vote of Common Stock:

             FOR              AGAINST              ABSTAIN
             ---              -------              -------

          7,466,432           19,045                7,936

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          The exhibits are listed in the Exhibit Index appearing at page 11 herein.

(b)       No reports on Form 8-K were filed in the quarter ended June 30, 2001.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BLONDER TONGUE LABORATORIES, INC.





Date:  August 14, 2001                 By: /s/  James A. Luksch
                                           ------------------------------------
                                           James A. Luksch
                                           President and Chief Executive Officer



                                       By: /s/  Eric Skolnik
                                           ------------------------------------
                                           Eric Skolnik
                                           Vice President - Finance and Chief
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