Form 10-Q
period 2001-09-30
BLONDER TONGUE LABORATORIES INC
filed 2001-11-14
CIK 1000683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001,

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO        .
                                                             -------    -------


Commission file number 1-14120


                        BLONDER TONGUE LABORATORIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     52-1611421
--------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

One Jake Brown Road, Old Bridge, New Jersey                 08857
-------------------------------------------        ----------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (732) 679-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---     ---


Number of shares of common stock, par value $.001, outstanding as of November 9, 2001: 7,612,664

                      The Exhibit Index appears on page 13.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                              Sept. 30,           December 31,
                                                                                                2001                  2000
                                                                                              --------              --------
                                                                                             (unaudited)
              Assets (Note 4)
Current assets:
     Cash .......................................................................             $  1,077              $    363
     Accounts receivable, net of allowance for doubtful
     accounts of $1,744 and $1,424, respectively ................................                9,574                 7,125
     Inventories (Note 3) .......................................................               29,358                26,333
     Other current assets .......................................................                1,564                 3,264
     Deferred income taxes ......................................................                1,750                 1,804
                                                                                              --------              --------
         Total current assets ...................................................               43,323                38,889
Property, plant and equipment, net of accumulated
    depreciation and amortization ...............................................                7,253                 7,644
Patents, net ....................................................................                3,577                 3,943
Goodwill, net ...................................................................               11,003                11,730
Other assets ....................................................................                  594                   628
                                                                                              --------              --------
                                                                                              $ 65,750              $ 62,834
                                                                                              ========              ========
              Liabilities and Stockholders' Equity
Current liabilities:
     Revolving line of credit (Note 4) ..........................................             $  4,331              $  2,250
     Current portion of long-term debt ..........................................               10,635                 4,382
     Accounts payable ...........................................................                5,492                 2,833
     Accrued compensation .......................................................                1,018                 1,143
     Other accrued expenses .....................................................                  832                   659
     Income taxes ...............................................................                  603                   468
                                                                                              --------              --------
         Total current liabilities ..............................................               22,911                11,735
                                                                                              --------              --------
Deferred income taxes ...........................................................                  135                   201
Long-term debt (Note 4) .........................................................                2,282                11,802
Commitments and contingencies ...................................................                   --                    --
Stockholders' equity:
     Preferred stock, $.001 par value; authorized 5,000 shares;
      no shares outstanding .....................................................                   --                    --
     Common stock, $.001 par value; authorized 25,000 shares, 8,444 shares issued                    8                     8
     Paid-in capital ............................................................               24,143                24,143
     Retained earnings ..........................................................               22,557                21,231
     Treasury stock at cost, 831 shares .........................................               (6,286)               (6,286)
                                                                                              --------              --------
         Total stockholders' equity .............................................               40,422                39,096
                                                                                              --------              --------
                                                                                              $ 65,750              $ 62,834
                                                                                              ========              ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                         Three Months Ended                   Nine Months Ended
                                                             September 30,                       September 30,
                                                     --------------------------          --------------------------
                                                       2001               2000             2001              2000
                                                     --------          --------          --------          --------
Net sales ..................................         $ 16,064          $ 18,937          $ 39,561          $ 58,179
Cost of goods sold .........................           10,813            13,286            26,087            38,510
                                                     --------          --------          --------          --------
  Gross profit .............................            5,251             5,651            13,474            19,669
                                                     --------          --------          --------          --------
Operating expenses:
  Selling ..................................            1,209             1,517             3,883             4,628
  General and administrative ...............            1,514             1,842             4,720             5,420
  Research and development .................              530               589             1,662             1,641
                                                     --------          --------          --------          --------
                                                        3,253             3,948            10,265            11,689
                                                     --------          --------          --------          --------
Earnings from operations ...................            1,998             1,703             3,209             7,980
                                                     --------          --------          --------          --------
Other income (expense):
  Interest expense .........................             (391)             (423)           (1,133)           (1,529)
  Other income .............................               --                10                --                10
                                                     --------          --------          --------          --------
                                                         (391)             (413)           (1,133)           (1,519)
                                                     --------          --------          --------          --------
Earnings before income taxes ...............            1,607             1,290             2,076             6,461
Provision for income taxes .................              573               462               750             2,300
                                                     --------          --------          --------          --------
  Net earnings .............................         $  1,034          $    828          $  1,326          $  4,161
                                                     ========          ========          ========          ========
Basic earnings per share ...................         $   0.14          $   0.11          $   0.17          $   0.55
                                                     ========          ========          ========          ========
Basic weighted average shares outstanding ..            7,613             7,612             7,613             7,622
                                                     ========          ========          ========          ========
Diluted earnings per share .................         $   0.14          $   0.11          $   0.17          $   0.54
                                                     ========          ========          ========          ========
Diluted weighted average shares outstanding             7,650             7,648             7,633             7,671
                                                     ========          ========          ========          ========




          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                   Nine Months Ended September 30,
                                                                    ----------------------------
                                                                      2001                 2000
                                                                    -------              -------
Cash Flows From Operating Activities:
  Net earnings ........................................             $ 1,326              $ 4,161
  Adjustments to reconcile net earnings to cash
    provided by operating activities:
    Depreciation and amortization .....................               2,103                2,331
    Provision for doubtful accounts ...................                 320                  417
    Deferred income taxes .............................                 (12)                 (22)
  Changes in operating assets and liabilities .........
    Accounts receivable ...............................              (2,769)              (3,135)
    Inventories .......................................              (3,025)                (602)
    Other current assets ..............................               1,700                  287
    Income taxes ......................................                 135                2,326
    Accounts payable, accrued compensation and expenses              (2,707)              (2,457)
                                                                    -------              -------
      Net cash provided by operating activities .......               2,485                3,306
                                                                    -------              -------
Cash Flows From Investing Activities:
  Capital expenditures ................................                (585)                (117)
  Acquisition of licensing agreements .................                  --                 (388)
                                                                    -------              -------
    Net cash used in investing activities .............                (585)                (505)
                                                                    -------              -------
Cash Flows From Financing Activities:
  Net borrowings under revolving line of credit .......               2,081                  321
  Repayments of long-term debt ........................              (3,267)              (3,301)
  Proceeds from exercise of stock options .............                  --                  273
                                                                    -------              -------
    Net cash used in financing activities .............              (1,186)              (2,707)
                                                                    -------              -------
Net Increase in Cash ..................................                 714                   94
Cash, beginning of period .............................                 363                   48
                                                                    -------              -------
Cash, end of period ...................................             $ 1,077              $   142
                                                                    =======              =======
Supplemental Cash Flow Information:
  Cash paid for interest ..............................             $ 1,194              $ 1,515
  Cash paid for income taxes ..........................                 628                   40




          See accompanying notes to consolidated financial statements.

               Blonder Tongue Laboratories, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                           (unaudited) (in thousands)


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

         The results for the third quarter of 2001 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at September 30, 2001. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the year ended December 31, 2000.

Note 2 - Effect of New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 was adopted by the Company on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $11,003 and other intangible assets is $4,171. Amortization expense during the nine-month period ended September 30, 2001 was $1,127. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 may impact its financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 supersedes SFAS 121, but it retains its fundamental provisions. It also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 retains the requirement of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flows and exceeds its fair value.

         SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's financial position or results of operations.

               Blonder Tongue Laboratories, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                           (unaudited) (in thousands)




Note 3 - Inventories

         Inventories net of reserves, are summarized as follows:

                                                         Sept. 30,   Dec. 31,
                                                           2001        2000
                                                         --------    --------
Raw Materials.......................................       13,162    $ 11,346
Work in process.....................................        2,780       3,261
Finished Goods......................................       13,416      11,726
                                                         --------    --------
                                                           29,358    $ 26,333
                                                         ========    ========
Note 4 - Line of Credit

         The Company has a $5,500 revolving line of credit with its bank on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (7.0% at September 30, 2001). At September 30, 2001, the Company had $4,331 outstanding under the line of credit. Borrowings under the line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends.

         In March, 2001, the Company's credit agreement with its bank was amended to retroactively modify certain financial covenants effective as of December 31, 2000 and thereafter, as well as to extend the maturity date of the line of credit until November 30, 2001. At June 30, 2001 and September 30, 2001, the Company was unable to meet one of its financial covenants, compliance with which was waived by the bank as of each such date. Also, in November 2001, the maturity date of the Company's line of credit was extended until March 31, 2002 and the Company agreed that one of the financial covenants which had previously been deleted from the credit agreement would again become effective as of December 31, 2001. The Company anticipates that it will either conclude negotiations with its bank and obtain a further renewal of its current credit facilities, or enter into new credit facilities with another bank, prior to March 31, 2002.

         The Company has two term loans with its bank (hereinafter referred to respectively as "Term Loan A and Term Loan B"). Term Loan A accrues interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (5.9875% at September 30, 2001). At September 30, 2001, there was $10,133 outstanding under Term Loan A. The principal balance of Term Loan A is being amortized in monthly installments of $317 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

         Term Loan B, which is primarily secured by a mortgage against the Company's facility in Old Bridge, New Jersey, accrues interest at a variable interest rate based upon the bank's base rate (6.0% at September 30, 2001). At September 30, 2001 there was $1,804 outstanding under the Term Loan B. The principal balance of Term Loan B is being amortized in monthly installments of $16 with a final payment of all remaining unpaid principal and accrued interest due in April, 2006.

         All obligations of the Company to its bank are collateralized by a security interest in all of the Company's assets.

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

Third three months of 2001 Compared with third three months of 2000

         Net Sales. Net sales decreased $2,873,000, or 15.1%, to $16,064,000 in the third three months of 2001 from $18,937,000 in the third three months of 2000. The decrease in sales is primarily attributed to a decrease in sales of interdiction products. Net sales included approximately $1,621,000 of interdiction equipment for the third three months of 2001, compared to approximately $7,113,000 for the third three months of 2000.

         Cost of Goods Sold. Cost of goods sold decreased to $10,813,000 for the third three months of 2001 from $13,286,000 for the third three months of 2000 and decreased as a percentage of sales to 67.3% from 70.2%. The decrease as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of higher margin products, including the Company's new QQQT transcoder products.

         Selling Expenses. Selling expenses decreased to $1,209,000 for the third three months of 2001 from $1,517,000 in the third three months of 2000 primarily due to a reduction in departmental supplies and decreased as a percentage of sales to 7.5% for the third three months of 2001 from 8.0% for the third three months of 2000.

         General and Administrative Expenses. General and administrative expenses decreased to $1,514,000 for the third three months of 2001 from $1,842,000 for the third three months of 2000 and decreased as a percentage of sales to 9.4% for the third three months of 2001 from 9.7% for the third three months of 2000. The $328,000 decrease can be primarily attributed to a decrease in bad debt expense.

         Research and Development Expenses. Research and development expenses decreased to $530,000 in the third three months of 2001 from $589,000 in the third three months of 2000, primarily due to a decrease in departmental supplies. Research and development expenses, as a percentage of sales, increased to 3.3% in the third three months of 2001 from 3.1% in the third three months of 2000.

         Operating Income. Operating income increased 17.3% to $1,998,000 for the third three months of 2001 from $1,703,000 for the third three months of 2000. Operating income as a percentage of sales increased to 12.4% in the third three months of 2001 from 9.0% in the third three months of 2000.

         Interest Expense. Interest expense decreased to $391,000 in the third three months of 2001 from $423,000 in the third three months of 2000. The decrease is the result of lower average borrowings and lower average interest rates offset by $82,000 as a result of the termination of an interest rate swap agreement.

         Income Taxes. The provision for income taxes for the third three months of 2001 increased to $573,000 from $462,000 in the third three months of 2000 as a result of an increase in taxable income.

First nine months of 2001 Compared with first nine months of 2000

         Net Sales. Net sales decreased $18,618,000 or 32.0%, to $39,561,000 in the first nine months of 2001 from $58,179,000 in the first nine months of 2000. The decrease in sales is primarily attributed to a decrease in sales of interdiction products. Net sales included approximately $6,930,000 of interdiction equipment for the first nine months of 2001 compared to approximately $25,443,000 for the first nine months of 2000.

         Cost of Goods Sold. Cost of goods sold decreased to $26,087,000 for the first nine months of 2001 from $38,510,000 for the first nine months of 2000 and decreased as a percentage of sales to 65.9% from 66.2%. The decrease as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of higher margin products, including the Company's new QQQT transcoder products.

         Selling Expenses. Selling expenses decreased to $3,883,000 for the first nine months of 2001 from $4,628,000 in the first nine months of 2000, but increased as a percentage of sales to 9.8% for the first nine months of 2001 from 8.0% for the first nine months of 2000. The $745,000 decrease is primarily due to a decrease in wages related to the decrease in headcount along with a decrease in commissions and freight expense as a result of reduced sales.

         General and Administrative Expenses. General and administrative expenses decreased to $4,720,000 for the first nine months of 2001 from $5,420,000 for the first nine months of 2000, but increased as a percentage of sales to 11.9% for the first nine months of 2001 from 9.3% for the first nine months of 2000. The $700,000 decrease can be primarily attributed to a decrease in departmental supplies, consulting fees and reporting fees.

         Research and Development Expenses. Research and development expenses increased to $1,662,000 in the first nine months of 2001 from $1,641,000 in the first nine months of 2000, primarily due to a increase in consulting expenses. Research and development expenses, as a percentage of sales, increased to 4.2% in the first nine months of 2001 from 2.8% in the first nine months of 2000.

         Operating Income. Operating income decreased 59.8% to $3,209,000 for the first nine months of 2001 from $7,980,000 for the first nine months of 2000. Operating income as a percentage of sales decreased to 8.1% in the first nine months of 2001 from 13.7% in the first nine months of 2000.

         Interest Expense. Interest expense decreased to $1,133,000 in the first nine months of 2001 from $1,529,000 in the first nine months of 2000, due primarily to lower average borrowing and lower average interest rates.

         Income Taxes. The provision for income taxes for the first nine months of 2001 decreased to $750,000 from $2,300,000 for the first nine months of 2000 as a result of a decrease in taxable income.

Liquidity and Capital Resources

         The Company's net cash provided by operating activities for the nine-month period ended September 30, 2001 was $2,485,000 compared to $3,306,000 for the nine-month period ended September 30, 2000 due to a decrease in earnings.

         Cash used in investing activities was $585,000, which was attributable to capital expenditures for new equipment.

         Cash used in financing activities was $1,186,000 for the first nine months of 2001 primarily comprised of $2,081,000 of net borrowings under the revolving line of credit offset by $3,267,000 of repayments of long-term debt.

         The Company has a $5,500,000 revolving line of credit with its bank on which funds may be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (7.0% at September 30, 2001). At September 30, 2001, the Company had $4,331,000 outstanding under the line of credit. Borrowings under the line of credit are limited to certain percentages of eligible accounts receivable and inventory as defined in the credit agreement. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of dividends.

         In March, 2001, the Company's credit agreement with its bank was amended to retroactively modify certain financial covenants effective as of December 31, 2000 and thereafter, as well as to extend the maturity date of the line of credit until November 30, 2001. At June 30, 2001 and September 30, 2001, the Company was unable to meet one of its financial covenants, compliance with which was waived by the bank as of each such date. Also, in November 2001, the maturity date of the Company's line of credit was extended until March 31, 2002 and the Company agreed that one of the financial covenants which had previously been deleted from the credit agreement would again become effective as of December 31, 2001. The Company anticipates that it will either conclude negotiations with its bank and obtain a further renewal of its current credit facilities, or enter into new credit facilities with another bank, prior to March 31, 2002.

         The Company has two term loans with its bank (hereinafter referred to respectively as "Term Loan A and Term Loan B"). Term Loan A accrues interest at either the bank's base rate plus a margin ranging from 0% to .875%, or LIBOR plus a margin ranging from 1.75% to 2.875%, in each case depending upon the calculation of certain financial covenants (5.9875% at September 30, 2001). At September 30, 2001, there was $10,133,000 outstanding under Term Loan A. The principal balance of Term Loan A is being amortized in monthly installments of $317,000 with a final balloon payment of all remaining unpaid principal and accrued interest due on June 30, 2002.

         Term Loan B, which is primarily secured by a mortgage against the Company's facility in Old Bridge, New Jersey, accrues interest at a variable interest rate based upon the bank's base rate (6.0 % at September 30, 2001). At September 30, 2001, there was $1,804,000 outstanding under Term Loan B. The principal balance of Term Loan B is being amortized in monthly installments of $16,000, with a final payment of all remaining unpaid principal and accrued interest due in April, 2006.

         All obligations of the Company to its bank are collateralized by a security interest in all of the Company's assets.

         On February 3, 1999, the Company entered into an interest rate swap agreement with a notional amount of $10,000,000. The swap agreement had a maturity date of June 3, 2002 and required the Company to make fixed rate interest payments on the notional amount of 8.01% per annum in exchange for floating rate payments equal to LIBOR plus 2.55%. The Company was exposed to credit risk in the unlikely event of the nonperformance by the counterparties. Interest to be paid or received was accrued over the life of the agreement at the net effective interest rate for the swap and corresponding debt instrument. In August 2001, the Company terminated the Swap agreement and recorded $82,000 in additional interest expense.

         The Company currently anticipates that the cash generated from operations, existing cash balances and amounts available under its existing or a replacement line of credit, will be sufficient to satisfy its foreseeable working capital needs.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 was adopted by the Company on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, net carrying amount of goodwill is $11,003,000 and other intangible assets is $4,171,000. Amortization expense during the nine-month period ended September 30, 2001 was $1,127,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 may impact its financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 supersedes SFAS 121, but it retains its fundamental provisions. It also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 retains the requirement of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flows and exceeds its fair value.

         SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At September 30, 2001 and 2000 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $16,268,000 and $19,464,000, respectively. A hypothetical 1% adverse change in interest rates would have had an annualized unfavorable impact of approximately $10,000 and $18,000, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Stockholder proposals intended to be included in the Company's proxy statement for presentation at the 2002 Annual Meeting of Stockholders pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, must be received by the Company's Chief Financial Officer at One Jake Brown Road, Old Bridge, New Jersey 08857 on or before December 3, 2001, to be eligible for inclusion in such proxy statement.

         If notice of a stockholder proposal intended to be presented at the 2002 Annual Meeting of Stockholders is not received by the Company on or before February 17, 2002 (whether or not the stockholder wishes the proposal to be included in the proxy statement for such annual meeting), the Company (through management proxy holders) may exercise discretionary voting authority on such proposal when and if the proposal is raised at the annual meeting without any reference to the matter in the proxy statement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         The exhibits are listed in the Exhibit Index appearing at page 13 herein.

         (b) No reports on Form 8-K were filed in the quarter ended September 30, 2001.

                                   SIGNATURES



                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BLONDER TONGUE LABORATORIES, INC.

Date:  November 14, 2001



                              By: /s/ James A Luksch
                                  ----------------------------------------------
                                      James A. Luksch
                                      President and Chief Executive Officer


                              By: /s/ Eric Skolnik
                                  ----------------------------------------------
                                      Eric Skolnik,
                                      Vice President and Chief Financial Officer
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

    10.1       Waiver dated August 13, 2001, to Fifth Amended and       Filed herewith
               Restated Loan Agreement between Blonder Tongue
               Laboratories, Inc. and First Union National Bank.

