Form 10-K
period 2001-12-31
BLONDER TONGUE LABORATORIES INC
filed 2002-03-28
CIK 1000683

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ to
     __________________

COMMISSION FILE NUMBER: 1-14120

                        BLONDER TONGUE LABORATORIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       52-1611421
-------------------------------------------                 -------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)

ONE JAKE BROWN ROAD, OLD BRIDGE, NEW JERSEY                        08857
-------------------------------------------                 --------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Exchange
          Title of each class                           on which registered
-------------------------------------------          ---------------------------
     COMMON STOCK, PAR VALUE $.001                     AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant (computed by using the closing stock price on March 22, 2002, as reported by the American Stock Exchange): $11,198,835.

Number of shares of common stock, par value $.001, outstanding as of March 22, 2002: 7,612,664.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2002 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

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

              Staying at the forefront of the telecommunications broadband technology revolution is a continuing challenge. The Company continues to add products to respond to the changes taking place. Blonder Tongue's product line includes digital satellite receivers, cable modems, fiber communications network components, QPSK to QAM transcoders (for DirecTV, Echostar and Digicipher II MPEG-2 Satellite Services) Digicipher II Compatible QAM Set Top Converters, and a broad range of interdiction products to preserve signal security.

              The Company's principal customers are system integrators (both franchise and private cable operators, as well as contractors) that design, package, install and in most instances operate, upgrade and maintain the systems they build.

              The Company has historically enjoyed, and continues to enjoy, a dominant market position in the private cable industry, while progressively making inroads into the franchise cable market. As the Company has expanded its market coverage, however, the distinctions between private cable and franchise cable have become blurred. For example, the most efficient, highest revenue-producing private cable systems and small franchise cable systems are built with the same electronic building blocks. Most of the electronics required are available from Blonder Tongue. In fact, some of the most financially successful cable systems in the United States employ Blonder Tongue interdiction equipment.

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

              In October 2001, the Company entered into an agreement to be a value-added distributor for Motorola's QAM decoder to the United States private cable and Canadian franchise cable markets. Coupling this product with the Company's Digicipher(R) II compatible QQQT transcoder provides a low-cost hardware solution for small system operators that want to offer digital programming from sources such as HITS(R), WSNET(TM), and Cancom.

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

              The Company believes that most major metropolitan areas will eventually have complex networks of two or more independent operators interconnecting the homes while private cable operators will have large networks interconnecting many multi-dwelling complexes. All of these networks are potential users of Blonder Tongue headend, digital and interdiction products.

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

              The Company utilizes several distributors in Florida and within Latin America with an experienced international sales manager supervising this effort. Earlier efforts to expand the market through exclusive distribution arrangements were unsatisfactory but some growth was achieved in 2001 and accelerated growth is anticipated in the year 2002 and beyond as the Company's contacts and opportunities in the Caribbean and Latin America continue to mature.

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

              Since United States television sets are analog (not digital), direct satellite television and other digitally compressed programming requires headend products or expensive set-top decoding receivers or converters to convert the digitally transmitted satellite signals back to analog. The replacement of all television sets with digital sets will be costly and take many years to complete. The Company believes that for many years to come, program providers will be required to deliver an analog television signal on standard channels to subscribers' television sets using headend products at some distribution point in their networks or employ decoding receivers at each television set. Headend products are a large segment of Blonder Tongue's business and the Company believes interdiction is an ideal product for a system operator to use to control access to the multitude of programming that will be available.

PRODUCTS

              Blonder Tongue's products can be separated, according to function, into the several categories described below:

       o HEADEND PRODUCTS used by a system operator for signal acquisition, processing and manipulation for further transmission. Among the products offered by the Company in this category are satellite receivers (digital and analog), integrated receiver/decoders, transcoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers, and processors. The headend of a television signal distribution system is the "brain" of the system, the central location where the multi-channel signal is initially received, converted and allocated to specific channels for distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal or, in the case where digital signals are to be carried on the distribution system, transcode its modulation from QPSK (quadrature phase shift key) to QAM (quadrature amplitude modulation) since one is optimum for satellite transmission and the other optimum for fiber/coaxial distribution. Blonder Tongue is a licensee of Motorola, Inc.'s ("Motorola") VideoCipher(R) and DigiCipher(R) encryption technologies and Hughes Network Systems', a Hughes Electronics Corporation ("Hughes") digital technologies, and integrates their decoders into integrated receiver/decoder products, where required. The Company estimates that Headend Products accounted for approximately 52% of the Company's revenues in 2001, 40% in 2000 and 60% in 1999.

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

       o SUBSCRIBER PRODUCTS used to control access to programming at the subscriber's location and to split and amplify incoming signals for transmission to multiple sites and multiple television sets within a site. Among the products offered by the Company in this category are addressable interdiction devices, cable modems, splitters, couplers and multiplexers. The Company believes that the most significant products within this category are: (i) its VideoMask(TM) addressable signal jammer, licensed from Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc. in August 1995 under certain non-exclusive technology and patent license agreements (the "PHILIPS LICENSE AGREEMENTS"), (ii) the SMI Interdiction product line acquired from Scientific-Atlanta, Inc. as part of its interdiction business, and (iii) its recently introduced cable modems for high-speed Internet access. Interdiction products limit, through jamming of particular channels, the availability of programs to subscribers. Such products enable an integrator to control subscriber access to premium channels and other enhanced services through a computer located off-premises. They also eliminate the necessity of an operator having to make a service call to install or remove passive traps and eliminate the costs associated with damage or loss of analog set-top converters in the subscribers' locations. Interdiction products are also being successfully used by CATV operators as an anti-piracy system in conjunction with set-top converters. The Company believes that the reduction in operating costs, programming piracy, and converter loss which can be obtained through the use of interdiction will be a significant factor in further product penetration into the franchise cable market. While it is not possible to predict the breadth of market acceptance for these products, the Company believes the potential is substantial in both the private cable market and franchise cable market as alternatives to, or in conjunction with, set-top converters and as a viable option for companies and municipalities who are overbuilding existing cable infrastructures and are seeking a more consumer-friendly and cost-effective way to compete with the incumbent franchise cable operator.

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

RESEARCH AND PRODUCT DEVELOPMENT

              The  markets  served  by  Blonder  Tongue  are   characterized  by
technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in continuous research and development in order to (i) create new products, (ii) expand the frequency range of existing products in order to accommodate customer demand for greater channel capacity, (iii) license new technology (such as digital satellite receiver decoders and high-speed cable modems), and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources, to suit the dynamics of the evolving marketplace. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company's customers and customer prospects with the expectation or promise of substantial future orders from such customers or customer prospects. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering to lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties when the Company believes that it can obtain such technology more quickly and/or cost-effectively from such third parties than the Company could otherwise develop on its own, or when the desired technology is proprietary to a third party. There were 22 employees in the research and development department of the Company at December 31, 2001.

MARKETING AND SALES

              Blonder Tongue markets and sells its products worldwide to private cable integrators (which accounted for approximately 48% of the Company's revenues for fiscal 2001, approximately 56% of the Company's revenues for fiscal year 2000 and approximately 80% for fiscal year 1999), to alternative suppliers, and to franchise cable integrators. Sales are made directly to customers by the Company's internal sales force, as well as through numerous domestic and international stocking distributors.

              The Company's sales and marketing function is predominantly performed by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects. The Company's internal sales force consists of 26 employees, which currently includes 12 salespersons (eight salespersons in Old Bridge, New Jersey, one salesperson in each of Cincinnati, Ohio, Cudahy, Wisconsin, Folsom, California, and Miami, Florida) and 14 sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

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

              The Company had approximately $1.0 million and $4.0 million in purchase orders as of December 31, 2001 and December 31, 2000, respectively. All of the purchase orders outstanding as of December 31, 2001 are expected to be shipped prior to December 31, 2002. The purchase orders are for the future delivery of products and are subject to cancellation by the customer.

CUSTOMERS

              Blonder Tongue has a broad customer base, which in 2001 consisted of more than 800 active accounts. Approximately 39%, 56%, and 26% of the Company's revenues in fiscal years 2001, 2000, and 1999, respectively, were derived from sales of products to the Company's five largest customers. In 2001, sales to Toner Cable Equipment, Inc. accounted for approximately 14% of the Company's revenues. There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. However, the Company anticipates that these customers will continue to account for a significant portion of the Company's revenues in future periods, although none of them is obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide the Company with binding forecasts of product purchases for any future period.

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

              The Company's revenues are derived primarily from customers in the continental United States, however, the Company also derives revenues from customers outside the continental United States, primarily in underdeveloped countries. Television service is less developed in many international markets, particularly Latin America and Asia, creating opportunity for those participants who offer quality products at a competitive price. Sales to customers outside of the United States represented approximately 2% of the Company's revenues in fiscal years 2001, 2000 and 1999. All of the Company's transactions with customers located outside of the continental United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions.

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

              Outside contractors supply standard components, etch-printed circuit boards, and electronic subassemblies to the Company's specifications. While the Company generally purchases electronic parts which do not have a unique source, certain electronic component parts used within the Company's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. However, in such situations the Company may experience temporary reductions in its ability to ship products affected by the component shortage. The Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher(R) and DigiCipher(R) encryption systems manufactured by Motorola, which are standard encryption methodologies employed on U.S. C-Band and Ku-Band transponders and Hughes digital satellite receivers for delivery of DIRECTV(TM) programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company's operating results. The Company does not have a supply agreement with Motorola or any other supplier. The Company submits purchase orders to its suppliers on an as-needed basis.

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

INTELLECTUAL PROPERTY

              The Company currently holds 30 United States patents and 14 foreign patents covering a wide range of electronic systems and circuits, of which 19 United States patents and 10 foreign patents were obtained in the Company's acquisition of Scientific-Atlanta, Inc.'s interdiction business during 1998. Other than certain of the patents acquired from Scientific-Atlanta, Inc., none of the Company's patents are considered material to the Company's present operations because they do not relate to high volume applications. Because of the rapidly evolving nature of the CATV industry, the Company believes that its market position as a supplier to cable integrators derives primarily from its ability to develop a continuous stream of new products which are designed to meet its customers' needs and which have a high performance-to-cost ratio.

              The Company is a licensee of Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc., Motorola, Hughes and several smaller software development companies.

              Under the Philips License Agreements, the Company is granted a non-exclusive license for a term which expires in 2010, concurrently with the last to expire of the relevant patents. The Philips License Agreements provide for the payment by the Company of a one-time license fee and for the payment by the Company of royalties based upon unit sales of licensed products.

              The Company is a licensee of Motorola relating to Motorola's VideoCipher(R) encryption technology and is also a party to a private label agreement with Motorola relating to its DigiCipher(R) technology. Under the VideoCipher(R) license agreement, the Company is granted a non-exclusive license under certain proprietary know-how, to design and manufacture certain licensed products to be compatible with the VideoCipher(R) commercial descrambler module. The VideoCipher(R) license agreement provides for the payment by the Company of a one-time license fee for the Company's first model of licensed product and additional one-time license fees for each additional model of licensed product. The VideoCipher(R) license agreement also provides for the payment by the Company of royalties based upon unit sales of licensed products. Under the DigiCipher(R) private label agreement, the Company is granted the non-exclusive right to sell DigiCipher(R) II integrated receiver decoders bearing the Blonder Tongue name for use in the commercial market. The DigiCipher(R) private label agreement provides for the payment by the Company of a one-time license fee for the Company's first model of licensed product and additional one-time license fees for each additional model of licensed product.

              During 1996, the Company entered into several software development and license agreements for specifically designed controller and interface software necessary for the operation of the Company's Video Central(TM) remote interdiction control system, which is used for remote operation of VideoMask(TM) signal jammers installed at subscriber locations. These licenses are perpetual and require the payment of a one-time license fee and in one case additional payments, the aggregate of which are not material.

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

ENVIRONMENTAL REGULATIONS

              The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2001 and does not anticipate incurring in 2002 material capital expenditures for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

              The Company presently holds a permit from the New Jersey Department of Environmental Protection ("NJDEP"), Division of Environmental Quality, Air Pollution Control Program relating to its operation of certain process equipment, which permit expires in June, 2003. The Company has held such a permit for this equipment on a substantially continuous basis since approximately April, 1989. The Company also has authorization under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire January 2003.

EMPLOYEES

              The Company employs approximately 418 people, including 320 in manufacturing, 22 in research and development, 15 in quality assurance, 16 in production services, 26 in sales and marketing, and 19 in a general and administrative capacity. 235 of the Company's employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company expiring in February, 2005. The Company considers its relations with its employees to be good.



ITEM 2.       PROPERTIES

              The Company's principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the "OLD BRIDGE FACILITY") which is owned by the Company. The Company also leases office space in Cudahy, Wisconsin for which it pays rent of approximately $300 per month.

              Management believes that the Old Bridge Facility is adequate to support the Company's anticipated needs in 2002. Subject to compliance with applicable zoning and building codes, the Old Bridge real property is large enough to double the size of the plant to accommodate expansion of the Company's operations should the need arise.



ITEM 3.       LEGAL PROCEEDINGS

              The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001, through the solicitation of proxies or otherwise.

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

MARKET INFORMATION

Fiscal Year Ended December 31, 2001:                      HIGH       LOW
                                                          ----       ---

       First Quarter .................................. 4.125     2.120
       Second Quarter.................................. 4.000     2.160
       Third Quarter .................................. 4.230     2.960
       Fourth Quarter ................................. 4.290     3.000


Fiscal Year Ended December 31, 2000:                      HIGH       LOW
                                                          ----       ---

       First Quarter .................................. 10 3/4     5
       Second Quarter..................................  9 3/4     6 7/16
       Third Quarter ..................................  8         6
       Fourth Quarter..................................  6 1/4     2 5/8

              The Company's Common Stock is traded on the American Stock Exchange under the symbol "BDR".

HOLDERS

              As of March 22, 2002, the Company had approximately 65 holders of record of the Common Stock. Since a portion of the Company's common stock is held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

DIVIDENDS

              The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Other than in connection with certain "S" corporation distributions prior to its initial public offering, the Company has never declared or paid any cash dividends on its Common Stock. Any determination to pay dividends in the future is at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. The Company's loan agreement with Commerce Bank, N.A. prohibits the payment of cash dividends by the Company on its Common Stock.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

              The selected consolidated statement of earnings data presented below for each of the years ended December 31, 2001, 2000 and 1999, and the selected consolidated balance sheet data as of December 31, 2001 and 2000, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K. The selected consolidated statement of earnings data for the years ended December 31, 1998 and 1997 and the selected consolidated balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements not included herein. The data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial and statistical information appearing elsewhere herein.

                                                                 YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------
                                                  2001       2000        1999         1998(1)       1997
                                                -------    -------     -------        -------     -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF EARNINGS DATA:

Net sales ..................................    $53,627    $70,196     $56,805        $70,792     $62,057
Cost of goods sold .........................     36,928     46,974      39,074         45,344      39,656
                                                -------    -------     -------        -------     -------
  Gross profit .............................     16,699     23,222      17,731         25,448      22,401
                                                -------    -------     -------        -------     -------
Operating expenses:
  Selling, general and administrative ......     11,209     13,572      13,598         10,755       9,938
  Research and development .................      2,200      2,125       2,070          2,156       1,954
                                                -------    -------     -------        -------     -------
  Total operating expenses .................     13,409     15,697      15,668         12,911      11,892
                                                -------    -------     -------        -------     -------

Earnings from operations ...................      3,290      7,525       2,063         12,537      10,509
Interest expense ...........................      1,369      1,948       2,008          1,596         414
Other (income) expense, net ................          0        (10)         (6)           (40)       (595)
                                                -------    -------     -------        -------     -------
Earnings before income taxes ...............      1,921      5,587          61         10,981      10,690
Provision for income taxes .................        704      2,011           2          3,868       4,276
                                                -------    -------     -------        -------     -------
Net earnings ...............................    $ 1,217    $ 3,576     $    59        $ 7,113     $ 6,414
                                                =======    =======     =======        =======     =======
Basic earnings per share ...................    $  0.16    $  0.47     $  0.01        $  0.86     $  0.78
Basic weighted average shares
  outstanding(2) ...........................      7,613      7,620       7,916          8,292       8,227
Diluted earnings per share .................    $  0.16    $  0.47     $  0.01        $  0.84     $  0.77
Diluted weighted average shares
  outstanding(2) ...........................      7,637      7,632       7,958          8,471       8,375

                                                                 YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------
                                                  2001       2000        1999         1998(1)       1997
                                                -------    -------     -------        -------     -------
                                                                   (In thousands)
CONSOLIDATED BALANCE SHEET DATA:

Working capital ............................    $31,254    $27,154     $25,456        $17,049     $26,055
Total assets ...............................     64,386     62,834      66,076         69,651      42,272
Long-term debt (including
  current maturities) ......................     16,195     16,184      20,607         22,359       5,054
Stockholders' equity .......................     39,962     39,096      35,247         40,496      31,795

----------

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

RESULTS OF OPERATIONS

              The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales:

                                                 Year Ended December 31,
                                         ---------------------------------------
                                           2001          2000            1999
                                         ----------    ---------       ---------
Net sales                                  100.0%        100.0%          100.0%
Costs of goods sold                         68.9          66.9            68.8
Gross profit                                31.1          33.1            31.2
Selling expenses                             9.3           8.5            10.6
General and administrative expenses         11.6          10.9            13.3
Research and development expenses            4.1           3.0             3.6
Earnings from operations                     6.1          10.7             3.6
Other (income) expense, net                  2.5           2.8             3.5
Earnings before income taxes                 3.6           7.9             0.1

2001 COMPARED WITH 2000

              NET SALES. Net sales decreased $16,569,000 or 23.6%, to $53,627,000 in 2001 from $70,196,000 in 2000. The substantially higher sales recorded in the prior fiscal year were primarily attributable to shipments against a large interdiction order booked in the fourth quarter of 1999. Net sales included approximately $7,962,000 of interdiction equipment for 2001 compared to approximately $29,400,000 in 2000.

              COST OF GOODS SOLD. Cost of goods sold decreased to $36,928,000 for 2001 from $46,974,000 for 2000, primarily due to decreased volume, and increased as a percentage of sales to 68.9% in 2001 from 66.9% in 2000. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products, including the Motorola QAM decoder which was introduced in the fourth quarter of 2001, as well as an increase in obsolescence reserves.

              SELLING EXPENSES. Selling expenses decreased to $5,009,000 in 2001 from $5,943,000 in 2000, and increased as a percentage of sales to 9.3% in 2001 from 8.5% in 2000. The $934,000 decrease is primarily attributable to a decrease in wages and fringe benefits related to the decrease in headcount along with a decrease in commissions and freight expense as a result of reduced sales.

              GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $6,200,000 in 2001 from $7,629,000 in 2000, and increased as a percentage of sales to 11.6% in 2001 from 10.9% in 2000. The $1,429,000 decrease is primarily attributable to a decrease in consulting fees, investor relations fees, travel and entertainment, and bad debts.

              RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $2,200,000 in 2001 from $2,125,000 in 2000, and increased as a percentage of sales to 4.1% in 2001 from 3.0% in 2000. The $75,000 increase is primarily attributable to an increase in wages, fringe benefits and consulting expenses.

              EARNINGS FROM OPERATIONS. Earnings from operations decreased 56.3% to $3,290,000 in 2001 from $7,525,000 in 2000. Earnings from operations as a percentage of sales decreased to 6.1% in 2001 from 10.7% in 2000.

              INTEREST AND OTHER EXPENSE. Interest and other expenses consisted of $1,369,000 of interest expense in 2001. Interest and other expenses in 2000 consisted of $1,948,000 of interest expense offset by $10,000 of interest income. The decrease in interest expense is primarily attributable to a reduction in the Company's long term debt and lower average interest rates.

              INCOME TAXES. The provision for income taxes for 2001 decreased to $704,000 from $2,011,000 in 2000, as a result of a decrease in taxable income.

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

INFLATION AND SEASONALITY

              Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2001 were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

LIQUIDITY AND CAPITAL RESOURCES

              As of December 31, 2001 and 2000, the Company's working capital was $31,254,000 and $27,154,000, respectively. The increase in working capital is attributable primarily to the reclassification as long term debt, of the Company's obligations under its line of credit from First Union, as a result of the refinancing transaction consummated during the first quarter of 2002 of the Company's credit agreement. Historically, the Company has satisfied its cash requirements primarily from net cash provided by operating activities and from borrowings under its line of credit.

              The Company's net cash provided by operating activities for the year ended December 31, 2001 was $3,711,000 as a result of the Company's net earnings, increased by a $3,169,000 increase in accounts payable and accrued expenses, offset by the $4,423,000 increase in inventory, compared to cash provided by operating activities for the year ended December 31, 2000 of $6,256,000. Although sales decreased in 2001 as compared to 2000, accounts receivable and inventory increased. Accounts receivable was lower in 2000 despite higher sales, primarily due to the fact that accounts receivable relating to substantial purchases by Cablevision in 2000 were paid on an accelerated basis to take advantage of the Company's 2%-10, net 30 day terms. Inventory increased in connection with the Company becoming a value-added distributor of Motorola's QAM decoder under an agreement signed in October, 2001.

              Cash used in investing activities was $803,000, which was attributable primarily to capital expenditures for new computers and test equipment. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 2002.

              Cash used in financing activities was $2,329,000 for the period ended December 31, 2001, comprised of $4,356,000 in repayments of long-term debt and $2,117,000 of increased borrowings under the First Union revolving line of credit.

              During 2001, the Company commenced efforts to refinance its line of credit with First Union, and on March 20, 2002 the Company executed a credit agreement with Commerce Bank, N.A. for a $19.5 million credit facility, comprised of (i) a $7 million revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 30, 2003, (ii) a $9 million term loan which bears interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants and (iii) a $3.5 million mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the new line of credit with Commerce Bank is March 20, 2004. The term loan requires equal monthly principal payments of $187,800 and matures on March 20, 2006. The mortgage loan requires equal monthly principal payments of $19,444 and matures on March 20, 2017. The mortgage loan is callable after five years at the lender's option.

              Upon execution of the credit agreement with Commerce Bank, $14,953,900 was advanced to the Company, of which $14,827,000 was used to pay all unpaid principal and accrued interest under the Company's prior line of credit and term loans with First Union National Bank ("FIRST UNION").

              As a result of the new credit agreement, the First Union debt has been reflected based on the new terms in the accompanying balance sheet.

              Prior to March 20, 2002, the Company had a $5.5 million revolving line of credit with First Union on which funds could be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (5.25% at December 31, 2001). At December 31, 2001, the Company had $4,367,000 outstanding under the First Union line of credit. The agreement contained restrictions that required the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. The Company also had, prior to March 20, 2002, two outstanding term loans with First Union (Old Term Loan A and Old Term Loan B) which accrued interest at a variable interest rate. At December 31, 2001, the aggregate amount outstanding under both term loans was $10,941,000.

              At June 30, 2001, September 30, 2001 and December 31, 2001, the Company was unable to meet certain of its financial covenants under the First Union credit agreement, compliance with which was waived by First Union as of June 30, 2001 and September 30, 2001. Also, in November 2001, the maturity date of the First Union line of credit was extended until March 31, 2002 and the Company agreed that one of the financial covenants which had previously been deleted from the credit agreement would again become effective as of December 31, 2001. The average amount outstanding on the line of credit during 2001 was $3,661,000 at a weighted average interest rate of 7.02%. The maximum amount outstanding on the line of credit during 2001 was $5,183,000.

       Annual maturities of long-term debt at December 31, 2001 are:

2002.......................  $ 2,917,000
2003.......................    2,632,000
2004.......................    7,008,000
2005.......................    2,649,000
2006.......................      989,000
Thereafter.................           --
                             -----------
                             $16,195,000
                             ===========

              The Company leases certain factory and automotive equipment under noncancellable operating leases expiring at various dates through December, 2006.

              Future minimum rental payments, required for all noncancellable leases are as follows:

                                                            Capital    Operating
                                                          ----------   ---------
2002 .................................................    $  327,000    $ 78,000
2003 .................................................       194,000      58,000
2004 .................................................       191,000      12,000
2005 .................................................       186,000          --
2006 .................................................       157,000          --
Thereafter ...........................................            --          --
                                                          ----------    --------
Total future minimum lease payments ..................     1,055,000    $148,000
                                                                        ========
Less:  amounts representing interest .................       168,000
                                                          ----------
Present value of minimum lease payments ..............    $  887,000
                                                          ==========

              The Company currently anticipates that the cash generated from operations, existing cash balances and amounts available under its credit facility with Commerce Bank, will be sufficient to satisfy its foreseeable working capital needs.

CRITICAL ACCOUNTING POLICIES

              The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required. You should also review Note 1 to the financial statements for further discussion of significant accounting policies.

              The Company records revenue when products are shipped. Legal title and risk of loss with respect to the products pass to customers at the point of shipment. Customers do not have a right to return products shipped. The Company provides an allowance for doubtful accounts on an estimated basis.

              The Company evaluates its long-lived assets for impairment based on the undiscounted future cash flows of such assets. If a long-lived asset is identified as impaired, the value of the asset will be reduced to its fair value.


NEW ACCOUNTING PRONOUNCEMENTS

              In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was adopted by the Company on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. In August, 2001 the Company terminated a previous interest rate swap agreement and recorded $82,000 in additional interest expense. At December 31, 2001, the Company did not have any derivative financial instruments. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

       In July 2001, the FASB issued FAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001. This statement also requires that entities complete a transitional goodwill impairment test six months from the date of adoption and reassess the useful lives of other intangible assets within the first quarter of its adoption. The Company is in the process of completing this test and, accordingly, has not yet determined what effect the adoption of this statement will have on its financial statements. The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $10,760,000 and other intangible assets is $4,038,000. Amortization of goodwill during the year ended December 31, 2001 was $970,000.

       In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new guidance resolves significant implementation issues related to FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FAS 144 supersedes FAS 121, but it retains its fundamental provisions. It also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. FAS 144 retains the requirement of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of FAS 144 is not recoverable from its undiscounted cash flows and exceeds its fair value.

       FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of FAS 144 generally are to be applied prospectively. The Company believes that the adoption of FAS 144 will not have a material impact on the Company's financial position or results of operations.


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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At December 31, 2001 and 2000 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $15,308,000 and $17,178,000, respectively. A hypothetical 1% adverse change in interest rates would have had an annualized unfavorable impact of approximately $7,191 and $15,852, respectively, on the Company's earnings and cash flows based upon these year-end debt levels. At December 31, 2001, the Company did not have any derivative financial instruments.

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

                                    PART III

ITEMS 10. THROUGH 13.  INCORPORATED BY REFERENCE

              The information called for by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held May 3, 2002, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates. Note that the sections in the definitive proxy statement entitled "Report of Compensation Committee on Executive Compensation Policies" and "Comparative Stock Performance" pursuant to Regulation S-K, Item 402(a)(9), are not deemed "soliciting material" or "filed" as part of this report.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       Report of Independent Certified Public Accountants ............. 25
       Consolidated Balance Sheets as of December 31, 2001 and 2000 ... 26 Consolidated Statements of Earnings for the Years Ended
         December 31, 2001, 2000 and 1999 ............................. 27
       Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 2001, 2000 and 1999 ....................... 28
       Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2001, 2000 and 1999 ....................... 29
       Notes to Consolidated Financial Statements ..................... 30

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

(B)           No reports on Form 8-K were filed in the  quarter  ended  December
31, 2001.

(C)      EXHIBITS:

EXHIBIT #  DESCRIPTION                         LOCATION
---------  -----------                         --------

    3.1 Restated Certificate of Incorporated by reference from Incorporation of Blonder Tongue Exhibit 3.1 to Registrant's S-1
           Laboratories, Inc.                  Registration     Statement    No.
                                               33-98070, filed October 12, 1995,
                                               as amended.

    3.2    Restated Bylaws of Blonder Tongue   Incorporated  by  reference  from
           Laboratories, Inc.                  Exhibit 3.2 to  Registrant's  S-1
                                               Registration     Statement    No.
                                               33-98070, filed October 12, 1995,
                                               as amended.

    4.1    Specimen of stock certificate       Incorporated  by  reference  from
                                               Exhibit 4.1 to  Registrant's  S-1
                                               Registration     Statement    No.
                                               33-98070, filed October 12, 1995,
                                               as amended.

   10.1 Consulting Agreement, dated Incorporated by reference from January 1, 1995, between Blonder Exhibit 10.3 to Registrant's S-1
           Tongue  Laboratories,   Inc.  and   Registration     Statement    No.
           James H. Williams.                  33-98070, filed October 12, 1995,
                                               as amended.

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

   10.4    Amended   and    Restated    1996   Incorporated  by  reference  from
           Director Option Plan.               Appendix B to Registrant's  Proxy
                                               Statement  for  its  1998  Annual
                                               Meeting  of  Stockholders,  filed
                                               March 27, 1998.

   10.5 Employment Agreement, dated Incorporated by reference from August 1, 1995, between Blonder Exhibit 10.9 to Registrant's S-1
           Tongue  Laboratories,   Inc.  and   Registration     Statement    No.
           Daniel J. Altiere.                  33-98070, filed October 12, 1995,
                                               as amended.

   10.6 Form of Indemnification Agreement Incorporated by reference from entered into by Blonder Tongue Exhibit 10.10 to Registrant's S-1 Laboratories, Inc. in favor of Registration Statement No. each of its Directors and 33-98070, filed October 12, 1995,
           Officers.                           as amended.

   10.7 VideoCipher(R) IICM Commercial Incorporated by reference from Descrambler Module Master Exhibit 10.11 to Registrant's S-1 Purchase and License Agreement, Registration Statement No. dated August 23, 1990, between 33-98070, filed October 12, 1995,
           Blonder Tongue Laboratories, Inc.   as amended.
           and   Cable/Home    Communication
           Corp.

  +10.8 Patent License Agreement, dated Incorporated by reference from August 21, 1995, between Blonder Exhibit 10.12 to Registrant's S-1 Tongue Laboratories, Inc. and Registration Statement No. Philips Electronics North America 33-98070, filed October 12, 1995,
           Corporation.                        as amended.

  +10.9 Interdiction Technology License Incorporated by reference from Agreement, dated August 21, 1995, Exhibit 10.13 to Registrant's S-1
           between       Blonder      Tongue   Registration     Statement    No.
           Laboratories,  Inc.  and  Philips   33-98070, filed October 12, 1995,
           Broadband Networks, Inc.            as amended.

EXHIBIT #  DESCRIPTION                         LOCATION
---------  -----------                         --------
  10.10    401(k)   Savings   &   Investment   Incorporated  by  reference  from
           Retirement Plan.                    Exhibit 10.21 to S-1 Registration
                                               Statement  No.  33-98070,   filed
                                               October 12, 1995, as amended.

  10.11    Bargaining Unit Pension Plan.       Incorporated  by  reference  from
                                               Exhibit 10.22 to S-1 Registration
                                               Statement  No.  33-98070,   filed
                                               October 12, 1995, as amended.

  10.12 Mortgage, Assignment of Leases, Incorporated by reference from and Security Agreement dated May Exhibit 10.2 to Registrant's 23, 1996 by Blonder Tongue Quarterly Report on Form 10-Q for Laboratories, Inc. in favor of the period ended June 30, 1996,
           CoreStates Bank, N.A.,  successor   filed August 14, 1996.
           to Meridian Bank.

  10.13 Real Estate Loan Note dated May Incorporated by reference from 23, 1996 from Blonder Tongue Exhibit 10.3 to Registrant's Laboratories, Inc. in favor of Quarterly Report on Form 10-Q for CoreStates Bank, N.A., successor the period ended June 30, 1996,
           to Meridian Bank.                   filed August 14, 1996.

  10.14 Allonge to Real Estate Loan Note, Incorporated by reference from dated September 26, 1996 from Exhibit 10.3 to Registrant's Blonder Tongue Laboratories, Quarterly Report on Form 10-Q for Inc., in favor of CoreStates the period ended September 30,
           Bank, N.A., successor to Meridian   1996, filed November 14, 1996.
           Bank.

  10.15    Executive Officer Bonus Plan        Incorporated  by  reference  from
                                               Exhibit   10.3  to   Registrant's
                                               Quarterly Report on Form 10-Q for
                                               the period  ended March 31, 1997,
                                               filed May 13, 1997.


  10.16    Third Amendment to 1995 Long Term   Incorporated  by  reference  from
           Incentive Plan                      Appendix A to Registrant's  Proxy
                                               Statement  for  its  2000  Annual
                                               Meeting  of  Stockholders,  filed
                                               April 4, 2000.

  10.17 Fifth Amended and Restated Loan Incorporated by reference from Agreement dated November 12, 1999 Exhibit 10.18 to Registrant's
           between       Blonder      Tongue   Annual  Report  on Form  10-K for
           Laboratories,   Inc.   and  First   fiscal  year ended  December  31,
           Union National Bank                 1999, filed March 30, 2000.

  10.18 Third Allonge to Real Estate Note Incorporated by reference from dated November 12, 1999 from Exhibit 10.20 to Registrant's
           Blonder Tongue Laboratories, Inc.   Annual  Report  on Form  10-K for
           to First Union National Bank        fiscal  year ended  December  31,
                                               1999, filed March 30, 2000.

  10.19 Term Note dated November 12, 1999 Incorporated by reference from by Blonder Tongue Laboratories, Exhibit 10.21 to Registrant's
           Inc.  in  favor  of  First  Union   Annual  Report  on Form  10-K for
           National Bank                       fiscal  year ended  December  31,
                                               1999, filed March 30, 2000.

  10.20    First  Amendment  and  Waiver  to   Incorporated  by  reference  from
           Fifth Amended and Restated Loan Exhibit 10.1 to Registrant's Agreement dated March 24, 2000 Quarterly Report on Form 10-Q for the period  ended March 31, 2000,
                                               filed May 12, 2000.

  10.21 Second Restatement of the Fifth Incorporated by reference from Amended and Restated Line of Exhibit 10.1 to Registrant's
           Credit  Note  dated as of  August   Quarterly Report on Form 10-Q for
           11, 2000                            the period  ended  September  30,
                                               2000, filed November 14, 2000.

  10.22 Second Amendment and Waiver to Incorporated by reference from Fifth Amended and Restated Loan Exhibit 10.2 to Registrant's Agreement dated as of August 11, Quarterly Report on Form 10-Q for
           2000                                the period  ended  September  30,
                                               2000, filed November 14, 2000.

EXHIBIT #  DESCRIPTION                         LOCATION
---------  -----------                         --------
  10.23 Second Amendment to Consulting Incorporated by reference from and Non-Competition Agreement Exhibit 10.1 to Registrant's between Registrant and James H. Quarterly Report on Form 10-Q for Williams, dated as of June 30, the period ended June 30, 2000,
           2000.                               filed August 14, 2000.

  10.24 Fourth Amendment to Fifth Amended Incorporated by reference from and Restated Loan Agreement dated Exhibit 10.1 to Registrant's as of March 27, 2001 between Quarterly Report on Form 10-Q for Blonder Tongue Laboratories, Inc. the period ended March 31, 2001,
           and First Union National Bank.      filed May 14, 2001.

  10.25 Waiver dated August 13, 2001, to Incorporated by reference from Fifth Amended and Restate Loan Exhibit 10.1 to Registrant's Agreement between Blonder Tongue Quarterly Report on Form 10-Q for Laboratories, Inc. and First the period ended September 30,
           Union National Bank.                2001, filed November 14, 2001.

    21     Subsidiaries  of  Blonder  Tongue   Filed herewith.
           Laboratories, Inc.

    23     Consent of BDO Seidman, LLP         Filed herewith.

----------
    + Certain portions of exhibit have been afforded confidential treatment by the Securities and Exchange Commission.

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
Report of Independent Certified Public Accountants .......................... 25
Consolidated Balance Sheets as of December 31, 2001 and 2000 ................ 26
Consolidated Statements of Earnings for the Years Ended
  December 31, 2001, 2000 and 1999 .......................................... 27
Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 2001, 2000 and 1999 .................................... 28
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999 .......................................... 29
Notes to Consolidated Financial Statements .................................. 30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




BDO Seidman, LLP
Woodbridge, New Jersey

February 22, 2002, except for Note 4 which is dated March 20, 2002

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               December 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
              ASSETS (Note 4)
Current assets:
  Cash ..................................................  $    942    $    363
  Accounts receivable, net of allowance for doubtful
  accounts of $1,833 and $1,424 respectively (Note 8) ...     8,564       7,125
  Inventories, net (Note 2) .............................    30,216      26,333
  Other current assets ..................................       932       3,264
  Deferred income taxes (Note 12) .......................     1,746       1,804
                                                           --------    --------
    Total current assets ................................    42,400      38,889
Property, plant and equipment, net of accumulated
  depreciation and amortization (Notes 3 and 5) .........     7,137       7,644
Patents, net ............................................     3,454       3,943
Goodwill, net ...........................................    10,760      11,730
Other assets ............................................       585         628
Deferred income taxes (Note 12) .........................        50
                                                           --------    --------
                                                           $ 64,386    $ 62,834
                                                           ========    ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit (Note 4) .....................  $     --    $  2,250
  Current portion of long-term debt (Note 4) ............     2,917       4,382
  Accounts payable ......................................     6,672       2,833
  Accrued compensation ..................................       867       1,143
  Accrued benefit liability .............................       270          --
  Other accrued expenses ................................       218         659
  Income taxes ..........................................       202         468
                                                           --------    --------
    Total current liabilities ...........................    11,146      11,735
                                                           --------    --------
Deferred income taxes (Note 12) .........................        --         201
Long-term debt (Note 4) .................................    13,278      11,802
Commitments and contingencies (Notes 5, 6 and 7) ........        --          --
Stockholders' equity (Notes 9 and 11):
  Preferred stock, $.001 par value; authorized
  5,000 shares; no shares outstanding ...................        --          --
  Common stock, $.001 par value; authorized
  25,000 shares, 8,444 shares issued ....................         8           8
  Paid-in capital .......................................    24,143      24,143
  Retained earnings .....................................    22,448      21,231
  Accumulated other comprehensive loss (Note 6) .........      (351)         --
  Treasury stock, at cost, 831 shares (Note 9) ..........    (6,286)     (6,286)
                                                           --------    --------
    Total stockholders' equity ..........................    39,962      39,096
                                                           --------    --------
                                                           $ 64,386    $ 62,834
                                                           ========    ========

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Year Ended December 31,
                                             ----------------------------------
                                               2001         2000         1999
                                             --------     --------     --------

Net sales (Note 8) .......................   $ 53,627     $ 70,196     $ 56,805
Cost of goods sold .......................     36,928       46,974       39,074
                                             --------     --------     --------
    Gross profit .........................     16,699       23,222       17,731
                                             --------     --------     --------
Operating expenses:
    Selling expenses .....................      5,009        5,943        6,025
    General and administrative ...........      6,200        7,629        7,573
    Research and development .............      2,200        2,125        2,070
                                             --------     --------     --------
                                               13,409       15,697       15,668
                                             --------     --------     --------
Earnings from operations .................      3,290        7,525        2,063
                                             --------     --------     --------

Other income (expense):
    Interest expense .....................     (1,369)      (1,948)      (2,008)
    Other income .........................         --           10            6
                                             --------     --------     --------
                                               (1,369)      (1,938)      (2,002)
                                             --------     --------     --------
Earnings before income taxes .............      1,921        5,587           61
Provision for income taxes (Note 12) .....        704        2,011            2
                                             --------     --------     --------
    Net earnings .........................   $  1,217     $  3,576     $     59
                                             ========     ========     ========
Basic earnings per share (Note 10) .......   $   0.16     $   0.47     $   0.01
                                             ========     ========     ========
Basic weighted average shares
  outstanding (Note 10) ..................      7,613        7,620        7,916
                                             ========     ========     ========
Diluted earnings per share (Note 10) .....   $   0.16     $   0.47     $   0.01
                                             ========     ========     ========
Diluted weighted average shares
  outstanding (Note 10) ..................      7,637        7,632        7,958
                                             ========     ========     ========

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                               Accumulated
                                                    Common Stock                                 Other
                                                 ------------------     Paid-in     Retained  Comprehensive  Treasury
                                                 Shares      Amount     Capital     Earnings      Loss        Stock          Total
                                                 ------     -------     -------     -------     -------      --------      --------
Balance at January 1, 1999 ..................     8,370     $     8     $23,743     $17,596     $    --      $   (851)     $ 40,496
  Proceeds from exercise of stock options ...        22          --         127          --          --            --           127
  Acquisition of treasury stock .............        --          --          --          --          --        (5,435)       (5,435)
  Net earnings ..............................        --          --          --          59          --            --            59
                                                  -----     -------     -------     -------     -------      --------      --------
Balance at December 31, 1999 ................     8,392           8      23,870      17,655          --        (6,286)       35,247

  Proceeds from exercise of stock options ...        52          --         273          --          --            --           273
  Net earnings ..............................        --          --          --       3,576          --            --         3,576
                                                  -----     -------     -------     -------     -------      --------      --------
Balance at December 31, 2000 ................     8,444           8      24,143      21,231          --        (6,286)       39,096

Net earnings ................................        --          --          --       1,217          --            --         1,217
Unrecognized pension liability,
  net of tax (Note 6) .......................        --          --          --          --        (351)           --          (351)
                                                                                                                           --------
Comprehensive income ........................                                                                                   866
                                                  -----     -------     -------     -------     -------      --------      --------
Balance at December 31, 2001 ................     8,444     $     8     $24,143     $22,448     $  (351)     $ (6,286)     $ 39,962
                                                  =====     =======     =======     =======     =======      ========      ========

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      Year Ended December 31,
                                                    --------------------------
                                                     2001      2000      1999
                                                    ------    ------    ------

Cash Flows From Operating Activities:
  Net earnings .................................... $1,217    $3,576    $   59
  Adjustments to reconcile net earnings to cash
  provided by operating activities:
    Depreciation ..................................  1,310     1,464     1,464
    Amortization ..................................  1,502     1,537     1,530
    Provision for inventory reserves ..............    540       211       119
    Provision for doubtful accounts ...............    307       741     1,043
    Deferred income taxes .........................      4      (570)       67
    Changes in operating assets and liabilities:
      Accounts receivable ......................... (1,746)    2,103     4,976
      Inventories ................................. (4,423)      249    (2,695)
      Other current assets ........................  2,054    (1,257)   (1,410)
      Other assets ................................     43        --       (47)
      Income taxes ................................   (266)      154        44
      Accounts payable and accrued expenses .......  3,169    (1,952)    2,233
                                                    ------    ------    ------
        Net cash provided by operating activities .  3,711     6,256     7,383
                                                    ------    ------    ------
Cash Flows From Investing Activities:
     Capital expenditures .........................   (803)     (368)   (1,197)
     Acquisition of licenses ......................     --      (501)       --
                                                    ------    ------    ------
        Net cash used in investing activities .....   (803)     (869)   (1,197)
                                                    ------    ------    ------
Cash Flows From Financing Activities:
  Net borrowings (repayments) under
    revolving line of credit ......................  2,117      (922)    1,345
  Repayments of long-term debt .................... (4,356)   (4,423)   (2,717)
  Deferred financing costs ........................    (90)       --        --
  Proceeds from exercise of stock options .........     --       273       127
  Acquisition of treasury stock ...................     --        --    (5,435)
                                                    ------    ------    ------
        Net cash used in financing activities ..... (2,329)   (5,072)   (6,680)
                                                    ------    ------    ------
Net increase (decrease) in cash ...................    579       315      (494)
Cash, beginning of year ...........................    363        48       542
                                                    ------    ------    ------
Cash, end of year ................................. $  942    $  363    $   48
                                                    ======    ======    ======
Supplemental Cash Flow Information:
  Cash paid for interest .......................... $1,447    $1,955    $2,025
  Cash paid for income taxes ......................    966     2,070       660
                                                    ======    ======    ======
Non-cash investing and financing activities:
  Capital lease obligations ....................... $   --    $   --    $  965

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

(E)      INTANGIBLE ASSETS

         Intangible assets, net totaling $14,799 and $16,301 as of December 31, 2001 and 2000, respectively, consist of goodwill, prepaid licensing fees, and acquired patent rights, and are carried at cost less accumulated amortization. Amortization is computed utilizing the straight-line method over the estimated useful life of the respective asset, 3 to 15 years. Accumulated amortization was $6,628 and $5,126 for 2001 and 2000, respectively.

(F)      LONG-LIVED ASSETS

         The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets based on non-discounted cash flows. No impairment losses have been recorded through December 31, 2001.

(G)      STATEMENTS OF CASH FLOWS

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2001, 2000 and 1999.

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

         Approximately 56% of the Company's employees are covered by a three year collective bargaining agreement, which expires in February 2005.

         The Company estimates that headend products accounted for approximately 52% of the Company's revenues in 2001, 40% in 2000 and 60% in 1999. Any substantial decrease in sales of headend products could have a material adverse effect on the Company's results of operations, financial condition, and cash flows.

         The Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher(R) and DigiCipher(R) encryption systems manufactured by Motorola, Inc., which are standard encryption methodologies employed on U.S. C-Band and Ku-Band transponders and Hughes Network Systems digital satellite receivers for delivery of DIRECTV(TM) programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company's operating results. The Company does not have a supply agreement with Motorola, Inc. or any other supplier. The Company submits purchase orders to its suppliers on an as-needed basis.

(N)      SHIPPING AND HANDLING COSTS

         Shipping and handling costs are recorded as a component of selling expenses. Revenues from shipping and handling are not significant.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


(O)      NEW ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was adopted by the Company on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. In August, 2001 the Company terminated a previous interest rate swap agreement and recorded $82 in additional interest expense. At December 31, 2001 the Company did not have any derivative financial instruments. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

         In July 2001, the FASB issued FAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001. This statement also requires that entities complete a transitional goodwill impairment test six months from the date of adoption and reassess the useful lives of other intangible assets within the first quarter of its adoption. The Company is in the process of completing this test and, accordingly, has not yet determined what effect the adoption of this statement will have on its financial statements. The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $10,760 and other intangible assets is $4,038. Amortization of goodwill during the year ended December 31, 2001 was $970.

         In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new guidance resolves significant implementation issues related to FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FAS 144 supersedes FAS 121, but it retains its fundamental provisions. It also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. FAS 144 retains the requirement of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of FAS 144 is not recoverable from its undiscounted cash flows and exceeds its fair value.

         FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of FAS 144 generally are to be applied prospectively. The Company believes that the adoption of FAS 144 will not have a material impact on the Company's financial position or results of operations.


NOTE 2 - INVENTORIES

Inventories, net of reserves, are summarized as follows:

                                                                  December 31,
                                                              ------------------
                                                                2001       2000
                                                              -------    -------

Raw materials ............................................    $13,071    $11,346
Work in process ..........................................      2,797      3,261
Finished goods ...........................................     14,348     11,726
                                                              -------    -------
                                                              $30,216    $26,333
                                                              =======    =======

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

                                                                 December 31,
                                                             ------------------
                                                               2001       2000
                                                             -------    -------
Land .....................................................   $ 1,000    $ 1,000
Building .................................................     3,361      3,361
Machinery and equipment ..................................     7,365      6,817
Furniture and fixtures ...................................       398        398
Office equipment .........................................     1,713      1,482
Building improvements ....................................       640        616
                                                             -------    -------
                                                              14,477     13,674
Less:  Accumulated depreciation and amortization .........    (7,340)    (6,030)
                                                             -------    -------
                                                             $ 7,137    $ 7,644
                                                             =======    =======

NOTE 4 - DEBT

                  During 2001, the Company commenced efforts to refinance its line of credit with First Union, and on March 20, 2002 the Company executed a credit agreement with Commerce Bank, N.A. for a $19,500 credit facility, comprised of (i) a $7,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 30, 2003, (ii) a $9,000 term loan which bears interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants and (iii) a $3,500 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the new line of credit with Commerce Bank is March 20, 2004. The term loan requires equal monthly principal payments of $187 and matures on March 20, 2006. The mortgage loan requires equal monthly principal payments of $19 and matures on March 20, 2017. The mortgage loan is callable after five years at the lender's option.

                  Upon execution of the credit agreement with Commerce Bank, $14,954 was advanced to the Company, of which $14,827 was used to pay all unpaid principal and accrued interest under the Company's prior line of credit and term loans with First Union National Bank ("FIRST UNION").

                  As a result of the new credit agreement, the First Union debt has been reflected based on the new terms in the accompanying balance sheet.

                  Prior to March 20, 2002, the Company had a $5,500 revolving line of credit with First Union on which funds could be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants (5.25% at December 31, 2001). At December 31, 2001, the Company had $4,367 outstanding under the First Union line of credit. The agreement contained restrictions that required the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. The Company also had, prior to March 20, 2002, two outstanding term loans with First Union (Old Term Loan A and Old Term Loan B) which accrued interest at a variable interest rate. At December 31, 2001, the aggregate amount outstanding under both term loans was $10,941.

                  At June 30, 2001, September 30, 2001 and December 31, 2001, the Company was unable to meet certain of its financial covenants under the First Union credit agreement, compliance with which was waived by First Union as of June 30, 2001 and September 30, 2001. Also, in November 2001, the maturity date of the First

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


Union line of credit was extended until March 31, 2002 and the Company agreed that one of the financial covenants which had previously been deleted from the credit agreement would again become effective as of December 31, 2001. The average amount outstanding on the line of credit during 2001 was $3,661 at a weighted average interest rate of 7.02%. The maximum amount outstanding on the line of credit during 2001 was $5,183.

                  The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Long-term debt consists of the following:

                                                                 December 31,
                                                             ------------------
                                                               2001       2000
                                                             -------    -------

Revolving Line of Credit .................................   $ 4,367    $    --
Term Loan ................................................     9,000         --
Mortgage loan ............................................     1,941         --
Old Term Loan B ..........................................        --      1,944
Old Term Loan A ..........................................        --     12,983
Capital leases (Note 5) ..................................       887      1,257
                                                             -------    -------
                                                              16,195     16,184
Less:  Current portion ...................................    (2,917)    (4,382)
                                                             -------    -------
                                                             $13,278    $11,802
                                                             =======    =======

         Annual maturities of long-term debt at December 31, 2001 are:

2002.......................  $  2,917
2003.......................     2,632
2004.......................     7,008
2005.......................     2,649
2006.......................       989
Thereafter.................         -
                             ---------
                             $ 16,195
                             =========

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


                  Future   minimum   rental    payments,    required   for   all
noncancellable leases are as follows:

                                                             Capital   Operating
                                                             -------    -------
2002 .....................................................   $   327    $    78
2003 .....................................................       194         58
2004 .....................................................       191         12
2005 .....................................................       186         --
2006 .....................................................       157         --
Thereafter ...............................................        --         --
                                                             -------    -------
Total future minimum lease payments ......................     1,055    $   148
                                                                        =======
Less:  amounts representing interest .....................       168
                                                             -------
Present value of minimum lease payments ..................   $   887
                                                             =======

                  Property, plant and equipment included capitalized leases of $2,552, less accumulated amortization of $1,477, at December 31, 2001, and capitalized leases of $2,514, less accumulated amortization of $1,149, at December 31, 2000.

                  Rent expense was $111, $160 and $217 for the years ended December 31, 2001, 2000 and 1999, respectively.

LITIGATION

                  The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

NOTE 6 - BENEFIT PLANS

DEFINED CONTRIBUTION PLAN

                  The Company has a defined contribution plan covering all full time non-union employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee's salary deferral. The Company's contributions to this plan were $208, $185, and $254 for the years ended December 31, 2001, 2000 and 1999, respectively.

DEFINED BENEFIT PENSION PLAN

                  Substantially all union employees who meet certain requirements of age, length of service and hours worked per year are covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service. Net periodic pension cost for this plan includes the following components:

                                                           December 31,
                                                    ---------------------------
Components of net periodic pension cost: ......      2001       2000       1999
                                                    -----      -----      -----
Service cost ..................................     $ 155      $ 121      $ 121
Interest cost .................................       116         80         76
Actual return on plan assets ..................      (105)      (148)       (29)
Recognized net actuarial (gain) loss ..........        27         63        (33)
                                                    -----      -----      -----
Net periodic pension cost .....................     $ 193      $ 116      $ 135
                                                    =====      =====      =====

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


                  The funded status of the plan and the amounts recorded in the Company's consolidated balance sheets are as follows:

                                                                 December 31,
                                                             ------------------
                                                               2001       2000
                                                             -------    -------
         Change in benefit obligation:
         Benefit obligation at beginning of year ..........  $ 1,299    $ 1,248
         Service cost .....................................      155        121
         Interest cost ....................................      116         80
         Actuarial (gain) loss ............................      369        (87)
         Benefits paid ....................................      (34)       (63)
                                                             -------    -------
         Benefit obligation at end of year ................    1,905      1,299
                                                             -------    -------

         Change in plan assets:
         Fair value of plan assets at beginning of year ...    1,427      1,158
         Actual return on plan assets .....................       (9)       148
         Employer contribution ............................      191        184
         Benefits paid ....................................      (34)       (63)
                                                             -------    -------
         Fair value of plan assets at end of year .........    1,575      1,427
                                                             -------    -------
         Funded status.....................................     (329)       129
         Unrecognized net actuarial loss ..................      694        209
         Unrecognized net transition liability ............      (50)       (60)
                                                             -------    -------
         Prepaid benefit cost .............................  $   315    $   278
                                                             =======    =======


Key economic assumptions used in these determinations were:

                                                                 December 31,
                                                             ------------------
                                                               2001       2000
                                                             -------    -------
         Discount rate ....................................      7.0%       7.0%
         Expected long-term rate of return ................      7.0%       7.0%

                  During 2001, the Company recorded an unrecognized pension liability of $351 as an accumulated other comprehensive loss adjustment to stockholders' equity. This amount represents a portion of the unrecognized net actuarial loss for the year ending December 31, 2001.

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

                  Credit risk with respect to trade accounts receivable is concentrated with five of the Company's customers. These customers accounted for approximately 29% and 35% of the Company's outstanding trade accounts receivable at December 31, 2001 and 2000, respectively. These customers are distributors of telecommunications and private cable television components, and providers of franchise and private cable television service. The Company performs ongoing credit evaluations of its customers' financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company's operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

                  For the year ended December 31, 2001, the Company's largest customer accounted for approximately 14% of the Company's sales. This customer also accounted for approximately 11% of the Company's sales in 2000 and for approximately 14% of the Company's sales in 1999. At December 31, 2001, this customer accounted for approximately 11% of the Company's outstanding trade accounts receivable. At December 31, 2001, two other customers accounted for 12% and 11%, respectively, of the Company's outstanding trade accounts receivable. Management believes these amounts to be collectible. For the year ending December 31, 2000, the Company's largest customer accounted for approximately 29% of the Company's sales.

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


NOTE 10 - EARNINGS PER SHARE

                  Basic and diluted earnings per share for each of the three years ended December 31, 2001, 2000 and 1999 are calculated as follows:


                                            Net Income       Shares    Per Share
                                            (Numerator)  (Denominator)  Amount
                                           -------------------------------------

For the year ended December 31, 2001:

   Basic earnings per share                    $1,217        7,613        $0.16
   Effect of assumed conversion of
   employee stock options                          --           24           --
                                               --------------------------------

   Diluted earnings per share                  $1,217        7,637        $0.16
                                               ================================


For the year ended December 31, 2000:

   Basic earnings per share                    $3,576        7,620        $0.47
   Effect of assumed conversion of
   employee stock options                          --           12           --
                                               --------------------------------

   Diluted earnings per share                  $3,576        7,632        $0.47
                                               ================================


For the year ended December 31, 1999:

   Basic earnings per share                    $   59        7,916        $0.01
   Effect of assumed conversion of
   employee stock options                          --           42           --
                                               --------------------------------

   Diluted earnings per share                  $   59        7,958        $0.01
                                               ================================


                  The diluted share base excludes incremental shares of 888, 850, and 837 related to stock options and a warrant for December 31, 2001, 2000 and 1999, respectively. These shares were excluded due to their antidilutive effect.

NOTE 11 - STOCK OPTION PLANS

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


                  The following tables summarize information about stock options outstanding for each of the three years ended December 31, 1999, 2000 and 2001:

                                         Weighted-
                                          Average                  Weighted-Average
                               1994       Exercise        1995         Exercise          1996        Weighted-Average
                             Plan (#)    Price ($)      Plan (#)      Price ($)         Plan (#)    Exercise Price ($)
                           ---------------------------------------------------------------------------------------------
Shares under option:
Outstanding at
      January 1, 1999           122          5.30           661             7.00             26              6.91
      Granted                    --            --            51             6.54              8              6.53
      Exercised                  (8)         3.97           (14)            6.88             --                --
      Forfeited                  (3)         4.33           (42)            6.88             --                --
Outstanding at
      December 31, 1999         111          5.42           656             6.97             34              6.82
      Granted                    --            --           156             6.78             20              7.03
      Exercised                 (23)         3.44           (28)            6.88             --                --
      Forfeited                  --            --           (55)            6.82             --                --
Outstanding at
      December 31, 2000          88          5.93           729             6.94             54              6.90
      Granted                    34          2.88           130             2.95             20              2.88
      Exercised                  --            --            --               --             --                --
      Forfeited                 (35)         9.19           (92)            7.72             --                --
Outstanding at
      December 31, 2001          87          3.42           767             6.18             74              5.80
Options exercisable at
December 31, 2001                56          3.72           497             6.85             54              6.90
Weighted-average fair
value of options granted
during:  1999                    --                         $4.93                        $4.97
         2000                    --                         $4.49                        $4.51
         2001                 $2.22                         $2.28                        $2.22


         Total options available for grant were 105 and 106 at December 31, 2001 and December 31, 2000, respectively.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                              Options Outstanding                                        Options Exercisable
                     ---------------------------------------                      ----------------------------------

   Range of          Number of Options    Weighted-Average     Weighted-Average      Number       Weighted-Average
   Exercise            Outstanding at         Remaining         Exercise Price     Exercisable     Exercise Price
  Prices ($)              12/31/01        Contractual Life           ($)           at 12/31/01           ($)
------------------  --------------------  ------------------  ------------------  --------------  ------------------
1994 Plan:
   2.57 to 2.88              55                    6.3                  2.74              24               2.57
           4.33              29                    3.4                  4.33              29               4.33
           6.88               3                    4.9                  6.88               3               6.88
                           ----                                                         ----
   2.57 to 6.88              87                    5.3                  3.42              56               3.72
                           ====                                                         ====

1995 Plan:
   2.79 to 3.19             120                    9.1                  2.89               -               -
           3.64              10                    9.6                  3.64               -               -
   5.88 to 6.75             159                    8.4                  6.63              67               6.57
   6.88 to 7.38             473                    5.4                  6.89             427               6.88
           8.63               5                    7.7                  8.63               3               8.63
                           ----                                                         ----
                            767                    6.6                  6.18             497               6.85
                           ====                                                         ====

1996 Plan:
           2.88              20                    9.1                  2.88               -               -
           6.53               8                    7.5                  6.53               8               6.53
   6.88 to 7.03              45                    6.9                  6.95              45               6.95
           8.50               1                    1.0                  8.50               1               8.50
                           ----                                                         ----
                             74                    7.5                  5.80              54               6.90
                           ====                                                         ====

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


                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        2001     2000     1999
                                                       ------   ------   ------
Net earnings - as reported                             $1,217   $3,576   $   59
Net (loss) earnings - pro forma                           748    3,103     (625)
Basic earnings per share - as reported                   0.16     0.47     0.01
Basic (loss) earnings per share - pro forma              0.10     0.41    (0.08)
Diluted earnings per share - as reported                 0.16     0.47     0.01
Diluted (loss) earnings per share - pro forma            0.10     0.41    (0.08)

                  The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:


                                         Year Ended December 31,
                                      -----------------------------
                                        2001       2000       1999
                                      -------    -------    -------
            Expected volatility            71%        68%        63%
            Risk-free interest rate      5.03%       6.2%       5.7%
            Expected lives                9.5          6         10
            Dividend yield               none       none       none


NOTE 12 - INCOME TAXES

                  The following summarizes the provision for income taxes:


                                                        Year Ended December 31,
                                                     --------------------------
                                                       2001       2000     1999
                                                     -------    -------    ----
Current:
   Federal .......................................   $   660    $ 2,438    $ 59
   State and local ...............................        40        143      10
                                                     -------    -------    ----
                                                         700      2,581      69
Deferred:
   Federal .......................................         3       (554)    (58)
   State and local ...............................         1        (16)     (9)
                                                     -------    -------    ----
                                                           4       (570)    (67)
                                                     -------    -------    ----
Provision for income taxes .......................   $   704    $ 2,011    $  2
                                                     =======    =======    ====

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


                  The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:


                                                         Year Ended December 31,
                                                         ----------------------
                                                         2001     2000     1999
                                                         ----    ------    ----
Provision for Federal income taxes at
  the statutory rate ..................................  $653    $1,900    $ 21
State and local income taxes, net of
  Federal benefit .....................................    26        75       6
Adjustment of prior year's accruals ...................    --        --     (25)
Other, net ............................................    25        36      --
                                                         ----    ------    ----
Provision for income taxes ............................  $704    $2,011    $  2
                                                         ====    ======    ====

                  Significant components of the Company's deferred tax assets and liabilities are as follows:

                                             December 31,
                                         ------------------
                                           2001       2000
                                         -------    -------
Deferred tax assets:
   Allowance for doubtful accounts       $   660    $   513
   Inventory                                 946        633
   Accrued vacation                          140        240
   Other - Long Term                         316        522
                                         -------    -------
     Total deferred tax assets             2,062      1,908
                                         -------    -------
Deferred tax liabilities:
   Depreciation                             (266)      (305)
                                         -------    -------
     Total deferred tax liabilities         (266)      (305)
                                         -------    -------
                                         $ 1,796    $ 1,603
                                         =======    =======

NOTE 13 - QUARTERLY FINANCIAL INFORMATION - UNAUDITED

                                               2001 QUARTERS                            2000 QUARTERS
                                  --------------------------------------    ----------------------------------------
                                    First    Second    Third     Fourth      First     Second    Third    Fourth
                                  ----------------------------------------------------------------------------------
Net sales                           $10,745   $12,752  $16,064   $14,066    $21,180   $18,062   $18,937  $12,017
Gross profit                          3,646     4,577    5,251     3,225      6,990     7,028     5,651    3,553
Net earnings (loss)                    (207)      498    1,034      (108)     1,581     1,752       828     (585)
Basic earnings (loss) per share        (.03)      .07      .14      (.02)       .21       .23       .11     (.08)
Diluted earnings (loss) per share      (.03)      .07      .14      (.02)       .21       .23       .11     (.08)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:



The audits referred to in our report dated February 22, 2002, except for Note 4 which is dated March 20, 2002, relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and subsidiaries, which is contained in
Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP
Woodbridge, New Jersey


February 22, 2002

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
           SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

           COLUMN A              COLUMN B           COLUMN C            COLUMN D         COLUMN E
           --------              --------          ---------           --------         --------
                                                   Additions

                                Balance at    Charged   Charged
    Allowance for Doubtful       Beginning      to      to Other     Deductions       Balance at
           Accounts              of Period    Expenses  Accounts     Write-offs      End of Period
           --------              ---------    --------  --------     ----------      -------------
Year ended December 31, 2001:     $1,424       $  409      --              --            $1,833
Year ended December 31, 2000:     $  683       $  741      --              --            $1,424
Year ended December 31, 1999:     $1,201       $1,043      --         ($1,561)           $  683

          INVENTORY RESERVE
Year ended December 31, 2001:     $1,403       $  540      --              --            $1,943
Year ended December 31, 2000:     $1,192       $  211      --              --            $1,403
Year ended December 31, 1999:     $1,073       $  119      --              --            $1,192

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BLONDER TONGUE LABORATORIES, INC.


Date:  March 28, 2002             By:  /s/ JAMES A. LUKSCH
                                      ------------------------------------------
                                           James A. Luksch
                                           President and Chief Executive Officer

                                  By: /s/ ERIC SKOLNIK
                                     -------------------------------------------
                                           Eric Skolnik, Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                       TITLE                      DATE


                                Director, President and Chief     March 28, 2002
 /s/ JAMES A. LUKSCH            Executive Officer (Principal
---------------------------     Executive Officer)
James A. Luksch


                                Chief Financial Officer           March 28, 2002
 /s/ ERIC SKOLNIK               (Principal Financial
---------------------------     Officer and Principal
Eric Skolnik                    Accounting Officer)


                                Director, Executive Vice          March 28, 2002
 /s/ ROBERT J. PALLE, JR.       President, Chief Operating
---------------------------     Officer, Secretary
Robert J. Palle, Jr.            and Treasurer


 /s/ JOHN E. DWIGHT             Director                          March 28, 2002
---------------------------
John E. Dwight


 /s/ JAMES H. WILLIAMS          Director                          March 28, 2002
---------------------------
James H. Williams


 /s/ JAMES F. WILLIAMS          Director                          March 28, 2002
---------------------------
James F. Williams

 /s/ ROBERT B. MAYER            Director                          March 28, 2002
---------------------------
Robert B. Mayer


 /s/ GARY P. SCHARMETT          Director                          March 28, 2002
---------------------------
Gary P. Scharmett


 /s/ ROBERT E. HEATON           Director                          March 28, 2002
---------------------------
Robert E.  Heaton