Form 10-Q
period 2002-03-31
BLONDER TONGUE LABORATORIES INC
filed 2002-05-15
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _____________

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
          _________.

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

Number of shares of common stock, par value $.001, outstanding as of May 11, 2002: 7,613,331

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            March 31,     December 31,
                                                                              2002            2001
                                                                           -------------- ---------------
                                                                           (unaudited)
              ASSETS (NOTE 4)
Current assets:
     Cash...............................................................      $   393         $   942
     Accounts receivable, net of allowance for doubtful
     accounts of $1,923 and $1,833, respectively........................        6,249           8,564
     Inventories, net (Note 3)..........................................       30,214          30,216
     Other current assets ..............................................          716             932
     Deferred income taxes..............................................        1,779           1,746
                                                                           -------------- ---------------
         Total current assets...........................................       39,351          42,400
Property, plant and equipment, net of accumulated
    depreciation and amortization.......................................        6,842           7,137
Patents, net............................................................        3,347           3,454
Goodwill, net...........................................................            -          10,760
Other assets............................................................          763             585
Deferred income taxes...................................................        4,006              50
                                                                           -------------- ---------------
                                                                              $54,309         $64,386
                                                                           ============== ===============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (Note 4).........................      $ 2,691         $ 2,917
     Accounts payable...................................................        5,285           6,672
     Accrued compensation...............................................          898             867
     Accrued benefit liability..........................................          270             270
     Other accrued expenses.............................................          124             218
     Income taxes.......................................................          427             202
                                                                           -------------- ---------------
         Total current liabilities......................................        9,695          11,146
                                                                           -------------- ---------------
Long-term debt (Note 4).................................................       11,355          13,278
Commitments and contingencies...........................................            -               -
Stockholders' equity:
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding .............................................            -               -
     Common stock, $.001 par value; authorized 25,000 shares,
     8,444 shares issued                                                            8               8
     Paid-in capital....................................................       24,143          24,143
     Retained earnings..................................................       15,745          22,448
     Accumulated other comprehensive loss...............................         (351)           (351)
     Treasury stock at cost, 831 shares.................................       (6,286)         (6,286)
                                                                           -------------- ---------------
         Total stockholders' equity.....................................       33,259          39,962
                                                                           -------------- ---------------
                                                                              $54,309         $64,386
                                                                           ============== ===============

See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                       --------------------------------------
                                                                            2002                  2001
                                                                       ----------------      ----------------
Net sales.......................................................            $10,890               $10,745
Cost of goods sold..............................................              7,574                 7,099
                                                                       ----------------      ----------------
    Gross profit................................................              3,316                 3,646
                                                                       ----------------      ----------------
Operating expenses:
    Selling.....................................................              1,118                 1,461
    General and administrative..................................              1,197                 1,563
    Research and development....................................                497                   529
                                                                       ----------------      ----------------
                                                                              2,812                 3,553
                                                                       ----------------      ----------------
Earnings from operations........................................                504                    93
                                                                       ----------------      ----------------

Other expense:
    Interest expense............................................               (211)                 (404)
                                                                       ----------------      ----------------
                                                                               (211)                 (404)
                                                                       ----------------      ----------------
Earnings (loss) before income taxes.............................                293                  (311)
Provision (benefit) for income taxes............................                110                  (104)
                                                                       ----------------      ----------------
Earnings (loss) before cumulative effect........................                183                  (207)
Cumulative effect of change in accounting
     principle, net of tax (Note 2) ............................              6,886                     -
                                                                       ----------------      ----------------
Net loss .......................................................            $(6,703)              $  (207)
                                                                       ================      ================
Basic earnings (loss) per share before cumulative effect........            $  0.02               $ (0.03)
Cumulative effect of change in accounting principle,
     net of tax ................................................              (0.90)                    -
                                                                       ----------------      ----------------
Basic loss per share............................................            $ (0.88)              $ (0.03)
                                                                       ================      ================
Basic weighted average shares outstanding.......................              7,613                 7,613
                                                                       ================      ================
Diluted earnings (loss) per share before cumulative effect......            $  0.02               $ (0.03)
Cumulative effect of change in accounting principle,
     net of tax ................................................              (0.90)                    -
                                                                       ----------------      ----------------
Diluted loss per share..........................................            $ (0.88)              $ (0.03)
                                                                       ================      ================
Diluted weighted average shares outstanding.....................              7,650                 7,625
                                                                       ================      ================

See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                     -------------------------------------
                                                                          2002                  2001
                                                                     ---------------      ----------------
Cash Flows From Operating Activities:
     Net loss......................................................     $ (6,703)               $ (207)
     Adjustments to reconcile net earnings to cash
     provided by (used in) operating activities:
       Cumulative effect...........................................        6,886                     -
       Depreciation................................................          324                   357
       Amortization................................................          107                   411
       Provision for doubtful accounts.............................           90                    90
       Deferred income taxes.......................................         (115)                  108
       Changes in operating assets and liabilities:
         Accounts receivable.......................................        2,225                   934
         Inventories...............................................            2                  (986)
         Other current assets......................................          216                 1,847
         Other assets..............................................         (178)                    -
         Income taxes..............................................          225                  (830)
         Accounts payable and accrued expenses.....................       (1,450)               (2,069)
                                                                     ---------------      ----------------
           Net cash provided by (used in) operating activities.....        1,629                  (345)
                                                                     ---------------      ----------------
Cash Flows From Investing Activities:
     Capital expenditures..........................................          (29)                  (80)
                                                                     ---------------      ----------------
           Net cash used in investing activities...................          (29)                  (80)
Cash Flows From Financing Activities:
     Net borrowings under revolving line of credit.................            -                 1,300
     Borrowings of long-term debt..................................       14,954                     -
     Repayments of long-term debt..................................      (17,103)               (1,081)
                                                                     ---------------      ----------------
           Net cash provided by (used in) financing activities.....       (2,149)                  219
                                                                     ---------------      ----------------
Net increase (decrease) in cash....................................         (549)                 (206)
Cash, beginning of period..........................................          942                   363
                                                                     ---------------      ----------------
Cash, end of period................................................     $    393                $  157
                                                                     ===============      ================
Supplemental Cash Flow Information:
     Cash paid for interest........................................     $    243                $  408
     Cash paid for income taxes....................................            -                   618
                                                                     ===============      ================

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

          The results for the first quarter of 2002 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at March 31, 2002. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was adopted by the Company on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. At March 31, 2002 the Company did not have any derivative financial instruments. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

          In July 2001, the FASB issued FAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. FAS 142 was adopted by the Company on January 1, 2002. The adoption of this pronouncement resulted in the Company recording a $6,886 one-time, non-cash charge to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle. The Company's previous business combinations were accounted for using the purchase method.

          If FAS 142 had been in effect in 2001, the Company's earnings would have been improved because of reduced amortization, as described below:

                                       Net Loss      Basic Net Earnings Per Share     Diluted Net Earnings Per Share
                                       --------      ----------------------------     ------------------------------
Reported Net Loss                       $(207)               $(0.03)                             $(0.03)
Add Amortization, Net of Tax              156                  0.02                                0.02
                                        -----                ------                              ------
Adjusted Net Loss                       $( 51)               $(0.01)                             $(0.01)
                                        =====                ======                              ======

The Company continues to amortize its patents over their estimated useful lives with no significant residual value. Amortization expense for intangible assets excluding goodwill was $107 and $169 for the three month period ending

March 31, 2002 and 2001, respectively. Intangibles amortization is projected to be approximately $400 to $500 per year for the next five years.

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

          FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of FAS 144 generally are to be applied prospectively. The adoption of FAS 144 did not have a material impact on the Company's financial position or results of operations.

NOTE 3 - INVENTORIES

             Inventories net of reserves are summarized as follows:

                                          March 31,         Dec. 31,
                                            2002              2001
                                        --------------    -------------
Raw Materials.........................    $13,336            $13,071
Work in process.......................      2,064              2,797
Finished Goods........................     14,814             14,348
                                        --------------    -------------
                                          $30,214            $30,216
                                        ==============    =============

NOTE 4 - DEBT

          On March 20, 2002 the Company executed a credit agreement with Commerce Bank, N.A. for a $19,500 credit facility, comprised of (i) a $7,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003 (5% at March 31, 2002), (ii) a $9,000 term loan which bears interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants (6.75% at March 31, 2002) and (iii) a $3,500 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the new line of credit with Commerce Bank is March 20, 2004. The term loan requires equal monthly principal payments of $187 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

          Upon execution of the credit agreement with Commerce Bank, $14,954 was advanced to the Company, of which $14,827 was used to pay all unpaid principal and accrued interest under the Company's prior line of credit and term loans with First Union National Bank ("First Union").

          At March 31, 2002, there was $754, $9,000 and $3,500 outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

          Prior to March 20, 2002, the Company had a $5,500,000 revolving line of credit with First Union on which funds could be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or

LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants. The agreement contained restrictions that required the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. The Company also had, prior to March 20, 2002, two outstanding term loans with First Union which accrued interest at a variable interest rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

          In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (See Item 10 - Business; Item 3 - Legal Proceedings; and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations).

First three months of 2002 Compared with first three months of 2001

          Net Sales. Net sales increased $145,000 or 1.3% to $10,890,000 in the first three months of 2002 from $10,745,000 in the first three months of 2001. The increase is attributed to sales of the Motorola QAM decoder, which was introduced in the fourth quarter of 2001, offset by a reduction in interdiction sales. Net sales included approximately $1,014,000 of interdiction equipment for the first three months of 2002 compared to approximately $2,879,000 for the first three months of 2001.

          Cost of Goods Sold. Cost of goods sold increased to $7,574,000 for the first three months of 2002 from $7,099,000 for the first three months of 2001 and also increased as a percentage of sales to 69.6% from 66.1%. The increase as a percentage of sales was caused primarily by a higher portion of sales during the period being comprised of lower margin product, including the Motorola QAM decoder, which was introduced in the fourth quarter of 2001.

          Selling Expenses. Selling expenses decreased to $1,118,000 for the first three months of 2002 from $1,461,000 in the first three months of 2001 and decreased as a percentage of sales to 10.3% for the first three months of 2002 from 13.6% for the first three months of 2001. This $343,000 decrease is primarily attributable to a decrease in wages, fringe benefits, and commissions due to a reduction in headcount, along with a reduction in telecommunications and travel expenses achieved through implementation of expense control programs.

          General and Administrative Expenses. General and administrative expenses decreased to $1,197,000 for the first three months of 2002 from $1,563,000 for the first three months of 2001 and decreased as a percentage of sales to 11.0% for the first three months of 2002 from 14.5% for the first three months of 2001. The $366,000 decrease can be primarily attributed to a reduction in amortization expense due to the adoption of FAS 142 which required the
Company to discontinue amortizing goodwill as well as a reduction in professional fees.

          Research and Development Expenses. Research and development expenses decreased to $497,000 in the first three months of 2002 from $529,000 in the first three months of 2001, primarily due to a decrease in licensing fees. Research and development expenses, as a percentage of sales, decreased to 4.6% in the first three months of 2002 from 4.9% in the first three months of 2001.

          Operating Income. Operating income increased to $504,000 for the first three months of 2002 from $93,000 for the first three months of 2001.

          Interest and Other Expenses. Other expense decreased to $211,000 in the first three months of 2002 from $404,000 in the first three months of 2001. These expenses consisted entirely of interest expense. The decrease is the result of lower average borrowing and lower average interest rates.

          Income Taxes. The provision for income taxes for the first three months of 2002 increased to $110,000 from a benefit of $104,000 for the first three months of 2001 as a result of an increase in taxable income.

          Cumulative effect. During the first three months of 2002, the Company implemented FAS 142, which resulted in the write off of $10,760,000 of the net book value of goodwill, offset by the future tax benefit thereof in the amount of $3,874,000. The net cumulative effect of this change in accounting principles was a one-time non-recurring $6,886,000 charge against earnings in the first three months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash provided by operating activities for the three-month period ended March 31, 2002 was $1,629,000, compared to net cash used in operating activities for the three-month period ended March 31, 2001, which was $345,000, primarily due to a decrease in accounts receivable offset by a decrease in accounts payable and accrued expenses.

          Cash used in investing activities was $29,000, which was attributable to capital expenditures for new equipment. The Company anticipates additional capital expenditures during calendar year 2002 aggregating approximately $100,000, which will be used for the purchase of automated assembly and test equipment.

          Cash used in financing activities was $2,149,000 for the first three months of 2002 primarily comprised of $14,954,000 of borrowings offset by $17,103,000 of repayments of long term debt.

          On March 20, 2002 the Company executed a credit agreement with Commerce Bank, N.A. for a $19,500,000 credit facility, comprised of (i) a $7,000,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003 (5% at March 31, 2002), (ii) a $9,000,000 term loan which bears interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants (6.75% at March 31, 2002) and (iii) a $3,500,000 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the new line of credit with Commerce Bank is March 20, 2004. The term loan requires equal monthly principal payments of $187,000 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19,000 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

          Upon execution of the credit agreement with Commerce Bank, $14,954,000 was advanced to the Company, of which $14,827,000 was used to pay all unpaid principal and accrued interest under the Company's prior line of credit and term loans with First Union National Bank ("First Union").

          At March 31,  2002,  there was  $754,000,  $9,000,000  and  $3,500,000 outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

          Prior to March 20, 2002, the Company had a $5,500,000 revolving line of credit with First Union on which funds could be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or

LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants. The agreement contained restrictions that required the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. The Company also had, prior to March 20, 2002, two outstanding term loans with First Union which accrued interest at a variable interest rate.

          The Company currently anticipates that the cash generated from operations, existing cash balances and amounts available under its existing or a replacement line of credit, will be sufficient to satisfy its foreseeable working capital needs.

NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was adopted by the Company on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. At March 31, 2002 the Company did not have any derivative financial instruments. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

          In July 2001, the FASB issued FAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. FAS 142 was adopted by the Company on January 1, 2002. The adoption of this pronouncement resulted in the Company recording a $6,886,000 one-time, non-cash charge to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle. The Company's previous business combinations were accounted for using the purchase method.

          If FAS 142 had been in effect in 2001, the Company's earnings would have been improved because of reduced amortization, as described below:

                                       Net Loss      Basic Net Earnings Per Share     Diluted Net Earnings Per Share
                                       --------      ----------------------------     ------------------------------
Reported Net Loss                     $(207,000)                $(0.03)                          $(0.03)
Add Amortization, Net of Tax            156,000                   0.02                             0.02
                                      ---------                 ------                           ------
Adjusted Net Loss                     $( 51,000)                $(0.01)                          $(0.01)
                                      =========                 ======                           ======

The Company continues to amortize its patents over their estimated useful lives with no significant residual value. Amortization expense for intangible assets excluding goodwill was $107,000 and $169,000 for the three month period ending March 31, 2002 and 2001, respectively. Intangibles amortization is projected to be approximately $400,000 to $500,000 per year for the next five years.

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

          FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of FAS 144 generally are to be applied prospectively. The adoption of FAS 144 did not have a material impact on the Company's financial position or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At March 31, 2002 and 2001 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $753,913 and $17,481,116, respectively. A hypothetical 1% adverse change in interest rates would have had an annualized unfavorable impact of approximately $377 and $13,859, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels. At March 31, 2002, the Company did not have any derivative financial investments.

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

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the first quarter ended March 31, 2002 through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          The exhibits are listed in the Exhibit Index appearing at page 13 herein.

(b)       No reports on Form 8-K were filed in the quarter ended March 31, 2002.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BLONDER TONGUE LABORATORIES, INC.





Date:  May 15, 2002               By: /s/  James A. Luksch
                                      ------------------------------------------
                                      James A. Luksch
                                      President and Chief Executive Officer



                                  By: /s/  Eric Skolnik
                                      ------------------------------------------
                                      Eric Skolnik
                                      Vice President and Chief Financial Officer
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

     10.1      Loan and Security Agreement dated March 20, 2002         Filed herewith.
               between Blonder Tongue Laboratories, Inc. and
               Commerce Bank, N.A.

     10.2      Revolving Credit Note dated March 20, 2002 by            Filed herewith.
               Blonder Tongue Laboratories, Inc. in favor of
               Commerce Bank, N.A.

     10.3      Term Loan A Note dated March 20, 2002 by Blonder         Filed herewith.
               Tongue Laboratories, Inc. in favor of Commerce
               Bank, N.A.

     10.4      Term Loan B note dated March 20, 2002 by Blonder         Filed herewith.
               Tongue Laboratories, Inc. in favor of Commerce
               Bank, N.A

     10.5      Mortgage, Security Agreement and Fixture Filing          Filed herewith.
               dated March 20, 2002, between Blonder Tongue
               Laboratories, Inc. and Commerce Bank, N.A.

     10.6      Assignment of Rents and Leases made by Blonder           Filed herewith.
               Tongue Laboratories, Inc. in favor of  Commerce
               Bank, N.A.

     10.7      Patent Security Agreement dated March 20, 2002 by        Filed herewith
               Blonder Tongue Laboratories, Inc. in favor of
               Commerce Bank, N.A.

     10.8      Trademark Security Agreement dated March 20, 2002        Filed herewith
               by Blonder Tongue Laboratories, Inc. in favor of
               Commerce Bank, N.A.

     10.9      Surety Agreement dated March 20, 2002 by Blonder         Filed herewith
               Tongue Investment Company in favor of Commerce
               Bank, N.A.
