Form 10-Q
period 2002-06-30
BLONDER TONGUE LABORATORIES INC
filed 2002-08-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002,

                                       OR

[ ]  TRANSITION   REPORT   PURSUANT  TO SECTION  13  OR 15(d) OF THE  SECURITIES
     EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM  _______________  TO
     _______________.

COMMISSION FILE NUMBER 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       52-1611421
  ----------------------------              ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

ONE JAKE BROWN ROAD, OLD BRIDGE, NEW JERSEY               08857
-------------------------------------------             ----------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (732) 679-4000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---


Number of shares of common stock, par value $.001, outstanding as of August 13, 2002: 7,613,331

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    June 30,   December 31,
                                                                                      2002        2001
                                                                                    --------    --------
                                                                                     (unaudited)
              ASSETS (Note 4)
Current assets:
     Cash .......................................................................   $     68    $    942
     Accounts receivable, net of allowance for doubtful
     accounts of $2,001 and $1,833, respectively ................................      5,027       8,564
     Inventories, net (Note 3) ..................................................     29,594      30,216
     Other current assets .......................................................        573         932
     Deferred income taxes ......................................................      1,807       1,746
                                                                                    --------    --------
         Total current assets ...................................................     37,069      42,400
Property, plant and equipment, net of accumulated
    depreciation and amortization ...............................................      6,572       7,137
Patents, net ....................................................................      3,240       3,454
Goodwill, net ...................................................................         --      10,760
Other assets ....................................................................      1,021         585
Deferred income taxes ...........................................................      3,953          50
                                                                                    --------    --------
                                                                                    $ 51,855    $ 64,386
                                                                                    ========    ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (Note 4) .................................   $  2,663    $  2,917
     Accounts payable ...........................................................      1,215       6,672
     Accrued compensation .......................................................        838         867
     Accrued benefit liability ..................................................        270         270
     Other accrued expenses .....................................................        179         218
     Income taxes ...............................................................        253         202
                                                                                    --------    --------
         Total current liabilities ..............................................      5,418      11,146
                                                                                    --------    --------
Long-term debt (Note 4) .........................................................     13,143      13,278
Commitments and contingencies ...................................................         --          --
Stockholders' equity:
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding ......................................................         --          --
     Common stock, $.001 par value; authorized 25,000 shares,
     8,444 shares issued ........................................................          8           8
     Paid-in capital ............................................................     24,145      24,143
     Retained earnings ..........................................................     15,778      22,448
     Accumulated other comprehensive loss .......................................       (351)       (351)
     Treasury stock at cost, 831 shares .........................................     (6,286)     (6,286)
                                                                                    --------    --------
         Total stockholders' equity .............................................     33,294      39,962
                                                                                    --------    --------
                                                                                    $ 51,855    $ 64,386
                                                                                    ========    ========


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                           Three Months Ended June 30,   Six Months Ended June 30,
                                           ---------------------------   -------------------------
                                                 2002        2001           2002         2001
                                               --------    --------       --------    --------
Net sales ..................................   $ 11,257    $ 12,752       $ 22,147    $ 23,497
Cost of goods sold .........................      8,206       8,175         15,780      15,274
                                               --------    --------       --------    --------
   Gross profit ............................      3,051       4,577          6,367       8,223
                                               --------    --------       --------    --------
Operating expenses:
   Selling .................................      1,081       1,213          2,199       2,674
   General and administrative ..............      1,171       1,643          2,368       3,206
   Research and development ................        469         603            966       1,132
                                               --------    --------       --------    --------
                                                  2,721       3,459          5,533       7,012
                                               --------    --------       --------    --------
Earnings from operations ...................        330       1,118            834       1,211
                                               --------    --------       --------    --------
Other Expense:
   Interest expense ........................       (275)       (338)          (486)       (742)
                                               --------    --------       --------    --------

Earnings before income taxes ...............         55         780            348         469
Provision for income taxes .................         22         282            132         178
                                               --------    --------       --------    --------
Earnings before cumulative effect ..........         33         498            216         291
Cumulative effect of change in accounting
   principle, net of tax (Note 2) ..........         --          --         (6,886)         --
                                               --------    --------       --------    --------
Net (loss) earnings ........................   $     33    $    498       $ (6,670)   $    291
                                               ========    ========       ========    ========
Basic earnings per share before
   cumulative effect .......................   $   0.01    $   0.07       $   0.03    $   0.04
Cumulative effect of change in accounting
   principle, net of tax ...................         --          --          (0.90)         --
                                               --------    --------       --------    --------
Basic earnings (loss) per share ............   $   0.01    $   0.07       $  (0.87)   $   0.04
                                               ========    ========       ========    ========
Basic weighted average shares outstanding ..      7,613       7,613          7,613       7,613
                                               ========    ========       ========    ========
Diluted earnings per share before
   cumulative effect .......................   $   0.01    $   0.07       $   0.03    $   0.04
Cumulative effect of change in accounting
   principle, net of tax ...................         --          --          (0.90)         --
                                               --------    --------       --------    --------
Diluted earnings (loss) per share ..........   $   0.01    $   0.07       $  (0.87)   $   0.04
                                               ========    ========       ========    ========
Diluted weighted average shares
 outstanding ...............................      7,630       7,627          7,613       7,623
                                               ========    ========       ========    ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Six Months Ended June 30,
                                                             -------------------------
                                                                 2002        2001
                                                               --------    --------
 Cash Flows From Operating Activities:
   Net earnings (loss) ......................................  $ (6,670)   $    291
   Adjustments to reconcile net earnings (loss) to cash
     provided by (used in) operating activities:
    Cumulative effect of change in accounting principle .....     6,886          --
     Depreciation ...........................................       642         622
     Amortization ...........................................       216         822
     Provision for doubtful accounts ........................       168         179
     Deferred income taxes ..................................       (90)         16
  Changes in operating assets and liabilities:
     Accounts receivable ....................................     3,368         (15)
     Inventories ............................................       622        (455)
     Other current assets ...................................       359       1,597
     Other assets ...........................................      (186)         --
     Income taxes ...........................................        51        (467)
     Accounts payable and accrued expenses ..................    (5,525)     (1,518)
                                                               --------    --------
       Net cash provided by (used in) operating activities...      (159)      1,072
                                                               --------    --------
Cash Flows From Investing Activities:
   Capital expenditures .....................................       (78)       (128)
   Investment in Priority Systems Group .....................      (250)         --
                                                               --------    --------
     Net cash used in investing activities ..................      (328)       (128)
                                                               --------    --------
Cash Flows From Financing Activities:
  Net borrowings under revolving line of credit .............        --       1,263
   Borrowings of long-term debt .............................    23,719          --
   Repayments of long-term debt .............................   (24,108)     (2,176)
   Proceeds from exercise of stock options ..................         2          --
                                                               --------    --------
     Net cash used in financing activities ..................      (387)       (913)
                                                               --------    --------
 Net increase (decrease) in cash ............................      (874)         31
 Cash, beginning of period ..................................       942         363
                                                               --------    --------
 Cash, end of period ........................................  $     68    $    394
                                                               ========    ========
Supplemental Cash Flow Information:
   Cash paid for interest ...................................  $    470    $    783
   Cash paid for income taxes ...............................        51         618


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

     The results for the second quarter and six months of 2002 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at June 30, 2002. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial  Accounting  Standards  Board  ("FASB")  issued
Statement of Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was adopted by the Company on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. At June 30, 2002 the Company did not have any derivative financial instruments. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

     In July 2001, the FASB issued FAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. FAS 142 was adopted by the Company on January 1, 2002. The adoption of this pronouncement resulted in the Company recording a $6,886 one-time, non-cash charge, net of tax, to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle. The Company's previous business combinations were accounted for using the purchase method.

     If FAS 142 had been in effect in 2001, the Company's six-month earnings would have been improved because of reduced amortization, as described below:

                                                Basic Net             Diluted Net
                             Net Earnings      Earnings Per Share   Earnings Per Share
                             ------------      ------------------   ------------------

Reported Net Earnings              $291            $0.04             $0.04
Add Amortization, Net of Tax        312             0.04              0.04
                                   ----            -----             -----
Adjusted Net Earnings              $603            $0.08             $0.08
                                   ====            =====             =====

The Company continues to amortize its patents over their estimated useful lives with no significant residual value. Amortization expense for intangible assets excluding goodwill was $216 and $334 for the six- month period ending June 30, 2002 and 2001, respectively. Intangibles amortization is projected to be approximately $400 to $500 per year for the next five years.

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

NOTE 3 - INVENTORIES

     Inventories net of reserves are summarized as follows:

                     June 30, 2002    Dec. 31, 2001
                     -------------    -------------
Raw Materials .......  $13,386          $13,071
Work in process .....    1,438            2,797
Finished Goods ......   14,770           14,348
                       -------          -------
                       $29,594          $30,216
                       =======          =======

NOTE 4 - DEBT

     On March 20, 2002 the Company executed a credit agreement with Commerce Bank, N.A. for a $19,500 credit facility, comprised of (i) a $7,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003 (5% at June 30, 2002), (ii) a $9,000 term loan which bears interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants (6.75% at June 30, 2002) and (iii) a $3,500 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the new line of credit with Commerce Bank is March 20, 2004. The term loan requires equal monthly principal payments of $187 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     Upon execution of the credit agreement with Commerce Bank, $14,954 was advanced to the Company, of which $14,827 was used to pay all unpaid principal and accrued interest under the Company's prior line of credit and term loans with First Union National Bank ("FIRST UNION").

     At June 30, 2002, there was $2,990, $8,438 and $3,442 outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

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

GENERAL

     During June, 2002, the Company formed a joint venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit cable television systems (the "Systems") owned by affiliates of Verizon Communications, Inc. The joint venture entity, Priority Systems Group, LLC (the "Joint Venture"), has signed a definitive purchase agreement to acquire the Systems, which are comprised of approximately 4,350 existing MDU cable television subscribers and 9,500 passings for the purchase price of $575 per subscriber. The actual subscriber count and purchase price will be determined on the final closing date, which is anticipated to occur on or before September 1, 2002. The Systems are expected to be cashflow positive in the first year. It is planned that the Systems will be upgraded with interdiction and other products of the Company over the course of operation.

     In consideration for its majority interest in the Joint Venture, the Company advanced to the Joint Venture $250,000, which was paid to the sellers as a down payment against the final purchase price for the Systems. The Company also agreed to guaranty payment of the aggregate purchase price for the Systems by the Joint Venture. The approximately $2.25 million balance of the purchase price must be paid by the Joint Venture on or before three months after the final closing date under the purchase agreement pursuant to the terms of a promissory note (the "Seller Note") to be executed by the Joint Venture in favor of the sellers.

     The Company is assisting the Joint Venture in obtaining long term financing to replace the Seller Note and believes the Joint Venture will be able to obtain such replacement financing on or before the maturity date of the Seller Note. If the Joint Venture is unable to obtain such replacement financing, however, the Company will be required to pay the balance of the purchase price for the Systems at the final maturity date of the Seller Note. The Company believes that, if necessary, it would be able to fund this amount through a combination of cashflow from operations, financing from its existing lender and/or financing from other lenders. However, there can be no assurance that such financing will be available on terms acceptable to the Company or at all.

Second three months of 2002 Compared with second three months of 2001

     Net Sales. Net sales decreased $1,495,000, or 11.7%, to $11,257,000 in the second three months of 2002 from $12,752,000 in the second three months of 2001. The decrease in sales is primarily attributed to a decrease in sales of interdiction products. Net sales included approximately $866,000 of interdiction equipment for the second three months of 2002 compared to approximately $2,430,000 for the second three months of 2001.

     Cost of Goods Sold. Cost of goods sold increased to $8,206,000 for the second three months of 2002 from $8,175,000 for the second three months of 2001 and increased as a percentage of sales to 72.9% from 64.1%. The increase as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of lower margin products, including the Motorola QAM decoder which was introduced in the fourth quarter of 2001.

     Selling Expenses. Selling expenses decreased to $1,081,000 for the second three months of 2002 from $1,213,000 in the second three months of 2002, primarily due to a decrease in wages and fringe benefits related to a reduction in headcount along with a decrease in travel and advertising achieved through implementation of expense control programs.

     General and Administrative Expenses. General and administrative expenses decreased to $1,171,000 for the second three months of 2002 from $1,643,000 for the second three months of 2001 and decreased as a percentage of sales to 10.4% for the second three months of 2002 from 12.9% for the second three months of 2001. The $472,000 decrease can be primarily attributed to a reduction in amortization expense due to the adoption of FAS 142 which required the Company to discontinue amortizing goodwill as well as a reduction in professional fees.

     Research and Development Expenses. Research and development expenses decreased to $469,000 in the second three months of 2002 from $603,000 in the second three months of 2001, primarily due to a decrease in consulting expenses, licensing fees, and departmental supplies.

     Operating Income. Operating income decreased 70.5% to $330,000 for the second three months of 2002 from $1,118,000 for the second three months of 2001. Operating income as a percentage of sales decreased to 2.9% in the second three months of 2002 from 8.8% in the second three months of 2001.

     Interest Expense. Interest expense decreased to $275,000 in the second three months of 2002 from $338,000 in the second three months of 2001. The decrease is the result of lower average borrowing and lower average interest rates.

     Income Taxes. The provision for income taxes for the second three months of 2002 decreased to $22,000 from $282,000 for the second three months of 2001 as a result of a decrease in taxable income.

First six months of 2002 Compared with first six months of 2001

     Net Sales. Net sales decreased $1,350,000 or 5.8% to $22,147,000 in the first six months of 2002 from $23,497,000 in the first six months of 2001. The decrease is attributed to a reduction in interdiction sales, offset by sales of the Motorola QAM decoder, which was introduced in the fourth quarter of 2001. Net sales included approximately $1,880,000 of interdiction equipment for the first six months of 2002 compared to approximately $5,309,000 for the first six months of 2001.

     Cost of Goods Sold. Cost of goods sold increased to $15,780,000 for the first six months of 2002 from $15,274,000 for the first six months of 2001 and also increased as a percentage of sales to 71.3% from 65.0%. The increase as a percentage of sales was caused primarily by a higher portion of sales during the period being comprised of lower margin products, including the Motorola QAM decoder, which was introduced in the fourth quarter of 2001.

     Selling Expenses. Selling expenses decreased to $2,199,000 for the first six months of 2002 from $2,674,000 in the first six months of 2001 and decreased as a percentage of sales to 9.9% for the first six months of 2002 from 11.4% for the first six months of 2001. This $475,000 decrease is primarily attributable to a decrease in wages, fringe benefits, and commissions due to a reduction in headcount, along with a reduction in telecommunications, advertising and travel expenses achieved through implementation of expense control programs.

     General and Administrative Expenses. General and administrative expenses decreased to $2,368,000 for the first six months of 2002 from $3,206,000 for the first six months of 2001 and decreased as a percentage of sales to 10.7% for the first six months of 2002 from 13.6% for the first six months of 2001. The $838,000 decrease can be primarily attributed to a reduction in amortization expense due to the adoption of FAS 142 which required the Company to discontinue amortizing goodwill as well as a reduction in professional fees.

     Research and Development Expenses. Research and development expenses decreased to $966,000 in the first six months of 2002 from $1,132,000 in the first six months of 2001, primarily due to a decrease in consulting expenses, licensing fees, and departmental supplies.

     Operating Income. Operating income decreased to $834,000 for the first six months of 2002 from $1,211,000 for the first six months of 2001.

     Interest Expense. Interest expense decreased to $486,000 in the first six months of 2002 from $742,000 in the first six months of 2001. The decrease is the result of lower average borrowing and lower average interest rates.

     Income Taxes. The provision for income taxes for the first six months of 2002 decreased to $132,000 from $178,000 for the first six months of 2001 as a result of a decrease in taxable income.

     Cumulative Effect. During the first six months of 2002, the Company implemented FAS 142, which resulted in the write off of $10,760,000 of the net book value of goodwill, offset by the future tax benefit thereof in the amount of $3,874,000. The net cumulative effect of this change in accounting principles was a one-time non-recurring $6,886,000 charge against earnings in the first three months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash used in operating activities for the six-month period ended June 30, 2002 was $159,000, compared to cash provided by operating activities of $1,072,000 for the six month period ended June 30, 2001, primarily due to a decrease in accounts payable and accrued expenses, offset by a decrease in accounts receivable.

     Cash used in investing activities was $328,000, which was attributable to capital expenditures for new equipment and an investment in Priority Systems Group. The Company anticipates total capital expenditures during calendar year 2002 aggregating approximately $100,000, which will be used for the purchase of automated assembly and test equipment.

     Cash used in financing activities was $387,000 for the first six months of 2002 primarily comprised of $23,719,000 of borrowings offset by $24,108,000 of repayments of long term debt.

     On March 20, 2002 the Company executed a credit agreement with Commerce Bank, N.A. for a $19,500,000 credit facility, comprised of (i) a $7,000,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003 (5% at June 30, 2002), (ii) a $9,000,000 term loan which bears interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants (6.75% at June 30, 2002) and (iii) a $3,500,000 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the new line of credit with Commerce Bank is March 20, 2004. The term loan requires equal monthly principal payments of $187,000 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19,000 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     Upon execution of the credit agreement with Commerce Bank, $14,954,000 was advanced to the Company, of which $14,827,000 was used to pay all unpaid principal and accrued interest under the Company's prior line of credit and term loans with First Union National Bank ("First Union").

     At  June  30,  2002,  there  was  $2,990,000,   $8,438,000  and  $3,442,000
outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial  Accounting  Standards  Board  ("FASB")  issued
Statement of Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 was adopted by the Company on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. At June 30, 2002 the Company did not have any derivative financial instruments. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

     In July 2001, the FASB issued FAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. FAS 142 was adopted by the Company on January 1, 2002. The adoption of this pronouncement resulted in the Company recording a $6,886,000 one-time, non-cash charge, net of tax, to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle. The Company's previous business combinations were accounted for using the purchase method.

     If FAS 142 had been in effect in 2001, the Company's six month earnings would have been improved because of reduced amortization, as described below:
                                                Basic Net        Diluted Net
                                                Earnings          Earnings
                                 Net Earnings   Per Share        Per Share
                                 ------------   ---------        ---------

Reported Net Earnings              $291,000         $0.04           $0.04
Add Amortization, Net of Tax        312,000          0.04            0.04
                                   --------         -----           -----
Adjusted Net Earnings              $603,000         $0.08           $0.08
                                   ========         =====           =====

The Company continues to amortize its patents over their estimated useful lives with no significant residual value. Amortization expense for intangible assets excluding goodwill was $216,000 and $334,000 for the six month period ending June 30, 2002 and 2001, respectively. Intangibles amortization is projected to be approximately $400,000 to $500,000 per year for the next five years.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At June 30, 2002 and 2001 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $2,990,000 and $14,596,000 respectively. A hypothetical 1% adverse change in interest rates would have had an annualized unfavorable impact of approximately $1,500 and $11,000, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels. At June 30, 2002, the Company did not have any derivative financial investments.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders (the "Meeting") on May 3, 2002. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (March 20, 2002), there were 7,612,664 shares of Common Stock outstanding and entitled to vote. The following were the matters voted upon at the Meeting:

     1.  Election of  Directors.  The  following  directors  were elected at the
Meeting: John E. Dwight, Robert E. Heaton and James A. Luksch. The number of votes cast for and withheld from each director are as follows:

            DIRECTORS                        FOR                      WITHHELD
            ---------                        ---                      --------

          John E. Dwight                 7,140,165                    188,145
          Robert E. Heaton               7,296,565                     31,745
          James A. Luksch                7,141,165                    188,780

          Robert B. Mayer, James F. Williams, Robert J. Palle, Jr., Gary Scharmett and James H. Williams, continued as directors after the meeting.

     2. Approval of Amendment to 1995 Long Term Incentive Plan. The amendment to the 1995 Long Term Incentive Plan to increase the shares issuable pursuant to options granted thereunder from 900,000 to 1,150,000 shares was approved by the following vote of the Common Stock:

             FOR              AGAINST           ABSTAIN
             ---              -------           -------

          6,971,978            349,907           7,125



     3. Ratification of Auditors. The appointment of BDO Seidman, LLP as the Company's independent auditors for the year ending December 31, 2002 was ratified by the following vote of Common Stock:

             FOR              AGAINST           ABSTAIN
             ---              -------           -------

          7,265,570            56,780            5,960

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits are listed in the Exhibit Index appearing at page 13 herein.

(b)  No reports on Form 8-K were filed in the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BLONDER TONGUE LABORATORIES, INC.





Date:  August 14, 2002                  By: /s/  James A. Luksch
                                           -------------------------------------
                                           James A. Luksch
                                           President and Chief Executive Officer



                                        By: /s/  Eric Skolnik
                                           -------------------------------------
                                           Eric Skolnik
                                           Vice President and Chief Financial
                                           Officer
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

99.1      Certification pursuant to Section 906 of                 Filed herewith
          Sarbanes-Oxley Act of 2002
