Form 10-Q
period 2002-09-30
BLONDER TONGUE LABORATORIES INC
filed 2002-11-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
     ___________.


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
Yes   X    No
    -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    ----     ------

Number of shares of common stock, par value $.001, outstanding as of November 14, 2002: 7,584,526

                      The Exhibit Index appears on page 17.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         September    December
                                                                          30, 2002    31, 2001
                                                                          --------    --------
                                                                        (unaudited)
              ASSETS (Note 4)
Current assets:
     Cash .............................................................   $     68    $    942
     Accounts receivable, net of allowance for doubtful
     accounts of $1,991 and $1,833, respectively ......................      6,744       8,564
     Inventories, net (Note 3) ........................................     27,741      30,216
     Notes receivable (Note5) .........................................        459          --
     Other current assets .............................................        642         932
     Deferred income taxes ............................................      1,964       1,746
                                                                          --------    --------
         Total current assets .........................................     37,618      42,400
Notes receivable (Note 5) .............................................        988          --
Property, plant and equipment, net ....................................      6,402       7,137
Patents, net ..........................................................      3,134       3,454
Rights-of-entry (Note 6) ..............................................      1,880          --
Goodwill, net .........................................................         --      10,760
Other assets ..........................................................        816         585
Deferred income taxes .................................................      4,430          50
                                                                          --------    --------
                                                                          $ 55,268    $ 64,386
                                                                          ========    ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (Note 4) .......................   $  2,635    $  2,917
     Accounts payable .................................................      2,543       6,672
     Accrued compensation .............................................        788         867
     Accrued benefit liability ........................................        270         270
     Other accrued expenses ...........................................      1,978         218
     Income taxes .....................................................      1,254         202
                                                                          --------    --------
         Total current liabilities ....................................      9,468      11,146
                                                                          --------    --------
Long-term debt (Note 4) ...............................................     11,993      13,278
Commitments and contingencies .........................................         --          --
Minority interest .....................................................          3          --
Stockholders' equity:
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding ............................................         --          --
     Common stock, $.001 par value; authorized 25,000 shares,
     8,444 shares issued ..............................................          8           8
     Paid-in capital ..................................................     24,145      24,143
     Retained earnings ................................................     16,314      22,448
     Accumulated other comprehensive loss .............................       (351)       (351)
     Treasury stock at cost, 846 shares ...............................     (6,312)     (6,286)
                                                                          --------    --------
         Total stockholders' equity ...................................     33,804      39,962
                                                                          --------    --------
                                                                          $ 55,268    $ 64,386
                                                                          ========    ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                Three Months Ended       Nine Months Ended
                                                  September 30,           September 30,
                                               --------------------    --------------------
                                                 2002        2001        2002       2001
                                               --------    --------    --------    --------
Net sales ..................................   $ 13,171    $ 16,064    $ 35,318    $ 39,561
Cost of goods sold .........................      9,394      10,813      25,174      26,087
                                               --------    --------    --------    --------
   Gross profit ............................      3,777       5,251      10,144      13,474
                                               --------    --------    --------    --------
Operating expenses:
   Selling .................................        951       1,209       3,150       3,883
   General and administrative ..............      1,108       1,514       3,476       4,720
   Research and development ................        500         530       1,466       1,662
                                               --------    --------    --------    --------
                                                  2,559       3,253       8,092      10,265
                                               --------    --------    --------    --------
Earnings from operations ...................      1,218       1,998       2,052       3,209
                                               --------    --------    --------    --------


   Interest expense ........................       (277)       (391)       (763)     (1,133)
                                               --------    --------    --------    --------

Earnings before minority interest and income
taxes ......................................        941       1,607       1,289       2,076
Minority interest ..........................          3          --           3          --
Provision for income taxes .................        402         573         534         750
                                               --------    --------    --------    --------
Earnings before cumulative effect ..........        536       1,034         752       1,326
Cumulative effect of change in accounting
   principle, net of tax (Note 2) ..........         --          --      (6,886)         --
                                               --------    --------    --------    --------
Net (loss) earnings ........................   $    536    $  1,034    ($ 6,134)   $  1,326
                                               ========    ========    ========    ========
Basic earnings per share before
   cumulative effect .......................   $   0.07    $   0.14    $   0.10    $   0.17
Cumulative effect of change in accounting
   principle, net of tax ...................         --          --       (0.90)         --
                                               --------    --------    --------    --------
Basic earnings (loss) per share ............   $   0.07    $   0.14    $  (0.80)   $   0.17
                                               ========    ========    ========    ========
Basic weighted average shares outstanding ..      7,608       7,613       7,611       7,613
                                               ========    ========    ========    ========
Diluted earnings per share before
   cumulative effect .......................   $   0.07    $   0.14    $   0.10    $   0.17
Cumulative effect of change in accounting
   principle, net of tax ...................         --          --       (0.90)         --
                                               --------    --------    --------    --------
Diluted earnings (loss) per share ..........   $   0.07    $   0.14    $  (0.80)   $   0.17
                                               ========    ========    ========    ========
Diluted weighted average shares
  outstanding ..............................      7,613       7,650       7,611       7,633
                                               ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             Nine Months Ended
                                                                September 30,
                                                           ---------------------
                                                             2002       2001
                                                           --------    --------
 Cash Flows From Operating Activities:
   Net earnings (loss) .................................   $ (6,134)   $  1,326
   Adjustments to reconcile net earnings (loss) to cash
     provided by (used in) operating activities:
     Cumulative effect of change in accounting principle      6,886          --
     Depreciation ......................................        954         976
     Amortization ......................................        320       1,127
     Provision for doubtful accounts ...................        158         320
     Deferred income taxes .............................        (93)        (12)
     Minority interest .................................          3          --
  Changes in operating assets and liabilities:
     Accounts receivable ...............................      1,662      (2,769)
     Inventories .......................................      1,028      (3,025)
     Other current assets ..............................        290          --
     Other assets ......................................       (231)      1,700
     Income taxes ......................................        421         135
     Accounts payable and accrued expenses .............     (4,078)     (2,707)
                                                           --------    --------
       Net cash provided by operating activities .......      1,186       2,485
                                                           --------    --------
Cash Flows From Investing Activities:
   Capital expenditures ................................       (219)       (585)
   Acquisition of rights-of-entry ......................       (250)         --
                                                           --------    --------
     Net cash used in investing activities .............       (469)       (585)
                                                           --------    --------
Cash Flows From Financing Activities:
   Net borrowings under revolving line of credit .......         --       2,081
   Borrowings of long-term debt ........................     29,204          --
   Repayments of long-term debt ........................    (30,771)     (3,267)
   Proceeds from exercise of stock options .............          2          --
   Acquisition of treasury stock .......................        (26)         --
                                                           --------    --------
     Net cash used in financing activities .............     (1,591)     (1,186)
                                                           --------    --------
 Net increase (decrease) in cash .......................       (874)        714
 Cash, beginning of period .............................        942         363
                                                           --------    --------
 Cash, end of period ...................................   $     68    $  1,077
                                                           ========    ========
Supplemental Cash Flow Information:
   Cash paid for interest ..............................   $    746    $  1,194
   Cash paid for income taxes ..........................        206         628
 Non-Cash Investing and Financing Activities:
   Inventory sold for notes receivable .................   $  1,447          --

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

     The results for the third quarter and nine months of 2002 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at September 30, 2002. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. FAS 142 was adopted by the Company on January 1, 2002. The adoption of this pronouncement resulted in the Company recording a $6,886 one-time, non-cash charge, net of tax, to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle. The Company's previous business combinations were accounted for using the purchase method.

     If FAS 142 had been in effect in 2001, the Company's nine-month earnings would have been improved because of reduced amortization, as described below:

                                                        Basic Net             Diluted Net
                                     Net Earnings    Earnings Per Share     Earnings Per Share
                                     ------------    ------------------     ------------------
Reported Net Earnings............       $1,326             $0.17                   $0.17
Add Amortization, Net of Tax.....          466              0.06                    0.06
                                        ------             -----                   -----
Adjusted Net Earnings............       $1,792             $0.23                   $0.23
                                        ======             =====                   =====

The Company continues to amortize its patents over their estimated useful lives with no significant residual value. Amortization expense for intangible assets excluding goodwill was $320 and $399 for the nine-month period ending June 30, 2002 and 2001, respectively. Intangibles amortization is projected to be approximately $400 to $500 per year for the next five years.

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


     In July 2002, the FASB issued FAS No. 146, "Accounting for Restructuring Costs." FAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under FAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. FAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. FAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under FAS 146, a company may not restate its previously issued financial statements and FAS 146 grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

NOTE 3 - INVENTORIES

     Inventories net of reserves are summarized as follows:

                               September        Dec. 31,
                               30, 2002          2001
                                -------         -------
Raw Materials ................  $11,795         $13,071
Work in process ..............    1,089           2,797
Finished Goods ...............   14,857          14,348
                                -------         -------
                                 27,741         $30,216
                                =======         =======

NOTE 4 - DEBT

     On March 20, 2002 the Company entered into a credit agreement with Commerce Bank, N.A. for a $19,500 credit facility, comprised of (i) a $7,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003 (5% at September 30, 2002), (ii) a $9,000 term loan which bears interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants (6.75% at September 30, 2002) and (iii) a $3,500 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the line of credit with Commerce Bank is March 20, 2004. The term loan requires equal monthly principal payments of $187 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     Upon execution of the credit agreement with Commerce Bank, $14,954 was advanced to the Company, of which $14,827 was used to pay all unpaid principal and accrued interest under the Company's prior line of credit and term loans with First Union National Bank ("FIRST UNION").

     At September 30, 2002, there was $2,500, $8,063 and $3,403 outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

     Prior to March 20, 2002, the Company had a $5,500 revolving line of credit with First Union on which funds could be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants. The agreement contained restrictions that required the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. The Company also had, prior to March 20, 2002, two outstanding term loans with First Union, which accrued interest at a variable interest rate.

NOTE 5- NOTES RECEIVABLE

     At the end of the third quarter 2002, the Company sold inventory at a cost of approximately $1,447 to a private cable operator for approximately $1,929 in exchange for which the Company received notes receivable in the principal amount of approximately $1,929. The notes are payable by the customer in 48 monthly principal and interest (at 11.5%) installments of approximately $51 commencing January 1, 2003. The customer's payment obligations under the notes are collateralized by purchase money liens on the inventory sold and blanket second liens on all other assets of the customer. The Company has recorded the notes receivable at the inventory cost and will not recognize any revenue or gross profit on the transaction until a substantial amount of the cost has been recovered.

NOTE 6 - ACQUISITION

     During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit cable television systems (the "SYSTEMS") owned by affiliates of Verizon Communications, Inc. The venture entity, Priority Systems Group, LLC ("PSG"), acquired the Systems, which are comprised of approximately 3,270 existing MDU cable television subscribers and approximately 7,341 passings. PSG paid approximately $1,880 for the Systems, subject to adjustment, which constitutes a purchase price of $.575 per subscriber. The final closing date for the transaction was on October 1, 2002. The Systems are expected to be cashflow positive beginning in the first year. It is planned that the Systems will be upgraded with approximately $1,300 of interdiction and other products of the Company over the course of operation.

     In consideration for its majority interest in PSG, the Company advanced to PSG $250 which was paid to the sellers as a down payment against the final purchase price for the Systems. The Company also agreed to guaranty payment of the aggregate purchase price for the Systems by PSG. The approximately $1,630 balance of the purchase price must be paid by PSG on or before November 30, 2002 pursuant to the terms of certain promissory notes (the "SELLER NOTES") executed by PSG in favor of the sellers.

         The Company is assisting PSG in obtaining long term financing to replace the Seller Notes and believes PSG will eventually be able to obtain such replacement financing, although not before the maturity date of the Seller Notes. The Company anticipates that until such time as alternative long-term financing is obtained, that it will be able to lend PSG sufficient funds to satisfy the Seller Notes through a combination of cashflow from operations, financing from its existing lender and/or financing from other lenders. The Company's existing lenders have agreed to allow the Company to lend PSG such funds.

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

GENERAL

     During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit cable television systems (the "SYSTEMS") owned by affiliates of Verizon Communications, Inc. The venture entity, Priority Systems Group, LLC ("PSG"), acquired the Systems, which are comprised of approximately 3,270 existing MDU cable television subscribers and approximately 7,341 passings. PSG paid approximately $1,880,000 for the Systems, subject to adjustment, which constitutes a purchase price of $575 per subscriber. The final closing date for the transaction was on October 1, 2002. The Systems are expected to be cashflow positive beginning in the first year. It is planned that the Systems will be upgraded with approximately $1,300,000 of interdiction and other products of the Company over the course of operation.

     In consideration for its majority interest in PSG, the Company advanced to PSG $250,000, which was paid to the sellers as a down payment against the final purchase price for the Systems. The Company also agreed to guaranty payment of the aggregate purchase price for the Systems by PSG. The approximately $1,630,000 balance of the purchase price must be paid by PSG on or before November 30, 2002 pursuant to the terms of certain promissory notes (the "SELLER NOTES") executed by PSG in favor of the sellers.

     The Company is assisting PSG in obtaining long term financing to replace the Seller Notes and believes PSG will eventually be able to obtain such replacement financing, although not before the maturity date of the Seller Notes. The Company anticipates that until such time as alternative long-term financing is obtained, it will be able to lend PSG sufficient funds to satisfy the Seller Notes through a combination of cash flow from operations, financing from its existing lender and/or financing from other lenders. The Company's existing lenders have agreed to allow the Company to lend PSG such funds.

     The Company believes that similar opportunities currently exist to acquire additional rights-of-entry for multiple dwelling unit cable television systems at historically low prices. The Company also believes that the model it devised for acquiring and operating the Systems will be successful and can be replicated for other transactions with the same or new venture partners. Accordingly, the Company is currently seeking and assessing various opportunities to acquire additional rights-of-entry via venture arrangements with third parties that would market and operate the systems. As of date hereof, however, the Company does not have any binding commitments or agreements for any such acquisitions. Moreover, even if attractive opportunities arise, the Company may need financing to acquire the rights-of-entry for such cable systems. Given that financing may not be available on acceptable terms or at all, the Company may be unable to pursue these opportunities.

     WSNet, a provider of digital programming services to the private cable and small franchise cable industries, recently filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. This bankruptcy may result in certain cable operators that were considering deployment of digital programming, deferring such deployment and/or shifting their focus to expansion of their analog programming. It is possible that these events could result in a decrease in the Company's sales of digital products, but this decrease could be offset by increased sales of the Company's analog products. Given that this bankruptcy recently occurred, the long-term effects of this event on the Company's financial condition, results of operations and cash flows cannot be reasonably determined at this time.

Third three months of 2002 Compared with third three months of 2001

     Net Sales. Net sales decreased $2,893,000, or 18.0%, to $13,171,000 in the third three months of 2002 from $16,064,000 in the third three months of 2001. The decrease in sales is primarily attributed to a decrease in capital spending by cable system operators. Net sales included approximately $770,000 of interdiction equipment for the third three months of 2002 compared to approximately $1,621,000 for the third three months of 2001.

     Cost of Goods Sold. Cost of goods sold decreased to $9,394,000 for the third three months of 2002 from $10,813,000 for the third three months of 2001 and increased as a percentage of sales to 71.3% from 67.3%. The increase as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of lower margin products, including the Motorola QAM decoder which was introduced in the fourth quarter of 2001.

     Selling Expenses. Selling expenses decreased to $951,000 for the third three months of 2002 from $1,209,000 in the third three months of 2001 and decreased as a percentage of sales to 7.2% for the third three months of 2002 from 7.5% for the third three months of 2001. The $258,000 decrease was primarily due to a decrease in wages and fringe benefits related to a reduction in headcount of $119,000 along with a decrease in advertising of $143,000 achieved through implementation of expense control programs.

     General and Administrative Expenses. General and administrative expenses decreased to $1,108,000 for the third three months of 2002 from $1,514,000 for the third three months of 2001 and decreased as a percentage of sales to 8.4% for the third three months of 2002 from 9.4% for the third three months of 2001. The $406,000 decrease can be primarily attributed to a reduction in amortization expense due to the adoption of FAS 142 which required the Company to discontinue amortizing goodwill.

     Research and Development Expenses. Research and development expenses decreased to $500,000 in the third three months of 2002 from $530,000 in the third three months of 2001, primarily due to a decrease in licensing fees of $17,000 and wages and fringe benefits of $10,000 related to reduced headcount.

     Operating Income. Operating income decreased 39.0% to $1,218,000 for the third three months of 2002 from $1,998,000 for the third three months of 2001. Operating income as a percentage of sales decreased to 9.3% in the third three months of 2002 from 12.4% in the third three months of 2001.

     Interest Expense. Interest expense decreased to $277,000 in the third three months of 2002 from $391,000 in the third three months of 2001. The decrease is the result of lower average borrowings and lower average interest rates.

     Income Taxes. The provision for income taxes for the third three months of 2002 decreased to $402,000 from $573,000 for the third three months of 2001 as a result of a decrease in taxable income offset by an increase in the effective rate for state taxes.

First nine months of 2002 Compared with first nine months of 2001

     Net Sales. Net sales decreased $4,243,000, or 10.7%, to $35,318,000 in the first nine months of 2002 from $39,561,000 in the first nine months of 2001. The decrease is attributed to a reduction in interdiction sales, offset by sales of the Motorola QAM decoder, which was introduced in the fourth quarter of 2001. Net sales included approximately $2,650,000 of interdiction equipment for the first nine months of 2002 compared to approximately $6,930,000 for the first nine months of 2001.

     Cost of Goods Sold. Cost of goods sold decreased to $25,174,000 for the first nine months of 2002 from $26,087,000 for the first nine months of 2001 and increased as a percentage of sales to 71.3% from 65.9%. The increase as a percentage of sales was caused primarily by a higher portion of sales during the period being comprised of lower margin products, including the Motorola QAM decoder, which was introduced in the fourth quarter of 2001.

     Selling Expenses. Selling expenses decreased to $3,150,000 for the first nine months of 2002 from $3,883,000 in the first nine months of 2001 and decreased as a percentage of sales to 8.9% for the first nine months of 2002 from 9.8% for the first nine months of 2001. This $733,000 decrease is primarily attributable to a decrease in wages, fringe benefits, and commissions of $256,000 due to a reduction in headcount, along with a reduction in telecommunications of $68,000, advertising of $242,000 and travel expenses of $130,000 achieved through implementation of expense control programs.

     General and Administrative Expenses. General and administrative expenses decreased to $3,476,000 for the first nine months of 2002 from $4,720,000 for the first nine months of 2001 and decreased as a percentage of sales to 9.8% for the first nine months of 2002 from 11.9% for the first nine months of 2001. The $1,244,000 decrease can be primarily attributed to a $728,000 reduction in amortization expense due to the adoption of FAS 142, which required the Company to discontinue amortizing goodwill, as well as a reduction in bad debts of $90,000, maintenance expenses of $30,000 and professional fees of $150,000.

     Research and Development Expenses. Research and development expenses decreased to $1,466,000 in the first nine months of 2002 from $1,662,000 in the first nine months of 2001 primarily due to a decrease in consulting expenses of $67,000, licensing fees of $45,000 and departmental supplies of $29,000.

     Operating Income. Operating income decreased 36.1% to $2,052,000 for the first nine months of 2002 from $3,209,000 for the first nine months of 2001.

     Interest Expense. Interest expense decreased to $763,000 in the first nine months of 2002 from $1,133,000 in the first nine months of 2001. The decrease is the result of lower average borrowing and lower average interest rates.

     Income Taxes. The provision for income taxes for the first nine months of 2002 decreased to $534,000 from $750,000 for the first nine months of 2001 as a result of a decrease in taxable income offset by an increase in the effective tax rate for state taxes.

     Cumulative Effect. During the first nine months of 2002, the Company implemented FAS 142, which resulted in the write off of $10,760,000 of the net book value of goodwill, offset by the future tax benefit thereof in the amount of $3,874,000. The net cumulative effect of this change in accounting principles was a one-time non-recurring $6,886,000 charge against earnings in the first three months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities for the first nine months of 2002 was $1,186,000 primarily due to a decrease in accounts receivable and inventory offset by a decrease in accounts payable and accrued expenses.

     Cash used in investing activities was $469,000 for the first nine months of 2002, which was attributable to capital expenditures for new equipment and an investment in PSG. The Company anticipates additional capital expenditures during calendar year 2002 aggregating approximately $100,000, which will be used for the purchase of automated assembly and test equipment.

     Cash used in financing activities was $1,591,000 for the first nine months of 2002 primarily comprised of $29,204,000 of borrowings offset by $30,771,000 of repayments of long-term debt.

     On March 20, 2002 the Company entered into a credit agreement with Commerce Bank, N.A. for a $19,500,000 credit facility, comprised of (i) a $7,000,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003 (5% at September 30, 2002), (ii) a $9,000,000 term loan which bears interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants (6.75% at September 30, 2002) and (iii) a $3,500,000 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the line of credit with Commerce Bank is March 20, 2004. The term loan requires equal monthly principal payments of $187,000 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19,000 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     Upon execution of the credit agreement with Commerce Bank, $14,954,000 was advanced to the Company, of which $14,827,000 was used to pay all unpaid principal and accrued interest under the Company's prior line of credit and term loans with First Union National Bank ("FIRST UNION").

     At September 30, 2002,  there was  $2,500,000,  $8,063,000  and  $3,403,000 outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

     Prior to March 20, 2002, the Company had a $5,500,000 revolving line of credit with First Union on which funds could be borrowed at either the bank's base rate plus a margin ranging from 0% to .625%, or LIBOR, plus a margin ranging from 1.50% to 2.625%, in each case depending upon the calculation of certain financial covenants. The agreement contained restrictions that required the Company to maintain certain financial ratios as well as restrictions on the payment of dividends. The Company also had, prior to March 20, 2002, two outstanding term loans with First Union, which accrued interest at a variable interest rate.

     The Company also agreed to guaranty payment of the aggregate purchase price for the Systems by PSG, which includes approximately $1,630,000 of Seller Notes. The Company is assisting PSG in obtaining long term financing to replace the Seller Notes and believes PSG will eventually be able to obtain such replacement financing, although not before the maturity date of the Seller Notes on November 30, 2002. The Company anticipates that until such time as alternative long-term financing is obtained, it will be able to lend PSG sufficient funds to satisfy the Seller Notes through a combination of cash flow from operations, financing from its existing lender and/or financing from other lenders. However, no assurance can be given that financing will be available to PSG or the Company on acceptable terms or at all. While the Company's existing lenders have agreed to allow the Company to lend PSG such funds, this will substantially decrease the amount of funds available under the line of credit. Accordingly, if alternative financing is not obtained for PSG, the Company would eventually need to seek to increase the amount of its line of credit or find an alternative financing source.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. FAS 142 was adopted by the Company on January 1, 2002. The adoption of this pronouncement resulted in the Company recording a $6,886,000 one-time, non-cash charge, net of tax, to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle. The Company's previous business combinations were accounted for using the purchase method.

     If FAS 142 had been in effect in 2001, the Company's nine month earnings would have been improved because of reduced amortization, as described below:

                                                        Basic Net             Diluted Net
                                     Net Earnings    Earnings Per Share     Earnings Per Share
                                     ------------    ------------------     ------------------
Reported Net Earnings                 $1,326,000            $0.17                $0.17
Add Amortization, Net of Tax             466,000             0.06                 0.06
                                      ----------            -----                -----
Adjusted Net Earnings                 $1,792,000            $0.23                $0.23
                                      ==========            =====                =====

The Company continues to amortize its patents over their estimated useful lives with no significant residual value. Amortization expense for intangible assets excluding goodwill was $320,000 and $399,000 for the nine month period ending September 30, 2002 and 2001, respectively. Intangibles amortization is projected to be approximately $400,000 to $500,000 per year for the next five years.

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

     In July 2002, the FASB issued FAS No. 146, "Accounting for Restructuring Costs." FAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under FAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. FAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. FAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under FAS 146, a company may not restate its previously issued financial statements and FAS 146 grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At September 30, 2002 and 2001 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $2,500,000 and $16,268,000 respectively. A hypothetical 100 basis point increase in interest rates would have had an annualized unfavorable impact of approximately $25,000 and $163,000, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels. At September 30, 2002, the Company did not have any derivative financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits are listed in the Exhibit Index appearing at page 17 herein.

(b)  No reports on Form 8-K were filed in the quarter ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BLONDER TONGUE LABORATORIES, INC.



Date:  November 14, 2002        By: /s/  James A. Luksch
                                    --------------------------------------------
                                    James A. Luksch
                                    President and Chief Executive Officer



                                By: /s/  Eric Skolnik
                                    --------------------------------------------
                                    Eric Skolnik
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

                                  CERTIFICATION


     I, James A. Luksch, President and Chief Executive Officer of Blonder Tongue Laboratories, Inc., certify that:


1. I have reviewed this quarterly report on Form 10-Q of Blonder Tongue Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                                /s/  James A. Luksch
                                                --------------------------------
                                                James A. Luksch
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                  CERTIFICATION


     I, Eric Skolnik, Vice President and Chief Financial Officer of Blonder Tongue Laboratories, Inc., certify that:


1. I have reviewed this quarterly report on Form 10-Q of Blonder Tongue Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                                /s/  Eric Skolnik
                                                --------------------------------
                                                Eric Skolnik
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit #        Description                             Location
---------        -----------                             --------

3.1          Restated Certificate of         Incorporated   by  reference   from
             Incorporation of Blonder        Exhibit  3.1  to  S-1  Registration
             Tongue Laboratories, Inc.       Statement No.  33-98070  originally
                                             filed October 12, 1995, as amended.


3.2          Restated Bylaws of Blonder      Incorporated   by  reference   from
             Tongue Laboratories, Inc.       Exhibit  3.2  to  S-1  Registration
                                             Statement No.  33-98070  originally
                                             filed October 12, 1995, as amended.

99.1         Certification pursuant to       Filed herewith.
             Section 906 of Sarbanes-Oxley
             Act of 2002