Form 10-K
period 2002-12-31
BLONDER TONGUE LABORATORIES INC
filed 2003-03-31
CIK 1000683

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ to
     __________________

COMMISSION FILE NUMBER: 1-14120

                        BLONDER TONGUE LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        52-1611421
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


ONE JAKE BROWN ROAD, OLD BRIDGE, NEW JERSEY                       08857
-------------------------------------------                     ----------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                     Name of Exchange on which registered
-----------------------------               ------------------------------------
COMMON STOCK, PAR VALUE $.001                      AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined by Rule 12b-2 of the Act). Yes    No X
                                      ---   ---

The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 2002 (based on the number of shares of voting stock outstanding on December 31, 2002 and the closing stock price on June 28, 2002, as reported by the American Stock Exchange): $8,719,244.

Number of shares of common stock, par value $.001, outstanding as of March 21, 2003: 7,525,229.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the sections entitled Item 1 - Business, Item 3 - Legal Proceedings, and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

          Staying at the forefront of the communications broadband technology revolution is a continuing challenge. The Company continues to add products to respond to the changes taking place. Blonder Tongue's most recent addition is a line of telephony products for the purpose of offering primary telephone service to MDUs. Other product additions over the past few years include digital satellite receivers, high-speed data solutions, fiber communications network components, QPSK to QAM transcoders (for DirecTV, Echostar and Digicipher II MPEG-2 Satellite Services), Digicipher II-compatible QAM set top converters, and a broad range of interdiction products.

          The Company's principal customers are cable system integrators (both franchise and private cable operators, as well as contractors) that design, package, install and in most instances operate, upgrade and maintain the systems they build.

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

          The Company continues to expand its core product lines (headend and distribution), to maintain the capability of providing all the electronic equipment needed to build small cable systems and much of the equipment needed in larger systems for the most efficient operation and highest profitability in high density areas.

          The Company has recently expanded beyond its core business by acquiring a majority stake in a private cable television system (BDR Broadband, LLC ) and by acquiring a minority interest in a company engaged in a private telephone program (Blonder Tongue Telephone, LLC).

          BDR Broadband, LLC ("BDR Broadband"), an 80% owned subsidiary of the Company, acquired the rights-of-entry for certain MDU cable television systems in August 2002. The systems are comprised of approximately 3,270 existing MDU cable television subscribers and approximately 7,340 passings. BDR Broadband is a venture between the Company, Priority Systems, LLC and Paradigm Capital Investments, LLC. Priority Systems, LLC and Paradigm Capital Investments, LLC have expertise in marketing and operating MDU cable television systems. The Company believes that the model it has devised for acquiring and operating these systems will be successful and can be replicated. The Company is currently seeking and assessing various opportunities to acquire additional rights-of-entry via venture arrangements with third parties that would market and operate the systems. As of the date hereof, however, the Company does not have any binding commitments or agreements for any such acquisitions.

          In March, 2003, the Company entered into a series of agreements, pursuant to which it acquired a 20% minority interest in NetLinc Communications, LLC and a 35% minority interest in Blonder Tongue Telephone, LLC (to which the Company has licensed its name). As a result of these acquisitions, the Company is now involved in providing a proprietary telephone system ideally suited for MDU deployment in both products and services. Also through these agreements, the Company has obtained exclusive worldwide distribution rights, subject to certain limited exceptions, to NetLinc's telephony products for sale to private and franchise cable operators as well as to any buyers for use in MDU applications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a more detailed description of the investments in the private cable operation and telephone program and the underlying operations.

          The Company was incorporated under the laws of the State of Delaware in November, 1988.

INDUSTRY OVERVIEW

          The broadband signal distribution industry (involving the high-speed transmission of television, telephony and internet signals) is currently dominated by CATV. The markets for wireless, direct-broadcast satellite ("DBS") and digital subscriber line ("DSL") used for this purpose continue to grow. Within the CATV market there are an increasing number of metropolitan areas that have awarded second CATV franchises to create competition with the existing franchisee. The government has been in favor of competition in this market and has passed regulations to encourage it. Franchise cable companies carefully monitor DBS penetration in their franchise areas and react rapidly to competition, all to the eventual benefit of the consumer. To fight competition, the operators offer more services and more television channels as well as discounted prices. The lineup of services typically includes an analog block of channels from 54 to 550 MHz, high speed data service using high-speed cable modems, cable telephony either interfacing with switched networks or internet protocol networks, and digital television in the 550 to 750 MHz range. These upgraded services are possible in every system that has been rebuilt to 750 MHz of bandwidth. The standard architecture for these enhanced systems contemplates a hybrid distribution network with a combination of fiber optic cable to nodes of 100 to 500 subscribers, with coaxial cable from the node to the customer and full reverse-path capability for the pay-per-view, data and phone services.

          The traditional customer targeted for these expanded services is a homeowner likely to remain in the same home as a long-term subscriber. For a variety of reasons, including the transient nature of the residents of many areas, high levels of theft of service and excessive cost of replacing lost or stolen converters and modems, approximately 35% of CATV subscribers not only are not offered the new services, but are never offered the full analog lineup of channels. Since converters, DBS receivers, digital converters and modems are offered at very low prices to stimulate sales, the operational costs in these demographic areas are too high to justify offering the advanced services. To retain customers in these areas, a technology must be used that minimizes the operational losses due to theft and "churn" while providing a level of video, data and phone service that compares favorably with DBS, DSL and wireless providers. The Company believes that its lineup of products, which includes interdiction as well as high-speed data and telephone service, is the ideal solution for deployment in these areas.

          The Company is a value-added distributor for Motorola's QAM decoder to the United States private cable and Canadian franchise cable markets. Coupling this product with the Company's Digicipher(R) II compatible QQQT transcoder provides a low-cost hardware solution for small system operators that want to offer digital programming from sources such as HITS(R) and Cancom. The transcoder line has been further enhanced to include a Modular QPSK to QAM transcoder MQQT that builds upon Blonder Tongue's innovative original design approach, but incorporates a scalable modular design.

     CATV
     ----

          Most CATV operators have built fiber optic networks with alternative combinations of fiber optic and coaxial cable to deliver television signal programming, data, and phone services on one drop cable. CATV's deployment of fiber optic trunk has been completed in many existing systems. The system architecture being employed to accomplish the combined provision of television and telephone service is a hybrid fiber coaxial ("HFC") network. In an HFC network, fiber optic trunk lines connect to nodes which feed 100 to 500 subscribers, using coaxial cable.

          The Company believes that most major metropolitan areas will eventually have complex networks of two or more independent operators interconnecting homes, while private cable operators will have large networks interconnecting many multi-dwelling complexes. All of these networks are potential users of Blonder Tongue headend, digital and interdiction products.

     Multiple Dwelling Units (MDUs)
     ------------------------------

          MDUs, because they represent a large percentage of the private cable market, have historically been responsible for a large percentage of the Company's sales. In the early days of cable television MDUs were served by franchise cable operators. In 1991, when the FCC allocated a designated frequency band for private cable, the private cable industry became a major supplier of TV services to MDUs since they could interconnect buildings with 18 GHz over-the-air links and reduce the cost-per-subscriber in building MDU networks. This type of networking, albeit at a slightly lower frequency, continues today, however, presently many MDU private cable systems are connected using fiber optics since it is more reliable, has much greater bandwidth, and can handle two-way communication which is needed for voice, data and video-on-demand.

          A typical private cable MDU provides 60 to 70 channels of analog signals utilizing Blonder Tongue core headend (receivers, modulators, processors, etc.) and distribution products. MDUs served by franchise cable are also a large revenue source for Blonder Tongue since they generally fall into the category of customers where churn, theft of service and converter loss are extremely high. This makes these areas prime candidates for Blonder Tongue's interdiction products.

     Lodging
     -------

          Since the early 1990's, private cable integrators have competed to expand the lodging market by offering systems with more channels, video-on-demand and interactivity. These systems have been and continue to be well received in the market, as property owners have sought additional revenues and guests have demanded increased in-room conveniences. The integrators leading this market evolution rely upon outside suppliers for their system electronics and are Blonder Tongue customers. These companies and others offer lodging establishments systems that provide true video-on-demand movies with a large selection of titles. To meet these demands, the typical lodging system headend will include as many as 20 to 40 receivers and as many as 60 to 80 modulators, and will be capable of providing the guest with more free channels, video-on-demand for a broad selection of movie titles, and interactive services such as remote check-out and concierge services. This is in contrast to the systems which preceded them, which typically had 10 to 12 receivers and modulators and provided six to ten free channels and two to five channels of VCR-based movies running at published scheduled times.

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

     International
     -------------

For much of the world, CATV service lags the United States, but is expanding as technological advancement reduces the cost to consumers. In addition, economic development in Latin America and Asia has allowed first time construction of integrated delivery systems that utilize a variety of electronics and broadband hardware. The pace of growth is difficult to predict, but as more alternatives become available and television service becomes increasingly affordable, it is anticipated that more equipment will be placed in the field. The Company utilizes several distributors in Florida and within Latin America.

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

          Since United States television sets are for the most part analog (not digital), direct satellite television and other digitally compressed programming requires headend products or expensive set-top decoding receivers or converters to convert the digitally transmitted satellite signals back to analog. The replacement of all television sets with digital sets will be costly and take many years to complete. The Company believes that for many years to come, program providers will be required to deliver an analog television signal on standard channels to subscribers' television sets using headend products at some distribution point in their networks or employ decoding receivers at each television set. Headend products are a large segment of Blonder Tongue's business and the Company believes interdiction is an ideal product for a system operator to use to control access to the multitude of programming that will be available.

PRODUCTS

          Blonder Tongue's products can be separated, according to function, into the several categories described below:

     o HEADEND PRODUCTS used by a system operator for signal acquisition, processing and manipulation for further transmission. Among the products offered by the Company in this category are satellite receivers (digital and analog), integrated receiver/decoders, transcoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers, and processors. The headend of a television signal distribution system is the "brain" of the system, the central location where the multi-channel signal is initially received, converted and allocated to specific channels for distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal. Blonder Tongue is a licensee of Motorola, Inc.'s ("Motorola") VideoCipher(R) and DigiCipher(R) encryption technologies and integrates their decoders into integrated receiver/decoder products, where required. Another alternative is to transcode the signal's modulation from QPSK (quadrature phase shift key) to QAM (quadrature amplitude modulation) since one is optimum for satellite transmission and the other optimum for fiber/coaxial distribution. The Company estimates that Headend Products accounted for approximately 66% of the Company's revenues in 2002, 58% in 2001, and 40% in 2000.

     o DATA PRODUCTS used to provide Internet access and data transfer over a hybrid fiber/coaxial cable system. Products in this category include standard cable modems and routers, and the new MegaPort solution for providing broadband Internet access to MDUs. The MegaPort solution consists of two main components, the Gateway and the Intelligent Outlets. The Gateway is a broadband ethernet router or bridge that establishes a network within a building or community. The Intelligent Outlet serves as the modem, but is permanently installed in the home to eliminate loss of equipment associated with churn. Each Gateway can accommodate 64 enabled Outlets. Plus, when multiple outlets are installed in a residence, they can be configured for home networking for an additional revenue stream for the operator.

     o TELEPHONY PRODUCTS used to provide expanded telephone service to MDU subscribers. The products are designed to offer carrier class telephone service to residences using existing twisted pair wires. Service will be fully transparent to subscribers with advanced calling features such as 911, Caller ID, Call Waiting Plus, and Three-way Calling available and bundled at a flat rate to subscribers. The Blonder Tongue telephony family of products includes a T1 concentrator and a multiplexer. The system starts at a telephone company class 5 switch located at their local central office. A T1 line is routed from the switch and brought to the LoopXpress Concentrator. The telephone information is then routed to the LineXpress Multiplexer which converts the digital format into analog voice frequencies for transmission to up to 12 independent resident telephone lines. The existing twisted-pair telephone wiring infrastructure is utilized to provide dial tone at a resident's premises using any standard telephone. System operation, including activating and deactivating phone lines, is achieved through a point-and-click software package. Communication to the equipment can be performed locally or remotely for increased operating efficiency and simplified system management. While the Company does not have a history of sales of telephony products as it only recently acquired the distribution rights, the Company believes that sales of these telephony products will grow into a significant source of revenue for the Company.

     o MICROWAVE PRODUCTS used to transmit the output of a cable system headend to multiple locations using point-to-point communication links in the 18 GHz range of frequencies. Products offered in this category are power amplifiers, repeaters, receivers, transmitters and compatible accessories. These products convert the headend output up to the microwave band and transmit this signal using parabolic antennas. At each receiver site, a parabolic antenna-receiver combination converts the signal back to normal VHF frequencies for distribution to subscribers at the receiver site. Due to a Second Order on Reconsideration adopted by the Federal Communications Commission ("FCC") in November 2002, coupled with the availability and inherent superiority of fiber optics in linking adjacent properties in MDU applications, sales of microwave products have diminished. While microwave products will continue to be sold to maintain existing systems, the Company does not anticipate that these products will contribute significantly to the Company's revenues.

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

     o INTERDICTION PRODUCTS used to control access to programming at the subscriber's location. Among the products offered by the Company in this category are (i) its VideoMask(TM) addressable signal jammer, licensed from Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc. (ii) the SMI Interdiction product line acquired from Scientific-Atlanta, Inc. as part of its interdiction business, and
     (iii) the recently introduced Addressable Multi-Tap (AMT). Interdiction products limit the availability of programs to subscribers, through jamming of particular channels. Such products enable an operator to control subscriber access to premium channels and other enhanced services through a computer located off-premises. They also eliminate the necessity of an operator having to make a service call to install or remove passive traps and eliminate the costs associated with damage or loss of analog set-top converters in the subscribers' locations. The Company believes that the reduction in operating costs, programming piracy, and converter loss which can be obtained through the use of interdiction can be a significant factor in further product penetration into the franchise cable market in MDU applications. While it is not possible to predict the breadth of market acceptance for these products, the Company believes the potential is substantial in both the private cable market and franchise cable market as alternatives to, or in conjunction with, set-top converters and as a viable option for companies and municipalities who are overbuilding existing cable infrastructures and are seeking a more consumer-friendly and cost-effective way to compete with the incumbent franchise cable operator. The Company estimates that Interdiction products accounted for approximately 8% of the Company's revenues in 2002, 15% in 2001, and 42% in 2000.

     o TEST PRODUCTS used for measuring signals in the Headend and Distribution. Among the products offered by the Company in this category are analog and digital Spectrum Analyzers, QPSK Analyzers, and hand held Palm Analyzers. While the Company expects to continue selling test products to meet the needs of customers, the Company does not anticipate that these products will contribute significantly to the Company's revenues.

          The Company will modify its products to meet specific customer requirements. Typically, these modifications are minor and do not materially alter the functionality of the products. Thus the inability of the customer to accept such products does not generally result in the Company being otherwise unable to sell such products to other customers.

RESEARCH AND PRODUCT DEVELOPMENT

          The   markets   served  by  Blonder   Tongue  are   characterized   by
technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in continuous research and development in order to (i) create new products, (ii) expand the frequency range of existing products in order to accommodate customer demand for greater channel capacity, (iii) license new technology (such as digital satellite receiver decoders and high-speed cable modems), and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources, to suit the dynamics of the evolving marketplace. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company's customers and customer prospects with the expectation or promise of substantial future orders from such customers or customer prospects. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering to lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties when the Company believes that it can obtain such technology more quickly and/or cost-effectively from such third parties than the Company could otherwise develop on its own, or when the desired technology is proprietary to a third party. There were 21 employees in the research and development department of the Company at December 31, 2002.

MARKETING AND SALES

          Blonder Tongue markets and sells its products worldwide to private cable operators and system contractors (which accounted for approximately 45% of the Company's revenues for fiscal 2002, approximately 48% of the Company's revenues for fiscal year 2001 and approximately 56% for fiscal year 2000), to alternative providers, to franchise cable operators, and to the lodging industry. Sales are made directly to customers by the Company's internal sales force, as well as through numerous domestic and international stocking distributors.

          The Company's sales and marketing function is predominantly performed by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects. The Company's internal sales force consists of 25 employees, which currently includes 11 salespersons (7 salespersons in Old Bridge, New Jersey, one salesperson in each of North Myrtle Beach, South Carolina, Cudahy, Wisconsin, Folsom, California, and Miami, Florida) and 14 sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

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

          The Company had approximately $1.0 million in purchase orders as of December 31, 2002. All of the purchase orders outstanding as of December 31, 2002 are expected to be shipped prior to December 31, 2003. The purchase orders are for the future delivery of products and are subject to cancellation by the customer.

CUSTOMERS

          Blonder Tongue has a broad customer base, which in 2002 consisted of more than 600 active accounts. Approximately 50%, 39%, and 56% of the Company's revenues in fiscal years 2002, 2001, and 2000, respectively, were derived from sales of products to the Company's five largest customers. In 2002 and 2001, sales to Toner Cable Equipment, Inc. accounted for approximately 20% and 14% respectively of the Company's revenues. There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. However, the Company anticipates that these customers will continue to account for a significant portion of the Company's revenues in future periods, although none of them is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period.

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

          The Company's revenues are derived primarily from customers in the continental United States, however, the Company also derives revenues from customers outside the continental United States, primarily in Canada as well as in underdeveloped countries. Television service is less developed in many international markets, particularly Latin America and Asia, creating opportunity for those participants who offer quality products at a competitive price. Sales to customers outside of the United States represented approximately 8%, 2% and 2% of the Company's revenues in fiscal years 2002, 2001 and 2000 respectively. All of the Company's transactions with customers located outside of the continental United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions.

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

          Outside contractors supply standard components, etch-printed circuit boards and electronic subassemblies to the Company's specifications. While the Company generally purchases electronic parts which do not have a unique source, certain electronic component parts used within the Company's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. However, in such situations the Company may experience temporary reductions in its ability to ship products affected by the component shortage. On an as-needed basis, the Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher(R) and DigiCipher(R) encryption systems manufactured by Motorola, which are standard encryption methodologies employed on U.S. C-Band and Ku-Band transponders and Hughes digital satellite receivers for delivery of DIRECTV(TM) programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company's operating results. The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company.

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

          The Company has a registered trademark on "Blonder Tongue(R)" and also on a "BT(R)" logo. In connection with the transactions pursuant to which the Company acquired an ownership interest in NetLinc and

Blonder Tongue Telephone, the Company granted Blonder Tongue Telephone a non-exclusive, revocable and royalty-free license to use these trademarks and certain variations of such names.

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

REGULATION

          Private cable, while in some cases subject to certain FCC licensing requirements, is not presently burdened with extensive government regulations. Franchise cable operators had been subject to extensive government regulation pursuant to the Cable Television Consumer Protection and Competition Act of 1992, which among other things provided for rate rollbacks for basic tier cable service, further rate reductions under certain circumstances and limitations on future rate increases. The Telecommunications Act of 1996 deregulated many aspects of franchise cable system operation and opened the door to competition among cable operators and telephone companies in each of their respective industries.

          In June, 2000, the FCC adopted and issued a Final Rule and Order relating to the re-designation of portions of the 18GHz-frequency band among the various currently allocated services. The Final Rules regarding this issue provided for the grandfathering, for a period of ten years, of certain pre-existing (installed) terrestrial fixed service operators ("TFSOs") and TFSOs that had made application for a license prior to a certain date. The FCC segmented the 18GHz-frequency band into several sub-bands and provided for varying obligations and rights as between the TFSOs and Fixed Satellite Service Operators ("FSSOs"). Overall, the Final Rules were complex and placed a measure of uncertainty upon TFSOs considering the use of microwave gear in new systems. In November

2002, the FCC issued a Second Order on Reconsideration (the "SECOND ORDER"), which redefines the use of the 18 GHz microwave band. Among other things, the Second Order changes the permissible band of transmission for future microwave links from the 18.42 to 18.58 GHz band to the 17.7 GHz to 18.3 GHz band. As a result of the Second Order, the Company's existing microwave inventory would have to be modified to function within the new frequency band. While the new 18GHz band provides additional channel capacity to the private cable operator, because specialized and expensive equipment will be required to take advantage of this additional bandwidth , the impact on future sales is uncertain at this time. These issues, coupled with the recent advances in the use of fiber optic cable and the inherent superiority in fiber due to its greater bandwidth capability, have resulted in a shift in customer purchases away from microwave gear and toward fiber optics.

ENVIRONMENTAL REGULATIONS

          The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2002 and does not anticipate incurring in 2003 material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

          The Company presently holds a permit from the New Jersey Department of Environmental Protection ("NJDEP"), Division of Environmental Quality, Air Pollution Control Program relating to its operation of certain process equipment, which permit expires in June, 2003. The Company has held such a permit for this equipment on a substantially continuous basis since approximately April, 1989. The Company also has authorization under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2007.

EMPLOYEES

          As of March 7, 2003, the Company employed approximately 344 people, including 249 in manufacturing, 21 in research and development, 15 in quality assurance, 15 in production services, 25 in sales and marketing, and 19 in a general and administrative capacity. 162 of the Company's employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company expiring in February, 2005. The Company considers its relations with its employees to be good.

ITEM 2.   PROPERTIES

          The Company's principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the "OLD BRIDGE FACILITY") which is owned by the Company. The Old Bridge Facility is encumbered by a mortgage held by Commerce Bank in the principal amount of $3,325,000 as of December 31, 2002. The Company also leases office space in Cudahy, Wisconsin for which it pays rent of approximately $300 per month.

          Management believes that the Old Bridge Facility is adequate to support the Company's anticipated needs in 2003. Subject to compliance with applicable zoning and building codes, the Old Bridge real property is large enough to double the size of the plant to accommodate expansion of the Company's operations should the need arise.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002, through the solicitation of proxies or otherwise.

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

MARKET INFORMATION

Fiscal Year Ended December 31, 2002:         High           Low
                                             ----           ---

         First Quarter .................... $3.86          $3.20
         Second Quarter....................  3.62           2.70
         Third Quarter ....................  2.70           1.10
         Fourth Quarter....................  2.25           1.09

Fiscal Year Ended December 31, 2001:         High           Low
                                             ----           ---

         First Quarter ....................  4.13           2.12
         Second Quarter....................  4.00           2.16
         Third Quarter ....................  4.23           2.96
         Fourth Quarter ...................  4.29           3.00


          The Company's Common Stock is traded on the American Stock Exchange under the symbol "BDR".

HOLDERS

          As of March 21, 2003, the Company had approximately 65 holders of record of the Common Stock. Since a portion of the Company's common stock is held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

          The selected consolidated statement of operations data presented below for each of the years ended December 31, 2002, 2001 and 2000, and the selected consolidated balance sheet data as of December 31, 2002 and 2001, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements not included herein. The data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial and statistical information appearing elsewhere herein.

                                                                 YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------
                                               2002         2001       2000        1999       1998(1)
                                              --------    --------   --------    --------    --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net sales ..................................  $ 46,951    $ 53,627   $ 70,196    $ 56,805    $ 70,792
Cost of goods sold .........................    34,195      36,928     46,974      39,074      45,344
                                              --------    --------   --------    --------    --------
  Gross profit .............................    12,756      16,699     23,222      17,731      25,448
                                              --------    --------   --------    --------    --------
Operating expenses:
  Selling, general and administrative ......     9,060      11,209     13,572      13,598     10,755
  Research and development .................     1,972       2,200      2,125       2,070       2,156
                                              --------    --------   --------    --------    --------
  Total operating expenses .................    11,032      13,409     15,697      15,668      12,911
                                              --------    --------   --------    --------    --------
Earnings from operations ...................     1,724       3,290      7,525       2,063      12,537
Interest expense ...........................     1,074       1,369      1,948       2,008       1,596
Other income, net ..........................        --          --        (10)         (6)        (40)
                                              --------    --------   --------    --------    --------
Earnings before income taxes ...............       650       1,921      5,587          61      10,981
Provision for income taxes .................       221         704      2,011           2       3,868
                                              --------    --------   --------    --------    --------
Earnings before cumulative effect of
change in accounting principle .............       429       1,217      3,576          59       7,113
Cumulative effect of change in accounting
principle, net of tax (2) ..................    (6,886)         --         --          --          --
                                              --------    --------   --------    --------    --------
Net (loss) earnings ........................  $ (6,457)   $  1,217   $  3,576    $     59    $  7,113
                                              ========    ========   ========    ========    ========
Basic earnings per share before cumulative
effect of change in accounting principle ...  $   0.06    $   0.16   $   0.47    $   0.01    $   0.86
Cumulative effect of change in accounting
principle, net of tax ......................     (0.90)         --         --          --          --
                                              --------    --------   --------    --------    --------
Basic earnings (loss) per share ............  $  (0.84)   $   0.16   $   0.47    $   0.01    $   0.86
                                              ========    ========   ========    ========    ========
Basic weighted average shares outstanding
Diluted earnings per share before ..........     7,604       7,613      7,620       7,916       8,292
cumulative effect of change in accounting
principle ..................................  $   0.06    $   0.16   $   0.47    $   0.01    $   0.84
Cumulative effect of change in accounting
principle, net of tax ......................     (0.90)         --         --          --          --
                                              --------    --------   --------    --------    --------
Diluted earnings (loss) per share ..........  $  (0.84)   $   0.16   $   0.47    $   0.01    $   0.84
                                              ========    ========   ========    ========    ========
Diluted weighted average shares outstanding      7,604       7,637      7,632       7,958       8,471


                                                                 YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                2002        2001       2000        1999       1998(1)
                                              --------    --------   --------    --------    --------
                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital ...........................   $ 30,317    $ 31,254   $ 27,154    $ 25,456    $ 17,049
Total assets ..............................     52,002      64,386     62,834      66,076      69,651
Long-term debt (including
current maturities) .......................     16,910      16,195     16,184      20,607      22,359
Stockholders' equity ......................     33,267      39,962     39,096      35,247      40,496

------------------

(1) On March 26, 1998, the Company acquired all of the assets and technology rights of Scientific-Atlanta, Inc.'s interdiction business.
(2) Effective January 1, 2002, the Company implemented FAS 142, which resulted in the write off of $10,760 of the net book value of goodwill, offset by the future tax benefit thereof in the amount of $3,874.

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

OVERVIEW

          The Company was incorporated in November, 1988, under the laws of Delaware as GPS Acquisition Corp. for the purpose of acquiring the business of Blonder-Tongue Laboratories, Inc., a New Jersey corporation which was founded in 1950 by Ben H. Tongue and Isaac S. Blonder to design, manufacture and supply a line of electronics and systems equipment principally for the Private Cable industry. Following the acquisition, the Company changed its name to Blonder Tongue Laboratories, Inc.

          The  Company's  success  is due in part  to  management's  efforts  to leverage  the  Company's  reputation  by  broadening  its product  line to offer one-stop shop convenience to private cable and franchise cable system integrators and to deliver products having a high performance-to-cost ratio.

          In December, 1995, the Company successfully concluded an initial public offering of 2,200,000 shares of its Common Stock. Thereafter, in January 1996, the Company's underwriters exercised their over-allotment option, as a result of which an additional 181,735 shares of the Company's Common Stock were sold. The proceeds received by the Company from the sale of its Common Stock in the offering (including shares sold pursuant to the over-allotment option), net of expenses of the offering and certain S Corporation distributions to the Company's principal stockholders, were approximately $14,045,000. These funds were used to acquire the Company's Old Bridge Facility and to reduce the Company's outstanding bank debt. The Company has further enhanced its liquidity through a long-term loan secured by a mortgage against the Old Bridge Facility.

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

          During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit cable television systems (the "SYSTEMS") owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, 80% of the outstanding capital stock of which is owned by the Company, acquired the Systems, which are comprised of approximately 3,270 existing MDU cable television subscribers and approximately 7,340 passings. BDR Broadband paid approximately $1,880,000 for the Systems, subject to adjustment, which constitutes a purchase price of $575 per subscriber. The final closing date for the transaction was on October 1, 2002. The Systems are expected to be cash flow positive beginning in the first year. It is planned that the Systems will be upgraded with approximately $1,300,000 of interdiction and other products of the Company over the course of operation.

          In consideration for its majority interest in BDR Broadband, the Company advanced to BDR Broadband $250,000, which was paid to the sellers as a down payment against the final purchase price for the Systems. The Company also agreed to guaranty payment of the aggregate purchase price for the Systems by BDR Broadband. The approximately $1,630,000 balance of the purchase price was paid by the Company on behalf of BDR Broadband on November 30, 2002 pursuant to the terms and in satisfaction of certain promissory notes (the "SELLER NOTES") executed by BDR Broadband in favor of the sellers.

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

          In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC ("NETLINC") and a 35% minority interest in Blonder Tongue Telephone, LLC ("BTT") (to which the Company has licensed its name). The aggregate purchase price consists of (i) up to $3,500,000 payable over a minimum of two years, plus (ii) 500,000 shares of the Company's common stock. Of the $3,500,000 payable under the agreements, Blonder Tongue's obligation to pay $2,500,000 is contingent upon BTT achieving specified targeted monthly earnings objectives.

          NetLinc is the owner of patents, proprietary technology and know-how for certain telephony products that allow Competitive Local Exchange Carriers ("CLECs") to competitively provide voice service to MDUs. Pursuant to a distributorship agreement between NetLinc and BTT, BTT has the exclusive worldwide distribution rights, subject to certain limited exceptions, to NetLinc's products. In turn, pursuant to a distribution agreement between BTT and Blonder Tongue, Blonder Tongue has obtained from BTT exclusive worldwide distribution rights, subject to certain limited exceptions, to those same products for sale to private and franchise cable operators as well as to all buyers for use in MDU applications. See "Business - Products - Telephony Products" for a description of these products. As part of the overall series of agreements, Blonder Tongue has licensed the right to use the name "Blonder Tongue" to BTT, thereby allowing the venture to capitalize upon the goodwill that the Company has developed over its 50+ years in business. It is contemplated that BTT will partner with CLECs to offer the telephony solution, receiving a portion of the line charges due from the CLECs' telephone customers. Blonder Tongue will receive incremental revenues and profits associated with sales of the telephony products. In addition, through its 35% stake in BTT, Blonder Tongue will also receive a portion of the voice service revenues earned by BTT.

RESULTS OF OPERATIONS

          The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales:

                                         Year Ended December 31,
                                        ------------------------
                                         2002     2001     2000
                                        ------   ------   ------
Net sales .........................     100.0%   100.0%   100.0%
Costs of goods sold ...............      72.8     68.9     66.9
Gross profit ......................      27.2     31.1     33.1
Selling expenses ..................       8.7      9.3      8.5
General and administrative expenses      10.6     11.6     10.9
Research and development expenses .       4.2      4.1      3.0
Earnings from operations ..........       3.7      6.1     10.7
Other (income) expense, net .......       2.3      2.5      2.8
Earnings before income taxes and
 before cumulative effect of
 change in accounting principle ...       1.4      3.6      7.9


2002 Compared with 2001

          Net sales. Net sales decreased $6,676,000 or 12.5%, to $46,951,000 in 2002 from $53,627,000 in 2001. The decrease in sales is primarily attributed to a decrease in capital spending by cable system operators and weak overall economic conditions. The substantially higher sales recorded in the prior fiscal year were primarily attributable  to higher  interdiction  sales.  Net sales included  approximately
$3,736,000 of interdiction equipment for 2002 compared to approximately $7,962,000 in 2001.

          Cost of Goods Sold. Cost of goods sold decreased to $34,195,000 for 2002 from $36,928,000 for 2001, primarily due to decreased volume, and increased as a percentage of sales to 72.8% in 2002 from 68.9% in 2001. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products, including the Motorola QAM decoder which was introduced in the fourth quarter of 2001.

          Selling Expenses. Selling expenses decreased to $4,069,000 in 2002 from $5,009,000 in 2001, and decreased as a percentage of sales to 8.7% in 2002 from 9.3% in 2001. The $940,000 decrease is primarily attributable to a decrease in wages and fringe benefits of $369,000 related to a decrease in headcount, along with a decrease in advertising of $419,000 achieved through implementation of expense control programs.

          General and Administrative Expenses. General and administrative expenses decreased to $4,991,000 in 2002 from $6,200,000 in 2001, and decreased as a percentage of sales to 10.6% in 2002 from 11.6% in 2001. The $1,209,000 decrease is primarily attributable to a $970,000 reduction in amortization expense due to the adoption of FAS 142 which required the Company to discontinue amortizing goodwill, as well as a reduction in bad debts of $180,000.

          Research and Development Expenses. Research and development expenses decreased to $1,972,000 in 2002 from $2,200,000 in 2001, and increased as a percentage of sales to 4.2% in 2002 from 4.1% in 2001. The $228,000 decrease is primarily attributable to a $56,000 decrease in licensing fees, a $65,000 decrease in consulting fees, a $34,000 decrease in department supplies, and a $30,000 decrease in salaries and fringe benefits due to a decrease in headcount.

          Earnings from Operations. Earnings from operations decreased 48.4% to $1,724,000 in 2002 from $3,290,000 in 2001. Earnings from operations as a percentage of sales decreased to 3.7% in 2002 from 6.1% in 2001.

          Other Income (Expense). Other income (expense) consisted of $1,074,000 of interest expense in 2002. Other income (expense) in 2001 consisted of $1,369,000 of interest expense. The decrease in interest expense is primarily attributable to a reduction in the Company's long term debt and lower average interest rates.

          Income Taxes. The provision for income taxes for 2002 decreased to $221,000 from $704,000 in 2001, as a result of a decrease in taxable income. The effective tax rate decreased to 34% in 2002 from 36.6% in 2001 due to a writeoff of overaccrued federal and state taxes.

          Cumulative Effect. During the year ended December 31, 2002, the Company implemented FAS 142, which resulted in the write off of $10,760,000 of the net book value of goodwill, offset by the future tax benefit thereof in the amount of $3,874,000. The net cumulative effect of this change in accounting principles was a non-recurring $6,886,000 charge against earnings in the first three months of 2002.

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

          Other Income (Expense). Other income (expense) consisted of $1,369,000 of interest expense in 2001. Other income (expense) in 2000 consisted of $1,948,000 of interest expense offset by $10,000 of interest income. The decrease in interest expense is primarily attributable to a reduction in the Company's long term debt and lower average interest rates.

          Income Taxes. The provision for income taxes for 2001 decreased to $704,000 from $2,011,000 in 2000, as a result of a decrease in taxable income.

INFLATION AND SEASONALITY

          Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2002 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 2002 and 2001, the Company's working capital was $30,317,000 and $31,254,000, respectively. The decrease in working capital is attributable primarily to a decrease in inventory of $4,956,000 offset by a decrease in accounts payable of $5,784,000.

          The Company's net cash provided by operating activities for the year ended December 31, 2002 was $1,257,000 primarily due to net income before the cumulative effect of a change in accounting principles and depreciation and amortization. This income coupled with a reduction of $3,509,000 in inventory and $1,640,000 in accounts receivable were used to reduce accounts payable and accrued expenses by $6,359,000, compared to cash provided by operating activities for the year ended December 31, 2001 of $3,711,000.

          Cash used in investing activities was $2,575,000, which was attributable primarily to capital expenditures for new computers and test equipment and the acquisition of rights-of-entry in connection with BDR Broadband. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 2003, other than anticipated expenditures of approximately $1,300,000 in connection with certain upgrades of the BDR Broadband Systems and the net amount of approximately $1,244,000 in
connection with its     investment in NetLinc/BTT.

          Cash provided by financing activities was $634,000 for the period ended December 31, 2002, comprised primarily of $35,624,000 in borrowings under its new credit agreement offset by $34,909,000 of repayments of long-term debt.

          On March 20, 2002 the Company entered into a credit agreement with Commerce Bank, N.A. for a $19,500,000 credit facility, comprised of (i) a $7,000,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003 (5% at December 31, 2002), (ii) a $9,000,000 term loan which bears interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants (6.75% at December 31, 2002) and (iii) a $3,500,000 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the line of credit with Commerce Bank is March 20, 2004. The term loan requires equal monthly principal payments of $187,000 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19,000 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

          Upon execution of the credit agreement with Commerce Bank, $14,954,000 was advanced to the Company, of which $14,827,000 was used to pay all unpaid principal and accrued interest under the Company's prior line of credit and term loans with First Union National Bank ("First Union").

          At December 31, 2002, there was $5,650,000 outstanding under the revolving line of credit. At December 31, 2002, the Company was unable to meet one of its financial covenants under its credit agreement with its bank, compliance with which was waived by such bank as of December 31, 2002.

          The average amount outstanding on the Company's lines of credit during 2002 was $3,208,000 at a weighted average interest rate of 5.0%. The maximum amount outstanding on the line of credit during 2002 was $5,650,000.

          Annual maturities of long-term debt at December 31, 2001 are:

                            2003 .........   $ 2,632,000
                            2004 .........     8,291,000
                            2005 .........     2,649,000
                            2006 .........       947,000
                            2007 .........       233,000
                            Thereafter....     2,158,000
                                             -----------
                                             $16,910,000
                                             ===========


          The Company has the ability to borrow $1,350,000 under its line of credit, however only $650,000 was available at December 31, 2002, based on the Company's current collateral. This commitment expires on March 20, 2004.

          The Company leases certain factory and automotive equipment under noncancellable operating leases and equipment under capital leases expiring at various dates through December, 2006.

          Future minimum rental payments, required for all noncancellable leases are as follows:

                                                          Capital      Operating
                                                         --------      ---------
2003 .............................................       $194,000       $158,000
2004 .............................................        191,000         75,000
2005 .............................................        186,000         20,000
2006 .............................................        157,000             --
2007 .............................................             --             --
Thereafter .......................................             --             --
                                                         --------       --------
Total future minimum lease payments ..............        728,000        253,000
                                                                        ========
Less:  amounts representing interest .............        106,000
                                                        ---------
Present value of minimum lease payments...........       $622,000
                                                        =========

          The Company paid approximately $1,880,000 in connection with acquiring its majority interest in BDR Broadband and paying off the Seller Notes for BDR Broadband. In addition, the Company will incur additional obligations in connection with its investments in NetLinc and BTT. While the Company's existing lender agreed to allow the Company to fund both the BDR Broadband obligations and the NetLinc/BTT obligations, such lender did not agree to increase the Company's line of credit. This has and may hereafter decrease the amount of funds otherwise available to the Company for working capital purposes. Accordingly, if alternative financing is not obtained for BDR Broadband and/or NetLinc/BTT, the Company may eventually need to seek to increase the amount of its line of credit or find an alternative financing source.

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

Revenue Recognition

          The Company records revenue when products are shipped. Legal title and risk of loss with respect to the products pass to customers at the point of shipment. Customers do not have a right to return products shipped.

Inventory and Obsolescence

          Inventory is valued at the lower of cost or market. The Company continually ensures that slow-moving and obsolete inventory is written down to its net realizable value by reviewing current quantities on hand, actual and projected sales volumes and anticipated selling prices on products. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products being interchangeable within various product offerings. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

Accounts Receivable and Allowance for Doubtful Accounts

          Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances. Management's estimates of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowances and net income.

Long-Lived Assets

          On a periodic basis, management assesses whether there are any indicators that the value of the Company's long-lived assets may be impaired. An asset's value may be impaired only if management's estimate of the aggregate future cash flows, on an undiscounted basis, to be generated by the asset are less than the carrying value of the asset.

          If impairment has occurred, the loss shall be measured as the excess of the carrying amount of the asset over the fair value of the long-lived asset. The Company's estimates of aggregate future cash flows expected to be generated by each long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved.

NEW ACCOUNTING PRONOUNCEMENTS

          In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under FAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. FAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. FAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under FAS 146, a company may not restate its previously issued financial statements and FAS 146 grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The adoption of FAS 146 will not have a material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At December 31, 2002 and 2001 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $5,650,000 and $15,308,000, respectively. A hypothetical 100 basis point adverse change in interest rates would have had an annualized unfavorable impact of approximately $57,000 and $153,000, respectively, on the Company's earnings and cash flows based upon these year-end debt levels. At December 31, 2002, the Company did not have any derivative financial instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Incorporated by reference from the consolidated financial statements and notes thereto of the Company which are attached hereto beginning on page 26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information about the Company's directors and executive officers is incorporated by reference from the discussion under the heading "Directors and Executive Officers" in the Company's proxy statement for its 2003 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

          Information about director and executive compensation is incorporated by reference from the discussion under the headings "Directors' Compensation," "Executive Compensation," "Report of Compensation Committee on Executive Compensation Policies" and "Comparative Stock Performance" in the Company's proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for its 2003 Annual Meeting of Stockholders. Information about the Company's equity compensation plans is incorporated by reference from the discussion under the heading "Equity Compensation Plans" in the Company's proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Report of Independent Certified Public Accountants................. 27

          Consolidated Balance Sheets as of December 31, 2002 and 2001....... 28

          Consolidated Statements of Operations for the Years Ended
          December 31, 2002, 2001 and 2000................................... 29

          Consolidated  Statements of  Stockholders' Equity for the
          Years Ended December 31, 2002, 2001 and 2000....................... 30


          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2002, 2001 and 2000................................... 31

          Notes to Consolidated Financial Statements......................... 32

(a)(2)    FINANCIAL STATEMENT SCHEDULES.

          Included in Part IV of this report:

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

(b) No reports on Form 8-K were filed in the quarter ended December 31, 2002.

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

     4.1       Specimen of stock certificate.           Incorporated   by  reference   from
                                                        Exhibit  4.1  to  Registrant's  S-1
                                                        Registration      Statement     No.
                                                        33-98070,  filed  October 12, 1995,
                                                        as amended.


  Exhibit #    Description                              Location
  ---------    -----------                              --------
     10.1      Consulting Agreement, dated January      Incorporated   by  reference   from
               1,  1995,  between  Blonder  Tongue      Exhibit  10.3 to  Registrant's  S-1
               Laboratories,  Inc.  and  James  H.      Registration      Statement     No.
               Williams.                                33-98070,  filed  October 12, 1995,
                                                        as amended.

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

     10.4      First Amendment to the 1995 Plan.        Incorporated   by  reference   from
                                                        Exhibit   10.5(a)  to  Registrant's
                                                        Quarterly  Report  on Form 10-Q for
                                                        the period ended March 31, 1997.

     10.5      Second Amendment to the 1995 Plan.       Incorporated   by  reference   from
                                                        Exhibit  4.3  to  S-8  Registration
                                                        Statement No. 333-52519  originally
                                                        filed on May 13, 1998.

     10.6      Third Amendment to the 1995 Plan.        Incorporated   by  reference   from
                                                        Exhibit  4.4  to  S-8  Registration
                                                        Statement No. 333-37670, originally
                                                        filed May 23, 2000.

     10.7      Fourth Amendment to the 1995 Plan.       Incorporated   by  reference   from
                                                        Exhibit  4.5  to  S-8  Registration
                                                        Statement No. 33-96993,  originally
                                                        filed July 24, 2002.

     10.8      Amended and Restated  1996 Director      Incorporated   by  reference   from
               Option Plan.                             Appendix  B to  Registrant's  Proxy
                                                        Statement   for  its  1998   Annual
                                                        Meeting  of   Stockholders,   filed
                                                        March 27, 1998.

     10.9      Form of  Indemnification  Agreement      Incorporated   by  reference   from
               entered  into  by  Blonder   Tongue      Exhibit 10.10 to  Registrant's  S-1
               Laboratories, Inc. in favor of each      Registration      Statement     No.
               of its Directors and Officers.           33-98070,  filed  October 12, 1995,
                                                        as amended.

    10.10      VideoCipher(R)    IICM   Commercial      Incorporated   by  reference   from
               Descrambler  Module Master Purchase      Exhibit 10.11 to  Registrant's  S-1
               and License Agreement, dated August      Registration      Statement     No.
               23, 1990,  between  Blonder  Tongue      33-98070,  filed  October 12, 1995,
               Laboratories,  Inc. and  Cable/Home      as amended.
               Communication Corp.

    +10.11     Patent  License  Agreement,   dated      Incorporated   by  reference   from
               August 21,  1995,  between  Blonder      Exhibit 10.12 to  Registrant's  S-1
               Tongue   Laboratories,   Inc.   and      Registration      Statement     No.
               Philips  Electronics  North America      33-98070,  filed  October 12, 1995,
               Corporation.                             as amended.

    +10.12     Interdiction   Technology   License      Incorporated   by  reference   from
               Agreement,  dated  August 21, 1995,      Exhibit 10.13 to  Registrant's  S-1
               between        Blonder       Tongue      Registration      Statement     No.
               Laboratories,   Inc.   and  Philips      33-98070,  filed  October 12, 1995,
               Broadband Networks, Inc.                 as amended.

    10.13      Bargaining Unit Pension Plan.            Incorporated   by  reference   from
                                                        Exhibit 10.22 to  Registrant's  S-1
                                                        Registration      Statement     No.
                                                        33-98070,  filed  October 12, 1995,
                                                        as amended.

  Exhibit #    Description                              Location
  ---------    -----------                              --------

    10.14      Executive Officer Bonus Plan.            Incorporated   by  reference   from
                                                        Exhibit   10.3   to    Registrant's
                                                        Quarterly  Report  on Form 10-Q for
                                                        the period  ended  March 31,  1997,
                                                        filed May 13, 1997.

    10.15      Second  Amendment to Consulting and      Incorporated   by  reference   from
               Non-Competition  Agreement  between      Exhibit   10.1   to    Registrant's
               Registrant  and James H.  Williams,      Quarterly  Report  on Form 10-Q for
               dated as of June 30, 2000.               the  period  ended  June 30,  2000,
                                                        filed August 14, 2000.

    10.16      Loan and Security  Agreement  dated      Incorporated   by  reference   from
               March  20,  2002  between   Blonder      Exhibit   10.1   to    Registrant's
               Tongue   Laboratories,   Inc.   and      Quarterly  Report  on Form 10-Q for
               Commerce Bank, N.A.                      the period  ending  March 31, 2002,
                                                        filed May 15, 2002.

    10.17      Revolving  Credit  Note dated March      Incorporated   by  reference   from
               20,   2002   by   Blonder    Tongue      Exhibit   10.2   to    Registrant's
               Laboratories,   Inc.  in  favor  of      Quarterly  Report  on Form 10-Q for
               Commerce Bank, N.A.                      the period  ending  March 31, 2002,
                                                        filed May 15, 2002.

    10.18      Term  Loan A Note  dated  March 20,      Incorporated   by  reference   from
               2002     by     Blonder      Tongue      Exhibit   10.3   to    Registrant's
               Laboratories,   Inc.  in  favor  of      Quarterly  Report  on Form 10-Q for
               Commerce Bank, N.A.                      the period  ending  March 31, 2002,
                                                        filed May 15, 2002.

    10.19      Term  Loan B Note  dated  March 20,      Incorporated   by  reference   from
               2002     by     Blonder      Tongue      Exhibit   10.4   to    Registrant's
               Laboratories,   Inc.  in  favor  of      Quarterly  Report  on Form 10-Q for
               Commerce Bank, N.A.                      the period  ending  March 31, 2002,
                                                        filed May 15, 2002.

    10.20      Mortgage,  Security  Agreement  and      Incorporated   by  reference   from
               Fixture   Filing  dated  March  20,      Exhibit   10.5   to    Registrant's
               2002,    between   Blonder   Tongue      Quarterly  Report  on Form 10-Q for
               Laboratories,   Inc.  and  Commerce      the period  ending  March 31, 2002,
               Bank, N.A.                               filed May 15, 2002.


    10.21      Assignment of Rents and Leases made      Incorporated   by  reference   from
               by  Blonder  Tongue   Laboratories,      Exhibit   10.6   to    Registrant's
               Inc.  in  favor of  Commerce  Bank,      Quarterly  Report  on Form 10-Q for
               N.A.                                     the period  ending  March 31, 2002,
                                                        filed May 15, 2002.

    10.22      Patent  Security   Agreement  dated      Incorporated   by  reference   from
               March 20,  2002 by  Blonder  Tongue      Exhibit   10.7   to    Registrant's
               Laboratories,   Inc.  in  favor  of      Quarterly  Report  on Form 10-Q for
               Commerce Bank, N.A.                      the period  ending  March 31, 2002,
                                                        filed May 15, 2002.

    10.23      Trademark  Security Agreement dated      Incorporated   by  reference   from
               March 20,  2002 by  Blonder  Tongue      Exhibit   10.8   to    Registrant's
               Laboratories,   Inc.  in  favor  of      Quarterly  Report  on Form 10-Q for
               Commerce Bank, N.A.                      the period  ending  March 31, 2002,
                                                        filed May 15, 2002.

    10.24      Surety  Agreement  dated  March 20,      Incorporated   by  reference   from
               2002 by Blonder  Tongue  Investment      Exhibit   10.9   to    Registrant's
               Company in favor of Commerce  Bank,      Quarterly  Report  on Form 10-Q for
               N.A.                                     the period  ending  March 31, 2002,
                                                        filed May 15, 2002.

      21       Subsidiaries   of  Blonder   Tongue      Filed herewith.
               Laboratories, Inc.

      23       Consent of BDO Seidman, LLP.             Filed herewith.

     99.1      Certification  pursuant  to Section      Filed herewith.
               906  of the  Sarbanes-Oxley  Act of
               2002.

------

       + Certain portions of exhibit have been afforded confidential treatment by the Securities and Exchange Commission.

(d)       FINANCIAL STATEMENT SCHEDULES:

          Report of BDO Seidman, LLP on financial statement schedule is included on page 46 of this Annual Report on Form 10-K.

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants........................... 27
Consolidated Balance Sheets as of December 31, 2002 and 2001................. 28
Consolidated Statements of Operations for the Years Ended December 31, 2002,
2001 and 2000................................................................ 29
Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 2002, 2001 and 2000............................................. 30
Consolidated Statements of Cash Flows for the Years Ended December 31,
2002, 2001 and 2000.......................................................... 31
Notes to Consolidated Financial Statements................................... 32

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:
Old Bridge, New Jersey

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2002, Blonder Tongue Laboratories, Inc., and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



BDO Seidman, LLP
Woodbridge, New Jersey

March 5, 2003, with the exception of Notes 4 and 15
for which the date is March 28, 2003

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                December 31,
                                                                             --------------------
                                                                               2002        2001
                                                                             --------    --------
              ASSETS (NOTE 4)
Current assets:
     Cash ................................................................   $    258    $    942
     Accounts receivable, net of allowance for doubtful
     accounts of $715 and $1,833 respectively (Note 8) ...................      6,713       8,564
     Inventories, net (Note 2) ...........................................     24,760      30,216
     Notes receivable (Note 14) ..........................................        459          --
     Income tax receivable ...............................................        170          --
     Other current assets ................................................        556         932
     Deferred income taxes (Note 12) .....................................      1,858       1,746
                                                                             --------    --------
         Total current assets ............................................     34,774      42,400
Notes receivable (Note 14) ...............................................      1,019          --
Property, plant and equipment, net of accumulated
    depreciation and amortization (Notes 3 and 5) ........................      6,831       7,137
Patents, net .............................................................      3,120       3,454
Rights-of-Entry, net (Note 13) ...........................................      1,396          --
Goodwill, net ............................................................         --      10,760
Other assets, net ........................................................        951         585
Deferred income taxes (Note 12) ..........................................      3,911          50
                                                                             --------    --------
                                                                             $ 52,002    $ 64,386
                                                                             ========    ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (Note 4) ..........................   $  2,632    $  2,917
     Accounts payable ....................................................        888       6,672
     Accrued compensation ................................................        514         867
     Accrued benefit liability ...........................................        196         270
     Other accrued expenses ..............................................        227         218
     Income taxes ........................................................         --         202
                                                                             --------    --------
         Total current liabilities .......................................      4,457      11,146
                                                                             --------    --------
Long-term debt (Note 4) ..................................................     14,278      13,278
Commitments and contingencies (Notes 5, 6 and 7) .........................         --          --
Stockholders' equity (Notes 6, 9 and 11):
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding ...............................................         --          --
     Common stock, $.001 par value; authorized 25,000 shares, 8,445 shares
     Issued ..............................................................          8           8
     Paid-in capital .....................................................     24,145      24,143
     Retained earnings ...................................................     15,991      22,448
     Accumulated other comprehensive loss ................................       (508)       (351)
     Treasury stock, at cost, 879 shares and 831 shares, respectively ....     (6,369)     (6,286)
                                                                             --------    --------
         Total stockholders' equity ......................................     33,267      39,962
                                                                             --------    --------
                                                                             $ 52,002    $ 64,386
                                                                             ========    ========

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Year Ended December 31,
                                                                    --------------------------------
                                                                      2002       2001       2000
                                                                    --------    --------    --------
Net sales (Note 8) ..............................................   $ 46,951    $ 53,627    $ 70,196
Cost of goods sold ..............................................     34,195      36,928      46,974
                                                                    --------    --------    --------
    Gross profit ................................................     12,756      16,699      23,222
                                                                    --------    --------    --------
Operating expenses:
    Selling expenses ............................................      4,069       5,009       5,943
    General and administrative (Notes 5, 6 and 7) ...............      4,991       6,200       7,629
    Research and development ....................................      1,972       2,200       2,125
                                                                    --------    --------    --------
                                                                      11,032      13,409      15,697
                                                                    --------    --------    --------
Earnings from operations ........................................      1,724       3,290       7,525
                                                                    --------    --------    --------

Other income (expense):
    Interest expense ............................................     (1,074)     (1,369)     (1,948)
    Other income ................................................         --          --          10
                                                                    --------    --------    --------
                                                                      (1,074)     (1,369)     (1,938)
                                                                    --------    --------    --------
Earnings before income taxes ....................................        650       1,921       5,587
Provision for income taxes (Note 12) ............................        221         704       2,011
                                                                    --------    --------    --------
Earnings before cumulative effect of change in accounting
    principle, net of tax .......................................        429       1,217       3,576
Cumulative effect of change in accounting
   principle, net of tax (Note 1) ...............................     (6,886)         --          --
                                                                    --------    --------    --------
Net (loss) earnings .............................................   $ (6,457)   $  1,217    $  3,576
                                                                    ========    ========    ========
Basic earnings per share before
   cumulative effect ............................................   $   0.06    $   0.16    $   0.47
Cumulative effect of change in accounting
   principle, net of tax ........................................      (0.90)         --          --
                                                                    --------    --------    --------
Basic earnings (loss) per share .................................   ($  0.84)   $   0.16    $   0.47
                                                                    ========    ========    ========
Basic weighted average shares outstanding .......................      7,604       7,613       7,620
                                                                    ========    ========    ========
Diluted earnings per share before
   cumulative effect ............................................   $   0.06    $   0.16    $   0.47
Cumulative effect of change in accounting
   principle, net of tax ........................................      (0.90)         --          --
                                                                    --------    --------    --------
Diluted earnings (loss) per share ...............................   $  (0.84)   $   0.16    $   0.47
                                                                    ========    ========    ========
Diluted weighted average shares outstanding .....................      7,604       7,637       7,632
                                                                    ========    ========    ========

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                Common Stock                        Accumulated
                                        --------------------                           Other
                                                                Paid-in   Retained Comprehensive   Treasury
                                         Shares      Amount     Capital   Earnings     Loss        Stock        Total
                                        --------    --------   --------   --------    --------    --------    --------
Balance at January 1, 2000...........      8,392    $      8   $ 23,870   $ 17,655    $     --    $ (6,286)   $ 35,247
    Proceeds from exercise of stock
    options .........................         52          --        273         --          --          --         273
    Net earnings ....................         --          --         --      3,576          --          --       3,576
                                        --------    --------   --------   --------    --------    --------    --------
Balance at December 31, 2000.........      8,444           8     24,143     21,231          --      (6,286)     39,096
    Net earnings.....................         --          --         --      1,217          --          --       1,217
    Unrecognized pension expense, net
    of tax (Note 6)..................         --          --         --         --        (351)         --        (351)
                                                                                                              --------
    Comprehensive income.............                                                                              866
                                        --------    --------   --------   --------    --------    --------    --------
Balance at December 31, 2001.........      8,444           8     24,143     22,448        (351)     (6,286)     39,962
    Net loss.........................         --          --         --     (6,457)         --          --      (6,457)
    Unrecognized pension expense, net
    of tax (Note 6)..................         --          --         --         --        (157)         --        (157)
                                        --------    --------   --------   --------    --------    --------    --------
    Comprehensive loss...............                                                                           (6,614)
    Proceeds from exercise of stock
    options..........................          1          --          2         --          --          --           2
    Acquisition of treasury stock....         --          --         --         --          --         (83)        (83)
                                        --------    --------   --------   --------    --------    --------    --------
Balance at December 31, 2002 ........      8,445    $      8   $ 24,145   $ 15,991    $   (508)   $ (6,369)   $ 33,267
                                        ========    ========   ========   ========    ========    ========    ========

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Year Ended December 31,
                                                                    --------------------------------
                                                                      2002        2001        2000
                                                                    --------    --------    --------
Cash Flows From Operating Activities:
     Net earnings (loss) ........................................   $ (6,457)   $  1,217    $  3,576
     Adjustments to reconcile net earnings to cash
     provided by operating activities:
         Cumulative effect of change in accounting principle ....      6,886          --          --
         Depreciation ...........................................      1,269       1,310       1,464
         Amortization ...........................................        550       1,502       1,537
         Provision for inventory reserves .......................        500         540         211
         Provision for doubtful accounts ........................        180         307         741
         Deferred income taxes ..................................        308           4        (570)
         Changes in operating assets and liabilities,
          net of acquisition:
           Accounts receivable ..................................      1,640      (1,746)      2,103
           Inventories ..........................................      3,509      (4,423)        249
           Other current assets .................................        376       2,054      (1,257)
           Other assets .........................................       (366)         43          --
           Income taxes .........................................       (779)       (266)        154
           Accounts payable and accrued expenses ................     (6,359)      3,169      (1,952)
                                                                    --------    --------    --------
              Net cash provided by operating activities .........      1,257       3,711       6,256
                                                                    --------    --------    --------
Cash Flows From Investing Activities:
     Capital expenditures .......................................       (695)       (803)       (368)
     Acquisition of licenses ....................................         --          --        (501)
     Acquisition of BDR Broadband assets ........................     (1,880)         --          --
                                                                    --------    --------    --------
              Net cash used in investing activities .............     (2,575)       (803)       (869)
                                                                    --------    --------    --------
Cash Flows From Financing Activities:
     Net borrowings (repayments) under revolving line of credit .         --       2,117        (922)
     Repayments of long-term debt ...............................    (34,909)     (4,356)     (4,423)
     Borrowings of long-term debt ...............................     35,624          --          --
     Deferred financing costs ...................................         --         (90)         --
     Proceeds from exercise of stock options ....................          2          --         273
     Acquisition of treasury stock ..............................        (83)         --          --
                                                                    --------    --------    --------
              Net cash provided by (used in) financing
                activities ......................................        634      (2,329)     (5,072)
                                                                    --------    --------    --------
Net increase (decrease) in cash .................................       (684)        579         315
Cash, beginning of year .........................................        942         363          48
                                                                    --------    --------    --------
Cash, end of year ...............................................   $    258    $    942    $    363
                                                                    ========    ========    ========
Supplemental Cash Flow Information:
     Cash paid for interest .....................................   $  1,138    $  1,447    $  1,955
     Cash paid for income taxes .................................        537         966       2,070
                                                                    ========    ========    ========
Non-cash investing and financing activities:
     Inventory sold for notes receivable ........................   $  1,447    $     --    $     --

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

(b)       Accounts Receivable and Allowance for Doubtful accounts

          Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to distributors and private label operators. The Company performs continuing credit evaluations of its customers' financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances.

          Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

(c)       Inventories

          Inventories are stated at the lower of cost, determined by the first-in, first-out ("FIFO") method, or market.

          Inventory is valued at the lower of cost or market. The Company continually ensures that slow-moving and obsolete inventory is written down to its net realizable value by reviewing current quantities on hand, actual and projected sales volumes and anticipated selling prices on products. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products being interchangeable within various product offerings. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

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

(f)       Intangible Assets

          Intangible assets, net totaling $4,516 and $14,214 as of December 31, 2002 and 2001, respectively, consist of goodwill, prepaid licensing fees, acquired patent rights, and rights-of-entry, and are carried at cost less accumulated amortization. Amortization is computed utilizing the straight-line method over the estimated useful life

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

of the respective asset, 12 years for patents, 5 years for rights-of-entry, 3 to 15 years for licensing fees, and 15 years for goodwill. Accumulated amortization was $2,553 and $6,628 for 2002 and 2001, respectively.

          In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. FAS 141 and FAS 142 were adopted by the Company on January 1, 2002. The adoption of this pronouncement resulted in the Company recording a $6,886, non-cash charge, net of tax, to reduce the carrying value of its goodwill. Such charge is reflected as a cumulative effect of a change in accounting principle. The Company's previous business combinations were accounted for using the purchase method.

          If FAS 142 had been in effect in 2001 and 2000, the Company's earnings would have been improved because of reduced amortization, as described below:

               2001                       Net Earnings  Basic Earnings Per Share  Diluted Earnings Per Share
               ----                       ------------  ------------------------  --------------------------
Reported Net Earnings ..................      $1,217              $   0.16              $   0.16
Add Amortization, Net of Tax ...........         621                  0.08                  0.08
                                              ------              --------              --------
Adjusted Net Earnings ..................      $1,838              $   0.24              $   0.24
                                              ======              ========              ========

               2000
               ----

Reported Net Earnings ..................      $3,576              $   0.47              $   0.47
Add Amortization, Net of Tax ...........         644                  0.08                  0.08
                                              ------              --------              --------
Adjusted Net Earnings ..................      $4,220              $   0.55              $   0.55
                                              ======              ========              ========

The Company continues to amortize its patents, rights-of-entry and licensing fees over their estimated useful lives with no significant residual value. Amortization expense for intangible assets excluding goodwill was $550, $532, and $530 for the year ending December 31, 2002, 2001, and 2000 respectively. Intangibles amortization is projected to be approximately $600 per year for the next five years.

(g)       Long-Lived Assets

          The Company follows  Statement of Financial  Accounting  Standards No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets based on non-discounted cash flows. No impairment losses have been recorded through December 31, 2002.

(h)       Statements of Cash Flows

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2002, 2001 and 2000.

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

(k)       Earnings Per Share

          Earnings per share are calculated in accordance with FAS 128, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

(l)       Treasury Stock

          Treasury Stock is recorded at cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

(m)       Derivative Financial Instruments

          The Company utilizes interest rate swaps to manage interest rate exposures. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The Company does not hold or issue financial instruments for trading purposes. The Company does not hold any derivative financial instruments at December 31, 2002.

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

          Approximately 47% of the Company's employees are covered by a three year collective bargaining agreement, which expires in February 2005.

          The Company estimates that headend products accounted for approximately 66% of the Company's revenues in 2002, 58% in 2001 and 40% in 2000. Any substantial decrease in sales of headend products could have a material adverse effect on the Company's results of operations, financial condition, and cash flows.

          On an as-needed basis, the Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher(R) and DigiCipher(R) encryption systems manufactured by Motorola, Inc., which are standard encryption methodologies employed on U.S. C-Band and Ku-Band transponders and Hughes Network Systems digital satellite receivers for delivery of DIRECTV(TM) programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company's operating results. The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company.

(o)       Stock Options

          The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and net income per common share as if compensation cost for stock options granted under the

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

plans, if applicable, had been determined in accordance with the fair value based method prescribed in FAS 123. The Company does not plan to adopt the fair value based method prescribed by FAS 123.

          The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 9.5 years, no dividend yield, volatility at 73%, risk free interest rate of 3.2% for 2002; expected lives of
9.5 years, no dividend yield, volatility at 71%, risk free interest rate of 5.03% for 2001, and expected lives of 6 years, no dividend yield, volatility at 68%, risk free interest rate of 6.2% for 2000.

          Under  accounting  provisions  of FAS 123,  the  Company's  net income
(loss) to common shareholders and net income (loss) per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):


                                                     Years Ended December 31
                                                  2002       2001      2000
                                                 -------    -------   -------
Net income (loss) as reported ................   $(6,457)   $ 1,217   $ 3,576
Adjustments for fair value of stock options,
 net of tax ..................................       590        469       473
                                                 -------    -------   -------
     Pro forma ...............................   ($7,047)   $   748   $ 3,103
                                                 =======    =======   =======
Net income (loss) per share basic and diluted:
     As reported .............................   $ (0.84)   $  0.16   $  0.47
                                                 =======    =======   =======
     Pro forma ...............................   $ (0.93)   $  0.10   $  0.41
                                                 =======    =======   =======

(p)       Shipping and Handling Costs

          Shipping and handling costs are recorded as a component of selling expenses. Revenues from shipping and handling are not significant. Shipping and handling costs were $181, $120 and $275 for the years ended December 31, 2002, 2001 and 2000, respectively.

(q)       New Accounting Pronouncements

          In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under FAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. FAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. FAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under FAS 146, a company may not restate its previously issued financial statements and FAS 146 grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The adoption of FAS 146 will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - INVENTORIES

Inventories, net of reserves, are summarized as follows:

                                 December 31,
                           -----------------------
                            2002           2001
                           -------        -------
Raw materials .........    $11,054        $13,071
Work in process .......      1,660          2,797
Finished goods ........     12,046         14,348
                           -------        -------
                           $24,760        $30,216
                           =======        =======

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

                                                       December 31,
                                                   --------------------
                                                     2002        2001
                                                   --------    --------
Land ...........................................   $  1,000    $  1,000
Building .......................................      3,361       3,361
Machinery and equipment ........................      7,473       7,365
Cable systems ..................................        811          --
Furniture and fixtures .........................        401         398
Office equipment ...............................      1,754       1,713
Building improvements ..........................        640         640
                                                   --------    --------
                                                     15,440      14,477
Less:  Accumulated depreciation and
        amortization ...........................     (8,609)     (7,340)
                                                   --------    --------
                                                   $  6,831    $  7,137
                                                   ========    ========

NOTE 4 - DEBT

          On March 20, 2002 the Company entered into a credit agreement with Commerce Bank, N.A. ("Commerce Bank") for a $19,500 credit facility, comprised of (i) a $7,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003 (5% at December 31, 2002), (ii) a $9,000 term loan which bears interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants (6.75% at December 31, 2002) and (iii) a $3,500 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the line of credit with Commerce Bank is March 20, 2004. The term loan requires equal monthly principal payments of $187 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

          Upon execution of the credit agreement with Commerce Bank, $14,954 was advanced to the Company, of which $14,827 was used to pay all unpaid principal and accrued interest under the Company's prior line of credit and term loans with First Union National Bank.

          The average amount outstanding on the Company's line of credit during 2002 was $3,208 at a weighted average interest rate of 5.0%. The maximum amount outstanding on the line of credit during 2002 was $5,650. At December 31, 2002, $650 was available under the line of credit.

          At December 31, 2002, the Company was unable to meet one of its financial covenants under its credit agreement with its bank, compliance with which was waived by such bank as of December 31, 2002.

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

Long-term debt consists of the following:

                                                              December 31,
                                                     --------------------------
                                                       2002              2001
                                                     --------          --------
Revolving Line of Credit ...................         $  5,650          $  4,367
Term Loan ..................................            7,313             9,000
Mortgage loan ..............................            3,325             1,941
Capital leases (Note 5) ....................              622               887
                                                     --------          --------
                                                       16,910            16,195
Less:  Current portion .....................           (2,632)           (2,917)
                                                     --------          --------
                                                     $ 14,278          $ 13,278
                                                     ========          ========

          Annual maturities of long-term debt at December 31, 2001 are:

                              2003 ...........   $ 2,632
                              2004 ...........     8,291
                              2005 ...........     2,649
                              2006 ...........       947
                              2007 ...........       233
                              Thereafter .....     2,158
                                                 -------
                                                 $16,910
                                                 =======

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

          The Company leases certain factory and automotive equipment under noncancellable operating leases and equipment under capital leases expiring at various dates through December, 2006.

          Future minimum rental payments, required for all noncancellable leases are as follows:

                                                            Capital     Operating
                                                           ----------  -----------
2003 .................................................         $194         $158
2004 .................................................          191           75
2005 .................................................          186           20
2006 .................................................          157           --
2007 .................................................           --           --
Thereafter ...........................................           --           --
                                                               ----         ----
Total future minimum lease payments ..................          728         $253
                                                                            ====
Less:  amounts representing interest .................          106
                                                               ----
Present value of minimum lease payments...............         $622
                                                               ====

          Property, plant and equipment included capitalized leases of $2,552 at December 31, 2002 and 2001, less accumulated amortization of $1,786 and $1,477 at December 31, 2002 and 2001, respectively.

          Rent expense was $155, $111 and $160 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

NOTE 6 - BENEFIT PLANS

Defined Contribution Plan

          The Company has a defined contribution plan covering all full time non-union employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee's salary deferral. The Company's contributions to this plan were $213, $208, and $185 for the years ended December 31, 2002, 2001 and 2000, respectively.

Defined Benefit Pension Plan

          Substantially all union employees who meet certain requirements of age, length of service and hours worked per year are covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service. Net periodic pension cost for this plan includes the following components:

                                                        December 31,
                                                   -------------------------
        Components of net periodic pension cost:     2002    2001     2000
                                                   -------  ------- --------
        Service cost ............................   $ 137    $ 155    $ 121
        Interest cost ...........................     127      116       80
        Actual return on plan assets ............    (124)    (105)    (148)
        Recognized net actuarial (gain) loss ....      29       27       63
                                                    -----    -----    -----
        Net periodic pension cost ...............   $ 169    $ 193    $ 116
                                                    =====    =====    =====

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

          The funded status of the plan and the amounts recorded in the Company's consolidated balance sheets are as follows:


                                                          December 31,
                                                       ------------------
                                                         2002      2001
                                                       -------    -------
      Change in benefit obligation:
      Benefit obligation at beginning of year ......   $ 1,905    $ 1,299
      Service cost .................................       137        155
      Interest cost ................................       127        116
      Actuarial (gain) loss ........................       (64)       369
      Benefits paid ................................      (100)       (34)
                                                       -------    -------
      Benefit obligation at end of year ............     2,005      1,905
                                                       -------    -------

      Change in plan assets:
      Fair value of plan assets at beginning
        of year ....................................     1,575      1,427
      Actual return on plan assets .................      (203)        (9)
      Employer contribution ........................       479        191
      Benefits paid ................................      (100)       (34)
                                                       -------    -------
      Fair value of plan assets at end of year .....     1,751      1,575
                                                       -------    -------

      Funded status ................................      (254)      (329)
      Unrecognized net actuarial loss ..............       919        694
      Unrecognized net transition liability ........       (40)       (50)
                                                       -------    -------
      Prepaid benefit cost .........................   $   625    $   315
                                                       =======    =======


Key economic assumptions used in these determinations were:

                                                        December 31,
                                                    ----------------------
                                                      2002          2001
                                                    ---------      -------
         Discount rate.............................   7.0%          7.0%
         Expected long-term rate of return.........   7.0%          7.0%

          The Company recorded an unrecognized pension expense of $508 and $351, net of tax as an accumulated other comprehensive loss adjustment to stockholders' equity in 2002 and 2001 respectively. This amount represents a portion of the unrecognized net actuarial loss for the years ending December 31, 2002 and 2001, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

          On January 1, 1995, the Company entered into a consulting and non-competition agreement with a director, who is also the second largest stockholder. Under the agreement, the director provides consulting services on various operational and financial issues and is currently paid at an annual rate of $169 but in no event is such annual rate permitted to exceed $200. The director also agreed to keep all Company information confidential and will not compete directly or indirectly with the Company for the term of the agreement and for a period of two years thereafter. The initial term of this Agreement expires on December 31, 2004 and automatically renews thereafter for successive one-year terms (subject to termination at the end of the initial term or any renewal term on at least 90 days' notice).

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                  As of December 31, 2002, the Chief Executive Officer was indebted to the Company in the amount of $201, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002.

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

          Credit risk with respect to trade accounts receivable is concentrated with five of the Company's customers. These customers accounted for approximately 52% and 29% of the Company's outstanding trade accounts receivable at December 31, 2002 and 2001, respectively. These customers are distributors of telecommunications and private cable television components, and providers of franchise and private cable television service. The Company performs ongoing credit evaluations of its customers' financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company's operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

          For the year ended December 31, 2002, the Company's largest customer accounted for approximately 20% of the Company's sales. This customer also accounted for approximately 14% of the Company's sales in 2001 and for approximately 11% of the Company's sales in 2000. At December 31, 2002, three other customers accounted for 10%, 11% and 11%, respectively, of the Company's outstanding trade accounts receivable. Management believes these amounts to be collectible. For the year ending December 31, 2000, the Company's largest customer accounted for approximately 29% of the Company's sales.

NOTE 9 - STOCKHOLDERS' EQUITY

          On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock. The stock repurchase was funded by a combination of the Company's cash on hand and borrowings against its revolving line of credit. During 2002, 48 shares were repurchased.

NOTE 10 - EARNINGS (LOSS) PER SHARE

          Basic and diluted earnings (loss) per share for each of the three years ended December 31, 2002, 2001 and 2000 are calculated as follows:

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                                            Net Income (Loss)     Shares      Per Share
                                              (Numerator)     (Denominator)     Amount
                                            ----------------------------------------------
For the year ended December 31, 2002:
   Basic and Diluted earnings (loss)
    per share...............................   $ (6,457)           7,604       $ (0.84)
                                            ==============================================
For the year ended December 31, 2001:
   Basic earnings per share.................     $1,217            7,613        $ 0.16
   Effect of assumed conversion of employee
   stock options............................         --               24            --
                                            ----------------------------------------------
   Diluted earnings per share...............    $ 1,217            7,637        $ 0.16
                                            ==============================================
For the year ended December 31, 2000:
   Basic earnings per share.................    $ 3,576            7,620        $ 0.47
   Effect of assumed conversion of employee
   stock options............................         --               12            --
                                            ----------------------------------------------
   Diluted earnings per share...............    $ 3,576            7,632        $ 0.47
                                            ==============================================

          The diluted share base excludes incremental shares of 1,301, 888 and 850 related to stock options and a warrant for December 31, 2002, 2001 and 2000, respectively. These shares were excluded due to their antidilutive effect.

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

          Stockholders have previously approved a total of 1,150 shares of common stock for issuance under the 1995 Plan, as amended to date.

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

          The  following  tables  summarize   information  about  stock  options
outstanding for each of the three years ended December 31, 2000, 2001 and 2002:


                                         Weighted-                    Weighted-
                                          Average                      Average
                               1994       Exercise       1995          Exercise          1996       Weighted-Average
                             Plan (#)    Price ($)      Plan (#)      Price ($)         Plan (#)    Exercise Price ($)
                           ---------------------------------------------------------------------------------------------
Shares under option:
Outstanding at
      January 1, 2000           111          5.42           656             6.97             34              6.82
      Granted                    --            --           156             6.78             20              7.03
      Exercised                 (23)         3.44           (28)            6.88             --                --
      Forfeited                  --            --           (55)            6.82             --                --
Outstanding at
      December 31, 2000          88          5.93           729             6.94             54              6.90
      Granted                    34          2.88           130             2.95             20              2.88
      Exercised                  --            --            --               --             --                --
      Forfeited                 (35)         9.19           (92)            7.72             --                --
Outstanding at
      December 31, 2001          87          3.42           767             6.18             74              5.80
      Granted                    --            --           302             3.42             20              3.40
      Exercised                  (1)         2.88            --               --             --                --
      Forfeited                  (6)         3.16           (30)            6.70             --                --
Outstanding at
      December 31, 2002          80          3.45         1,039             5.36             94              5.29
Options exercisable
at December 31, 2002             65          3.58           576             6.55             74              5.80
Weighted-average fair
value of options granted
during:  2000                    --                       $4.49                           $4.51
         2001                 $2.22                       $2.28                           $2.22
         2002                    --                       $2.70                           $2.60


          Total options available for grant were 68 and 105 at December 31, 2002 and December 31, 2001, respectively.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                              Options Outstanding                                        Options Exercisable
                     ---------------------------------------                      ----------------------------------
   Range of          Number of Options    Weighted-Average     Weighted-Average      Number       Weighted-Average
   Exercise            Outstanding at         Remaining         Exercise Price     Exercisable     Exercise Price
  Prices ($)              12/31/02        Contractual Life           ($)           at 12/31/02           ($)
----------------------------------------  --------------------------------------------------------------------------
1994 Plan:
   2.57 to 2.88              49                    4.6                  2.73              34               2.66
           4.33              28                    2.4                  4.33              28               4.33
           6.88               3                    3.9                  6.88               3               6.88
                          -----                                                        -----
   2.57 to 6.88              80                    3.8                  3.45              65               3.58
                          =====                                                        =====

1995 Plan:
   2.79 to 3.19             125                    8.2                  2.89              40               2.89
   3.43 to 3.64             306                    9.2                  3.44               3               3.64
   5.88 to 6.75             155                    7.3                  6.64             116               6.61
   6.88 to 7.38             448                    4.3                  6.89             412               6.89
           8.63               5                    6.7                  8.63               5               8.63
                          -----                                                        -----
                          1,039                    6.7                  5.36             576               6.55
                          =====                                                          ===

1996 Plan:
           2.88              20                    8.1                  2.88              20               2.88
           3.40              20                    9.1                  3.40              --                 --
           6.53               8                    6.5                  6.53               8               6.53
   6.88 to 7.03              45                    5.9                  6.95              45               6.95
           8.50               1                     .5                  8.50               1               8.50
                          -----                                                        -----
                             94                    7.1                  5.29              74               5.80
                          =====                                                        =====

NOTE 12 - INCOME TAXES

          The following summarizes the provision (benefit) for income taxes:


                                       Year Ended December 31,
                                     -----------------------------
                                       2002      2001        2000
                                     -------    -------    -------
Current:
   Federal .......................   $   (56)   $   660    $ 2,438
   State and local ...............       (31)        40        143
                                     -------    -------    -------
                                         (87)       700      2,581
Deferred:
   Federal .......................       275          3       (554)
   State and local ...............        33          1        (16)
                                     -------    -------    -------
                                         308          4       (570)
                                     -------    -------    -------
Provision for income taxes .......   $   221    $   704    $ 2,011
                                     =======    =======    =======

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


          The provision for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:


                                                                 Year Ended December 31,
                                                                -------------------------
                                                                 2002      2001    2000
                                                                ------    ------   ------
Provision for Federal income taxes at the statutory rate ....   $  221    $  653   $1,900
State and local income taxes, net of Federal benefit ........       46        26       75
Adjustment of prior year's accruals .........................      (55)       --       --
Other, net ..................................................        9        25       36
                                                                ------    ------   ------
Provision for income taxes ..................................   $  221    $  704   $2,011
                                                                ======    ======   ======

                  Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------      ---------
Deferred tax assets:
   Allowance for doubtful accounts ...............       $   385        $   660
   Inventory .....................................         1,289            946
   Other .........................................           184            140
   Other - Long Term .............................           409            316
   Other - Goodwill ..............................         3,723             --
                                                         -------        -------
     Total deferred tax assets ...................         5,990          2,062
                                                         -------        -------
Deferred tax liabilities:
   Depreciation ..................................          (221)          (266)
                                                         -------        -------
     Total deferred tax liabilities ..............          (221)          (266)
                                                         -------        -------
                                                         $ 5,769        $ 1,796
                                                         =======        =======


NOTE 13 - ACQUISITION (DOLLARS IN THOUSANDS)

          During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit cable television systems (the "SYSTEMS") owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, LLC ("BDR BROADBAND"), 80% of the outstanding capital stock of which is owned by the Company, acquired the Systems, which are comprised of approximately 3,270 existing MDU cable television subscribers and approximately 7,340 passings. BDR Broadband paid approximately $1,880 for the Systems, subject to adjustment, which constitutes a purchase price of $.575 per subscriber. The final closing date for the transaction was on October 1, 2002 and BDR Broadband has been reflected in the consolidated results of the Company since that date. The Systems are expected to be cash flow positive beginning in the first year. It is planned that the Systems will be upgraded with approximately $1,300 of interdiction and other products of the Company over the course of operation.

          The purchase price was allocated $1,489 to rights-of-entry and $391 to fixed assets. The rights-of-entry will be amortized over a five year period.

          In consideration for its majority interest in BDR Broadband, the Company advanced to BDR Broadband $250, which was paid to the sellers as a down payment against the final purchase price for the Systems. The Company also agreed to guaranty payment of the aggregate purchase price for the Systems by BDR Broadband.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


The approximately $1,630 balance of the purchase price was paid by the Company on behalf of BDR Broadband on November 30, 2002 pursuant to the terms and in satisfaction of certain promissory notes executed by BDR Broadband in favor of the sellers.

NOTE 14 - NOTES RECEIVABLE

          During September 2002, the Company sold inventory at a cost of approximately $1,447 to a private cable operator for approximately $1,929 in exchange for which the Company received notes receivable in the principal amount of approximately $1,929. The notes are payable by the customer in 48 monthly principal and interest (at 11.5%) installments of approximately $51 commencing January 1, 2003. The customer's payment obligations under the notes are collateralized by purchase money liens on the inventory sold and blanket second liens on all other assets of the customer. The Company has recorded the notes receivable at the inventory cost and will not recognize any revenue or gross profit on the transaction until a substantial amount of the cost has been recovered.

NOTE 15 - SUBSEQUENT EVENT

          In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC ("NETLINC") and a 35% minority interest in Blonder Tongue Telephone, LLC ("BTT") (to which the Company has licensed its name). The aggregate purchase price consists of (i) up to $3,500 payable over a minimum of two years, plus (ii) 500 shares of the Company's common stock. Of the $3,500 payable under the agreements, the Company's obligation to pay $2,500 is contingent upon BTT achieving specified targeted monthly earnings objectives.

NOTE 16 - QUARTERLY FINANCIAL INFORMATION - UNAUDITED

                                                  2002 Quarters                                 2001 Quarters
                                                  -------------                              ------------------
                                       First    Second    Third     Fourth           First     Second    Third    Fourth
                                     ---------------------------------------------------------------------------------------
Net sales...........................  $10,890   $11,257  $13,171   $11,633        $10,745     $12,752   $16,064  $14,066
Gross profit........................    3,316     3,051    3,777     2,612          3,646       4,577     5,251    3,225
Net earnings (loss).................   (6,703)       33      536      (323)          (207)        498     1,034     (108)
Basic earnings (loss) per share.....    (0.88)      .01      .07      (.04)          (.03)        .07       .14     (.02)
Diluted earnings (loss) per share...    (0.88)      .01      .07      (.04)          (.03)        .07       .14     (.02)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:



The audits referred to in our report dated March 5, 2003, relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP
Woodbridge, New Jersey


March 5, 2003

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
           SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


               Column A                      Column B                Column C            Column D         Column E
               --------                      --------                --------            --------         --------
                                                                    Additions

                                             Balance at      Charged       Charged
        Allowance for Doubtful               Beginning          to         to Other     Deductions       Balance at
               Accounts                       of Year       Expenses      Accounts     Write-Offs       End of Year
               --------                      ---------      --------      --------     ----------      -------------
Year ended December 31, 2002                  $1,833            $180                    ($1,298)            $  715

Year ended December 31, 2001:                 $1,424            $409          --           --               $1,833

Year ended December 31, 2000:                 $  683            $741          --           --               $1,424

       Inventory Reserve
       -----------------

Year ended December 31, 2002                  $1,943            $500          --           --               $2,443

Year ended December 31, 2001:                 $1,403            $540          --           --               $1,943

Year ended December 31, 2000:                 $1,192            $211          --           --               $1,403

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BLONDER TONGUE LABORATORIES, INC.


Date:  March 31, 2003                 By:  /S/ JAMES A. LUKSCH
                                           -----------------------------------
                                           James A. Luksch
                                           President and Chief Executive Officer

                                      By: /S/ ERIC SKOLNIK
                                          --------------------------------------
                                          Eric Skolnik, Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                                       Title                    Date
----                                                       -----                    ----
 /S/ JAMES A. LUKSCH                         Director, President and Chief      March 31, 2003
------------------------------------         Executive Officer (Principal
James A. Luksch                              Executive Officer)



 /S/ ERIC SKOLNIK                            Chief Financial Officer            March 31, 2003
------------------------------------         (Principal Financial Officer and
Eric Skolnik                                 Principal Accounting Officer)


 /S/ ROBERT J. PALLE, JR.                    Director, Executive Vice           March 31, 2003
------------------------------------         President, Chief Operating
Robert J. Palle, Jr.                         Officer, Secretary and Treasurer


 /S/ JOHN E. DWIGHT                          Director                           March 31, 2003
------------------------------------
John E. Dwight


 /S/ JAMES H. WILLIAMS                       Director                           March 31, 2003
------------------------------------
James H. Williams


 /S/ JAMES F. WILLIAMS                       Director                           March 31, 2003
------------------------------------
James F. Williams


 /S/ ROBERT B. MAYER                         Director
------------------------------------
Robert B. Mayer                                                                 March 31, 2003


 /S/ GARY P. SCHARMETT                       Director                           March 31, 2003
------------------------------------
Gary P. Scharmett


 /S/ ROBERT E. HEATON                        Director                           March 31, 2003
------------------------------------
Robert E.  Heaton


                                  CERTIFICATION

          I, James A. Luksch, President and Chief Executive Officer of Blonder Tongue Laboratories, Inc., certify that:


1. I have reviewed this annual report on Form 10-K of Blonder Tongue Laboratories, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


                                        /s/  James A. Luksch
                                        ----------------------------------------
                                        James A. Luksch
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                  CERTIFICATION

          I, Eric Skolnik, Vice President and Chief Financial Officer of Blonder Tongue Laboratories, Inc., certify that:


1. I have reviewed this annual report on Form 10-K of Blonder Tongue Laboratories, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


                                      /s/  Eric Skolnik
                                      ------------------------------------------
                                      Eric Skolnik
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)