Form 10-Q
period 2003-03-31
BLONDER TONGUE LABORATORIES INC
filed 2003-05-15
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
          ____________.




COMMISSION FILE NUMBER 1-14120



                        BLONDER TONGUE LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                          52-1611421
  ----------------------------                          ----------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)


ONE JAKE BROWN ROAD, OLD BRIDGE, NEW JERSEY                     08857
-------------------------------------------                   ----------
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (732) 679-4000


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

Number of shares of common stock, par value $.001, outstanding as of May 14, 2003: 7,522,027


                      The Exhibit Index appears on page 16.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             March 31,    December
                                                                               2003      31, 2002
                                                                             --------    --------
              ASSETS (NOTE 4)                                              (unaudited)
Current assets:
     Cash ................................................................   $     32    $    258
     Accounts receivable, net of allowance for doubtful
     accounts of $797 and $715 respectively ..............................      7,040       6,713
     Inventories, net (Note 3) ...........................................     23,634      24,760
     Notes receivable (Note 6) ...........................................        459         459
     Income tax receivable ...............................................        361         170
     Other current assets ................................................        520         556
     Deferred income taxes ...............................................      1,892       1,858
                                                                             --------    --------
         Total current assets ............................................     33,938      34,774
Notes receivable (Note 6) ................................................        857       1,019
Property, plant and equipment, net of accumulated
    depreciation and amortization ........................................      6,869       6,831
Patents, net .............................................................      2,998       3,120
Rights-of-Entry, net (Note 5) ............................................      1,477       1,396
Other assets, net ........................................................        948         951
Investment in Blonder Tongue Telephone LLC (Note 7) ......................        200          --
Deferred income taxes ....................................................      3,867       3,911
                                                                             --------    --------
                                                                             $ 51,154    $ 52,002
                                                                             ========    ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (Note 4) ..........................   $  2,634    $  2,632
     Accounts payable ....................................................      1,352         888
     Accrued compensation ................................................        597         514
     Accrued benefit liability ...........................................        196         196
     Other accrued expenses ..............................................        164         227
                                                                             --------    --------
         Total current liabilities .......................................      4,943       4,457
                                                                             --------    --------
Long-term debt (Note 4) ..................................................     13,771      14,278
Stockholders' equity:
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding ...............................................         --          --
     Common stock, $.001 par value; authorized 25,000 shares, 8,445 shares
     Issued ..............................................................          8           8
     Paid-in capital .....................................................     24,145      24,145
     Retained earnings ...................................................     15,233      15,991
     Accumulated other comprehensive loss ................................       (508)       (508)
     Treasury stock, at cost, 922 shares and 879 shares, respectively ....     (6,438)     (6,369)
                                                                             --------    --------
         Total stockholders' equity ......................................     32,440      33,267
                                                                             --------    --------
                                                                             $ 51,154    $ 52,002
                                                                             ========    ========

See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                   --------------------
                                                                     2003       2002
                                                                   --------    --------
Net sales ......................................................   $  8,602    $ 10,890
Cost of goods sold .............................................      6,443       7,574
                                                                   --------    --------
    Gross profit ...............................................      2,159       3,316
                                                                   --------    --------
Operating expenses:
    Selling ....................................................        998       1,118
    General and administrative .................................      1,564       1,197
    Research and development ...................................        548         497
                                                                   --------    --------
                                                                      3,110       2,812
                                                                   --------    --------
Earnings (loss) from operations ................................       (951)        504
                                                                   --------    --------

    Interest expense ...........................................       (273)       (211)
                                                                   --------    --------

Earnings (loss) before income taxes ............................     (1,224)        293
Provision (benefit) for income taxes ...........................       (466)        110
                                                                   --------    --------
Earnings (loss) before cumulative effect .......................       (758)        183
Cumulative effect of change in
  accounting principle, net of tax .............................         --      (6,886)
                                                                   --------    --------
Net loss .......................................................   $   (758)   $ (6,703)
                                                                   ========    ========
Basic earnings (loss) per share before cumulative effect .......   $  (0.10)   $   0.02
Cumulative effect of change in accounting
  principle, net of tax ........................................         --       (0.90)
                                                                   --------    --------
Basic loss per share ...........................................   $  (0.10)   $  (0.88)
                                                                   ========    ========
Basic weighted average shares outstanding ......................      7,539       7,613
                                                                   ========    ========
Diluted earnings (loss) per share before cumulative effect .....   $  (0.10)   $   0.02
Cumulative effect of change in
  accounting principle, net of tax .............................         --       (0.90)
                                                                   --------    --------
Diluted loss per share .........................................   $  (0.10)   $  (0.88)
                                                                   ========    ========
Diluted weighted average shares outstanding ....................      7,539       7,613
                                                                   ========    ========


See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                   March 31,
                                                             --------------------
                                                               2003       2002
                                                             --------    --------
Cash Flows From Operating Activities:
     Net loss ............................................   $   (758)   $ (6,703)
     Adjustments to reconcile net earnings to cash
     provided by (used in) operating activities:
       Cumulative effect of change in
         accounting principle ............................         --       6,886
       Depreciation ......................................        285         324
       Amortization ......................................        191         107
       Provision for doubtful accounts ...................         90          90
       Deferred income taxes .............................         10        (115)
       Changes in operating assets and liabilities:
         Accounts receivable .............................       (417)      2,225
         Inventories .....................................      1,126           2
         Other current assets ............................         36         216
         Other assets ....................................          3        (178)
         Income taxes ....................................       (191)        225
         Accounts payable and accrued expenses ...........        484      (1,450)
                                                             --------    --------
         Net cash provided by operating activities .......        859       1,629
                                                             --------    --------
Cash Flows From Investing Activities:
     Capital expenditures ................................       (323)        (29)
     Receipts from note receivable .......................        162          --
     Investment in Blonder Tongue Telephone, LLC .........       (200)         --
     Acquisition of rights-of-entry ......................       (150)         --
                                                             --------    --------
     Net cash used in investing activities ...............       (511)        (29)
                                                             --------    --------
Cash Flows From Financing Activities:
     Borrowings of long-term debt ........................      2,430      14,954
     Repayments of long-term debt ........................     (2,935)    (17,103)
     Acquisition of treasury stock .......................        (69)         --
                                                             --------    --------
           Net cash used in financing activities .........       (574)     (2,149)
                                                             --------    --------
Net decrease in cash .....................................       (226)       (549)
Cash, beginning of period ................................        258         942
                                                             --------    --------
Cash, end of period ......................................   $     32    $    393
                                                             ========    ========
Supplemental Cash Flow Information:
     Cash paid for interest ..............................   $    187    $    243
     Cash paid for income taxes ..........................         --          --
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

     The results for the first quarter of 2003 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at March 31, 2003. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - STOCK OPTIONS

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and net income per common share as if compensation cost for stock options granted under the plans, if applicable, had been determined in accordance with the fair value based method prescribed in FAS 123. The Company does not plan to adopt the fair value based method prescribed by FAS 123.

     The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 9.5 years, no dividend yield, volatility at 73%, risk free interest rate of 3.2% for the three months ended March 31, 2002. No options were granted during the three months ended March 31, 2003.

     Under accounting provisions of FAS 123, the Company's net loss to common shareholders and net loss per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):


                                                           Three Months
                                                           Ended March 31
                                                         ------------------
                                                          2003       2002
                                                         -------    -------
Net loss as reported .................................   $  (758)   $(6,703)
Adjustment for fair value of stock options,
 net of tax ..........................................        78        148
                                                         -------    -------
     Pro forma .......................................   ($  836)   ($6,851)
                                                         =======    =======
Net loss per share basic and diluted:
     As reported .....................................   $ (0.10)   $ (0.88)
                                                         =======    =======
     Pro forma .......................................   $ (0.11)   $ (0.90)
                                                         =======    =======

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

NOTE 3 - INVENTORIES

     Inventories net of reserves are summarized as follows:


                                                     March 31,          Dec. 31,
                                                      2003                2002
                                                     -------             -------
Raw Materials ..........................             $10,784             $11,054
Work in process ........................               1,633               1,660
Finished Goods .........................              11,217              12,046
                                                     -------             -------
                                                     $23,634             $24,760
                                                     =======             =======

NOTE 4 - DEBT

     On March 20, 2002 the Company executed a credit agreement with Commerce Bank, N.A. for a $19,500 credit facility, comprised of (i) a $7,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003 (5% at March 31, 2003), (ii) a $9,000 term loan which bears interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants (6.75% at March 31, 2003) and (iii) a $3,500 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the line of credit with Commerce Bank is April 1, 2004. The term loan requires equal monthly principal payments of $187 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     Upon execution of the credit agreement with Commerce Bank, $14,954 was advanced to the Company, of which $14,827 was used to pay all unpaid principal and accrued interest under the Company's prior line of credit and term loans with First Union National Bank.

     At March 31, 2003, there was $5,595, $6,750 and $3,267 outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

     At March 31, 2003, the Company was unable to meet one of its financial covenants under its credit agreement with its bank, compliance with which was waived by such bank as of March 31, 2003.

NOTE 5 - RIGHTS OF ENTRY ACQUISITION (DOLLARS IN THOUSANDS)

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

     The purchase price (excluding transaction costs) was allocated $1,489 to rights-of-entry and $391 to fixed assets. The rights-of-entry will be amortized over a five year period.

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

NOTE 6 - NOTES RECEIVABLE

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

NOTE 7 - ACQUISITION

     In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC ("NETLINC") and a 35% minority interest in Blonder Tongue Telephone, LLC ("BTT") (to which the Company has licensed its name). The aggregate purchase price consists of (i) up to $3,500 payable over a minimum of two years, plus
(ii) 500 shares of the Company's common stock. Of the $3,500 payable under the agreements, the Company's obligation to pay $2,500 is contingent upon BTT achieving specified targeted monthly earnings objectives. As of March 31, 2003, $200 has been paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (See Item 1 - Business; Item 3
- Legal Proceedings; and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC ("NETLINC") and a 35% minority interest in Blonder Tongue Telephone, LLC ("BTT") (to which the Company has licensed its name). The aggregate purchase price consists of (i) up to $3,500,000 payable over a minimum of two years, plus (ii) 500,000 shares of the Company's common stock. Of the $3,500,000 payable under the agreements, Blonder Tongue's obligation to pay $2,500,000 is contingent upon BTT achieving specified targeted monthly earnings objectives. As of March 31, 2003, $200,000 has been paid.

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

First three months of 2003 Compared with first three months of 2002

     Net Sales. Net sales decreased $2,288,000 or 21% to $8,602,000 in the first three months of 2003 from $10,890,000 in the first three months of 2002. The decrease in sales is primarily attributed to a decrease in capital spending by cable system operators and weak overall economic conditions. As a result, the Company experienced lower interdiction and digital product sales. Net sales included approximately $775,000 and $1,336,000 of interdiction and digital equipment for the first three months of 2003 compared to approximately $1,014,000 and $2,139,000 for the first three months of 2002.

     Cost of Goods Sold. Cost of goods sold decreased to $6,443,000 for the first three months of 2003 from $7,574,000 for the first three months of 2002, primarily due to decreased volume but increased as a percentage of sales to 74.9% from 69.6%. The increase as a percentage of sales was caused primarily by a higher portion of sales during the period being comprised of lower margin product, including the Motorola QAM decoder.

     Selling Expenses. Selling expenses decreased to $998,000 for the first three months of 2003 from $1,118,000 in the first three months of 2002 but increased as a percentage of sales to 11.6% for the first three months of 2003 from 10.3% for the first three months of 2002. This $120,000 decrease is primarily attributable to a decrease in wages and fringe benefits of $34,000 due to a reduction in headcount, along with a reduction in freight of $50,000 and commissions of $24,000 due to reduced sales levels.

     General and Administrative Expenses. General and administrative expenses increased to $1,564,000 for the first three months of 2003 from $1,197,000 for the first three months of 2002 and increased as a percentage of sales to 18.2% for the first three months of 2003 from 11.0% for the first three months of 2002. The $367,000 increase can be primarily attributed to professional fees of $109,000, depreciation and amortization of $97,000 and operating expenses of $123,000, all of which related to BDR Broadband.

     Research and Development Expenses. Research and development expenses increased to $548,000 in the first three months of 2003 from $497,000 in the first three months of 2002. This $51,000 increase was primarily due to an increase in licensing fees of $16,000 and an $18,000 increase in departmental supplies. Research and development expenses, as a percentage of sales, increased to 6.4% in the first three months of 2003 from 4.6% in the first three months of 2002.

     Operating Income (Loss). Operating income (loss) was a loss of $951,000 for the first three months of 2003 compared to income of $504,000 for the first three months of 2002.

     Interest Expense. Interest expense increased to $273,000 in the first three months of 2003 from $211,000 in the first three months of 2002. The increase is the result of higher average borrowing.

     Income Taxes. The provision (benefit) for income taxes for the first three months of 2003 was a benefit of $466,000 compared to a provision of $110,000 for the first three months of 2002 as a result of a decrease in taxable income.

     Cumulative Effect of Change in Accounting Principle. During the first three months of 2002, the Company implemented FAS 142, which resulted in the write off of $10,760,000 of the net book value of goodwill, offset by the future tax benefit thereof in the amount of $3,874,000. The net cumulative effect of this change in accounting principles was a non-recurring $6,886,000 charge against earnings in the first three months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003 and December 31, 2002, the Company's working capital was $28,995,000 and $30,317,000, respectively. The decrease in working capital is attributable primarily to a reduction of inventory of $1,126,000 along with an increase in accounts payable and accrued expenses of $484,000.

     The Company's net cash provided by operating activities for the three-month period ended March 31, 2003 was $859,000, compared to net cash provided by operating activities for the three-month period ended March 31, 2002, which was $1,629,000. The decrease in net cash is primarily due to a decrease in inventory offset by a decrease in accounts payable and accrued expenses.

     Cash used in investing activities was $511,000, which was attributable to capital expenditures for new equipment and upgrades to the BDR Broadband Systems of $323,000 and a $200,000 investment in BTT.

     Cash used in financing activities was $574,000 for the first three months of 2003 primarily comprised of $2,430,000 of borrowings offset by $2,935,000 of repayments of long term debt.

     On March 20, 2002 the Company executed a credit agreement with Commerce Bank, N.A. for a $19,500,000 credit facility, comprised of (i) a $7,000,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003 (5% at March 31, 2003), (ii) a $9,000,000 term loan which bears interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants (6.75% at March 31, 2003) and (iii) a $3,500,000 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the line of credit with Commerce Bank is April 1, 2004. The term loan requires equal monthly principal payments of $187,000 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19,000 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     Upon execution of the credit agreement with Commerce Bank, $14,954,000 was advanced to the Company, of which $14,827,000 was used to pay all unpaid principal and accrued interest under the Company's prior line of credit and term loans with First Union National Bank.

     At  March  31,  2003,  there  was  $5,595,000,  $6,750,000  and  $3,267,000 outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

     At March 31, 2003, the Company was unable to meet one of its financial covenants under its credit agreement with Commerce Bank, compliance with which was waived by Commerce Bank as of March 31, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At March 31, 2003 and 2002 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $5,595,000 and $753,913, respectively. A hypothetical 100 basis point increase in interest rates would have had an annualized unfavorable impact of approximately $56,000 and $8,000, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels. At March 31, 2003, the Company did not have any derivative financial instruments.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the first quarter ended March 31, 2003 through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The exhibits are listed in the Exhibit Index appearing at page 15 herein.

     (b)  No reports on Form 8-K were filed in the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLONDER TONGUE LABORATORIES, INC.



Date:  May 15, 2003                     By:      /s/  James A. Luksch
                                           -------------------------------------
                                           James A. Luksch
                                           Chief Executive Officer



                                        By:      /s/  Eric Skolnik
                                           -------------------------------------
                                           Eric Skolnik
                                           Senior Vice President and Chief
                                           Financial Officer
                                           (Principal Financial Officer)

                                  CERTIFICATION

     I, James A. Luksch, Chief Executive Officer of Blonder Tongue Laboratories, Inc., certify that:

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

Date:  May 15, 2003

                                                /s/  James A. Luksch
                                                --------------------------------
                                                James A. Luksch
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                  CERTIFICATION

     I, Eric Skolnik, Senior Vice President and Chief Financial Officer of Blonder Tongue Laboratories, Inc., certify that:

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

Date:  May 15, 2003


                                                /s/  Eric Skolnik
                                                --------------------------------
                                                Eric Skolnik
                                                Senior Vice President and Chief
                                                Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit #               Description                     Location
---------               -----------                     --------

3.1 Restated Certificate of Incorporated by reference from Incorporation of Blonder Exhibit 3.1 to S-1
               Tongue Laboratories, Inc.          Registration   Statement   No.
                                                  33-98070    originally   filed
                                                  October 12, 1995, as amended.

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

10.1           Capital Contribution Agreement     Filed herewith
               between     Blonder     Tongue
               Telephone,    LLC,    Resource
               Investment,   LLC,   H.  Tyler
               Bell, NetLinc  Communications,
               LLC   and    Blonder    Tongue
               Laboratories,    Inc.,   dated
               March 26, 2003

99.1           Certification    pursuant   to     Filed herewith.
               Section 906 of  Sarbanes-Oxley
               Act of 2002