Form 10-Q
period 2003-06-30
BLONDER TONGUE LABORATORIES INC
filed 2003-08-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ____________

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO
     _____________.



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

Number of shares of common stock, par value $.001, outstanding as of August 14, 2003: 7,495,406


                      The Exhibit Index appears on page 16.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            (unaudited)
                                                                              June 30,   December
                                                                               2003      31, 2002
                                                                             --------    --------
              ASSETS (NOTE 4)
Current assets:
     Cash ................................................................   $    281    $    258
     Accounts receivable, net of allowance for doubtful
     accounts of $872 and $715 respectively ..............................      5,753       6,713
     Inventories, net (Note 3) ...........................................     22,140      24,760
     Notes receivable (Note 6) ...........................................        459         459
     Income tax receivable ...............................................        663         170
     Prepaid and other current assets ....................................        970         556
     Deferred income taxes ...............................................      1,933       1,858
                                                                             --------    --------
         Total current assets ............................................     32,199      34,774
Notes receivable (Note 6) ................................................        652       1,019
Property, plant and equipment, net of accumulated
    depreciation and amortization ........................................      6,956       6,831
Patents, net .............................................................      2,881       3,120
Rights-of-Entry, net (Note 5) ............................................      1,407       1,396
Other assets, net ........................................................        991         951
Investment in Blonder Tongue Telephone LLC (Note 7) ......................        725          --
Deferred income taxes ....................................................      3,799       3,911
                                                                             --------    --------
                                                                             $ 49,610    $ 52,002
                                                                             ========    ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (Note 4) ..........................   $ 15,781    $  2,632
     Accounts payable ....................................................        470         888
     Accrued compensation ................................................        697         514
     Accrued benefit liability ...........................................        196         196
     Other accrued expenses ..............................................         69         227
                                                                             --------    --------
         Total current liabilities .......................................     17,213       4,457
                                                                             --------    --------
Long-term debt (Note 4) ..................................................        394      14,278
Stockholders' equity:
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding ...............................................         --          --
     Common stock, $.001 par value; authorized 25,000 shares, 8,445 shares
     Issued ..............................................................          8           8
     Paid-in capital .....................................................     24,145      24,145
     Retained earnings ...................................................     14,843      15,991
     Accumulated other comprehensive loss ................................       (508)       (508)
     Treasury stock, at cost, 949 shares and 879 shares, respectively ....     (6,485)     (6,369)
                                                                             --------    --------
         Total stockholders' equity ......................................     32,003      33,267
                                                                             --------    --------
                                                                             $ 49,610    $ 52,002
                                                                             ========    ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   Three Months             Six Months
                                                  Ended June 30,          Ended June 30,
                                               --------------------    --------------------
                                                 2003       2002        2003        2002
                                               --------    --------    --------    --------
Net sales ..................................   $  8,534    $ 11,257    $ 17,136    $ 22,147
Cost of goods sold .........................      5,859       8,206      12,302      15,780
                                               --------    --------    --------    --------
   Gross profit ............................      2,675       3,051       4,834       6,367
                                               --------    --------    --------    --------
Operating expenses:
   Selling .................................        953       1,081       1,951       2,199
   General and administrative ..............      1,607       1,171       3,171       2,368
   Research and development ................        468         469       1,016         966
                                               --------    --------    --------    --------
                                                  3,028       2,721       6,138       5,533
                                               --------    --------    --------    --------
Earnings (loss) from operations ............       (353)        330      (1,304)        834
                                               --------    --------    --------    --------
Interest expense ...........................       (282)       (275)       (555)       (486)
                                               --------    --------    --------    --------

Earnings (loss) before income taxes ........       (635)         55      (1,859)        348
Provision (benefit) for income taxes .......       (245)         22        (711)        132
                                               --------    --------    --------    --------
Earnings (loss) before cumulative effect ...       (390)         33      (1,148)        216
Cumulative effect of change in accounting
   principle, net of tax ...................         --          --          --      (6,886)
                                               --------    --------    --------    --------
Net (loss) earnings ........................   $   (390)   $     33    $ (1,148)   $ (6,670)
                                               ========    ========    ========    ========
Basic earnings (loss) per share before
   cumulative effect .......................   $  (0.05)   $   0.01    $  (0.15)   $   0.03
Cumulative effect of change in accounting
   principle, net of tax ...................         --          --          --       (0.90)
                                               --------    --------    --------    --------
Basic earnings (loss) per share ............   $  (0.05)   $   0.01    $  (0.15)   $  (0.87)
                                               ========    ========    ========    ========
Basic weighted average shares outstanding ..      7,500       7,613       7,519       7,613
                                               ========    ========    ========    ========
Diluted earnings (loss) per share before
   cumulative effect .......................   $  (0.05)   $   0.01    $  (0.15)   $   0.03
Cumulative effect of change in accounting
   principle, net of tax ...................         --          --          --       (0.90)
                                               --------    --------    --------    --------
Diluted earnings (loss) per share ..........   $  (0.05)   $   0.01    $  (0.15)   $  (0.87)
                                               ========    ========    ========    ========
Diluted weighted average shares outstanding       7,500       7,630       7,519       7,613
                                               ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Six Months
                                                                Ended June 30,
                                                             --------------------
                                                               2003        2002
                                                             --------    --------
 Cash Flows From Operating Activities:
   Net loss ..............................................   $ (1,148)   $ (6,670)
   Adjustments to reconcile net earnings (loss) to cash
     provided by (used in) operating activities:
     Cumulative effect of change in accounting principle..         --       6,886
     Depreciation ........................................        574         642
     Amortization ........................................        378         216
     Provision for doubtful accounts .....................        180         168
     Provision for inventory reserves ....................         39          --
     Deferred income taxes ...............................         37         (90)
  Changes in operating assets and liabilities:
     Accounts receivable .................................        780       3,368
     Inventories .........................................      2,581         622
     Other current assets ................................       (414)        359
     Other assets ........................................        (40)       (186)
     Income taxes ........................................       (493)         51
     Accounts payable and accrued expenses ...............       (393)     (5,525)
                                                             --------    --------
       Net cash provided by (used in) operating activities      2,081        (159)
                                                             --------    --------
Cash Flows From Investing Activities:
   Capital expenditures ..................................       (699)        (78)
   Acquisition of rights-of-entry ........................       (150)       (250)
   Receipt from note receivable ..........................        367          --
   Investment in Blonder Tongue Telephone, LLC ...........       (725)         --
                                                             --------    --------
   Net cash used in investing activities .................     (1,207)       (328)
                                                             --------    --------
 Cash Flows From Financing Activities:
   Borrowings of long-term debt ..........................      5,971      23,719
   Repayments of long-term debt ..........................     (6,706)    (24,108)
   Proceeds from exercise of stock options ...............         --           2
   Acquisition of treasury stock .........................       (116)         --
                                                             --------    --------
   Net cash used in financing activities .................       (851)       (387)
                                                             --------    --------
   Net increase (decrease) in cash .......................         23        (874)
                                                             --------    --------
 Cash, beginning of period ...............................        258         942
                                                             --------    --------
 Cash, end of period .....................................   $    281    $     68
                                                             ========    ========
Supplemental Cash Flow Information:
   Cash paid for interest ................................   $    475    $    470
   Cash paid for income taxes ............................   $     --    $     51

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

     The results for the second quarter and six months of 2003 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at June 30, 2003. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the year ended December 31, 2002.

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

     The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 9.5 years, no dividend yield, volatility at 73%, and risk free interest rate of 3.2% for the six months ended June 30, 2002; expected lives of 9.2 years, no dividend yield, volatility at 73%, and risk free interest rate of 3.67% for the six months ended June 30, 2003.

         Under accounting provisions of FAS 123, the Company's net loss to common shareholders and net loss per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                             Six Months
                                                           Ended June 30
                                                         ------------------
                                                          2003       2002
                                                         -------    -------
Net loss as reported .................................   $(1,148)   $(6,670)
Adjustment for fair value of stock options,
    net of tax                                               162        295
                                                         -------    -------
     Pro forma .......................................   $(1,310)   $(6,965)
                                                         =======    =======
Net loss per share basic and diluted:
     As reported .....................................   $ (0.15)   $ (0.87)
                                                         =======    =======
     Pro forma .......................................   $ (0.17)   $ (0.91)
                                                         =======    =======

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 3 - INVENTORIES

     Inventories net of reserves are summarized as follows:

                                  June 30,  Dec. 31,
                                   2003      2002
                                  -------   -------
Raw Materials ................    $10,339   $11,054
Work in process ..............      1,384     1,660
Finished Goods ...............     10,417    12,046
                                  -------   -------
                                  $22,140   $24,760
                                  =======   =======

NOTE 4 - DEBT

     On March 20, 2002 the Company executed a credit agreement with Commerce Bank, N.A. for a $19,500 credit facility, comprised of (i) a $7,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003 (5% at June 30, 2003), (ii) a $9,000 term loan which bore interest at a rate of 6.75% through September 30, 2002, and thereafter bears interest at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants (6.75% at June 30, 2003) and (iii) a $3,500 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the line of credit with Commerce Bank is April 1, 2004. The term loan requires equal monthly principal payments of $187 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     Upon execution of the credit agreement with Commerce Bank, $14,954 was advanced to the Company, of which $14,827 was used to pay all unpaid principal and accrued interest under the Company's prior line of credit and term loans with First Union National Bank.

     At June 30, 2003, there was $6,026, $6,188 and $3,208 outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

     At March 31, 2003 and June 30, 2003,  the Company was unable to meet one of
its  financial   covenants  under  its  credit  agreement  with  Commerce  Bank, compliance with which was waived by the Bank effective as of each such date.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 5 - RIGHTS OF ENTRY ACQUISITION

     During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit cable television systems (the "SYSTEMS") owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, LLC ("BDR BROADBAND"), 80% of the outstanding capital stock of which is owned by the Company, acquired the Systems, which are comprised of approximately 3,270 existing MDU cable television subscribers and approximately 7,340 passings. BDR Broadband paid approximately $1,880 for the Systems, subject to adjustment, which constitutes a purchase price of $.575 per subscriber. The final closing date for the transaction was on October 1, 2002 and BDR Broadband has been reflected in the consolidated results of the Company since that date. Excluding capital expenditures associated with System upgrades, the Systems were cash flow positive beginning in the first year. To date, the Systems have been upgraded with approximately $342 of interdiction and other products of the Company. It is planned that the Systems will be further upgraded with approximately $923 of additional interdiction and other products of the Company over the course of operation.

     The purchase price (excluding transaction costs) was allocated $1,489 to rights-of-entry and $391 to fixed assets. The rights-of-entry are being amortized over a five year period.

     In consideration for its majority interest in BDR Broadband, the Company advanced to BDR Broadband $250, which was paid to the sellers as a down payment against the final purchase price for the Systems. The Company had also agreed to guaranty payment of the aggregate purchase price for the Systems by BDR Broadband.

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

NOTE 7 - ACQUISITION

     In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC ("NETLINC") and a 35% minority interest in Blonder Tongue Telephone, LLC ("BTT") (to which the Company has licensed its name). The aggregate purchase price consists of (i) up to $3,500 payable over a minimum of two years, plus
(ii) 500 shares of the Company's common stock. Of the $3,500 payable under the agreements, the Company's obligation to pay $2,500 is contingent upon BTT achieving specified targeted monthly earnings objectives. As of June 30, 2003, $725 has been paid.

     The parties have been involved in negotiations to amend the terms of the agreements entered into in March, 2003. The negotiations have focused on restructuring the business arrangement by amending certain of the agreements previously entered into and entering into certain new agreements that would result in, among other things, (i) the Company increasing its economic ownership in NetLinc and BTT to approximately 50%, (ii) the payment of certain future royalties to NetLinc and BTT from the sale of telephony products by the Company, and

(iii) a reduction in the cash component of the purchase price to approximately $1,100 with the remaining payments still owing to be paid in installments over time. While these negotiations are continuing, the Company has not reached a definitive agreement on the terms of any such amendments or new agreements.

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

GENERAL

     During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit cable television systems (the "SYSTEMS") owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, 80% of the outstanding capital stock of which is owned by the Company, acquired the Systems, which are comprised of approximately 3,270 existing MDU cable television subscribers and approximately 7,340 passings. BDR Broadband paid approximately $1,880,000 for the Systems, subject to adjustment, which constitutes a purchase price of $575 per subscriber. The final closing date for the transaction was on October 1, 2002. Excluding capital expenditures associated with System upgrades, the Systems were cash flow positive beginning in the first year. To date, the Systems have been upgraded with approximately $342,000 of interdiction and other products of the Company. It is planned that the Systems will be upgraded with approximately $923,000 of additional interdiction and other products of the Company over the course of operation.

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

     In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC ("NETLINC") and a 35% minority interest in Blonder Tongue Telephone, LLC ("BTT") (to which the Company has licensed its name). The aggregate purchase price consisted of (i) up to $3,500,000 payable over a minimum of two years, plus (ii) 500,000 shares of the Company's common stock. Of the $3,500,000 payable under the agreements, Blonder Tongue's obligation to pay $2,500,000 was contingent upon BTT achieving specified targeted monthly earnings objectives. NetLinc owns patents, proprietary technology and know-how for certain telephony products that allow Competitive Local Exchange Carriers ("CLECs") to competitively provide voice service to MDUs. Certain distributorship agreements were also concurrently entered into among NetLinc, BTT and the Company pursuant to which the Company ultimately acquired the right to distribute NetLinc's telephony products to private and franchise cable operators as well as to all buyers for use in MDU applications. It is contemplated that BTT will partner with CLECs to offer the telephony solution, receiving a portion of the line charges due from the CLECs' telephone customers.

     As a result of NetLinc's inability to retain a contract manufacturer to manufacture and supply the products in a timely and consistent manner in accordance with the requisite specifications, the parties have been involved in negotiating amendments to the terms of the agreements entered into in March, 2003 and the Company has not delivered the 500,000 shares of its common stock and has only paid $725,000 of the purchase price as of June 30, 2003. The negotiations have focused on restructuring the business arrangement by amending certain of the agreements previously entered into and entering into certain new agreements that would allow, among other things, the Company to (i) purchase similar telephony products directly from third party suppliers other than
NetLinc and, in connection therewith, the Company would pay certain future royalties to NetLinc and BTT from the sale of these products by the Company,
(ii) increase the Company's economic ownership in NetLinc and BTT to approximately 50%, and (iii) reduce the cash component of the purchase price to approximately $1,100,000 with the remaining payments still owing to be paid in installments over time. While these negotiations are continuing and the Company believes they will be concluded in the third quarter, the Company has not reached a definitive agreement on the terms of any such amendments or new agreements.

     While the distributorship agreements among NetLinc, BTT and the Company have not been terminated, the Company does not anticipate purchasing products from NetLinc in the near term. NetLinc, however, continues to own intellectual property, which may be further developed and used in the future to manufacture and sell telephony products under the distributorship agreements. Considering that the business arrangement documented by the March, 2003 agreements is in the process of being restructured, the Company's anticipated revenue stream from the sale of telephony products has been delayed. Material incremental revenues associated with the sale of telephony products are not presently anticipated to be received by the Company until at least the fourth quarter of 2003.

Second three months of 2003 Compared with second three months of 2002.

     Net Sales. Net sales decreased $2,723,000, or 24%, to $8,534,000 in the second three months of 2003 from $11,257,000 in the second three months of 2002. The decrease in sales is primarily attributed to a decrease in capital spending by cable system operators and weak overall economic conditions. As a result, the Company experienced lower digital product sales. Net sales included approximately $1,122,000 and $218,000 of interdiction and digital equipment for the second three months of 2003 compared to approximately $866,000 and $1,172,000 for the second three months of 2002.

     Cost of Goods Sold. Cost of goods sold decreased to $5,859,000 for the second three months of 2003 from $8,206,000 for the second three months of 2002 and decreased as a percentage of sales to 68.7% from 72.9%. The decrease as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of higher margin products.

     Selling Expenses. Selling expenses decreased to $953,000 for the second three months of 2003 from $1,081,000 in the second three months of 2002 but increased as a percentage of sales to 11.0% for the second three months of 2003 from 9.6% for the second three months of 2002. The $128,000 decrease was primarily due to a decrease in advertising of $60,000, consulting fees of $28,000, and departmental supplies of $22,000 achieved through implementation of expense control programs and a decrease in commissions of $23,000 due to reduced sales levels.

     General and Administrative Expenses. General and administrative expenses increased to $1,607,000 for the second three months of 2003 from $1,171,000 for the second three months of 2002 and increased as a percentage of sales to 18.8% for the second three months of 2003 from 10.4% for the second three months of 2002. The $436,000 increase can be primarily attributed to an increase of professional fees of $69,000 and $346,000 of operating expenses relating to BDR Broadband.

     Research and Development Expenses. Research and development expenses decreased to $468,000 in the second three months of 2003 from $469,000 in the second three months of 2002, primarily due to a decrease in salaries and fringe benefits of $20,000 due to headcount reduction, offset by an increase in consulting fees of $24,000. Research and development expenses, as a percentage of sales, increased to 5.5% in the second three months of 2003 from 4.2% in the second three months of 2002.

     Operating Income (Loss). Operating loss of $353,000 for the second three months of 2003 represents a decrease from income of $330,000 for the second three months of 2002. Operating income as a percentage of sales decreased to (4.1)% in the second three months of 2003 from 2.9% in the second three months of 2002.

     Interest Expense. Interest expense increased to $282,000 in the second three months of 2003 from $275,000 in the second three months of 2002. The increase is the result of higher average borrowing.

     Income Taxes. The provision for income taxes for the second three months of 2003 decreased to a benefit of $245,000 from a provision of $22,000 for the second three months of 2002 as a result of a decrease in taxable income.

First six months of 2003 Compared with first six months of 2002

     Net Sales. Net sales decreased $5,011,000, or 22.6%, to $17,136,000 in the first six months of 2003 from $22,147,000 in the first six months of 2002. The decrease is attributed to a decrease in capital spending by cable system operators and weak overall economic conditions. As a result, the Company experienced lower digital product sales. Net sales included approximately $1,897,000 and $1,554,000 of interdiction and digital equipment for the first six months of 2003 compared to approximately $1,880,000 and $3,311,000 for the first six months of 2002.

     Cost of Goods Sold. Cost of goods sold decreased to $12,302,000 for the first six months of 2003 from $15,780,000 for the first six months of 2002 but increased as a percentage of sales to 71.8% from 71.3%. The increase as a percentage of sales was caused primarily by a higher portion of sales during the period being comprised of lower margin products.

     Selling Expenses. Selling expenses decreased to $1,951,000 for the first six months of 2003 from $2,199,000 in the first six months of 2002 but increased as a percentage of sales to 11.4% for the first six months of 2003 from 9.9% for the first six months of 2002. This $248,000 decrease is primarily attributable to a decrease in wages and fringe benefits of $40,000 due to a reduction in headcount, a reduction in advertising of $111,000 achieved through implementation of expense control programs and a reduction of freight of $62,000 and commissions of $47,000 due to reduced sales levels.

     General and Administrative Expenses. General and administrative expenses increased to $3,171,000 for the first six months of 2003 from $2,368,000 for the first six months of 2002 and increased as a percentage of sales to 18.5% for the first six months of 2003 from 10.7% for the first six months of 2002. The $803,000 increase can be primarily attributed to an increase in professional fees of $109,000 and $639,000 of operating expenses related to BDR Broadband.

     Research and Development Expenses. Research and development expenses increased to $1,016,000 in the first six months of 2003 from $966,000 in the first six months of 2002, primarily due to an increase in licensing fees of $20,000 and consulting fees of $20,000. Research and development expenses as a percentage of sales, increased to 5.9% in the first six months of 2003 from 4.4% in the first six months of 2002.

     Operating Income (Loss). Operating loss of $1,304,000 for the first six months of 2003 represents a decrease from income of $834,000 for the first six months of 2002.

     Interest Expense. Interest expense increased to $555,000 in the first six months of 2003 from $486,000 in the first six months of 2002. The increase is the result of higher average borrowing .

     Income Taxes. The provision for income taxes for the first six months of 2003 decreased to a benefit of $711,000 from an expense of $132,000 for the first six months of 2002 as a result of a decrease in taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003 and December 31, 2002, the Company's working capital was $14,986,000 and $30,317,000, respectively. The decrease in working capital is attributable primarily to an increase in borrowings under the revolving line of credit and the corresponding reclassification of debt to current liabilities due to its maturity date and failure to meet certain financial covenants, along with a reduction of inventory of $2,581,000.

     The Company's net cash provided by operating activities for the six-month period ended June 30, 2003 was $2,081,000, compared to net cash used by operating activities for the six-month period ended June 30, 2002, which was $159,000. The increase in net cash is primarily due to a decrease in inventory.

     Cash used in investing activities was $1,207,000 for the first six months of 2003, which was attributable to capital expenditures for new equipment and upgrades to the BDR Broadband Systems of $699,000 and a $725,000 investment in BTT.

     Cash used in financing activities was $851,000 for the first six months of 2003 primarily comprised of $5,971,000 of borrowings offset by $6,706,000 of repayments of long term debt.

     On March 20, 2002 the Company executed a credit agreement with Commerce Bank, N.A. for a $19,500,000 credit facility, comprised of (i) a $7,000,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003 (5% at June 30, 2003), (ii) a $9,000,000 term loan which bore interest at a rate of 6.75% through September 30, 2002, and thereafter bears interest at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants (6.75% at June 30, 2003) and (iii) a $3,500,000 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the line of credit with Commerce Bank is April 1, 2004. The term loan requires equal monthly principal payments of $187,000 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19,000 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     Upon execution of the credit agreement with Commerce Bank, $14,954,000 was advanced to the Company, of which $14,827,000 was used to pay all unpaid principal and accrued interest under the Company's prior line of credit and term loans with First Union National Bank.

     At  June  30,  2003,  there  was  $6,026,000,   $6,188,000  and  $3,208,000
outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

     At March 31, 2003 and June 30, 2003,  the Company was unable to meet one of
its  financial   covenants  under  its  credit  agreement  with  Commerce  Bank, compliance with which was waived by the Bank effective as of each such date.

     The Company paid approximately $1,880,000 in connection with acquiring its majority interest in BDR Broadband and paying off the Seller Notes for BDR Broadband. In addition, the Company paid $725,000 and will incur additional obligations in connection with its investments in NetLinc and BTT. While the Company's existing lender agreed to allow the Company to fund both the BDR Broadband obligations and the NetLinc/BTT obligations, such lender did not agree to increase the Company's line of credit. This has and may hereafter decrease the amount of funds otherwise available to the Company for working capital purposes. Accordingly, if alternative financing is not obtained for BDR Broadband and/or NetLinc/BTT, the Company may eventually need to seek to increase the amount of its line of credit or find an alternative financing source.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At June 30, 2003 and 2002 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $6,026,000 and $2,990,000, respectively. A hypothetical 100 basis point increase in interest rates would have had an annualized unfavorable impact of approximately $60,000 and $30,000, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels. The Company did not have any derivative financial instruments in the periods presented.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote; however, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at a reasonable assurance level.

     In addition, the Company reviewed its internal control over financial reporting and there have been no changes during the fiscal quarter covered by this report in the Company's internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders (the "MEETING") on May 8, 2003. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (March 21, 2003) there were 7,525,229 shares of Common Stock outstanding and entitled to vote. The following were the matters voted upon at the Meeting:

     1.  Election of  Directors.  The  following  directors  were elected at the
Meeting: Robert J. Palle, Jr., Gary P. Scharmett and James H. Williams. The number of votes cast for and withheld from each director are as follows:

                  DIRECTORS                    FOR                WITHHELD
           ------------------------      ----------------   --------------------

            Robert J. Palle, Jr.            7,398,791              79,405

            Gary P. Scharmett               7,398,791              79,405

            James H. Williams               7,398,791              79,405

     John E. Dwight, Robert E. Heaton, James A. Luksch, Robert B. Mayer and James F. Williams continued as directors after the Meeting.

     2. Approval of amendment to Amended and Restated 1996 Director Option Plan ("PLAN"). The amendment to the Plan to increase the shares issuable pursuant to options granted thereunder from 100,000 to 200,000 shares was approved by the following vote of the Common Stock:

                     FOR                   AGAINST              ABSTAINED
           ------------------------    -----------------   ---------------------

                  7,261,378                211,398                5,420

     3. Ratification of Auditors. The appointment of BDO Seidman, LLP as the Company's independent auditors for the year ending December 31, 2003 was ratified by the following vote of Common Stock:

                     FOR                   AGAINST             ABSTAINED
           ------------------------    -----------------  ---------------------

                  7,452,071                 21,905               4,220

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         The exhibits are listed in the Exhibit Index appearing at page 16 herein.

         (b)  Reports on Form 8-K

         On May 15, 2003, the Company filed a Form 8-K relating to Items 5 and 9 of such Form. The information under Item 5 related to the appointment of officers of the Company and the information under Item 9 related to the Company's May 15, 2003 press release announcing its unaudited financial results for the first quarter ended March 31, 2003 (as required by Item 12 of Form 8-K).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BLONDER TONGUE LABORATORIES, INC.



Date:  August 14, 2003                      By: /s/  James A. Luksch
                                                --------------------------------
                                                James A. Luksch
                                                Chief Executive Officer



                                            By: /s/  Eric Skolnik
                                                --------------------------------
                                                Eric Skolnik
                                                Senior Vice President and Chief
                                                Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit #          Description                                      Location
---------          -----------                                      --------

3.1       Restated     Certificate    of        Incorporated  by reference  from Exhibit
          Incorporation    of    Blonder        3.1 to S-1  Registration  Statement  No.
          Tongue Laboratories, Inc.             33-98070  originally  filed  October 12,
                                                1995, as amended.

3.2       Restated   Bylaws  of  Blonder        Incorporated  by reference  from Exhibit
          Tongue Laboratories, Inc.             3.2 to S-1  Registration  Statement  No.
                                                33-98070  originally  filed  October 12,
                                                1995, as amended.


31.1      Certification   of   James  A.        Filed herewith.
          Luksch pursuant to Section 302
          of the  Sarbanes-Oxley  Act of
          2002.

31.2      Certification  of Eric Skolnik        Filed herewith.
          pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.

32.1      Certification    pursuant   to        Filed herewith.
          Section 906 of  Sarbanes-Oxley
          Act of 2002.