Form 10-Q
period 2003-09-30
BLONDER TONGUE LABORATORIES INC
filed 2003-11-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _______________

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
     __________.


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

Yes        No   X
    -----     -----

Number of shares of common stock, par value $.001, outstanding as of November 14, 2003: 7,995,406


                      The Exhibit Index appears on page 15.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                            (Unaudited)
                                                                             September   December
                                                                             30, 2003    31, 2002
                                                                             --------    --------
              Assets (Note 4)
Current assets:
     Cash ................................................................   $     46    $    258
     Accounts receivable, net of allowance for doubtful
     accounts of $1,003 and $715 respectively ............................      5,595       6,713
     Inventories, net (Note 3) ...........................................     22,189      24,760
     Notes receivable (Note 6) ...........................................        459         459
     Income tax receivable ...............................................        796         170
     Prepaid and other current assets ....................................        726         556
     Deferred income taxes ...............................................      1,982       1,858
                                                                             --------    --------
         Total current assets ............................................     31,793      34,774
Notes receivable (Note 6) ................................................        542       1,019
Property, plant and equipment, net of accumulated
    depreciation and amortization ........................................      6,837       6,831
Patents, net .............................................................      2,765       3,120
Rights-of-Entry, net (Note 5) ............................................      1,352       1,396
Other assets, net ........................................................        914         951
Investment in Blonder Tongue Telephone LLC (Note 7) ......................      2,005          --
Deferred income taxes ....................................................      3,746       3,911
                                                                             --------    --------
                                                                             $ 49,954    $ 52,002
                                                                             ========    ========
              Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt (Note 4) ..........................   $ 13,758    $  2,632
     Accounts payable ....................................................      1,574         888
     Accrued compensation ................................................        759         514
     Accrued benefit liability ...........................................        196         196
     Other accrued expenses ..............................................        343         227
                                                                             --------    --------
         Total current liabilities .......................................     16,630       4,457
                                                                             --------    --------
Long-term debt (Note 4) ..................................................        356      14,278
Stockholders' equity:
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding ...............................................         --          --
     Common stock, $.001 par value; authorized 25,000 shares, 8,445 shares
     Issued ..............................................................          8           8
     Paid-in capital .....................................................     24,145      24,145
     Retained earnings ...................................................     14,778      15,991
     Accumulated other comprehensive loss ................................       (508)       (508)
     Treasury stock, at cost, 449 shares and 879 shares, respectively ....     (5,455)     (6,369)
                                                                             --------    --------
         Total stockholders' equity ......................................     32,968      33,267
                                                                             --------    --------
                                                                             $ 49,954    $ 52,002
                                                                             ========    ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                               --------------------    --------------------
                                                 2003        2002        2003        2002
                                               --------    --------    --------    --------
Net sales ..................................   $  9,195    $ 13,171    $ 26,331    $ 35,318
Cost of goods sold .........................      6,230       9,394      18,532      25,174
                                               --------    --------    --------    --------
   Gross profit ............................      2,965       3,777       7,799      10,144
                                               --------    --------    --------    --------
Operating expenses:
   Selling .................................        947         951       2,898       3,150
   General and administrative ..............      1,397       1,108       4,568       3,476
   Research and development ................        433         500       1,449       1,466
                                               --------    --------    --------    --------
                                                  2,777       2,559       8,915       8,092
                                               --------    --------    --------    --------
Earnings (loss) from operations ............        188       1,218      (1,116)      2,052
                                               --------    --------    --------    --------

Interest expense ...........................       (272)       (277)       (827)       (763)
                                               --------    --------    --------    --------

Earnings (loss) before minority interest and
income taxes ...............................        (84)        941      (1,943)      1,289
Minority interest ..........................         --           3          --           3
Provision (benefit) for income taxes .......        (19)        402        (730)        534
                                               --------    --------    --------    --------
Earnings (loss) before cumulative effect ...        (65)        536      (1,213)        752
Cumulative effect of change in accounting
   principle, net of tax ...................         --          --          --      (6,886)
                                               --------    --------    --------    --------
Net (loss) earnings ........................   $    (65)   $    536    $ (1,213)   $ (6,134)
                                               ========    ========    ========    ========
Basic earnings (loss) per share before
   cumulative effect .......................   $  (0.01)   $   0.07    $  (0.16)   $   0.10
Cumulative effect of change in accounting
   principle, net of tax ...................         --          --          --       (0.90)
                                               --------    --------    --------    --------
Basic earnings (loss) per share ............   $  (0.01)   $   0.07    $  (0.16)   $  (0.80)
                                               ========    ========    ========    ========
Basic weighted average shares outstanding ..      7,577       7,608       7,539       7,611
                                               ========    ========    ========    ========
Diluted earnings (loss) per share before
   cumulative effect .......................   $  (0.01)   $   0.07    $  (0.16)   $   0.10
Cumulative effect of change in accounting
   principle, net of tax ...................         --          --          --    $  (0.90)
                                               --------    --------    --------    --------
Diluted earnings (loss) per share ..........   $  (0.01)   $   0.07    $  (0.16)   $  (0.80)
                                               ========    ========    ========    ========
Diluted weighted average shares outstanding       7,577       7,613       7,539       7,611
                                               ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                      --------------------
                                                                        2003        2002
                                                                      --------    --------
 Cash Flows From Operating Activities:
   Net loss .......................................................   $ (1,213)   $ (6,134)
   Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:
     Cumulative effect of change in accounting principle ..........         --       6,886
     Depreciation .................................................        872         954
     Amortization .................................................        564         320
     Provision for doubtful accounts ..............................        277         158
     Provision for inventory reserves .............................         39          --
     Deferred income taxes ........................................         41         (93)
     Minority interest ............................................         --           3
Changes in operating assets and liabilities:
     Accounts receivable ..........................................        841       1,662
     Inventories ..................................................      2,532       1,028
     Other current assets .........................................       (170)        290
     Other assets .................................................         37        (231)
     Income taxes .................................................       (626)        421
     Accounts payable, accrued compensation and accrued expenses ..      1,047      (4,078)
                                                                      --------    --------
       Net cash provided by operating activities expenses .........      4,241       1,186
                                                                      --------    --------
Cash Flows From Investing Activities:
   Capital expenditures ...........................................       (878)       (219)
   Acquisition of rights-of-entry .................................       (165)       (250)
   Receipt from note receivable ...................................        477          --
   Investment in Blonder Tongue Telephone, LLC ....................       (975)         --
                                                                      --------    --------
   Net cash used in investing activities ..........................     (1,541)       (469)
                                                                      --------    --------
 Cash Flows From Financing Activities:
   Borrowings of long-term debt ...................................      8,186      29,204
   Repayments of long-term debt ...................................    (10,982)    (30,771)
   Proceeds from exercise of stock options ........................         --           2
   Acquisition of treasury stock ..................................       (116)        (26)
                                                                      --------    --------
   Net cash used in financing activities ..........................     (2,912)     (1,591)
                                                                      --------    --------
   Net decrease in cash ...........................................       (212)       (874)
                                                                      --------    --------
 Cash, beginning of period ........................................        258         942
                                                                      --------    --------
 Cash, end of period ..............................................   $     46    $     68
                                                                      ========    ========
Supplemental Cash Flow Information:
   Cash paid for interest .........................................   $    753    $    746
   Cash paid for income taxes .....................................         --    $    206
 Non-Cash Investing and Financing Activities:
   Inventory sold for note receivable .............................         --    $  1,447
   Investment in Blonder Tongue Telephone, LLC
    using treasury stock ..........................................   $  1,030          --


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

     The results for the third quarter and nine months of 2003 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at September 30, 2003. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the year ended December 31, 2002.

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

     The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 9.5 years, no dividend yield, volatility at 73%, and risk free interest rate of 3.2% for the nine months ended September 30, 2002; expected lives of 9.2 years, no dividend yield, volatility at 73%, and risk free interest rate of 3.67% for the nine months ended September 30, 2003.

     Under accounting provisions of FAS 123, the Company's net loss to common shareholders and net loss per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                         Nine Months Ended
                                                           September 30
                                                         ------------------
                                                           2003       2002
                                                         -------    -------
Net loss as reported .................................   $(1,213)   $(6,134)
Adjustment for fair value of stock options,
  net of tax .........................................       243        443
                                                         -------    -------
     Pro forma .......................................   $(1,456)   $(6,577)
                                                         =======    =======
Net loss per share basic and diluted:
     As reported .....................................   $ (0.16)   $ (0.80)
                                                         =======    =======
     Pro forma .......................................   $ (0.19)   $ (0.86)
                                                         =======    =======

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

Note 3 - Inventories

     Inventories net of reserves are summarized as follows:


                                  Sept. 30,  Dec. 31,
                                    2003      2002
                                   -------   -------
Raw Materials ..............       $10,552   $11,054
Work in process ............         1,519     1,660
Finished Goods .............        10,118    12,046
                                   -------   -------
                                   $22,189   $24,760
                                   =======   =======

Note 4 - Debt

     On March 20, 2002 the Company executed a credit agreement with Commerce Bank, N.A. for a $19,500 credit facility, comprised of (i) a $7,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003 (5% at September 30, 2003), (ii) a $9,000 term loan which bore interest at a rate of 6.75% through September 30, 2002, and thereafter bears interest at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants (6.75% at September 30, 2003) and (iii) a $3,500 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the line of credit with Commerce Bank is April 1, 2004. The term loan requires equal monthly principal payments of $187 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     At September 30, 2003, there was $4,621, $5,813 and $3,169 outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

     In November 2003, the Company's credit agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning November 1, 2003, the revolving line of credit will bear interest at the prime rate plus 1.5%, with a floor of 5.5%, and the term loan will bear interest at a fixed rate of 7.5%. Beginning December 1, 2003, the term loan requires equal monthly principal payments of $193 plus interest with a final payment on April 1, 2006 of all remaining unpaid principal and interest.

     At March 31, 2003, June 30, 2003, and September 30, 2003 the Company was unable to meet one of its financial covenants required under its credit agreement with Commerce Bank, which non-compliance was waived by the Bank effective as of each such date. The Company anticipates that it will either obtain a renewal of its current line of credit, or enter into new credit facilities with another bank, prior to April 1, 2004.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

Note 5 - Rights of Entry Acquisition

     During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit cable television systems (the "Systems") owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, LLC ("BDR Broadband"), 80% of the outstanding capital stock of which is owned by the Company, acquired the Systems, comprised of approximately 3,270 then-existing MDU cable television subscribers and approximately 7,340 passings. BDR Broadband paid approximately $1,880 for the Systems, subject to adjustment, which constitutes a purchase price of $.575 per subscriber. The final closing date for the transaction was on October 1, 2002 and BDR Broadband has been reflected in the consolidated results of the Company since that date. Excluding capital expenditures associated with System upgrades, the Systems were cash flow positive beginning in the first year. To date, the Systems have been upgraded with approximately $833 of interdiction and other products of the Company. It is planned that the Systems will be further upgraded with approximately $433 of additional interdiction and other products of the Company over the course of operation.

     The purchase price (excluding transaction costs) was allocated $1,489 to rights-of-entry and $391 to fixed assets. The rights-of-entry are being amortized over a five-year period.

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

Note 7 - Acquisition

     In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC ("NetLinc") and a 35% minority interest in Blonder Tongue Telephone, LLC ("BTT") (to which the Company has licensed its name). The aggregate purchase price consisted of (i) up to $3,500 payable over a minimum of two years, plus
(ii) 500 shares of the Company's common stock. Of the $3,500 payable under the agreements, the Company's obligation to pay $2,500 was contingent upon BTT achieving specified targeted monthly earnings objectives.

     During September, 2003, the parties agreed to restructure the terms of their business arrangement entered into in March, 2003 by amending certain of the agreements previously entered into and entering into certain new agreements. Some of the principal terms of the restructured arrangement include increasing Blonder Tongue's economic ownership in NetLinc from 20% to 50% and in BTT from 35% to 50%, all at no additional cost to Blonder Tongue. The cash portion of the purchase price in the venture was decreased from $3,500 to $1,167, and the then-outstanding balance of $342 was paid in installments of $50 per week until paid in full in October, 2003. As of September 30, 2003, $975 of the purchase price had been paid. In addition, of the 500,000 shares of Blonder Tongue common stock issued to BTT as the non-cash component of the purchase price (fair valued at $1,030), one-half (250,000 shares) have been pledged to Blonder Tongue as collateral to secure BTT's obligation to repay the $1,167 cash component of the purchase price to Blonder Tongue via preferential distributions of cash flow under BTT's limited liability company operating agreement. Under the restructured arrangement, the requirement to purchase equipment exclusively from NetLinc has been eliminated. Blonder Tongue will also pay certain future royalties to NetLinc and BTT upon the sale of telephony products.

     Through this telephony venture, BTT offers primary voice service to MDUs and Blonder Tongue offers for sale a line of telephony equipment to complement the voice service. In addition to receiving incremental revenues and profits associated with its direct sales of the telephony products, Blonder Tongue also expects to receive a portion of BTT's voice-service revenues through its 50% stake in BTT.

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

General

     During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit cable television systems (the "Systems") owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, 80% of the outstanding capital stock of which is owned by the Company, acquired the Systems, comprised of approximately 3,270 then-existing MDU cable television subscribers and approximately 7,340 passings. BDR Broadband paid approximately $1,880,000 for the Systems, subject to adjustment, which constitutes a purchase price of $575 per subscriber. The final closing date for the transaction was on October 1, 2002. Excluding capital expenditures associated with System upgrades, the Systems were cash flow positive beginning in the first year. To date, the Systems have been upgraded with approximately $833,000 of interdiction and other products of the Company. It is planned that the Systems will be upgraded with approximately $433,000 of additional interdiction and other products of the Company over the course of operation.

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

     In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC ("NetLinc") and a 35% minority interest in Blonder Tongue Telephone, LLC ("BTT") (to which the Company has licensed its name). The aggregate purchase price consisted of (i) up to $3,500,000 payable over a minimum of two years, plus (ii) 500,000 shares of the Company's common stock. NetLinc owns patents, proprietary technology and know-how for certain telephony products that allow Competitive Local Exchange Carriers ("CLECs") to competitively provide voice service to MDUs. Certain distributorship agreements were also concurrently entered into among NetLinc, BTT and the Company pursuant to which the Company ultimately acquired the right to distribute NetLinc's telephony products to private and franchise cable operators as well as to all buyers for use in MDU applications. BTT partners with CLECs to offer primary voice service to MDUs, receiving a portion of the line charges due from the CLECs' telephone customers, and the Company offers for sale a line of telephony equipment to complement the voice service.

     As a result of NetLinc's inability to retain a contract manufacturer to manufacture and supply the products in a timely and consistent manner in accordance with the requisite specifications, in September, 2003 the parties agreed to restructure the terms of their business arrangement entered into in March, 2003. The restructured business arrangement was accomplished by amending certain of the agreements previously entered into and entering into certain new agreements. Some of the principal terms of the restructured arrangement include increasing the Company's economic ownership in NetLinc from 20% to 50% and in BTT from 35% to 50%, all at no additional cost to the Company. The cash portion of the purchase price in the venture was decreased from $3,500,000 to $1,166,667 and the then outstanding balance of $342,000 was paid in installments of $50,000 per week until paid in full in October, 2003. As of September 30, 2003, the Company had paid $975,000 of the purchase price. In addition, of the 500,000 shares of common stock issued to BTT as the non-cash component of the purchase price (fair valued at $1,030,000), one-half (250,000 shares) have been pledged to the Company as collateral to secure BTT's obligation to repay the $1,167,667 cash component of the purchase price to the Company via preferential distributions of cash flow under BTT's limited liability company operating agreement. Under the restructured arrangement, the Company can purchase similar telephony products directly from third party suppliers other than NetLinc and, in connection therewith, the Company would pay certain future royalties to NetLinc and BTT from the sale of these products by the Company. While the distributorship agreements among NetLinc, BTT and the Company have not been terminated, the Company does not anticipate purchasing products from NetLinc in the near term. NetLinc, however, continues to own intellectual property, which may be further developed and used in the future to manufacture and sell telephony products under the distributorship agreements.

     In addition to receiving incremental revenues and profits associated with its direct sales of the telephony products, the Company also expects to receive a portion of BTT's voice-service revenues through its 50% stake in BTT. While the events related to the restructuring have resulted in a delay in the Company's anticipated revenue stream from the sale of telephony products, the Company believes that these revised terms are beneficial and will result in the Company enjoying higher gross margins on telephony equipment unit sales as well as an incrementally higher proportion of telephony service revenues. Material incremental revenues associated with the sale of telephony products are not presently anticipated to be received until at least the fourth quarter of 2003.

Third three months of 2003 Compared with third three months of 2002.

     Net Sales. Net sales decreased $3,976,000, or 30.2%, to $9,195,000 in the third three months of 2003 from $13,171,000 in the third three months of 2002. The decrease in sales is primarily attributed to a decrease in capital spending by cable system operators and weak overall economic conditions. As a result, the Company experienced lower digital product sales. Net sales included approximately $999,000 and $874,000 of interdiction and digital equipment for the third three months of 2003 compared to approximately $770,000 and $1,780,000 for the third three months of 2002.

     Cost of Goods Sold. Cost of goods sold decreased to $6,230,000 for the third three months of 2003 from $9,394,000 for the third three months of 2002 and decreased as a percentage of sales to 67.8% from 71.3%. The decrease as a percentage of sales was caused primarily by a higher proportion of sales during the period being comprised of higher margin products.

     Selling Expenses. Selling expenses decreased to $947,000 for the third three months of 2003 from $951,000 in the third three months of 2002 but increased as a percentage of sales to 10.3% for the third three months of 2003 from 7.2% for the third three months of 2002. The $4,000 decrease was primarily due to a $27,000 decrease in consulting fees, a $27,000 decrease in travel and entertainment, both due to cost containment initiatives, offset by an increase in salaries and fringe benefits of $67,000.

     General and Administrative Expenses. General and administrative expenses increased to $1,397,000 for the third three months of 2003 from $1,108,000 for the third three months of 2002 and increased as a percentage of sales to 15.2% for the third three months of 2003 from 8.4% for the third three months of 2002. The $289,000 increase can be primarily attributed to a $198,000 increase in expenses related to BDR Broadband and a $90,000 increase in bad debt expense.

     Research and Development Expenses. Research and development expenses decreased to $433,000 in the third three months of 2003 from $500,000 in the third three months of 2002, a decrease of $67,000 primarily due to a decrease in salaries and fringe benefits of $65,000. Research and development expenses, as a percentage of sales, increased to 4.7% in the third three months of 2003 from 3.8% in the third three months of 2002.

     Operating Income. Operating income of $188,000 for the third three months of 2003 represents a decrease of $1,030,000 from operating income of $1,218,000 for the third three months of 2002. Operating income as a percentage of sales decreased to 2.0% in the third three months of 2003 from 9.2% in the third three months of 2002.

     Interest Expense. Interest expense decreased to $272,000 in the third three months of 2003 from $277,000 in the third three months of 2002. The decrease is the result of lower average borrowing.

     Income Taxes. The provision for income taxes for the third three months of 2003 decreased to a benefit of $19,000 from a provision of $402,000 for the third three months of 2002 as a result of a decrease in taxable income.

First nine months of 2003 Compared with first nine months of 2002

     Net Sales. Net sales decreased $8,987,000, or 25.5%, to $26,331,000 in the first nine months of 2003 from $35,318,000 in the first nine months of 2002. The decrease is attributed to a decrease in capital spending by cable system operators and weak overall economic conditions. As a result, the Company experienced lower digital product sales. Net sales included approximately $2,896,000 and $2,428,000 of interdiction and digital equipment for the first nine months of 2003 compared to approximately $2,650,000 and $5,091,000 for the first nine months of 2002.

     Cost of Goods Sold. Cost of goods sold decreased to $18,532,000 for the first nine months of 2003 from $25,174,000 for the first nine months of 2002 and decreased as a percentage of sales to 70.4% from 71.2%. The decrease as a percentage of sales was caused primarily by a higher portion of sales during the period being comprised of higher margin products.

     Selling Expenses. Selling expenses decreased to $2,898,000 for the first nine months of 2003 from $3,150,000 in the first nine months of 2002 but increased as a percentage of sales to 11.0% for the first nine months of 2003 from 8.9% for the first nine months of 2002. This $252,000 decrease is primarily attributable to a reduction in advertising of $73,000 achieved through implementation of expense control programs and a reduction of freight of $84,000 and commissions of $61,000 due to reduced sales levels.

     General and Administrative Expenses. General and administrative expenses increased to $4,568,000 for the first nine months of 2003 from $3,476,000 for the first nine months of 2002 and increased as a percentage of sales to 17.4% for the first nine months of 2003 from 9.8% for the first nine months of 2002. The $1,092,000 increase can be primarily attributed to an increase in professional fees of $167,000, $90,000 in bad debt expense and $837,000 of operating expenses related to BDR Broadband.

     Research and Development Expenses. Research and development expenses decreased to $1,449,000 in the first nine months of 2003 from $1,466,000 in the first nine months of 2002. The $17,000 decrease is primarily due to a decrease in salaries and fringe benefits of $72,000 due to a reduction in head count offset by an increase in licensing fees of $35,000 and consulting fees of $30,000. Research and development expenses as a percentage of sales, increased to 5.5% in the first nine months of 2003 from 4.2% in the first nine months of 2002.

     Operating Income (Loss). Operating loss of $1,116,000 for the first nine months of 2003 represents a decrease of $3,168,000 from operating income of $2,052,000 for the first nine months of 2002. Operating income (loss) as a percentage of sales decreased to (4.2%) in the first nine months of 2003 from 5.8% in the first nine months of 2002.

     Interest Expense. Interest expense increased to $827,000 in the first nine months of 2003 from $763,000 in the first nine months of 2002. The increase is the result of higher average borrowing .

     Income Taxes. The provision for income taxes for the first nine months of 2003 decreased to a benefit of $730,000 from an expense of $534,000 for the first nine months of 2002 as a result of a decrease in taxable income.

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

Liquidity and Capital Resources

     As of September 30, 2003 and December 31, 2002, the Company's working capital was $15,163,000 and $30,317,000, respectively. The decrease in working capital is attributable primarily to an increase in borrowings under the revolving line of credit and the corresponding reclassification of certain long term debt to current liabilities due to its maturity date and failure to meet certain financial covenants, along with reductions of inventory and accounts receivable in the respective amounts of $2,532,000, and $841,000, and an increase in accounts payable of $686,000.

     The Company's net cash provided by operating activities for the nine-month period ended September 30, 2003 was $4,241,000, compared to $1,186,000 for the nine-month period ended September 30, 2002. The increase in net cash is primarily due to a decrease in inventory of $2,532,000 along with an increase in accounts payable and accrued expenses of $1,047,000.

     Cash used in investing activities was $1,541,000 for the first nine months of 2003, which was primarily attributable to capital expenditures for new equipment and upgrades to the BDR Broadband Systems of $878,000 and a $975,000 investment in BTT.

     Cash used in financing activities was $2,912,000 for the first nine months of 2003 primarily comprised of $8,186,000 of borrowings offset by $10,982,000 of repayments of long term debt.

     On March 20, 2002 the Company executed a credit agreement with Commerce Bank, N.A. for a $19,500,000 credit facility, comprised of (i) a $7,000,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003 (5% at September 30, 2003), (ii) a $9,000,000 term loan which bore interest at a rate of 6.75% through September 30, 2002, and thereafter bears interest at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants (6.75% at September 30, 2003) and (iii) a $3,500,000 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The maturity date of the line of credit with Commerce Bank is April 1, 2004. The term loan requires equal monthly principal payments of $187,000 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19,000 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     At September 30, 2003,  there was  $4,621,000,  $5,813,000  and  $3,169,000 outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

     In November 2003, the Company's credit agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning November 1, 2003, the revolving line of credit will bear interest at the prime rate plus 1.5%, with a floor of 5.5%, and the term loan will bear interest at a fixed rate of 7.5%. Beginning December 1, 2003, the term loan requires equal monthly principal payments of $193,000 plus interest with a final payment on April 1, 2006 of all remaining unpaid principal and interest.

     At March 31, 2003, June 30, 2003, and September 30, 2003 the Company was unable to meet one of its financial covenants required under its credit agreement with Commerce Bank, which non-compliance was waived by the Bank effective as of each such date. The Company anticipates that it will either obtain a renewal of its current line of credit, or enter into new credit facilities with another bank, prior to April 1, 2004.

     The Company paid approximately $1,880,000 in connection with acquiring its majority interest in BDR Broadband and paying off the Seller Notes for BDR Broadband. In addition, the Company paid $975,000 and will incur additional obligations in connection with its investments in NetLinc and BTT. While the Company's existing lender agreed to allow the Company to fund both the BDR Broadband obligations and the NetLinc/BTT obligations, such lender did not agree to increase the Company's line of credit. This has and may hereafter decrease the amount of funds otherwise available to the Company for working capital purposes. Accordingly, if alternative financing is not obtained for BDR Broadband and/or NetLinc/BTT, the Company may eventually need to seek to increase the amount of its line of credit or find an alternative financing source.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At September 30, 2003 and 2002 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $4,621,000 and $2,500,000, respectively. A hypothetical 100 basis point increase in interest rates would have had an annualized unfavorable impact of approximately $46,000 and $25,000, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels. The Company did not have any derivative financial instruments in the periods presented.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Pursuant to the Capital Contribution Agreement dated as of March 26, 2003 among Blonder Tongue Telephone, LLC ("BTT"), Resource Investment Group , LLC, H. Tyler Bell, NetLinc Communications, LLC and Blonder Tongue Laboratories, Inc, as amended on September 11, 2003, the Company issued 500,000 shares of its common stock on September 16, 2003 to BTT as partial consideration for the Company's 50% economic ownership stake in BTT. These shares were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The exhibits are listed in the Exhibit Index appearing at page 15 herein.

     (b)  Reports on Form 8-K

     On August 14, 2003, the Company filed a Form 8-K relating to Item 9 of such Form. The information under Item 9 related to the Company's August 14, 2003 press release announcing its unaudited financial results for the second quarter ended June 30, 2003 (as required by Item 12 of Form 8-K).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLONDER TONGUE LABORATORIES, INC.



   Date:  November 14, 2003             By:      /s/  James A. Luksch
                                           -------------------------------------
                                           James A. Luksch
                                           Chief Executive Officer



                                        By:      /s/  Eric Skolnik
                                           -------------------------------------
                                           Eric Skolnik
                                           Senior Vice President and Chief
                                            Financial Officer
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit #          Description                          Location
---------          -----------                          --------

3.1 Restated Certificate Incorporated by reference from Exhibit of Incorporation of 3.1 to S-1 Registration Statement No.
               Blonder Tongue           33-98070  originally  filed  October 12,
               Laboratories, Inc.       1995, as amended.



3.2            Restated  Bylaws  of     Incorporated  by reference  from Exhibit
               Blonder Tongue           3.2 to S-1  Registration  Statement  No.
               Laboratories, Inc.       33-98070  originally  filed  October 12,
                                        1995, as amended.


10.1           Amendment to Capital     Filed herewith.
               Contribution Agreement
               and Termination of
               Letter Agreement
               among Blonder Tongue
               Telephone, LLC,
               Resource Investment
               Group, LLC, H. Tyler
               Bell,  NetLinc
               Communications, LLC
               and  Blonder Tongue
               Laboratories, Inc,
               dated as of September
               11, 2003.

31.1           Certification of         Filed herewith.
               James A. Luksch
               pursuant to Section
               302 of the
               Sarbanes-Oxley Act
               of 2002.

31.2           Certification of         Filed herewith.
               Eric Skolnik pursuant
               to Section 302 of the
               Sarbanes-Oxley Act
               of 2002.

32.1           Certification            Filed herewith.
               pursuant  to Section
               906 of Sarbanes-Oxley
               Act of 2002.