Form 10-K
period 2003-12-31
BLONDER TONGUE LABORATORIES INC
filed 2004-03-30
CIK 1000683

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, OR

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined by Rule 12b-2 of the Act). Yes     No    X
                                      ----      -----

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2003: $7,574,835.

Number of shares of common stock, par value $.001, outstanding as of March 19, 2004: 8,002,406.

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

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

                                     PART I

ITEM 1.  BUSINESS

Introduction

     Blonder Tongue Laboratories, Inc. ("Blonder Tongue" or the "Company") is a designer, manufacturer and supplier of a comprehensive line of electronics and systems equipment, primarily for the cable television industry (both franchise and non-franchise, or "private," cable). Over the past year, the Company has also introduced equipment and innovative solutions for the high-speed transmission of data and the provision of telephony services in multiple dwelling unit applications. The Company's products are used to acquire, distribute and protect the broad range of communications signals carried on fiber optic, twisted pair, coaxial cable and wireless distribution systems. These products are sold to customers providing an array of communications services, including television, high-speed data (Internet) and telephony, to single family dwellings, multiple dwelling units ("MDUs"), the lodging industry and institutions such as hospitals, prisons, schools and marinas.

     Staying at the forefront of the communications broadband technology revolution is a continuing challenge. The Company continues to add products to respond to the changes taking place. Blonder Tongue's most recent additions are a line of telephony products for the purpose of offering primary telephone service to MDUs and the MegaPort line of high speed data products to provide broadband access to lodging and MDU communities. Other product additions over the past few years include digital satellite receivers, fiber communications network components, QPSK to QAM transcoders (for DirecTV, Echostar and Digicipher II MPEG-2 Satellite Services), Digicipher II-compatible QAM set-top converters, and a broad range of interdiction products.

     The Company's principal customers are cable system integrators (both franchise and private cable operators, as well as contractors) that design, package, install and in most instances operate, upgrade and maintain the systems they build.

     The Company has historically enjoyed, and continues to enjoy, a dominant market position in the private cable industry, while progressively making inroads into the franchise cable market. As the Company has expanded its market coverage, however, the distinctions between private cable and franchise cable have become blurred. For example, the most efficient, highest revenue-producing private cable systems and small franchise cable systems are built with the same electronic building blocks. Most of the electronics required for these systems are available from Blonder Tongue.

     The Company continues to expand its core product lines (headend and distribution), to maintain its ability to provide all of the electronic equipment needed to build small cable systems and much of the equipment needed in larger systems for the most efficient operation and highest profitability in high density applications.

     Over the past two years, the Company has expanded beyond its core business by acquiring a private cable television system (BDR Broadband, LLC ) and by acquiring an interest in a company offering a private telephone program ideally suited to multiple dwelling unit applications (Blonder Tongue Telephone, LLC).

     BDR Broadband, LLC ("BDR Broadband"), a 90% owned subsidiary of the Company, acquired the rights-of-entry for certain MDU cable television systems in August 2002. The systems are comprised of approximately 3,070 existing MDU cable television subscribers and approximately 7,520 passings. BDR Broadband is a venture between the Company and Priority Systems, LLC. During July 2003, the Company purchased the 10% interest in BDR Broadband that had been originally owned by Paradigm Capital Investments, LLC, for an aggregate purchase price of $35,000 resulting in the Company's stake in BDR Broadband increasing from 80% to 90%. Priority Systems, LLC has expertise in marketing and operating MDU cable television systems. The Company believes that the model it has devised for acquiring and operating these systems will be successful and can be replicated. While the Company is not actively seeking opportunities to acquire additional rights-of-entry at the present time, if such opportunities arise, the Company would evaluate and consider them. As of the date hereof, the Company does not have any binding commitments or agreements for any such acquisitions.

     The Company entered into a series of agreements in March, 2003, and September, 2003 pursuant to which it acquired a 50% economic ownership interest in NetLinc Communications, LLC and Blonder Tongue Telephone, LLC (to which the Company has licensed its name). As a result of these acquisitions, the Company is now involved in providing a proprietary telephone system ideally suited for MDU deployment in both products and services. The Company receives incremental revenues associated with its direct sales of the telephony products, and it also expects to receive a portion of Blonder Tongue Telephone, LLC's net income derived from voice-service revenues through its 50% stake in Blonder Tongue Telephone. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a more detailed description of the investments in the private cable operation and telephone program and the underlying operations.

     The Company was incorporated under the laws of the State of Delaware in November, 1988.

Industry Overview

     The broadband signal distribution industry (involving the high-speed transmission of television, telephony and internet signals) is currently dominated by franchise multiple system cable operators, or MSOs. The markets for wireless, direct-broadcast satellite ("DBS") and digital subscriber lines ("DSL") used for these purposes continue to grow. Within the cable television market there are an increasing number of metropolitan areas that have awarded second cable television franchises to create competition with the existing franchisee. The government has been in favor of competition in this market and has passed regulations to encourage it. Franchise cable companies carefully monitor DBS penetration in their franchise areas and react rapidly to competition, all to the eventual benefit of the consumer. To fight competition, the operators offer more services and more television channels as well as discounted prices. The lineup of services typically includes an analog block of channels from 54 to 550 MHz, high speed data service using high-speed cable modems, cable telephony either interfacing with switched networks or internet protocol networks, and digital television in the 550 to 750 MHz range. These upgraded services are possible in every system that has been rebuilt to 750 MHz of bandwidth. The standard architecture for these enhanced systems contemplates a hybrid distribution network with a combination of fiber optic cable to nodes of 100 to 500 subscribers, with coaxial cable from the node to the customer and full reverse-path capability for the pay-per-view, data and phone services.

     The traditional customer targeted for these expanded services is a homeowner likely to remain in the same home as a long-term subscriber (i.e. the single family home). For a variety of reasons, including the transient nature of the residents of many MDU areas, high levels of theft of service and excessive cost of replacing lost or stolen converters and modems, affect approximately 35% of cable television subscribers. Since converters, DBS receivers, digital converters and modems are offered at very low prices to stimulate sales, the operational costs in these demographic areas are considered too high to justify offering the advanced services that are generally made available in the traditional franchise cable demographic. To retain customers in these areas, a technology must be used that minimizes the operational losses due to theft and "churn" while providing a level of video, data and phone service that compares favorably with single family offerings, DBS, DSL and wireless providers. The Company believes that its Triple Play of products, which includes QAM delivered digital video, interdiction to control analog video, as well as high-speed data and telephone service, is the ideal solution for deployment in these areas.

     The Company is a value-added distributor for Motorola's QAM decoder to the United States private cable and Canadian franchise cable markets. Coupling this product with the Company's Digicipher(R) II-compatible MQQT transcoder provides a low-cost hardware solution for small system operators that want to offer digital programming from sources such as HITS(R) and Cancom. The Company's transcoder line has been further enhanced to include the QAM Transcoder Series, which is intended for use with Dish(TM) Commercial TV from EchoStar.

     Cable Television
     ----------------

     Most cable television operators have built fiber optic networks with various combinations of fiber optic and coaxial cable to deliver television signal programming, data, and phone services on one drop cable. Cable television deployment of fiber optic trunk has been completed in many existing systems. The system architecture being employed to accomplish the combined provision of television and telephone service is a hybrid fiber coaxial ("HFC") network. In an HFC network, fiber optic trunk lines connect to nodes which feed 100 to 500 subscribers, using coaxial cable.

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

     A typical private cable MDU provides 60 to 70 channels of analog signals utilizing core headend (receivers, modulators, processors, etc.) and distribution products. MDUs served by franchise cable are also a large revenue source for Blonder Tongue since they generally fall into the category of customers where churn, theft of service and converter loss are extremely high. This makes these areas prime candidates for Blonder Tongue's interdiction products.

     Lodging
     -------

     Since the early 1990's, private cable integrators have competed to expand the lodging market by offering systems with more channels, video-on-demand and interactivity. These systems have been and continue to be well received in the market, as property owners have sought additional revenues and guests have demanded increased in-room conveniences. The leading system integrators in this market rely upon outside suppliers for their system electronics and most are Blonder Tongue customers. These companies and others offer lodging establishments systems that provide true video-on-demand movies with a large selection of titles. To meet these demands, the typical lodging system headend will include as many as 20 to 40 receivers and as many as 60 to 80 modulators, and will be capable of providing the guest with more free channels, video-on-demand for a broad selection of movie titles, and interactive services such as remote check-out and concierge services. This is in contrast to the systems which preceded them, which typically had 10 to 12 receivers and modulators and provided six to ten free channels and two to five channels of VCR-based movies running at published scheduled times.

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

     International
     -------------

     For much of the world, cable television service lags the United States, but is expanding as technological advancement reduces the cost to consumers. In addition, economic development in Latin America and Asia has allowed first time construction of integrated delivery systems that utilize a variety of electronics and broadband hardware. The pace of growth is difficult to predict, but as more alternatives become available and television service becomes increasingly affordable, it is anticipated that more equipment will be placed in the field. The Company utilizes several distributors in Florida and within Latin America to serve the Latin American market, although during the last year international sales have not materially contributed to the Company's revenue base.

     Additional Considerations
     -------------------------

     The technological revolution taking place in the communications industry, which includes DBS, is providing digital television to an increasing number of homes. Wireless cable systems and DSL over twisted pair phone lines also utilize digital compression to provide channel capacity which is competitive with cable television and other television delivery systems. In addition, franchise cable companies and alternative suppliers are building fiber optic networks to offer video, data, and telephony. There is also the possibility of convergence of data and video communications, wherein computer and television systems merge and the computer monitor replaces the television screen. While it is not possible to predict with certainty which technology will be dominant in the future, it is clear that digitized video and advances in the ability to compress the digitized video signal make both digital television and the convergence of computer, telephone and television systems technically possible.

     Since United States television sets are for the most part analog (not digital), direct satellite television and other digitally compressed programming requires headend products or set-top decoding receivers or converters to convert the digitally transmitted satellite signals back to analog. The replacement of all television sets with digital sets will be costly and take many years to complete. The Company believes that for many years to come, program providers will be required to deliver an analog television signal on standard channels to subscribers' television sets using headend products at some distribution point in their networks or employ decoding receivers at each television set. Headend products are a large segment of Blonder Tongue's business and the Company believes interdiction is an ideal product for a system operator to use to control access to the multitude of programming that will be available.

Products

     Blonder Tongue's products can be separated, according to function, into the several categories described below:

     o Analog Video Headend Products used by a system operator for signal acquisition, processing and manipulation for further transmission. Among the products offered by the Company in this category are satellite receivers, integrated receiver/decoders, transcoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers, and processors. The headend of a television signal distribution system is the "brain" of the system, the central location where the multi-channel signal is initially received, converted and allocated to specific channels for analog distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal. Blonder Tongue is a licensee of Motorola, Inc.'s ("Motorola") VideoCipher(R) and DigiCipher(R) encryption technologies and integrates their decoders into integrated receiver/decoder products, where required. The Company estimates that Headend Products accounted for approximately 54% of the Company's revenues in 2003, 66% in 2002, and 58% in 2001.

     o Digital Video Headend Products used by a system operator for acquisition, processing and manipulation of digital video signals. An alternative to converting signals to analog for distribution is to transcode the satellite signal's modulation from QPSK (quadrature phase shift key) to QAM (quadrature amplitude modulation) since one is optimum for satellite transmission and the other optimum for fiber/coaxial distribution. This maintains the signal in its digital form. Digital Products continue to expand in the cable marketplace and bring more advanced technology to consumers and operators. Blonder Tongue is constantly expanding its Digital Products offering, which includes a complete line of Transcoders for economically deploying and adding a digital programming tier to systems, Digital QAM

     Up-converters for data-over-cable applications and Digital High Definition Television Processors for delivery of HDTV programming.

     o High Speed Data Products used to provide Internet access and data transfer over a hybrid fiber/coaxial cable system. Products in this category include standard cable modems and routers, and the new MegaPort solution for providing broadband Internet access to MDUs. The MegaPort solution consists of two main components, the Gateway and the Intelligent Outlets. The Gateway is a broadband ethernet router or bridge that establishes a network within a building or community. The Intelligent Outlet serves as the modem, but is permanently installed in the home to eliminate loss of equipment associated with churn. Each Gateway can accommodate 64 enabled Outlets. When multiple outlets are installed in a residence, they can be configured for home networking for an additional revenue stream for the operator.

     o Telephony Products used to provide expanded telephone service to MDU subscribers. These products are designed to offer carrier class telephone service to residences using existing twisted pair wires. Service will be fully transparent to subscribers with advanced calling features such as 911, Caller ID, Call Waiting Plus, and Three-way Calling available and bundled at a flat rate to subscribers. The Blonder Tongue telephony family of products includes a T1 concentrator and a multiplexer. The system starts at a telephone company class 5 switch located at their local central office. A T1 line is routed from the switch and brought to the LoopXpress Concentrator. The telephone information is then routed to the LineXpress Multiplexer which converts the digital format into analog voice frequencies for transmission to up to 12 independent resident telephone lines. The existing twisted-pair telephone wiring infrastructure is utilized to provide dial tone at a resident's premises using any standard telephone. System operation, including activating and deactivating phone lines, is achieved through a point-and-click software package. Communication to the equipment can be performed locally or remotely for increased operating efficiency and simplified system management. While the Company does not have a history of sales of telephony products as it only acquired the distribution rights in 2003, several system trials are underway with a variety of cable operators. The Company believes that sales of these telephony products will grow into a significant source of revenue for the Company.

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

     o Distribution Products used to permit signals to travel from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a distribution network of fiber optic or coaxial cable. Among the products offered by the Company in this category are line extenders, broadband amplifiers, directional taps, splitters and wall taps. In cable television systems, the distribution products are either mounted on exterior telephone poles or encased in pedestals, vaults or other security devices. In private cable systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coaxial cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company estimates distribution products accounted for approximately 19% of the Company's revenues in 2003, 17% in 2002 and 15% in 2001.

     o Addressable Subscriber and Interdiction Products used to control access to programming at the subscriber's location. Among the products offered by the Company in this category are (i) its VideoMask(TM) addressable signal jammer, licensed from Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc. (ii) the SMI Interdiction product line acquired from Scientific-Atlanta, Inc. as part of its interdiction business, and (iii) the recently introduced Addressable Multi-Tap (AMT). Interdiction products limit the availability of programs to subscribers, through jamming of particular channels. Such products enable an operator to control subscriber access to premium channels and other enhanced services through a computer located off-premises. They also eliminate the necessity of an operator having to make a service call to install or remove passive traps and eliminate the costs associated with damage or loss of analog set-top converters in the subscribers' locations. The Company believes that the reduction in operating costs, programming piracy, and converter loss which can be obtained through the use of interdiction can be a significant factor in further product penetration into the franchise cable market in MDU applications. While it is not possible to predict the breadth of market acceptance for these products, the Company believes the potential is substantial in both the private cable market and franchise cable market as alternatives to, or in conjunction with, set-top converters and as a viable option for companies and municipalities who are overbuilding existing cable infrastructures and are seeking a more consumer-friendly and cost-effective way to compete with the incumbent franchise cable operator. The Company estimates that Interdiction products accounted for approximately 11% of the Company's revenues in 2003, 8% in 2002 and 15% in 2001.

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

     The Company will modify its products to meet specific customer requirements. Typically, these modifications are minor and do not materially alter the functionality of the products. Thus, the inability of the customer to accept such products does not generally result in the Company being otherwise unable to sell such products to other customers.

Research and Product Development

     The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand the frequency range of existing products in order to accommodate customer demand for greater channel capacity, (iii) license new technology (such as digital satellite receiver decoders and high-speed data transmission products), and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources, to suit the dynamics of the evolving marketplace. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company's customers and customer prospects with the expectation or promise of substantial future orders from such customers or customer prospects. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering to lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties when the Company believes that it can obtain such technology more quickly and/or cost-effectively from such third parties than the Company could otherwise develop on its own, or when the desired technology is proprietary to a third party. There were 15 employees in the research and development department of the Company at December 31, 2003.

Marketing and Sales

     Blonder Tongue markets and sells its products worldwide to the following markets: private cable operators, system contractors, franchise cable operators, the lodging industry, institutions, satellite dealers and retailers. Sales are made directly to customers by the Company's internal sales force, as well as through numerous domestic stocking distributors (which accounted for approximately 48% of the Company's revenues for fiscal 2003). These distributors serve multiple markets. Direct sales to private cable operators and system integrators accounted for approximately 23% of the Company's revenues for fiscal 2003.

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

     The Company had approximately $639,000 in purchase orders as of December 31, 2003 and approximately $1.0 million in purchase orders as of December 31, 2002. All of the purchase orders outstanding as of December 31, 2003 are expected to be shipped prior to December 31, 2004. The purchase orders are for the future delivery of products and are subject to cancellation by the customers.

Customers

     Blonder Tongue has a broad customer base, which in 2003 consisted of approximately 600 active accounts. Approximately 43%, 50%, and 39% of the Company's revenues in fiscal years 2003, 2002, and 2001, respectively, were derived from sales of products to the Company's five largest customers. In 2003 and 2002, sales to Toner Cable Equipment, Inc. accounted for approximately 21% and 20% respectively of the Company's revenues. There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. However, the Company anticipates that these customers will continue to account for a significant portion of the Company's revenues in future periods, although none of them is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period.

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

     The Company's revenues are derived primarily from customers in the continental United States, however, the Company also derives revenues from customers outside the continental United States, primarily in Canada and to a more limited extent, in underdeveloped countries. Television service is less developed in many international markets, particularly Latin America and Asia, creating opportunity for those participants who offer quality products at a competitive price. Sales to customers outside of the United States represented approximately

2%, 8% and 2% of the Company's revenues in fiscal years 2003, 2002 and 2001 respectively. All of the Company's transactions with customers located outside of the continental United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions.

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

Intellectual Property

     The Company currently holds 30 United States patents and 14 foreign patents covering a wide range of electronic systems and circuits, of which 19 United States patents and 10 foreign patents were obtained in the Company's acquisition of Scientific-Atlanta, Inc.'s interdiction business during 1998. Other than certain of the patents acquired from Scientific-Atlanta, Inc., none of the Company's patents are considered material to the

Company's present operations because they do not relate to high volume applications. Because of the rapidly evolving nature of the cable television industry, the Company believes that its market position as a supplier to cable integrators derives primarily from its ability to develop a continuous stream of new products which are designed to meet its customers' needs and which have a high performance-to-cost ratio.

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

     The Company relies on a combination of contractual rights and trade secret laws to protect its proprietary technologies and know-how. There can be no assurance that the Company will be able to protect its technologies and know-how or that third parties will not be able to develop similar technologies and know-how independently. Therefore, existing and potential competitors may be able to develop products that are competitive with the Company's products and such competition could adversely affect the prices for the Company's products or the Company's market share. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining its competitive position.

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

     In June, 2000, the FCC adopted and issued a Final Rule and Order relating to the re-designation of portions of the 18GHz-frequency band among the various currently allocated services. The Final Rules regarding this issue provided for the grandfathering, for a period of ten years, of certain pre-existing (installed) terrestrial fixed service operators ("TFSOs") and TFSOs that had made application for a license prior to a certain date. The FCC segmented the 18GHz-frequency band into several sub-bands and provided for varying obligations and rights as between the TFSOs and Fixed Satellite Service Operators ("FSSOs"). Overall, the Final Rules were complex and placed a measure of uncertainty upon TFSOs considering the use of microwave gear in new systems. In November 2002, the FCC issued a Second Order on Reconsideration (the "Second Order"), which redefined the use of the 18 GHz microwave band. Among other things, the Second Order changed the permissible band of transmission for future microwave links from the 18.42 to 18.58 GHz band to the 17.7 GHz to 18.3 GHz band. As a result of the Second Order, the Company's existing microwave inventory would have to be modified to function within the new frequency band. While the new 18GHz band provides additional channel capacity to the private cable operator, because specialized and expensive equipment will be required to take advantage of this additional bandwidth, the impact on future sales is uncertain at this time. These issues, coupled with the recent advances in the use of fiber optic cable and the inherent superiority in fiber due to its greater bandwidth capability, have resulted in a shift in customer purchases away from microwave gear and toward fiber optics.

Environmental Regulations

     The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2003 and does not anticipate incurring in 2004 material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

     The Company presently holds a permit from the New Jersey Department of Environmental Protection ("NJDEP"), Division of Environmental Quality, Air Pollution Control Program relating to its operation of certain process equipment, which permit expires in May, 2007. The Company has held such a permit for this equipment on a substantially continuous basis since approximately April, 1989. The Company also has authorization under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2007.

Employees

     As of March 8, 2004, the Company employed approximately 269 people, including 189 in manufacturing, 15 in research and development, 11 in quality assurance, 10 in production services, 25 in sales and marketing, and 19 in a general and administrative capacity. 118 of the Company's employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company expiring in February, 2005. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company's principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the "Old Bridge Facility") which is owned by the Company. The Old Bridge Facility is encumbered by a mortgage held by Commerce Bank in the principal amount of $3,092,000 as of December 31, 2003.

     Management believes that the Old Bridge Facility is adequate to support the Company's anticipated needs in 2004. Subject to compliance with applicable zoning and building codes, the Old Bridge real property is large enough to double the size of the plant to accommodate expansion of the Company's operations should the need arise.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003, through the solicitation of proxies or otherwise.

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

Market Information

Fiscal Year Ended December 31, 2003:            High             Low
                                                ----             ---

         First Quarter ......................... $1.85          $1.30
         Second Quarter.........................  2.31           1.43
         Third Quarter .........................  2.56           1.89
         Fourth Quarter ........................  3.30           1.91


Fiscal Year Ended December 31, 2002:            High             Low
                                                ----             ---

         First Quarter ......................... $3.86          $3.20
         Second Quarter.........................  3.62           2.70
         Third Quarter .........................  2.70           1.10
         Fourth Quarter.........................  2.25           1.09

     The Company's Common Stock is traded on the American Stock Exchange under the symbol "BDR".

Holders

     As of March 19, 2004, the Company had approximately 80 holders of record of the Common Stock. Since a portion of the Company's common stock is held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated statement of operations data presented below for each of the years ended December 31, 2003, 2002 and 2001, and the selected consolidated balance sheet data as of December 31, 2003 and 2002, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the selected consolidated balance sheet data as of December 31, 2001, 2000 and 1999 are derived from audited consolidated financial statements not included herein. The data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial and statistical information appearing elsewhere herein.

                                                   2003        2002        2001       2000       1999
                                                   ----        ----        ----       ----       ----
                                                               (In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales ....................................   $ 35,437    $ 46,951    $ 53,627   $ 70,196   $ 56,805
Cost of goods sold ...........................     25,948      34,195      36,928     46,974     39,074
                                                 --------    --------    --------   --------   --------
  Gross profit ...............................      9,489      12,756      16,699     23,222     17,731
                                                 --------    --------    --------   --------   --------
Operating expenses: ..........................
  Selling, general and administrative ........      9,837       9,060      11,209     13,572     13,598
  Research and development ...................      1,833       1,972       2,200      2,125      2,070
                                                 --------    --------    --------   --------   --------
  Total operating expenses ...................     11,670      11,032      13,409     15,697     15,668
                                                 --------    --------    --------   --------   --------
Earnings (loss) from operations ..............     (2,181)      1,724       3,290      7,525      2,063
Interest expense, net ........................      1,105       1,074       1,369      1,938      2,002
Equity in loss of Blonder Tongue
Telephone, LLC................................        154          --          --         --         --
                                                 --------    --------    --------   --------   --------
Earnings (loss) before income taxes ..........     (3,440)        650       1,921      5,587         61
Provision (benefit) for income taxes .........       (691)        221         704      2,011          2
                                                 --------    --------    --------   --------   --------
Earnings (loss) before cumulative effect of
change in accounting principle ...............     (2,749)        429       1,217      3,576         59
Cumulative effect of change in accounting
principle, net of tax (1) ....................         --      (6,886)         --         --         --
                                                 --------    --------    --------   --------   --------
Net (loss) earnings ..........................   $ (2,749)   $ (6,457)   $  1,217   $  3,576   $     59
                                                 ========    ========    ========   ========   ========
Basic earnings (loss) per share before
cumulative effect of change in accounting
principle.....................................   $  (0.36)   $   0.06    $   0.16   $   0.47   $   0.01

Cumulative effect of change in accounting
principle, net of tax ........................         --       (0.90)         --         --         --
                                                 --------    --------    --------   --------   --------
Basic earnings (loss) per share ..............   $  (0.36)   $  (0.84)   $   0.16   $   0.47   $   0.01
                                                 ========    ========    ========   ========   ========
Basic weighted average shares outstanding ....      7,654       7,604       7,613      7,620      7,916

Diluted earnings (loss) per share before
cumulative effect of change in accounting
principle.....................................   $  (0.36)   $   0.06    $   0.16   $   0.47   $   0.01
Cumulative effect of change in accounting
principle, net of tax ........................         --       (0.90)         --         --         --
                                                 --------    --------    --------   --------   --------
Diluted earnings (loss) per share ............   $  (0.36)   $  (0.84)   $   0.16   $   0.47   $   0.01
                                                 ========    ========    ========   ========   ========
Diluted weighted average shares outstanding ..      7,654       7,604       7,637      7,632      7,958


                                                   2003        2002        2001       2000       1999
                                                   ----        ----        ----       ----       ----

Consolidated Balance Sheet Data:
Working capital ..............................   $ 25,071    $ 30,317    $ 31,254   $ 27,154   $ 25,456
Total assets .................................     47,990      52,002      64,386     62,834     66,076
Long-term debt (including
current maturities) ..........................     12,946      16,910      16,195     16,184     20,607
Stockholders' equity .........................     31,940      33,267      39,962     39,096     35,247

--------------
(1) Effective January 1, 2002, the Company implemented FAS 142, which resulted in the write off of $10,760 of the net book value of goodwill, offset by the future tax benefit thereof in the amount of $3,874.

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

     During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit cable television systems (the "Systems") owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, 90% of the outstanding capital stock of which is owned by the Company, acquired the Systems, which are comprised of approximately 3,070 existing MDU cable television subscribers and approximately 7,520 passings. BDR Broadband paid approximately $1,880,000 for the Systems, subject to adjustment, which constitutes a purchase price of $575 per subscriber. The final closing date for the transaction was on October 1, 2002. The Systems were cash flow positive beginning in the first year. To date, the Systems have been upgraded with approximately $890,000 of interdiction and other products of the Company. It is planned that the Systems will be upgraded with approximately $500,000 of additional interdiction and other products of the Company over the course of operation. During July, 2003, the Company purchased the 10% interest in BDR Broadband that had been originally owned by Paradigm Capital Investments, LLC, for an aggregate purchase price of $35,000, resulting in an increase in the Company's stake in BDR Broadband from 80% to 90%.

     In consideration for its majority interest in BDR Broadband, the Company advanced to BDR Broadband $250,000, which was paid to the sellers as a down payment against the final purchase price for the Systems. The Company also agreed to guaranty payment of the aggregate purchase price for the Systems by BDR Broadband. The approximately $1,630,000 balance of the purchase price was paid by the Company on behalf of

BDR Broadband on November 30, 2002, pursuant to the terms and in satisfaction of certain promissory notes (the "Seller Notes") executed by BDR Broadband in favor of the sellers.

     The Company believes that similar opportunities currently exist to acquire additional rights-of-entry for multiple dwelling unit cable television systems at historically low prices. The Company also believes that the model it devised for acquiring and operating the Systems will be successful and can be replicated for other transactions with the same or new venture partners. While the Company is not actively seeking opportunities to acquire additional rights-of-entry at the present time, if such opportunities arise, the Company would evaluate and consider them. Moreover, even if attractive opportunities arise, the Company may need financing to acquire the rights-of-entry for such cable systems. Given that financing may not be available on acceptable terms or at all, the Company may be unable to pursue these opportunities.

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

     As a result of NetLinc's inability to retain a contract manufacturer to manufacture and supply the products in a timely and consistent manner in accordance with the requisite specifications, in September, 2003 the parties agreed to restructure the terms of their business arrangement entered into in March, 2003. The restructured business arrangement was accomplished by amending certain of the agreements previously entered into and entering into certain new agreements. Some of the principal terms of the restructured arrangement include increasing the Company's economic ownership in NetLinc from 20% to 50% and in BTT from 35% to 50%, all at no additional cost to the Company. The cash portion of the purchase price in the venture was decreased from $3,500,000 to $1,166,667 and the then outstanding balance of $342,000 was paid in installments of $50,000 per week until it was paid in full in October, 2003. In addition, of the 500,000 shares of common stock issued to BTT as the non-cash component of the purchase price (fair valued at $1,030,000), one-half (250,000 shares) have been pledged to the Company as collateral to secure BTT's obligation to repay the $1,167,667 cash component of the purchase price to the Company via preferential distributions of cash flow under BTT's limited liability company operating agreement. Under the restructured arrangement, the Company can purchase similar telephony products directly from third party suppliers other than NetLinc and, in connection therewith, the Company would pay certain future royalties to NetLinc and BTT from the sale of these products by the Company. While the distributorship agreements among NetLinc, BTT and the Company have not been terminated, the Company does not anticipate purchasing products from NetLinc in the near term. NetLinc, however, continues to own intellectual property, which may be further developed and used in the future to manufacture and sell telephony products under the distributorship agreements.

     In addition to receiving incremental revenues associated with its direct sales of the telephony products, the Company also anticipates receiving a portion of BTT's net income derived from voice-service revenues through its 50% stake in BTT. While the events related to the restructuring resulted in a delay in the Company's anticipated 2003 revenue stream from the sale of telephony products, the Company believes that these revised terms are beneficial and will result in the Company enjoying higher gross margins on telephony equipment unit sales as well as an incrementally higher proportion of telephony service revenues. Material incremental revenues associated with the sale of telephony products are not presently anticipated to be received until at least the third quarter of 2004.

Results of Operations

     The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales. The Company believes that the product sales in 2004 will be slightly better than in 2003, with increases in the telephony and high speed data product lines accounting for most of the growth. Gross margin, although impossible to predict due to the dependence on product mix, is expected to remain relatively constant.

                                                                Year Ended December 31,
                                                               -------------------------
                                                                2003      2002     2001
                                                                ----      ----     ----
Net sales ................................................     100.0%    100.0%   100.0%
Costs of goods sold ......................................      73.2      72.8     68.9
Gross profit .............................................      26.8      27.2     31.1
Selling expenses .........................................      10.5       8.7      9.3
General and administrative expenses ......................      17.3      10.6     11.6
Research and development expenses ........................       5.2       4.2      4.1
Earnings (loss) from operations ..........................      (6.2)      3.7      6.1
Other expense, net .......................................       3.5       2.3      2.5
Earnings (loss) before income taxes and before cumulative
effect of change in accounting principle .................      (9.7)      1.4      3.6


2003 Compared with 2002

     Net Sales. Net sales decreased  $11,514,000 or 24.5% to $35,437,000 in 2003 from $46,951,000 in 2002. The decrease is attributed to a decrease in capital spending by cable system operators and weak overall economic conditions. The decrease in capital spending by cable system operators was, in part, the result of the bankruptcy of WSNET, which had been a leading provider of programming to the private cable industry. As a result of this event, demand for the Company's digital products, particularly its Motorola set-top box and QQQT transcoder line, were adversely affected. Digital product sales were $3,312,000 in 2003 compared to $6,265,000 in 2002. Included in net sales are revenues from BDR Broadband of $1,094,000 and $250,000 for 2003 and 2002, respectively.

     Cost of Goods Sold. Cost of goods sold decreased to $25,948,000 for 2003 from $34,195,000 for 2002 but increased as a percentage of sales to 73.2% from 72.8%. The increase as a percentage of sales is primarily attributable to an increase in the inventory reserve of $1,576,000 in 2003 as compared to an increase in inventory reserve of $500,000 in 2002, offset by a higher portion of sales during 2003 being comprised of higher margin products.

     Selling Expenses. Selling expenses decreased to $3,714,000 for 2003 from $4,069,000 in 2002 but increased as a percentage of sales to 10.5% for 2003 from 8.7% for 2002. This $355,000 decrease is primarily attributable to a reduction in advertising of $122,000 achieved through implementation of expense control programs and a reduction of freight of $145,000 and commissions of $99,000 due to reduced sales levels.

     General and Administrative Expenses. General and administrative expenses increased to $6,123,000 for 2003 from $4,991,000 for 2002 and increased as a percentage of sales to 17.3% for 2003 from 10.6% for 2002. The $1,132,000 increase can be primarily attributed to an increase of $180,000 in bad debt expense and an increase of $1,000,000 in operating expenses related to BDR Broadband, offset by a decrease in salaries and fringe benefits of $176,000 due to a reduction in head count.

     Research and Development Expenses. Research and development expenses decreased to $1,833,000 in 2003 from $1,972,000 in 2002. The $139,000 decrease is primarily due to a decrease in salaries and fringe benefits of $184,000 due to a reduction in head count, offset by an increase in licensing fees of $38,000. Research and development expenses as a percentage of sales, increased to 5.2% in 2003 from 4.2% in 2002.

     Operating Income (Loss). Operating loss of $2,181,000 for 2003 represents a decrease of $3,905,000 from operating income of $1,724,000 for 2002. Operating income (loss) as a percentage of sales decreased to (6.2%) in 2003 from 3.7% in 2002.

     Interest Expense. Interest expense increased to $1,105,000 in 2003 from $1,074,000 in 2002. The increase is the result of higher average borrowing and higher interest rates.

     Income Taxes. The provision (benefit) for income taxes for 2003 decreased to a benefit of $691,000 from an expense of $221,000 for 2002 as a result of the current year loss of $3,440,000 as compared to income of $650,000 in 2002. The benefit for the current year loss has been subject to a valuation allowance of $655,000 since the realization of the deferred tax benefit is not considered more likely than not.

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

Inflation and Seasonality

     Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2003 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

     As of December 31, 2003 and 2002, the Company's working capital was $25,071,000 and $30,317,000, respectively. The decrease in working capital is attributable primarily to a decrease of long-term debt of $3,964,000 and an investment in Blonder Tongue Telephone, LLC of $1,167,000.

     The Company's net cash provided by operating activities for the year ended December 31, 2003 was $5,686,000 primarily due to a reduction of $2,596,000 in inventory and $671,000 in accounts receivable and an increase in accounts payable and accrued expenses of $1,474,000, compared to net cash provided by operating activities for the year ended December 31, 2002 of $1,257,000.

     Cash used in investing activities was $1,669,000, which was attributable primarily to capital expenditures for new computers and test equipment of $954,000 and $1,167,000 cash investment in Blonder Tongue Telephone, LLC, offset by collection of a note receivable of $630,000. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 2004, other than anticipated expenditures of approximately $500,000 in connection with certain upgrades of the BDR Broadband Systems.

     Cash used in financing activities was $4,080,000 for the period ended December 31, 2003, comprised primarily of repayment of long-term debt of $14,460,000 offset by $10,496,000 in borrowing of long term debt.

     On March 20, 2002 the Company entered into a credit agreement with Commerce Bank, N.A. for a $19,500,000 credit facility, comprised of (i) a $7,000,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003, (ii) a $9,000,000 term loan which bore interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants and (iii) a $3,500,000 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The initial maturity date of the line of credit with Commerce Bank was March 20, 2004. The term loan requires equal monthly principal payments of $187,000 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19,000 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     In November 2003, the Company's credit agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning November 1, 2003, the revolving line of credit bore interest at the prime rate plus 1.5%, with a floor of 5.5% (5.5% at December 31, 2003), and the term loan bore interest at a fixed rate of 7.5%. Beginning December 1, 2003, the term loan required equal monthly principal payments of $193,000 plus interest with a final payment on April 1, 2006 of all remaining unpaid principal and interest.

     At March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, the Company was unable to meet one of its financial covenants required under its credit agreement with Commerce Bank, which non-compliance was waived by the Bank effective as of each such date.

     In March 2004, the Company's credit agreement with Commerce Bank was amended to (i) extend the maturity date of the line of credit until April 1, 2005, (ii) reduce the maximum amount that may be borrowed under the line of credit to $6,000,000, (iii) suspend the applicability of the cash flow coverage ratio covenant until March 31, 2005, (iv) impose a new financial covenant requiring the Company to achieve certain levels of consolidated pre-tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2004, and (v) require that the Company make a prepayment against its outstanding term loan to the Bank equal to 100% of the amount of any prepayment received by the Company on its outstanding note receivable from a customer, up to a maximum amount of $500,000.

     At December 31, 2003, there was $4,136,000 outstanding under the revolving line of credit. The Company has the ability to borrow $2,864,000 under its line of credit, however only $2,167,000 was available at December 31, 2003, based on the Company's current collateral. This commitment expires on April 1, 2005.

     The average amount outstanding on the Company's line of credit during 2003 was $5,269,000 at a weighted average interest rate of 5.0%. The maximum amount outstanding on the line of credit during 2003 was $6,171,000.

     The Company has from time to time experienced short-term cash requirement issues. In 2002, the Company paid approximately $1,880,000 in connection with acquiring its majority interest in BDR Broadband and paying off the Seller Notes for BDR Broadband. In addition, the Company will incur additional obligations related to royalties, if any, in connection with its $1,167,000 cash investments during 2003, in NetLinc and BTT. While the Company's existing lender agreed to allow the Company to fund both the BDR Broadband obligations and the NetLinc/BTT obligations using its line of credit, such lender did not agree to increase the maximum amount available under such line of credit. These expenditures, coupled with the March 2004 amendment to the Company's credit agreement with Commerce Bank described above, and certain near-term funding requirements relating to the purchase of a large quantity of high-speed data products, will reduce the Company's working capital. The Company is exploring various alternatives to enhance its working capital, including inventory-related pricing and product reengineering efforts, as well as restructuring its long-term debt with Commerce Bank or seeking alternative financing. During 2003, BDR Broadband had positive cash flow, which is expected to continue in 2004. As such, BDR Broadband is not presently anticipated to adversely impact the Company's working capital.

Contractual Obligations and Commitments

     At December 31, 2003, the Company's contractual obligations and commitments to make future payments are as follows:


                                                           Payment Due by Period
                                                           ---------------------
                                                Less than                                More than
                                   Total          1 year     1-3 years      3-5 years      5 years
                                 -----------   -----------   -----------   -----------   -----------
Long-Term Debt Obligations       $12,473,000   $ 3,043,000   $ 7,039,000   $   466,000   $ 1,925,000

Capital Lease Obligations            473,000       158,000       315,000            --            --

Operating Leases                     120,000        89,000        31,000            --            --

Purchase Commitments (1)          17,489,000    17,489,000            --            --            --

Consulting Agreement                 152,000       152,000            --            --            --

Interest on Long-Term Debt and
Capital Lease Obligations          1,999,000       779,000       752,000       324,000       144,000
                                 -----------   -----------   -----------   -----------   -----------

Total Contractual Obligations    $32,706,000   $21,709,000   $ 8,138,000   $   790,000   $ 2,069,000
                                 ===========   ===========   ===========   ===========   ===========

----------
(1) Purchase commitments consist primarily of obligations to purchase certain raw materials and finished goods inventory to be utilized in the ordinary course of business.

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

Inventory and Obsolescence

     Inventory is valued at the lower of cost or market. The Company continually ensures that slow-moving and obsolete inventory is written down to its net realizable value by reviewing current quantities on hand, actual and projected sales volumes and anticipated selling prices on products. Generally, the Company does not experience material issues with obsolete inventory due to the nature of its products being interchangeable within various product offerings. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly. However, from time to time, the Company will reserve for excess and obsolete inventory. The Company analyzed its current product sales trends and determined that sales of certain products which were anticipated to have increased in the latter part of the current year did not materialize. As a result, during 2003 and 2002 the Company recorded an increase to its reserve of $1,576,000 and $500,000, respectively. As these factors are difficult to predict and are subject to future events that may alter management assumptions, these allowances may need to be adjusted in the future.

Accounts Receivable and Allowance for Doubtful Accounts

     Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances. Management's estimates of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowances and net income. As these factors are difficult to predict and are subject to future events that may alter management assumptions, these allowances may need to be adjusted in the future.

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

New Accounting Pronouncements


     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities, and activities of another entity. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The Company believes that the adoption of FIN 46 will not have a material impact on the Company's financial position, results of operations or cash flows.

     In July 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur to be classified as liabilities, not as part of shareholders' equity. This pronouncement does not currently impact the Company's financial position, results of operations or cash flows.

     Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The EITF addresses the accounting for revenue generating arrangements involving multiple deliverables. This EITF does not currently apply to the Company.

Additional Factors That May Affect Future Results and Market Price of Stock

     Blonder Tongue's business operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks, which are not otherwise addressed elsewhere in this Annual Report. There can be no assurance that the Company will anticipate the evolution of industry standards in cable television or the communications industry generally, changes in the market and customer needs, or that technologies and applications under development by the Company will be successfully developed, or if they are successfully developed, that they will achieve market acceptance. The competition to attract and retain highly skilled engineering, manufacturing, marketing and managerial personnel is intense. Capital spending by cable operators for constructing, rebuilding, maintaining or upgrading their systems (upon which the Company's sales and profitability are dependent) is dependent on a variety of factors, including access to financing, demand for their cable services, availability of alternative video delivery technologies, and general economic conditions. Factors such as announcements of technological innovations or new products by the Company, its competitors or third parties, quarterly variations in the Company's actual or anticipated results of operations, market conditions for emerging growth stocks or cable industry stocks in general, or the failure of revenues or earnings in any quarter to meet the investment community's expectations, may cause the market price of the Company's Common Stock to fluctuate significantly. The stock price may also be affected by broader market trends unrelated to the Company's performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At December 31, 2003 and 2002 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $4,136,000 and $5,650,000, respectively. A hypothetical 100 basis point adverse change in interest rates would have had an annualized unfavorable impact of approximately $41,000 and $57,000, respectively, on the Company's earnings and cash flows based upon these year-end debt levels. At December 31, 2003, the Company did not have any derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from the consolidated financial statements and notes thereto of the Company, which are attached hereto beginning on page 29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

     In addition, the Company reviewed its internal control over financial reporting and there have been no changes during the Company's fourth fiscal quarter in the Company's internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information about the Company's directors and executive officers, its Audit Committee and the Audit Committee's "audit committee financial expert," and the procedures by which nominees are recommended to the Board, is incorporated by reference from the discussion under the heading "Directors and Executive Officers" in the Company's proxy statement for its 2004 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for its 2004 Annual Meeting of Stockholders.

     Each of the Company's directors, officers and employee are required to comply with the Blonder Tongue Laboratories, Inc. Code of Ethics adopted by the Company. The Code of Ethics sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company's business. The Code of Ethics is available on the Company's website at www.blondertongue.com, under the "Investor Relations-Code of Ethics" captions. The Company will post to its website any amendments to the Code of Ethics, or waiver from the provisions thereof for executive officers or directors, under the "Investor Relations-Code of Ethics" caption.

ITEM 11. EXECUTIVE COMPENSATION

     Information about director and executive compensation is incorporated by reference from the discussion under the headings "Directors' Compensation," "Executive Compensation," "Report of Compensation Committee on Executive Compensation Policies" and "Comparative Stock Performance" in the Company's proxy statement for its 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for its 2004 Annual Meeting of Stockholders.

                            EQUITY COMPENSATION PLANS

     The following table provides certain summary information as of December 31, 2003, concerning compensation plans (including individual compensation arrangements) of the Company under which shares of the Company's Common Stock may be issued.

                                              Equity Compensation Plan Information

                                                                                               Number Of Securities
                                         Number Of Securities                                 Remaining Available For
                                          To Be Issued Upon          Weighted-Average       Future Issuance Under Equity
                                             Exercise Of            Exercise Price Of      Compensation Plans (Excluding
                                         Outstanding Options,      Outstanding Options,       Securities Reflected In
              Plan Category              Warrants And Rights(#)   Warrants And Rights($)        The First Column)(#)
              -------------              ----------------------   ----------------------        --------------------
   Equity Compensation Plans Approved          1,219,611                  $5.19                        161,328(1)
   By Securities Holders

   Equity Compensation Plans Not                  10,000(2)               $6.88                              0
   Approved By Securities Holders

   Total                                       1,229,611                  $5.20                        161,328

----------
(1) Includes 25,000 shares of the Company's Common Stock available for issuance as restricted stock under the 1995 Long Term Incentive Plan (the "1995 Plan").

(2) In 1996 the Board of Directors granted a non-plan, non-qualified option for 10,000 shares of the Company's Common Stock to Gary P. Scharmett at an original exercise price of $10.25 per share, which was repriced to $6.88 per share on September 17, 1998. The option expires in 2006. At the time of the grant, Mr. Scharmett was not a director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading "Certain Relationships and Related Transactions" in the Company's proxy statement for its 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information about procedures related to the engagement of the independent auditors and fees and services paid to the independent auditors is incorporated by reference from the discussion under the headings "Audit and Other Fees Paid to Independent Auditors" and "Pre-Approval Policy for Services by Independent Auditors" in the Company's proxy statement for its 2004 Annual Meeting of Stockholders.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements and Supplementary Data.

      Report of Independent Certified Public Accountants......................30

      Consolidated Balance Sheets as of December 31, 2003 and 2002............31

      Consolidated Statements of Operations for the Years Ended
      December 31, 2003, 2002 and 2001........................................32

      Consolidated  Statements of Stockholders' Equity for the
      Years Ended December 31, 2003, 2002 and 2001............................33

      Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2003, 2002 and 2001........................................34

      Notes to Consolidated Financial Statements..............................35

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

(b) On November 12, 2003, the Company filed a Form 8-K relating to Item 12 of such Form. The information under Item 12 related to the Company's November 10, 2003 press release announcing its unaudited financial results for the third quarter ended September 30, 2003.

(c)  Index to Exhibits:

Exhibit #       Description                             Location
---------       -----------                             --------

3.1 Restated Certificate of Incorporated by reference from Incorporation of Blonder Exhibit 3.1 to Registrant's
                Tongue Laboratories, Inc.       S-1 Registration Statement No.
                                                33-98070,  filed  October  12,
                                                1995, as amended.

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

10.1 Consulting Agreement, dated Incorporated by reference from January 1, 1995, between Exhibit 10.3 to Registrant's Blonder Tongue Laboratories, S-1 Registration Statement No. Inc. and James H. Williams. 33-98070, filed October 12,
                                                1995, as amended.

10.2            1994  Incentive  Stock  Option  Incorporated by reference from
                Plan. Exhibit 10.5 to Registrant's S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.3            1995 Long Term Incentive Plan.  Incorporated by reference from
                                                Exhibit  10.6 to  Registrant's
                                                S-1 Registration Statement No.
                                                33-98070,  filed  October  12,
                                                1995, as amended.

10.4            First  Amendment  to the  1995  Incorporated by reference from
                Plan.                           Exhibit       10.5(a)       to
                                                Registrant's  Quarterly Report
                                                on Form  10-Q  for the  period
                                                ended March 31, 1997.

10.5            Second  Amendment  to the 1995  Incorporated by reference from
                Plan.                           Exhibit     4.3     to     S-8
                                                Registration   Statement   No.
                                                333-52519  originally filed on
                                                May 13, 1998.

10.6            Third  Amendment  to the  1995  Incorporated by reference from
                Plan.                           Exhibit     4.4     to     S-8
                                                Registration   Statement   No.
                                                333-37670,   originally  filed
                                                May 23, 2000.

10.7            Fourth  Amendment  to the 1995  Incorporated by reference from
                Plan.                           Exhibit     4.5     to     S-8
                                                Registration   Statement   No.
                                                33-96993,   originally   filed
                                                July 24, 2002.

10.8            Amended  and   Restated   1996  Incorporated by reference from
                Director Option Plan.           Appendix  B  to   Registrant's
                                                Proxy  Statement  for its 1998
                                                Annual        Meeting       of
                                                Stockholders,  filed March 27,
                                                1998.

10.9 First Amendment to the Amended Incorporated by reference from and Restated 1996 Director Exhibit 4.2 to S-8
                Option Plan.                    Registration   Statement   No.
                                                333-111367,  originally  filed
                                                on December 19, 2003.

10.10 Form of Indemnification Incorporated by reference from Agreement entered into by Exhibit 10.10 to Registrant's Blonder Tongue Laboratories, S-1 Registration Statement No. Inc. in favor of each of its 33-98070, filed October 12,
                Directors and Officers.         1995, as amended.

Exhibit #       Description                             Location
---------       -----------                             --------

10.11 VideoCipher(R) IICM Commercial Incorporated by reference from Descrambler Module Master Exhibit 10.11 to Registrant's Purchase and License S-1 Registration Statement No. Agreement, dated August 23, 33-98070, filed October 12, 1990, between Blonder Tongue 1995, as amended.
                Laboratories,     Inc.     and
                Cable/Home Communication Corp.

+10.12 Patent License Agreement, Incorporated by reference from dated August 21, 1995, between Exhibit 10.12 to Registrant's Blonder Tongue Laboratories, S-1 Registration Statement No. Inc. and Philips Electronics 33-98070, filed October 12,
                North America Corporation.      1995, as amended.

+10.13          Interdiction        Technology  Incorporated by reference from
                License Agreement, dated Exhibit 10.13 to Registrant's August 21, 1995, between S-1 Registration Statement No.
                Blonder  Tongue  Laboratories,  33-98070,  filed  October  12,
                Inc.  and  Philips   Broadband  1995, as amended.
                Networks, Inc.

10.14           Bargaining Unit Pension Plan.   Incorporated by reference from
                                                Exhibit     10.22    to    S-1
                                                Registration   Statement   No.
                                                33-98070,  filed  October  12,
                                                1995, as amended.

10.15           Executive Officer Bonus Plan.   Incorporated by reference from
                                                Exhibit  10.3 to  Registrant's
                                                Quarterly  Report on Form 10-Q
                                                for the period ended March 31,
                                                1997, filed May 13, 1997.

10.16 Second Amendment to Consulting Incorporated by reference from and Non-Competition Agreement Exhibit 10.1 to Registrant's
                between  Registrant  and James  Quarterly  Report on Form 10-Q
                H. Williams,  dated as of June  for the period  ended June 30,
                30, 2000.                       2000, filed August 14, 2000.

10.17 Loan and Security Agreement Incorporated by reference from dated March 20, 2002 between Exhibit 10.1 to Registrant's
                Blonder Tongue Laboratories, Quarterly Report on Form 10-Q Inc. and Commerce Bank, N.A. for the period ending March
                                                31, 2002, filed May 15, 2002.

10.18           Revolving  Credit  Note  dated  Incorporated by reference from
                March  20,   2002  by  Blonder  Exhibit  10.2 to  Registrant's
                Tongue Laboratories, Inc. in Quarterly Report on Form 10-Q favor of Commerce Bank, N.A. for the period ending March
                                                31, 2002, filed May 15, 2002.

10.19 Term Loan A Note dated March Incorporated by reference from 20, 2002 by Blonder Tongue Exhibit 10.3 to Registrant's Laboratories, Inc. in favor of Quarterly Report on Form 10-Q
                Commerce Bank, N.A.             for the  period  ending  March
                                                31, 2002, filed May 15, 2002.

10.20 Term Loan B Note dated March Incorporated by reference from 20, 2002 by Blonder Tongue Exhibit 10.4 to Registrant's Laboratories, Inc. in favor of Quarterly Report on Form 10-Q
                Commerce Bank, N.A.             for the  period  ending  March
                                                31, 2002, filed May 15, 2002.

10.21 Mortgage, Security Agreement Incorporated by reference from and Fixture Filing dated March Exhibit 10.5 to Registrant's 20, 2002, between Blonder Quarterly Report on Form 10-Q Tongue Laboratories, Inc. and for the period ending March
                Commerce Bank, N.A.             31, 2002, filed May 15, 2002.

10.22 Assignment of Rents and Leases Incorporated by reference from made by Blonder Tongue Exhibit 10.6 to Registrant's Laboratories, Inc. in favor of Quarterly Report on Form 10-Q
                Commerce Bank, N.A.             for the  period  ending  March
                                                31, 2002, filed May 15, 2002.

10.23 Patent Security Agreement Incorporated by reference from dated March 20, 2002 by Exhibit 10.7 to Registrant's Blonder Tongue Laboratories, Quarterly Report on Form 10-Q Inc. in favor of Commerce for the period ending March
                Bank, N.A.                      31, 2002, filed May 15, 2002.

Exhibit #       Description                             Location
---------       -----------                             --------

10.24 Trademark Security Agreement Incorporated by reference from dated March 20, 2002 by Exhibit 10.8 to Registrant's Blonder Tongue Laboratories, Quarterly Report on Form 10-Q Inc. in favor of Commerce for the period ending March
                Bank, N.A.                      31, 2002, filed May 15, 2002.

10.25 Surety Agreement dated March Incorporated by reference from 20, 2002 by Blonder Tongue Exhibit 10.9 to Registrant's Investment Company in favor of Quarterly Report on Form 10-Q
                Commerce Bank, N.A.             for the  period  ending  March
                                                31, 2002, filed May 15, 2002.

10.26           Capital Contribution Agreement  Incorporated   by   referenced
                between Blonder Tongue from Exhibit 10.1 to Telephone, LLC, Resource Registrant's Quarterly Report
                Investment,   LLC,   H.  Tyler  on Form  10-Q  for the  period
                Bell, NetLinc  Communications,  ending   March  31,  2003  and
                LLC   and    Blonder    Tongue  filed May 15, 2003.
                Laboratories,    Inc.,   dated
                March 26, 2003.

10.27           Amendment      to      Capital  Incorporated by reference from
                Contribution Agreement and Exhibit 10.1 to Registrant's Termination of Letter Quarterly Report on Form 10-Q Agreement among Blonder Tongue for the period ending Telephone, LLC, Resource September 30, 2003, filed
                Investment   Group,   LLC,  H.  November 14, 2003.
                Tyler      Bell,       NetLinc
                Communications,     LLC    and
                Blonder  Tongue  Laboratories,
                Inc.,  dated  as of  September
                11, 2003.

10.28           Loan  and  Security  Agreement  Filed herewith.
                dated    November   19,   2003
                between     Blonder     Tongue
                Laboratories,  Inc. and Robert
                J. Palle, Jr.

10.29           Non-Recourse  Line  of  Credit  Filed herewith.
                Note dated  November  19, 2003
                by       Blonder        Tongue
                Laboratories, Inc. in favor of
                Robert J. Palle, Jr.

10.30           First  Amendment  and Waiver    Filed herewith.
                to Loan and Security  Agreement
                between Blonder  Tongue
                Laboratories, Inc. and Commerce
                Bank,  N.A., dated November 14,
                2003.

10.31           Collateral   Pledge  Agreement  Filed herewith.
                between     Blonder     Tongue
                Laboratories,     Inc.     and
                Commerce  Bank,   N.A.,  dated
                November 14, 2003.

21              Subsidiaries of Blonder Tongue  Filed herewith.
                Laboratories, Inc.

23              Consent of BDO Seidman, LLP.    Filed herewith.

31.1            Certification   of   James  A.  Filed herewith.
                Luksch pursuant to Section 302
                of the  Sarbanes-Oxley  Act of
                2002.

31.2            Certification  of Eric Skolnik  Filed herewith.
                pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

32.1            Certification    pursuant   to  Filed herewith.
                Section     906     of     the
                Sarbanes-Oxley Act of 2002.

----------

     + Certain portions of exhibit have been afforded confidential treatment by the Securities and Exchange Commission.

          Exhibits 10.1 - 10.9, 10.15 and 10.16 represent management contracts or compensation plans or arrangements.

(d)  Financial Statement Schedules:

     Report of BDO Seidman, LLP on financial statement schedule is included on page 51 of this Annual Report on Form 10-K.

     The following financial statement schedule is included on page 52 of this Annual Report on Form 10-K:

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants..........................30

Consolidated Balance Sheets as of December 31, 2003 and 2002................31

Consolidated Statements of Operations for the Years Ended December
31, 2003, 2002 and 2001.....................................................32

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 2003, 2002 and 2001............................................33

Consolidated Statements of Cash Flows for the Years Ended December
31, 2003, 2002 and 2001.....................................................34

Notes to Consolidated Financial Statements..................................35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:
Old Bridge, New Jersey


We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2002, Blonder Tongue Laboratories, Inc., and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey

February 27, 2004, except for Note 4
for which the date is March 29, 2004

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   December 31,
                                                                             --------------------
                                                                               2003       2002
                                                                             --------    --------
              Assets (Note 4)
Current assets:
     Cash ................................................................   $    195    $    258
     Accounts receivable, net of allowance for doubtful
     accounts of $1,192 and $715 respectively (Note 8) ...................      5,682       6,713
     Inventories, net (Note 2) ...........................................     20,588      24,760
     Notes receivable (Note 14) ..........................................        627         459
     Income tax receivable ...............................................        679         170
     Prepaid benefit costs (Note 6) ......................................        631          --
     Prepaid and other current assets ....................................        695         556
     Deferred income taxes (Note 12) .....................................      2,279       1,858
                                                                             --------    --------
         Total current assets ............................................     31,376      34,774
Notes receivable (Note 14) ...............................................        216       1,019
Property, plant and equipment, net of accumulated
    depreciation and amortization (Notes 3 and 5) ........................      6,652       6,831
Patents, net .............................................................      2,649       3,120
Rights-of-Entry, net (Note 13) ...........................................      1,300       1,396
Other assets, net ........................................................        851         951
Investment in Blonder Tongue Telephone LLC (Note 13) .....................      2,043          --
Deferred income taxes (Note 12) ..........................................      2,903       3,911
                                                                             --------    --------
                                                                             $ 47,990    $ 52,002
                                                                             ========    ========
              Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt (Note 4) ..........................   $  3,201    $  2,632
     Accounts payable ....................................................      1,676         888
     Accrued compensation ................................................        560         514
     Accrued benefit liability (Note 6) ..................................         --         196
     Other accrued expenses (Note 7) .....................................        868         227
                                                                             --------    --------
         Total current liabilities .......................................      6,305       4,457
                                                                             --------    --------

Long-term debt (Note 4) ..................................................      9,745      14,278
Commitments and contingencies (Notes 5, 6 and 7) .........................         --          --
Stockholders' equity (Notes 6, 9 and 11):
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding ...............................................         --          --
     Common stock, $.001 par value; authorized 25,000 shares, 8,445 shares
     Issued ..............................................................          8           8
     Paid-in capital .....................................................     24,145      24,145
     Retained earnings ...................................................     13,242      15,991
     Accumulated other comprehensive loss ................................         --        (508)
     Treasury stock, at cost, 449 shares and 879 shares, respectively ....     (5,455)     (6,369)
                                                                             --------    --------
         Total stockholders' equity ......................................     31,940      33,267
                                                                             --------    --------
                                                                             $ 47,990    $ 52,002
                                                                             ========    ========

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                      Year Ended December 31,
                                                                   --------------------------------
                                                                     2003       2002        2001
                                                                   --------    --------    --------
Net sales (Note 8) .............................................   $ 35,437    $ 46,951    $ 53,627
Cost of goods sold .............................................     25,948      34,195      36,928
                                                                   --------    --------    --------
    Gross profit ...............................................      9,489      12,756      16,699
                                                                   --------    --------    --------
Operating expenses:
    Selling expenses ...........................................      3,714       4,069       5,009
    General and administrative (Notes 5, 6, and 7) .............      6,123       4,991       6,200
    Research and development ...................................      1,833       1,972       2,200
                                                                   --------    --------    --------
                                                                     11,670      11,032      13,409
                                                                   --------    --------    --------
Earnings (loss) from operations ................................     (2,181)      1,724       3,290
                                                                   --------    --------    --------

Other expense:
    Interest expense, net ......................................     (1,105)     (1,074)     (1,369)
    Equity in loss of Blonder Telephone, LLC (Note 13) .........       (154)         --          --
                                                                   --------    --------    --------
                                                                     (1,259)     (1,074)     (1,369)
                                                                   --------    --------    --------
Earnings (loss) before income taxes ............................     (3,440)        650       1,921
Provision (benefit) for income taxes (Note 12) .................       (691)        221         704
                                                                   --------    --------    --------
Earnings (loss) before cumulative effect of change in accounting
principle, net of tax ..........................................     (2,749)        429       1,217
Cumulative effect of change in accounting
   principle, net of tax (Note 1) ..............................         --      (6,886)         --
                                                                   --------    --------    --------
Net (loss) earnings ............................................   $ (2,749)   $ (6,457)   $  1,217
                                                                   ========    ========    ========
Basic (loss) earnings per share before
   cumulative effect (Note 10)..................................   $  (0.36)   $   0.06    $   0.16
Cumulative effect of change in accounting
   principle, net of tax .......................................         --       (0.90)         --
                                                                   --------    --------    --------
Basic earnings (loss) per share ................................   $  (0.36)   ($  0.84)   $   0.16
                                                                   ========    ========    ========
Basic weighted average shares outstanding ......................      7,654       7,604       7,613
                                                                   ========    ========    ========
Diluted earnings (loss) per share before
   cumulative effect ...........................................   $  (0.36)   $   0.06    $   0.16
Cumulative effect of change in accounting
   principle, net of tax .......................................         --       (0.90)         --
                                                                   --------    --------    --------
Diluted earnings (loss) per share ..............................   $  (0.36)   $  (0.84)   $   0.16
                                                                   ========    ========    ========
Diluted weighted average shares outstanding ....................      7,654       7,604       7,637
                                                                   ========    ========    ========

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)




                                                                                 Accumulated
                                             Common Stock                          Other
                                           -----------------  Paid-in  Retained Comprehensive Treasury
                                            Shares   Amount   Capital  Earnings    Loss         Stock    Total
                                           -------- -------- --------  -------   ---------   ----------  ---------
Balance at January 1, 2001..............      8,444 $      8  $24,143  $21,231   $      --   $   (6,286) $  39,096
    Net earnings........................         --       --       --    1,217          --           --      1,217
    Unrecognized pension expense, net
    of tax (Note 6).....................         --       --       --       --        (351)          --       (351)
                                                                                                         ---------
    Comprehensive income................                                                                       866
                                           -------- -------- --------  -------   ---------   ----------  ---------
Balance at December 31, 2001............      8,444        8   24,143   22,448        (351)      (6,286)    39,962
    Net loss............................         --       --       --   (6,457)         --           --     (6,457)
    Unrecognized pension expense, net
    of tax (Note 6).....................         --       --       --       --        (157)          --       (157)
                                                                                                         ---------
    Comprehensive loss..................                                                                    (6,614)
    Proceeds from exercise of stock
    options ............................          1       --        2       --          --           --          2
    Acquisition of treasury stock.......         --       --       --       --          --          (83)       (83)
                                           -------- -------- --------  -------   ---------   ----------  ---------
Balance at December 31, 2002............      8,445        8   24,145   15,991        (508)      (6,369)    33,267
    Net loss............................         --       --       --   (2,749)         --           --     (2,749)
    Recognized pre-paid pension cost,
    net of tax (Note 6).................         --       --       --                  508           --        508
                                                                                                         ---------
    Comprehensive loss..................                                                                    (2,241)
    Issuance of stock to Blonder Tongue
    Telephone, LLC (Note 13) ...........         --       --       --       --          --        1,030      1,030
    Acquisition of treasury stock.......         --       --       --       --          --         (116)      (116)
                                           -------- -------- --------  -------   ---------   ----------  ---------
Balance at December 31, 2003                  8,445 $      8 $ 24,145  $13,242   $      --    $  (5,455) $  31,940
                                           ======== ======== ========  =======   =========   ==========  =========

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Year Ended December 31,
                                                                        --------------------------------
                                                                          2003       2002         2001
                                                                        --------    --------    --------
Cash Flows From Operating Activities:
     Net earnings (loss) ............................................   $ (2,749)   $ (6,457)   $  1,217
     Adjustments to reconcile net earnings to cash
     provided by operating activities:
         Cumulative effect of change in accounting principle ........         --       6,886          --
         Equity in loss from Blonder Tongue Telephone, LLC ..........        154          --          --
         Depreciation ...............................................      1,133       1,269       1,310
         Amortization ...............................................        750         550       1,502
         Provision for inventory reserves ...........................      1,576         500         540
         Provision for doubtful accounts ............................        360         180         307
         Deferred income taxes ......................................         --         308           4
         Changes in operating assets and liabilities:
           Accounts receivable ......................................        671       1,640      (1,746)
           Inventories ..............................................      2,596       3,509      (4,423)
           Prepaid and other current assets ........................        (139)        376       2,054
           Other assets .............................................        101        (366)         43
           Income taxes .............................................       (241)       (779)       (266)
           Accounts payable, accrued expenses and accrued
             compensation ...........................................      1,474      (6,359)      3,169
                                                                        --------    --------    --------
              Net cash provided by operating activities .............      5,686       1,257       3,711
                                                                        --------    --------    --------
Cash Flows From Investing Activities:
     Capital expenditures ...........................................       (954)       (695)       (803)
     Collection of note receivable ..................................        635          --          --
     Investment in Blonder Tongue Telephone, LLC ....................     (1,167)         --          --
     Acquisition of BDR Broadband assets ............................       (183)     (1,880)         --
                                                                        --------    --------    --------
              Net cash used in investing activities .................     (1,669)     (2,575)       (803)
                                                                        --------    --------    --------
Cash Flows From Financing Activities:
     Net borrowings  under revolving line of credit .................         --          --       2,117
     Repayments of long-term debt ...................................    (14,460)    (34,909)     (4,356)
     Borrowings of long-term debt ...................................     10,496      35,624          --
     Deferred financing costs .......................................         --          --         (90)
     Proceeds from exercise of stock options ........................         --           2          --
     Acquisition of treasury stock ..................................       (116)        (83)         --
                                                                        --------    --------    --------
              Net cash provided by (used in) financing activities ...     (4,080)        634      (2,329)
                                                                        --------    --------    --------
Net increase (decrease) in cash .....................................        (63)       (684)        579
Cash, beginning of year .............................................        258         942         363
                                                                        --------    --------    --------
Cash, end of year ...................................................   $    195    $    258    $    942
                                                                        ========    ========    ========
Supplemental Cash Flow Information:
     Cash paid for interest .........................................   $  1,073    $  1,138    $  1,447
     Cash paid for income taxes .....................................         --         537         966
                                                                        ========    ========    ========
Non-cash investing and financing activities:
     Inventory sold for notes receivable ............................   $     --    $  1,447    $     --

     Investment in Blonder Tongue Telephone, LLC using treasury stock     (1,030)         --          --

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

     The   investments   in   Blonder   Tongue   Telephone,   LLC  and   NetLinc
Communications, LLC are accounted for on the equity method since the Company does not have control over these entities.

     The Company reports its operations as one business segment.

(b)  Accounts Receivable and Allowance for Doubtful accounts

     Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to distributors and private cable operators. The Company performs continuing credit evaluations of its customers' financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances.

     Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

(c)  Inventories

     Inventories are stated at the lower of cost, determined by the first-in, first-out ("FIFO") method, or market.

     The Company continually ensures that slow-moving, excess and obsolete inventory is written down to its net realizable value by reviewing current quantities on hand, actual and projected sales volumes and anticipated selling prices on products. Generally, the Company does not experience material issues with obsolete inventory due to the nature of its products being interchangeable within various product offerings. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly. However, from time to time, the Company will reserve for excess and obsolete inventory. During 2003 and 2002, the Company recorded an increase to its reserve of $1,576,000 and $500,000, respectively.

(d)  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. The Company provides for depreciation generally on the straight-line method based upon estimated useful lives of 3 to 5 years for office equipment, 5 to 7 years for furniture and fixtures, 6 to 10 years for machinery and equipment, 10 to 15 years for building improvements, 5 to 7 years for cable systems and 40 years for the manufacturing and administrative office facility.

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

(f)  Intangible Assets

     Intangible assets, net totaling $3,949 and $4,516 as of December 31, 2003 and 2002, respectively, consist of acquired patent rights and rights-of-entry, and are carried at cost less accumulated amortization. Amortization is computed utilizing the straight-line method over the estimated useful life of the respective asset, 12 years for patents and 5 years for rights-of-entry.

     The components of intangible assets at December 31, 2003 are as follows:

                                                                     Accumulated
                                                    Cost            Amortization
                                                    ----            ------------

          Patents and trademarks                    $6,414            $3,765
          Rights of entry                            1,672               372
                                                --------------     -------------
          Total intangible assets                   $8,086            $4,137
                                                ==============     =============

     The Company continues to amortize its patents and rights-of-entry over their estimated useful lives with no significant residual value. Amortization expense for intangible assets excluding goodwill was $750, $550, and $532 for the years ending December 31, 2003, 2002 and 2001, respectively. Intangibles amortization is projected to be approximately $750 per year for the next five years.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. FAS 141 and FAS 142 were adopted by the Company on January 1, 2002. The adoption of this pronouncement resulted in the Company recording a $6,886, non-cash charge, net of tax, to write off the carrying value of its goodwill. Such charge is reflected as a cumulative effect of a change in accounting principle. The Company's previous business combinations were accounted for using the purchase method.

     If FAS 142 had been in effect in 2001, the Company's earnings would have been improved because of reduced amortization, as described below:

                                                                      Basic        Diluted
                                                                     Earnings      Earnings
                             2001                  Net Earnings      Per Share     Per Share
                             ----                  ------------      ---------     ---------
               Reported Net Earnings                   $1,217           $0.16       $0.16
               Add Amortization, Net of Tax               621            0.08        0.08
                                                       ------           -----       -----
               Adjusted Net Earnings                   $1,838           $0.24       $0.24
                                                       ======           =====       =====


(g)  Long-Lived Assets

     The Company follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets based on non-discounted cash flows. No impairment losses have been recorded through December 31, 2003.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

(h)  Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2003, 2002 and 2001.

(i)  Research and Development

     Research and development expenditures for the Company's projects are expensed as incurred.

(j)  Revenue Recognition

     The Company records revenues when products are shipped. The Company has no material future obligations to customers once products are shipped and customers do not have a right of return.

(k)  Earnings (loss) Per Share

     Earnings (loss) per share are calculated in accordance with FAS 128, which provides for the calculation of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

(l)  Treasury Stock

     Treasury Stock is recorded at cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

(m)  Derivative Financial Instruments

     The Company utilizes interest rate swaps at times to manage interest rate exposures. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The Company does not hold or issue financial instruments for trading purposes. The Company does not hold any derivative financial instruments at December 31, 2003 or 2002.

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

     Approximately 44% of the Company's employees are covered by a three year collective bargaining agreement, which expires in February 2005.

     The Company estimates that headend products accounted for approximately 54% of the Company's revenues in 2003, 66% in 2002 and 58% in 2001. Any substantial decrease in sales of headend products could have a material adverse effect on the Company's results of operations, financial condition, and cash flows.

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

     The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 9.5 years, no dividend yield, volatility at 73%, risk free interest rate of 3.2% for 2003; expected lives of
9.5 years, no dividend yield, volatility at 73%, risk free interest rate of 3.2% for 2002; expected lives of 9.5 years, no dividend yield, volatility at 71%, risk free interest rate of 5.03% for 2001.

     Under accounting provisions of FAS 123, the Company's net income (loss) to common shareholders and net income (loss) per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                              Years Ended December 31
                                                          2003       2002       2001
                                                         -------    -------    -------
Net income (loss) as reported .......................... $(2,749)   $(6,457)   $ 1,217
Adjustment for fair value of stock options, net of tax..     324        590        469
                                                         -------    -------    -------
     Pro forma ......................................... $(3,073)   ($7,047)   $   748
                                                         =======    =======    =======
Net income (loss) per share basic and diluted:
     As reported ....................................... $ (0.36)   $ (0.84)   $  0.16
                                                         =======    =======    =======
     Pro forma ......................................... $ (0.40)   $ (0.93)   $  0.10
                                                         =======    =======    =======

(p)  Shipping and Handling Costs

     Shipping and handling costs are recorded as a component of selling expenses. Revenues from shipping and handling are not significant. Shipping and handling costs were $36, $181 and $120 for the years ended December 31, 2003, 2002 and 2001, respectively.

(q)  New Accounting Pronouncements


     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities, and activities of another entity. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The Company believes that the adoption of FIN 46 will not have a material impact on the Company's financial position, results of operations or cash flows.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

     In July 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur to be classified as liabilities, not as part of shareholders' equity. This pronouncement does not currently impact the Company's financial position, results of operations or cash flows.

     Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The EITF addresses the accounting for revenue generating arrangements involving multiple deliverables. This EITF does not currently apply to the Company.

Note 2 - Inventories

Inventories, net of reserves, are summarized as follows:

                                       December 31,
                                    --------------------
                                      2003       2002
                                    --------    --------
Raw materials ...................   $ 11,379    $ 12,857
Work in process .................      1,746       1,660
Finished goods ..................     10,935      12,686
                                    --------    --------
                                      24,060      27,203
Less reserve for excess
  inventory .....................     (3,472)     (2,443)
                                    --------    --------
                                    $ 20,588    $ 24,760
                                    ========    ========

The Company recorded a $1,576 and $500 provision for slow moving and obsolete inventory during the years ended December 31, 2003 and 2002, respectively.

Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                                      December 31,
                                                   --------------------
                                                     2003       2002
                                                   --------    --------
Land ...........................................   $  1,000    $  1,000
Building .......................................      3,361       3,361
Machinery and equipment ........................      7,613       7,473
Cable systems ..................................      1,460         811
Furniture and fixtures .........................        401         401
Office equipment ...............................      1,873       1,754
Building improvements ..........................        686         640
                                                   --------    --------
                                                     16,394      15,440
Less:  Accumulated depreciation and
  amortization .................................     (9,742)     (8,609)
                                                   --------    --------
                                                   $  6,652    $  6,831
                                                   ========    ========

Note 4 - Debt

     On March 20, 2002 the Company entered into a credit agreement with Commerce Bank, N.A. for a $19,500 credit facility, comprised of (i) a $7,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003, (ii) a $9,000 term loan which bore interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants and (iii) a $3,500 mortgage loan bearing interest at 7.5%.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The initial maturity date of the line of credit with Commerce Bank was March 20, 2004. The term loan requires equal monthly principal payments of $187 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     In November 2003, the Company's credit agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning November 1, 2003, the revolving line of credit bore interest at the prime rate plus 1.5%, with a floor of 5.5% (5.5% at December 31, 2003), and the term loan bore interest at a fixed rate of 7.5%. Beginning December 1, 2003, the term loan required equal monthly principal payments of $193 plus interest with a final payment on April 1, 2006 of all remaining unpaid principal and interest.

     At March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, the Company was unable to meet one of its financial covenants required under its credit agreement with Commerce Bank, which non-compliance was waived by the Bank effective as of each such date.

     In March 2004, the Company's credit agreement with Commerce Bank was amended to (i) extend the maturity date of the line of credit until April 1, 2005, (ii) reduce the maximum amount that may be borrowed under the line of credit to $6,000, (iii) suspend the applicability of the cash flow coverage ratio covenant until March 31, 2005, (iv) impose a new financial covenant requiring the Company to achieve certain levels of consolidated pre-tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2004, and (v) require that the Company make a prepayment against its outstanding term loan to the Bank equal to 100% of the amount of any prepayment received by the Company on its outstanding note receivable from a customer, up to a maximum amount of $500.

     The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Long-term debt consists of the following:

                               December 31,
                           --------------------
                             2003       2002
                           --------    --------
Revolving Line of Credit.. $  4,136    $  5,650
Term Loan ................    5,245       7,313
Mortgage loan ............    3,092       3,325
Capital leases (Note 5) ..      473         622
                           --------    --------
                             12,946      16,910
Less:  Current portion ...   (3,201)     (2,632)
                           --------    --------
                           $  9,745    $ 14,278
                           ========    ========

     Annual maturities of long-term debt at December 31, 2003 are:

2004 ...........   $ 3,201
2005 ...........     6,845
2006 ...........       509
2007 ...........       233
2008 ...........       233
Thereafter .....     1,925
                   -------
                   $12,946
                   =======

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

     The average amount outstanding on the Company's line of credit during 2003 and 2002 was $5,269 and $3,208, respectively. The maximum amount outstanding on the line of credit during 2003 and 2002 was $6,171 and $5,650, respectively. The weighted average interest rate at December 31, 2003, 2002 and 2001 was 5.0%, 5.0% and 7.02%, respectively.


Note 5 - Commitments and Contingencies

Leases

     The Company leases certain factory office and automotive equipment under noncancellable operating leases and equipment under capital leases expiring at various dates through December, 2006.

     Future minimum rental payments, required for all noncancellable leases are as follows:

                                    Capital  Operating
                                    -------  ---------
2004 ................................. $191   $ 89
2005 .................................  186     31
2006 .................................  157     --
2007 .................................   --     --
2008 .................................   --     --
Thereafter ...........................   --     --
                                       ----   ----
Total future minimum lease payments ..  534   $120
                                              ====
Less:  amounts representing interest..   61
                                       ----
Present value of minimum lease
 payments............................ $ 473
                                      =====

     Property, plant and equipment included capitalized leases of $2,552 at December 31, 2003 and 2002, less accumulated amortization of $1,992 and $1,786 at December 31, 2003 and 2002, respectively.

     Rent expense was $182, $155 and $111 for the years ended December 31, 2003, 2002 and 2001, respectively.

Litigation

     The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Note 6 - Benefit Plans

Defined Contribution Plan

     The Company has a defined contribution plan covering all full time non-union employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee's salary deferral. The Company's contributions to this plan were $194, $213, and $208 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

                                                   December 31,
                                               ------------------------
        Components of net periodic pension
          cost:                                2003     2002       2001
                                               ----     ----       ----
        Service cost .......................   $ 124    $ 137    $ 155
        Interest cost ......................     139      127      116
        Actual return on plan assets .......    (125)    (124)    (105)
        Recognized net actuarial (gain)
          loss .............................      53       29       27
                                               -----    -----    -----
        Net periodic pension cost ..........   $ 191    $ 169    $ 193
                                               =====    =====    =====

     The funded status of the plan and the amounts recorded in the Company's consolidated balance sheets are as follows:

                                                         December 31,
                                                       -------------------
                                                        2003       2002
                                                       -------    -------
      Change in benefit obligation:
      Benefit obligation at beginning of year ......   $ 2,005    $ 1,905
      Service cost .................................       124        137
      Interest cost ................................       139        127
      Actuarial (gain) loss ........................       (12)       (64)
      Benefits paid ................................      (236)      (100)
                                                       -------    -------
      Benefit obligation at end of year ............     2,020      2,005
                                                       -------    -------

      Change in plan assets:
      Fair value of plan assets at beginning of
        year .......................................     1,751      1,575
      Actual return on plan assets .................       303       (203)
      Employer contribution ........................       198        479
      Benefits paid ................................      (236)      (100)
                                                       -------    -------
      Fair value of plan assets at end of year .....     2,016      1,751
                                                       -------    -------

      Funded status ................................        (4)      (254)
      Unrecognized net actuarial loss ..............       624        919
      Unrecognized net transition liability ........        11        (40)
      Amount reflected in other comprehensive
        income .....................................        --       (821)
                                                       -------    -------
      Prepaid (accrued) benefit cost ...............   $   631    $  (196)
                                                       =======    =======

Key economic assumptions used in these determinations were:

                                                               December 31,
                                                           ---------------------
                                                             2003          2002
                                                           --------      -------
         Discount rate....................................   7.0%          7.0%
         Expected long-term rate of return................   7.0%          7.0%

The Company's plan asset allocation at the end of 2003 and 2002 and target allocations for 2004 are as follows:

         Security Type         Percentage of Plan Assets     Target Allocation
         -------------         -------------------------     -----------------
                                  2003            2002              2004
                                  ----            ----              ----
         Cash Equivalents           2%             53%                 -
         Equity Securities         65%             22%                65%
         Debt Securities           33%             25%                35%
                               ------------    ------------- -------------------
         Total Plan Assets        100%             100%              100%
                               ============    ============= ===================

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


     The Company's investment policy is to invest in stock and balanced funds of mutual fund and insurance companies to preserve principal while at the same time establish a minimum rate of return of approximately 5%. No more than one-third of the total plan assets is placed in any one fund.

     The expected long-term rate-of-return-on-assets is 7%. This return is based upon the historical performance of the currently invested funds.

     The benefits expected to be paid for each of the next five years and in the aggregate for the following five years are:

                2004            $53,000
                2005             57,000
                2006             72,000
                2007             81,000
                2008            108,000
                2009-2013       756,000

     The expected contribution to be made during 2004 is $289,000.

     The Company recorded a recognized prepaid benefit cost of $508 and an unrecognized pension expense of $508, net of tax as an accumulated other comprehensive loss adjustment to stockholders' equity in 2003 and 2002 respectively. This amount represents a portion of the recognized prepaid benefit cost and the unrecognized net actuarial loss for the years ending December 31, 2003 and 2002, respectively.

Note 7 - Related Party Transactions

     On January 1, 1995, the Company entered into a consulting and non-competition agreement with a director, who is also the largest stockholder. Under the agreement, the director provides consulting services on various operational and financial issues and is currently paid at an annual rate of $152 but in no event is such annual rate permitted to exceed $200. The director also agreed to keep all Company information confidential and will not compete directly or indirectly with the Company for the term of the agreement and for a period of two years thereafter. The initial term of this Agreement expires on December 31, 2004 and automatically renews thereafter for successive one-year terms (subject to termination at the end of the initial term or any renewal term on at least 90 days' notice).

     As of December 31, 2003, the Chief Executive Officer was indebted to the Company in the amount of $201, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in prepaid and other current assets at December 31, 2003 and 2002.

     The President of the Company lent the Company 100% of the purchase price of certain used equipment purchased by the Company in October through November of 2003. The equipment was purchased at a substantial discount to market price and the Company has sold and will resell the equipment. While the aggregate cost to purchase all of the equipment was approximately $950, the maximum amount of indebtedness outstanding to the President at any one time during the 2003 fiscal year was $810. At December 31, 2003, the remaining outstanding balance due to the President was $618 and was included in other accrued expenses. The President made the loan to the Company on a non-recourse basis, secured solely by a security interest in the equipment purchased by the Company and the proceeds resulting from the sale of the equipment. In consideration for the extension of credit on a non-recourse basis, the President will receive from the Company interest on the outstanding balance at the margin interest rate he incurs for borrowing the funds from his lenders (approximately 4.76% as of December 31, 2003) plus 25% of the gross profit derived from the Company's resale of such equipment, which amounts will not be paid to the President until the outstanding balance of the indebtedness has been paid in full. During 2003, accrued interest on the loan payable to the President was $5, and the share of gross profit payable to the President was $39.

     In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC ("NetLinc") and a 35% minority interest in Blonder Tongue Telephone, LLC ("BTT"). During September, 2003, the parties restructured the terms of their business arrangement which included increasing Blonder Tongue's economic ownership in NetLinc from 20% to 50% and in BTT from 35% to 50%, all at no additional cost to Blonder Tongue. The cash portion of the purchase price in the venture was decreased from $3,500 to $1,167, and was paid in full by the Company to BTT in October,

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


2003. As the non-cash component of the purchase price, the Company issued 500 shares of Common Stock to BTT, resulting in BTT becoming the owner of greater than 5% of the outstanding Common Stock of the Company. The Company will receive preferential distributions equal to the $1,167 cash component of the purchase price from the cash flows of BTT. One-half of such Common Stock (250 shares) has been pledged to the Company as collateral to secure BTT's obligation. Under the restructured arrangement, the Company pays certain future royalties to NetLinc and BTT upon the sale of telephony products. During 2003, the total accrued royalties to NetLinc and BTT were $14 and $22, respectively, which will be paid to them by the Company in 2004. In addition, during 2003 the Company paid certain expenses of BTT totaling approximately $95. Through this telephony venture, BTT offers primary voice service to MDUs and the Company offers for sale a line of telephony equipment to complement the voice service.

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

     Credit risk with respect to trade accounts receivable is concentrated with five of the Company's customers. These customers accounted for approximately 40% and 52% of the Company's outstanding trade accounts receivable at December 31, 2003 and 2002, respectively. These customers are distributors of telecommunications and private cable television components, and providers of franchise and private cable television service. The Company performs ongoing credit evaluations of its customers' financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company's operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

     For the year ended December 31, 2003, the Company's largest customer accounted for approximately 21% of the Company's sales. This customer also accounted for approximately 20% of the Company's sales in 2002 and for approximately 14% of the Company's sales in 2001. At December 31, 2003, this customer accounted for approximately 15% of the Company's outstanding trade accounts receivable. At December 31, 2003, one other customer accounted for 11% of the Company's outstanding trade accounts receivable. Management believes these amounts to be collectible.

Note 9 - Stockholders' Equity

     On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock. The stock repurchase was funded by a combination of the Company's cash on hand and borrowings against its revolving line of credit. The Company repurchased 70 and 48 shares during 2003 and 2002, respectively.

Note 10 - Earnings (loss) Per Share

     Basic and diluted earnings (loss) per share for each of the three years ended December 31, 2003, 2002 and 2001 are calculated as follows:

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


                                           Net
                                       Income (Loss)   Shares        Per Share
                                       (Numerator)   (Denominator)     Amount
                                       -----------   -------------     ------
For the year ended December 31, 2003:
   Basic and Diluted loss per share...  $(2,749)        7,654         $(0.36)
                                        =======       =======         ======
For the year ended December 31, 2002:
   Basic and Diluted loss per share...  $(6,457)        7,604         $(0.84)
                                        =======       =======         ======
For the year ended December 31, 2001:
   Basic earnings per share ........... $ 1,217         7,613         $ 0.16
   Effect of assumed conversion of
   employee stock options .............      --            24             --
                                        -------       -------         ------
   Diluted earnings per share ......... $ 1,217         7,637         $ 0.16
                                        =======       =======         ======

     The diluted share base excludes incremental shares of 1,231, 1,301 and 888 related to stock options for December 31, 2003, 2002 and 2001, respectively. These shares were excluded due to their antidilutive effect.

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

     In May, 1998, the stockholders of the Company approved the Amended and Restated 1996 Director Option Plan (the "Amended 1996 Plan"). Under the plan, Directors who are not currently employed by the Company or any subsidiary of the Company and have not been so employed within the preceding six months are eligible to receive options from time to time to purchase the number of shares of Common Stock determined by the

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)



Board in its discretion; provided, however, that no Director is permitted to receive options to purchase more than 5 shares of Common Stock in any one calendar year. The exercise price for such shares is the fair market value thereof on the date of grant, and the options vest as determined in each case by the Board of Directors. Options granted under the Amended 1996 Plan must be exercised within 10 years from the date of grant. A maximum of 200 shares of Common Stock are subject to issuance under the Amended 1996 Plan, as amended. The plan is administered by the Board of Directors.

     In 1996, the Board of Directors granted a non-plan, non-qualified option for 10 shares to an individual, who was not an employee or director of the Company at the time of the grant. The option was originally exercisable at $10.25 per share and expires in 2006. This option was repriced to $6.88 per share on September 17, 1998.

     The following tables summarize information about stock options outstanding for each of the three years ended December 31, 2001, 2002 and 2003:


                                         Weighted-
                                          Average                   Weighted-Average                  Weighted-Average
                               1994       Exercise      1995           Exercise          1996            Exercise
                             Plan (#)    Price ($)      Plan (#)      Price ($)         Plan (#)         Price ($)
                           ---------------------------------------------------------------------------------------------
Shares under option:
Outstanding at
      January 1, 2001            88          5.93           729             6.94             54              6.90
      Granted                    34          2.88           130             2.95             20              2.88
      Exercised                   -             -             -                -              -                 -
      Forfeited                 (35)         9.19           (92)            7.72              -                 -
Outstanding at
      December 31, 2001          87          3.42           767             6.18             74              5.80
      Granted                     -             -           302             3.42             20              3.40
      Exercised                  (1)         2.88             -                -              -                 -
      Forfeited                  (6)         3.16           (30)            6.70              -                 -
Outstanding at
      December 31, 2002          80          3.45         1,039             5.36             94              5.29
      Granted                     -             -             -                -             20              2.05
      Exercised                   -             -             -                -              -                 -
      Forfeited                   -             -           (12)            4.56              -                 -
Options outstanding at
December 31, 2003                80          3.45         1,027             5.37            114              4.70
Options exercisable
at December 31, 2003             72          3.50           762             5.96             94              5.27

Weighted-average fair
value of options granted
during:  2001                 $2.22                       $2.28                           $2.22
         2002                     -                       $2.70                           $2.60
         2003                     -                           -                           $2.05


     Total options available for grant were 181 and 68 at December 31, 2003 and December 31, 2002, respectively.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


                              Options Outstanding                                        Options Exercisable
                     ---------------------------------------                      ----------------------------------

   Range of          Number of Options    Weighted-Average     Weighted-Average      Number       Weighted-Average
   Exercise            Outstanding at         Remaining         Exercise Price     Exercisable     Exercise Price
  Prices ($)              12/31/03        Contractual Life           ($)           at 12/31/03           ($)
----------------   ---------------------  ------------------  -----------------  -----------------  -------------
1994 Plan:
   2.57 to 2.88              49                    3.6                  2.73              41               2.70
           4.33              28                    1.4                  4.33              28               4.33
           6.88               3                    2.9                  6.88               3               6.88
                      ----------------                                            ----------------
   2.57 to 6.88              80                    2.8                  3.45              72               3.51
                      ================                                            ================
1995 Plan:
   2.79 to 3.19             122                    7.2                  2.90              80               2.90
   3.43 to 3.64             302                    8.2                  3.44             104               3.44
   5.88 to 6.75             155                    6.3                  6.64             155               6.64
   6.88 to 7.38             443                    3.3                  6.89             418               6.89
           8.63               5                    5.7                  8.63               5               8.63
                      ----------------                                            ----------------
                          1,027                    5.7                  5.37             762               5.96
                      ================                                            ================

1996 Plan:
   2.05 to 2.88              40                    8.3                  2.46              20               2.88
           3.40              20                    8.1                  3.40              20               3.40
           6.53               8                    5.5                  6.53               8               6.53
   6.88 to 7.03              45                    5.0                  6.95              45               6.95
           8.50               1                     .5                  8.50               1               8.50
                      ----------------                                            ----------------
                            114                    6.7                  4.70              94               5.27
                      ================                                            ================


Note 12 - Income Taxes

     The following summarizes the provision (benefit) for income taxes:

                                         Year Ended December 31,
                                        ----------------------
                                        2003     2002     2001
                                        ----     ----     ----

Current:
   Federal............................ $(691)   $ (56)   $ 660
   State and local ...................    --      (31)      40
                                       -----    -----    -----
                                        (691)     (87)     700
Deferred:
   Federal ...........................  (655)     275        3
   State and local ...................    --       33        1
                                       -----    -----    -----
                                        (655)     308        4
Valuation allowance ..................   655       --       --
                                       -----    -----    -----
Provision (benefit) for income taxes.. $(691)   $ 221    $ 704
                                       =====    =====    =====

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

     The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:


                                                                        Year Ended December 31,
                                                                     -----------------------------

                                                                      2003       2002       2001
                                                                     -------    -------    -------
Provision (benefit) for Federal income taxes at the
  statutory rate .................................................   $(1,170)   $   221    $   653
State and local income taxes, net of Federal benefit .............      (159)        46         26
Adjustment of prior year's accruals ..............................        --        (55)        --
Other, net .......................................................       (17)         9         25
Change in valuation allowance ....................................       655         --         --
                                                                     -------    -------    -------
Provision (benefit) for income taxes .............................   $  (691)   $   221    $   704
                                                                     =======    =======    =======

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                        December 31,
                                      ------------------
                                       2003       2002
                                      -------    -------
Deferred tax assets:
   Allowance for doubtful accounts... $   453    $   385
   Inventory ........................   1,642      1,289
   Other ............................     185        184
   Other - Long Term ................      96        409
   Other - Goodwill .................   3,357      3,723
   Net operating loss carry forward..     273         --
                                      -------    -------
     Total deferred tax assets ......   6,006      5,990
                                      -------    -------
Deferred tax liabilities:
   Depreciation .....................    (169)      (221)
                                      -------    -------
     Total deferred tax
       liabilities ..................    (169)      (221)
                                      -------    -------
                                        5,837      5,769
Less valuation allowance ............     655         --
                                      -------    -------
Net ................................. $ 5,182    $ 5,769
                                      =======    =======

     The Company has recorded $5,182 of deferred tax benefits since it projects recovering these benefits over the next three to five years. A valuation allowance has been recorded against the balance of the deferred tax benefits since management does not believe the realization of these benefits is more likely than not.

Note 13 - Acquisition (Subscribers and passings in whole numbers)

     During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit cable television systems (the "Systems") owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, 90% of the outstanding capital stock of which is owned by the Company, acquired the Systems, which are comprised of approximately 3,070 existing MDU cable television subscribers and approximately 7,520 passings. BDR Broadband paid approximately $1,880 for the Systems, subject to adjustment, which constitutes a purchase price of $.575 per subscriber. The final closing date for the transaction was on October 1, 2002. The Systems were cash flow positive beginning in the first year. To date, the Systems have been upgraded with approximately $890 of interdiction and other products of the Company. It is planned that the Systems will be upgraded with approximately $500 of additional interdiction and other products of the Company over the course of operation. During July 2003, the Company purchased the 10% interest in BDR Broadband that had been originally owned by Paradigm Capital Investments, LLC, for an aggregate purchase price of $35, resulting in an increase in the Company's stake in BDR Broadband from 80% to 90%.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

     The purchase price was allocated $1,524 to rights-of-entry and $391 to fixed assets. The rights-of-entry will be amortized over a five year period.

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

     As a result of NetLinc's inability to retain a contract manufacturer to manufacture and supply the products in a timely and consistent manner in accordance with the requisite specifications, in September, 2003 the parties agreed to restructure the terms of their business arrangement entered into in March, 2003. The restructured business arrangement was accomplished by amending certain of the agreements previously entered into and entering into certain new agreements. Some of the principal terms of the restructured arrangement include increasing the Company's economic ownership in NetLinc from 20% to 50% and in BTT from 35% to 50%, all at no additional cost to the Company. The cash portion of the purchase price in the venture was decreased from $3,500 to $1,167 and the then outstanding balance of $342 was paid in installments of $50 per week until it was paid in full in October, 2003. BTT has an obligation to redeem the $1,167 cash component of the purchase price to the Company via preferential distributions of cash flow under BTT's limited liability company operating agreement. In addition, of the 500 shares of common stock issued to BTT as the non-cash component of the purchase price (fair valued at $1,030), one-half (250 shares) have been pledged to the Company as collateral. Under the restructured arrangement, the Company can purchase similar telephony products directly from third party suppliers other than NetLinc and, in connection therewith, the Company would pay certain future royalties to NetLinc and BTT from the sale of these products by the Company. While the distributorship agreements among NetLinc, BTT and the Company have not been terminated, the Company does not anticipate purchasing products from NetLinc in the near term. NetLinc, however, continues to own intellectual property, which may be further developed and used in the future to manufacture and sell telephony products under the distributorship agreements.

Note 14 - Notes Receivable

     During September 2002, the Company sold inventory at a cost of approximately $1,447 to a private cable operator for approximately $1,929 in exchange for which the Company received notes receivable in the principal amount of approximately $1,929. The notes are payable by the customer in 48 monthly principal and interest (at 11.5%) installments of approximately $51 commencing January 1, 2003. The customer's payment obligations under the notes are collateralized by purchase money liens on the inventory sold and blanket second liens on all other assets of the customer. The Company has recorded the notes receivable at the inventory cost and will not recognize any revenue or gross profit on the transaction until a substantial amount of the cost has been recovered, and collectibility is assured. The Company collected $612 during 2003 and recorded the receipts as a reduction in the note receivable balance. The balance of the notes are expected to be collected during 2004 and approximately $482 of gross margin and $268 of interest income is expected to be recognized.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


Note 15 - Quarterly Financial Information - Unaudited

                                              2003 Quarters                             2002 Quarters
                                              -------------                          ------------------
                                  First    Second    Third     Fourth        First    Second    Third     Fourth
                                ------------------------------------------------------------------------------------
Net sales.......................   $8,602   $8,534    $9,195    $9,106      $10,890   $11,257  $13,171   $11,633
Gross profit (1)................    2,159    2,675     2,965     1,690        3,316     3,051    3,777     2,612
Net earnings (loss).............     (758)    (390)      (65)   (1,536)      (6,703)       33      536      (323)
Basic earnings (loss) per share.    (0.10)   (0.05)    (0.01)    (0.20)       (0.88)      .01      .07      (.04)
Diluted earnings (loss) per
share...........................    (0.10)   (0.05)    (0.01)    (0.20)       (0.88)      .01      .07      (.04)


(1) During the fourth quarter management did a thorough review of all of the Company's inventory categories. As a result, the Company recorded an increase for excess inventory of $1,576.

               Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:



The audits referred to in our report dated February 27, 2004, except for note 4 for which the date is March 29, 2004, relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey


February 27, 2004

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
           SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              for the years ended December 31, 2003, 2002 and 2001
                             (Dollars in thousands)


               Column A                      Column B                Column C             Column D         Column E
               --------                      --------                --------             --------         --------
                                                                    Additions

                                            Balance at          Charged    Charged
        Allowance for Doubtful               Beginning           to        to Other      Deductions       Balance at
               Accounts                       of Year           Expenses   Accounts      Write-Offs      End of Year
               --------                       -------           --------   --------      ----------      -----------
Year ended December 31, 2003:                  $715             $360         $117          ---              $1,192
Year ended December 31, 2002:                 $1,833            $180          ---      ($1,298)(1)            $715
Year ended December 31, 2001:                 $1,424            $409          ---          ---              $1,833

          Inventory Reserve
          -----------------
Year ended December 31, 2003:                 $2,443           $1,576         ---       ($547)(2)           $3,472
Year ended December 31, 2002:                 $1,943            $500          ---          ---              $2,443
Year ended December 31, 2001:                 $1,403            $540          ---          ---              $1,943


(1) Write off of uncollectible accounts. (2) Disposal of fully reserved inventory.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLONDER TONGUE LABORATORIES, INC.


Date:  March 30, 2004                   By:  /S/ JAMES A. LUKSCH
                                             -----------------------------------
                                             James A. Luksch
                                             Chief Executive Officer

                                        By:  /S/ ERIC SKOLNIK
                                             -----------------------------------
                                             Eric Skolnik
                                             Senior Vice President and Chief
                                                Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                     Title                              Date
----                                     -----                              ----


 /S/ JAMES A. LUKSCH       Director and Chief Executive           March 30, 2004
------------------------   Officer (Principal Executive Officer)
James A. Luksch


 /S/ ERIC SKOLNIK          Senior Vice President and Chief        March 30, 2004
------------------------   Financial Officer (Principal
Eric Skolnik               Financial Officer and Principal
                           Accounting Officer)


 /S/ ROBERT J. PALLE, JR.  Director, President, Chief             March 30, 2004
------------------------   Operating Officer and Secretary
Robert J. Palle, Jr.


 /S/ JOHN E. DWIGHT        Director                               March 30, 2004
------------------------
John E. Dwight


 /S/ JAMES H. WILLIAMS     Director                               March 30, 2004
------------------------
James H. Williams


 /S/ JAMES F. WILLIAMS     Director                               March 30, 2004
------------------------
James F. Williams

 /S/ ROBERT B. MAYER       Director
------------------------
Robert B. Mayer                                                   March 30, 2004


 /S/ GARY P. SCHARMETT     Director                               March 30, 2004
------------------------
Gary P. Scharmett


 /S/ ROBERT E. HEATON      Director                               March 30, 2004
------------------------
Robert E.  Heaton