Form 10-Q
period 2004-03-31
BLONDER TONGUE LABORATORIES INC
filed 2004-05-17
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004,

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

Yes     No  X
   ----   ----

Number of shares of common stock, par value $.001, outstanding as of May 14, 2004: 8,002,406

                      The Exhibit Index appears on page 16.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                            (unaudited)
                                                                            -----------
                                                                             March 31   December 31
                                                                               2004        2003
                                                                             --------    --------
              Assets (Note 5)
Current assets:
     Cash ................................................................   $    113    $    195
     Accounts receivable, net of allowance for doubtful
     accounts of $1,257 and $1,192 respectively ..........................      5,592       5,682
     Inventories, net (Note 4) ...........................................     21,465      20,588
     Notes receivable (Note 7) ...........................................        454         627
     Income tax receivable ...............................................        307         679
     Prepaid benefit costs ...............................................        631         631
     Prepaid and other current assets ....................................      1,000         695
     Deferred income taxes ...............................................      2,279       2,279
                                                                             --------    --------
         Total current assets ............................................     31,841      31,376
Notes receivable (Note 7) ................................................         --         216
Property, plant and equipment, net of accumulated
    depreciation and amortization ........................................      6,485       6,652
Patents, net .............................................................      2,533       2,649
Rights-of-Entry, net (Note 6) ............................................      1,230       1,300
Other assets, net ........................................................        807         851
Investment in Blonder Tongue Telephone LLC (Note 6) ......................      2,043       2,043
Deferred income taxes ....................................................      2,903       2,903
                                                                             --------    --------
                                                                             $ 47,842    $ 47,990
                                                                             ========    ========
              Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt (Note 5) ..........................   $  3,213    $  3,201
     Accounts payable ....................................................      2,116       1,676
     Accrued compensation ................................................      1,098         560
     Other accrued expenses (Note 8) .....................................      1,351         868
                                                                             --------    --------
         Total current liabilities .......................................      7,778       6,305
                                                                             --------    --------
Long-term debt (Note 5) ..................................................      8,501       9,745
Stockholders' equity:
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding ...............................................         --          --
     Common stock, $.001 par value; authorized 25,000 shares, 8,445 shares
     Issued ..............................................................          8           8
     Paid-in capital .....................................................     24,165      24,145
     Retained earnings ...................................................     12,845      13,242
     Treasury stock, at cost, 449 shares .................................     (5,455)     (5,455)
                                                                             --------    --------
         Total stockholders' equity ......................................     31,563      31,940
                                                                             --------    --------
                                                                             $ 47,842    $ 47,990
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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         2004       2003
                                                        -------    -------

Net sales ...........................................   $ 8,529    $ 8,602
Cost of goods sold ..................................     5,588      6,443
                                                        -------    -------
    Gross profit ....................................     2,941      2,159
                                                        -------    -------
Operating expenses:
    Selling .........................................     1,045        998
    General and administrative ......................     1,607      1,564
    Research and development ........................       411        548
                                                        -------    -------
                                                          3,063      3,110
                                                        -------    -------
Loss from operations ................................      (122)      (951)
                                                        -------    -------

    Interest expense ................................      (275)      (273)
                                                        -------    -------

Loss before income taxes ............................      (397)    (1,224)
Benefit for income taxes ............................        --       (466)
                                                        -------    -------
Net loss ............................................   $  (397)   $  (758)
                                                        =======    =======
Basic and diluted loss per share ....................   $ (0.05)   $ (0.10)
                                                        =======    =======
Basic and diluted weighted average shares outstanding     7,997      7,539
                                                        =======    =======


          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                       ------------------
                                                                         2004      2003
                                                                       -------    -------
Cash Flows From Operating Activities:
     Net loss ......................................................   $  (397)   $  (758)
     Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:
       Depreciation ................................................       264        285
       Amortization ................................................       186        191
       Allowance for doubtful accounts .............................        90         90
       Deferred income taxes .......................................        --         10
       Changes in operating assets and liabilities:
         Accounts receivable .......................................        --       (417)
         Inventories ...............................................      (877)     1,126
         Other current assets ......................................      (305)        36
         Other assets ..............................................        43          3
         Income taxes ..............................................       372       (191)
         Accounts payable, accrued compensation and accrued expenses     1,462        484
                                                                       -------    -------
         Net cash provided by operating activities .................       838        859
                                                                       -------    -------
Cash Flows From Investing Activities:
     Capital expenditures ..........................................       (97)      (323)
     Collection of note receivable .................................       389        162
     Investment in Blonder Tongue Telephone, LLC ...................        --       (200)
     Acquisition of rights-of-entry ................................        --       (150)
                                                                       -------    -------
     Net cash provided by (used in) investing activities ...........       292       (511)
                                                                       -------    -------
Cash Flows From Financing Activities:
     Borrowings of long-term debt ..................................     2,945      2,430
     Repayments of long-term debt ..................................    (4,177)    (2,935)
     Proceeds from exercise of stock options .......................        20         --
     Acquisition of treasury stock .................................        --        (69)
                                                                       -------    -------
           Net cash used in financing activities ...................    (1,212)      (574)
                                                                       -------    -------
Net decrease in cash ...............................................       (82)      (226)
Cash, beginning of period ..........................................       195        258
                                                                       -------    -------
Cash, end of period ................................................   $   113    $    32
                                                                       =======    =======
Supplemental Cash Flow Information:
     Cash paid for interest ........................................   $   278    $   187
     Cash paid for income taxes ....................................        --         --
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

     The results for the first quarter of 2004 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at March 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the year ended December 31, 2003.

Note 2 - New Accounting Pronouncements

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

Note 3 - Stock Options

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and net (loss) income per common share as if compensation cost for stock options granted under the plans, if applicable, had been determined in accordance with the fair value based method prescribed in FAS
123. The Company does not plan to adopt the fair value based method prescribed by FAS 123.

     The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model. No options were granted during either of the three months ended March 31, 2004 or 2003.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

     Under accounting provisions of FAS 123, the Company's net loss to common shareholders and net loss per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):


                                                          Three Months
                                                         Ended March 31
                                                         ----------------
                                                          2004     2003
                                                         ------   ------
Net loss as reported .................................   $ (397)   $(758)
Adjustment for fair value of stock options,
  net of tax .........................................       41       78
                                                         ------   ------
     Pro forma .......................................   $ (438)   ($836)
                                                         ======   ======
Net loss per share basic and diluted:
     As reported .....................................   $(0.05)  $(0.10)
                                                         ======   ======
     Pro forma .......................................   $(0.06)  $(0.11)
                                                         ======   ======

Note 4 - Inventories

         Inventories net of reserves are summarized as follows:

                                    March 31,    Dec. 31,
                                      2004        2003
                                    --------    --------
Raw Materials ...................   $ 11,451    $ 11,379
Work in process .................      1,327       1,746
Finished Goods ..................     12,159      10,935
                                    --------    --------
..................................     24,937      24,060
Less Reserve for excess
  inventory .....................     (3,472)     (3,472)
                                    --------    --------
                                    $ 21,465    $ 20,588
                                    ========    ========

Note 5 - Debt

     On March 20, 2002 the Company entered into a credit agreement with Commerce Bank, N.A. for a $19,500 credit facility, comprised of (i) a $7,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003, (ii) a $9,000 term loan which bore interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants and (iii) a $3,500 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The initial maturity date of the line of credit with Commerce Bank was March 20, 2004. The term loan required equal monthly principal payments of $187 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     In November 2003, the Company's credit agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning November 1, 2003, the revolving line of credit began to accrue interest at the prime rate plus 1.5%, with a floor of 5.5% (5.5% at March 31, 2004), and the term loan began to accrue interest at a fixed rate of 7.5%. Beginning December 1, 2003, the term loan requires equal monthly principal payments of $193 plus interest with a final payment on April 1, 2006 of all remaining unpaid principal and interest.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

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

Note 6 - Acquisition (Subscribers and passings in whole numbers)

     During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit ("MDU") cable television systems (the "Systems") owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, LLC ("BDR Broadband"), 90% of the outstanding capital stock of which is owned by the Company, acquired the Systems, which are comprised of approximately 3,070 existing MDU cable television subscribers and approximately 7,520 passings. BDR Broadband paid approximately $1,880 for the Systems, subject to adjustment, which constitutes a purchase price of $.575 per subscriber. The final closing date for the transaction was on October 1, 2002. The Systems were cash flow positive beginning in the first year. To date, the Systems have been upgraded with approximately $890 of interdiction and other products of the Company. It is planned that the Systems will be upgraded with approximately $500 of additional interdiction and other products of the Company over the course of operation. During July 2003, the Company purchased the 10% interest in BDR Broadband that had been originally owned by Paradigm Capital Investments, LLC, for an aggregate purchase price of $35, resulting in an increase in the Company's stake in BDR Broadband from 80% to 90%.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

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

Note 7 - Notes Receivable

     During September 2002, the Company sold inventory at a cost of approximately $1,447 to a private cable operator for approximately $1,929 in exchange for which the Company received notes receivable in the principal amount of approximately $1,929. The notes are payable by the customer in 48 monthly principal and interest (at 11.5%) installments of approximately $51 commencing January 1, 2003. The customer's payment obligations under the notes are collateralized by purchase money liens on the inventory sold and blanket second liens on all other assets of the customer. The Company has recorded the notes receivable at the inventory cost and will not recognize any revenue or gross profit on the transaction until a substantial amount of the cost has been recovered, and collectibility is assured. The Company collected $389 during the first quarter of 2004 and recorded the receipts as a reduction in the note receivable balance. The balance of the notes are expected to be collected during 2004 and approximately $482 of gross margin and $268 of interest income is expected to be recognized.

Note 8 - Related Party Transactions

     The President of the Company lent the Company 100% of the purchase price of certain used-equipment inventory purchased by the Company in October through November of 2003. The inventory was purchased at a substantial discount to market price. While the aggregate cost to purchase all of the inventory was approximately $950, the maximum amount of indebtedness outstanding to the President at any one time during the first quarter of 2004 was $675. At March 31, 2004, the remaining outstanding balance due to the President was $518 and was included in other accrued expenses. The President made the loan to the Company on a non-recourse basis, secured solely by a security interest in the inventory purchased by the Company and the proceeds resulting from the sale of the inventory. In consideration for the extension of credit on a non-recourse basis, the President will receive from the Company interest on the outstanding balance at the margin interest rate he incurs for borrowing the funds from his lenders (approximately 3.97% as of March 31, 2004) plus 25% of the gross profit derived from the Company's resale of such inventory, which amounts will not be paid to the President until the outstanding balance of the indebtedness has been paid in full. Through March 31, 2004, accrued interest on the loan payable to the President was $10, and the share of gross profit payable to the President was $88.

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

BTT from 35% to 50%, all at no additional cost to Blonder Tongue. The cash portion of the purchase price in the venture was decreased from $3,500 to $1,167, and was paid in full by the Company to BTT in October, 2003. As the non-cash component of the purchase price, the Company issued 500 shares of Common Stock to BTT, resulting in BTT becoming the owner of greater than 5% of the outstanding Common Stock of the Company. The Company will receive preferential distributions equal to the $1,167 cash component of the purchase price from the cash flows of BTT. One-half of such Common Stock (250 shares) has been pledged to the Company as collateral to secure BTT's obligation. Under the restructured arrangement, the Company pays certain future royalties to NetLinc and BTT upon the sale of telephony products. During 2003, the total accrued royalties to NetLinc and BTT were $14 and $22, respectively, which will be paid to them by the Company in 2004. In addition, during 2003 the Company paid certain expenses of BTT totaling approximately $95. Through this telephony venture, BTT offers primary voice service to MDUs and the Company offers for sale a line of telephony equipment to complement the voice service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (See Item 1 - Business; Item 3
- Legal Proceedings; and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     The Company believes that similar opportunities currently exist to acquire additional rights-of-entry for multiple dwelling unit cable television systems at historically low prices. The Company also believes that the model it devised for acquiring and operating the Systems will be successful and can be replicated for other transactions with the same or new venture partners. While the Company is not actively seeking opportunities to acquire additional rights-of-entry at the present time, if such opportunities arise, the Company would evaluate and consider them. Given that financing may not be available on acceptable terms or at all, even if attractive opportunities arise, the Company may be unable to pursue these opportunities.

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

First three months of 2004 Compared with first three months of 2003

     Net Sales. Net sales decreased $73,000 or 0.9% to $8,529,000 in the first three months of 2004 from $8,602,000 in the first three months of 2003. The decrease in sales is primarily attributed to a decrease in capital spending by cable system operators and weak overall economic conditions. As a result, the Company experienced lower interdiction and digital product sales. Net sales included approximately $677,000 and $1,190,000 of interdiction and digital equipment for the first three months of 2004 compared to approximately $775,000 and $1,336,000 for the first three months of 2003. Included in net sales are revenues from BDR Broadband of $346,000 and $202,000 for the first three months of 2004 and 2003, respectively.

     Cost of Goods Sold. Cost of goods sold decreased to $5,588,000 for the first three months of 2004 from $6,443,000 for the first three months of 2003, primarily due to decreased volume, and decreased as a percentage of sales to 65.5% from 74.9%. The decrease as a percentage of sales was caused primarily by a higher portion of sales during the period being comprised of higher margin product.

     Selling Expenses. Selling expenses increased to $1,045,000 for the first three months of 2004 from $998,000 in the first three months of 2003 and increased as a percentage of sales to 12.3% for the first three months of 2004 from 11.6% for the first three months of 2003. This $47,000 increase is primarily attributable to a increase in wages and fringe benefits of $64,000 due to an increase in headcount, offset by a reduction in freight of $24,000 and commissions of $17,000 due to reduced sales levels.

     General and Administrative Expenses. General and administrative expenses increased to $1,607,000 for the first three months of 2004 from $1,564,000 for the first three months of 2003 and increased as a percentage of sales to 18.8% for the first three months of 2004 from 18.2% for the first three months of 2003. The $43,000 increase can be primarily attributed to an increase in operating expenses of $31,000, related to BDR Broadband.

     Research and Development Expenses. Research and development expenses decreased to $411,000 in the first three months of 2004 from $548,000 in the first three months of 2003. This $137,000 decrease was primarily due to a decrease in wages and fringe benefits of $103,000 due to a reduction in headcount. Research and development expenses, as a percentage of sales, decreased to 4.8% in the first three months of 2004 from 6.4% in the first three months of 2003.

     Operating Loss. Operating loss was $122,000 for the first three months of 2004 compared to $951,000 for the first three months of 2003.

     Interest Expense. Interest expense increased to $275,000 in the first three months of 2004 from $273,000 in the first three months of 2003. The increase is the result of higher average borrowing and higher effective interest rates.

     Income Taxes. The benefit for income taxes for the first three months of 2004 was zero compared to a benefit of $466,000 for the first three months of 2003 as a result of a decrease in taxable loss. The benefit for the current year loss has been subject to a valuation allowance of $151,000 since the realization of the deferred tax benefit is not considered more likely than not.

Liquidity and Capital Resources

     As of March 31, 2004 and December 31, 2003, the Company's working capital was $24,063,000 and $25,071,000, respectively. The decrease in working capital is attributable primarily to a decrease in long term debt of $1,232,000.

     The Company's net cash provided by operating activities for the three-month period ended March 31, 2004 was $838,000, compared to net cash provided by operating activities for the three-month period ended March 31, 2003, which was $859,000.

     Cash provided by investing activities was $292,000, which was attributable to capital expenditures for new equipment and upgrades to the BDR Broadband Systems of $97,000 and a $389,000 collection of a note receivable.

     Cash used in financing activities was $1,212,000 for the first three months of 2004 primarily comprised of $2,945,000 of borrowings offset by $4,177,000 of repayments of long term debt.

     On March 20, 2002 the Company entered into a credit agreement with Commerce Bank, N.A. for a $19,500,000 credit facility, comprised of (i) a $7,000,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003, (ii) a $9,000,000 term loan which bore interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants and (iii) a $3,500,000 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The initial maturity date of the line of credit with Commerce Bank was March 20, 2004. The term loan required equal monthly principal payments of $187,000 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19,000 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     In November 2003, the Company's credit agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning November 1, 2003, the revolving line of credit began to accrue interest at the prime rate plus 1.5%, with a floor of 5.5% (5.5% at March 31, 2004), and the term loan began to accrue interest at a fixed rate of 7.5%. Beginning December 1, 2003, the term loan requires equal monthly principal payments of $193,000 plus interest with a final payment on April 1, 2006 of all remaining unpaid principal and interest.

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

     At  March  31,  2004,  there  was  $3,531,000,  $4,668,000  and  $3,033,000 outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At March 31, 2004 and 2003 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $3,531,000 and $5,595,000, respectively. A hypothetical 100 basis point increase in interest rates would have had an annualized unfavorable impact of approximately $35,000 and $56,000, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels. At March 31, 2004, the Company did not have any derivative financial instruments.

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

     (b)  Reports on Form 8-K

     On March 31, 2004, the Company filed a Form 8-K relating to Item 12 of such Form. The information under Item 12 related to the Company's March 31, 2004 press release announcing its financial results for the fourth quarter and year ended December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLONDER TONGUE LABORATORIES, INC.



Date:  May 17, 2004                     By:      /s/  James A. Luksch
                                           -------------------------------------
                                           James A. Luksch
                                           Chief Executive Officer



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

                                  EXHIBIT INDEX
                                  -------------




Exhibit #               Description                 Location
---------               -----------                 --------


3.1       Restated     Certificate    of        Incorporated by reference
          Incorporation    of    Blonder        from  Exhibit  3.1 to S-1
          Tongue Laboratories, Inc.             Registration    Statement
                                                No.  33-98070  originally
                                                filed  October 12,  1995,
                                                as amended.

3.2       Restated   Bylaws  of  Blonder        Incorporated by reference
          Tongue Laboratories, Inc.             from  Exhibit  3.2 to S-1
                                                Registration    Statement
                                                No.  33-98070  originally
                                                filed  October 12,  1995,
                                                as amended.

10.1      Second Amendment and Waiver to        Filed herewith.
          Loan  and  Security  Agreement
          between     Blonder     Tongue
          Laboratories, Inc and Commerce
          Bank,  N.A.,  dated  March 29,
          2004.

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