Form 10-Q
period 2004-06-30
BLONDER TONGUE LABORATORIES INC
filed 2004-08-16
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ____________


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004,

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD  FROM  ______________  TO
     ___________.



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

Number of shares of common stock, par value $.001, outstanding as of August 14, 2004: 8,002,406


                      The Exhibit Index appears on page 18.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             (unaudited)
                                                                             -----------
                                                                                   June      December
                                                                                     30           31
                                                                                   2004        2003*
                                                                                --------    --------
              Assets (Note 5)
Current assets:
     Cash ...................................................................   $    238    $    195
     Accounts receivable, net of allowance for doubtful
     accounts of $847 and $1,192 respectively ...............................      6,368       5,682
     Inventories (Note 4) ...................................................      9,984       9,482
     Notes receivable (Note 7) ..............................................         17         627
     Income tax receivable ..................................................        318         679
     Prepaid pension benefit costs ..........................................        631         631
     Prepaid and other current assets .......................................        915         695
     Deferred income taxes ..................................................        960         960
                                                                                --------    --------
         Total current assets ...............................................     19,431      18,951
Inventory non-current (net) (Note 4) ........................................      9,897      11,106
Notes receivable (Note 7) ...................................................         --         216
Property, plant and equipment, net of accumulated
    depreciation and amortization ...........................................      6,271       6,652
Patents, net ................................................................      2,435       2,649
Rights-of-Entry, net (Note 6) ...............................................      1,096       1,300
Other assets, net ...........................................................        845         851
Investment in Blonder Tongue Telephone LLC (Note 6) .........................      2,043       2,043
Deferred income taxes .......................................................      4,222       4,222
                                                                                --------    --------
                                                                                $ 46,240    $ 47,990
                                                                                ========    ========
              Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt (Note 5) .............................   $  7,641    $  3,201
     Accounts payable .......................................................        810       1,676
     Accrued compensation ...................................................        851         560
     Other accrued expenses (Note 8) ........................................        848         868
                                                                                --------    --------
         Total current liabilities ..........................................     10,150       6,305
                                                                                --------    --------
Long-term debt (Note 5) .....................................................      4,291       9,745
Stockholders' equity:
     Preferred stock, $.001 par value; authorized 5,000 shares;
     no shares outstanding ..................................................         --          --
     Common stock, $.001 par value; authorized 25,000 shares, 8,452 and 8,445
     shares issued ..........................................................          8           8
     Paid-in capital ........................................................     24,165      24,145
     Retained earnings ......................................................     13,081      13,242
     Treasury stock, at cost, 449 shares ....................................     (5,455)     (5,455)
                                                                                --------    --------
         Total stockholders' equity .........................................     31,799      31,940
                                                                                --------    --------
                                                                                $ 46,240    $ 47,990
                                                                                ========    ========

*See Note 4 regarding reclassifications in amounts previously reported

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                Three Months Ended       Six Months Ended
                                                     June 30,                 June 30,
                                               --------------------    --------------------
                                                2004        2003        2004        2003
                                               --------    --------    --------    --------
Net sales ..................................   $ 10,917    $  8,534    $ 19,446    $ 17,136
Cost of goods sold .........................      7,837       5,859      13,425      12,302
                                               --------    --------    --------    --------
   Gross profit (Note 7) ...................      3,080       2,675       6,021       4,834
                                               --------    --------    --------    --------
Operating expenses:
   Selling .................................      1,093         953       2,138       1,951
   General and administrative ..............      1,349       1,607       2,956       3,171
   Research and development ................        391         468         802       1,016
                                               --------    --------    --------    --------
                                                  2,833       3,028       5,896       6,138
                                               --------    --------    --------    --------
Earnings (loss) from operations ............        247        (353)        125      (1,304)
                                               --------    --------    --------    --------
Other Expense:
   Interest expense ........................       (223)       (282)       (498)       (555)
   Interest and Other Income (Note 7) ......        212          --         212          --
                                               --------    --------    --------    --------
                                                    (11)       (282)       (286)       (555)
                                               --------    --------    --------    --------
Earnings (loss) before income taxes ........        236        (635)       (161)     (1,859)
Provision (benefit) for income taxes .......         --        (245)         --        (711)
                                               --------    --------    --------    --------
Net (loss) earnings ........................   $    236    $   (390)   $   (161)   $ (1,148)
                                               ========    ========    ========    ========
Basic earnings (loss) per share ............   $   0.03    $  (0.05)   $  (0.02)   $  (0.15)
                                               ========    ========    ========    ========
Basic weighted average shares outstanding ..      8,002       7,500       7,999       7,519
                                               --------    --------    --------    --------
Diluted earnings (loss) per share ..........   $   0.03    $  (0.05)   $  (0.02)   $  (0.15)
                                               ========    ========    ========    ========
Diluted weighted average shares outstanding       8,026       7,500       7,999       7,519
                                               ========    ========    ========    ========


           See accompanying notes to consolidated financial statement

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                          Six Months Ended
                                                                             June 30,
                                                                          ------------------
                                                                           2004       2003
                                                                          -------    -------
 Cash Flows From Operating Activities:
   Net loss ...........................................................   $  (161)   $(1,148)
   Adjustments to reconcile net (loss) to cash
     provided by (used in) operating activities:
     Depreciation .....................................................       508        574
     Amortization .....................................................       418        378
     Allowance for doubtful accounts ..................................        --        180
     Provision for inventory reserves .................................       300         39
     Deferred income taxes ............................................        --         37
  Changes in operating assets and liabilities:
     Accounts receivable ..............................................      (686)       780
     Inventories ......................................................       407      2,581
     Prepaid and other current assets .................................      (220)      (414)
     Other assets .....................................................         6        (40)
     Income taxes .....................................................       361       (493)
     Accounts payable, accrued compensation and other
       accrued expenses ...............................................      (595)      (393)
                                                                          -------    -------
       Net cash provided by operating activities ......................       338      2,081
                                                                          -------    -------
Cash Flows From Investing Activities:
   Capital expenditures ...............................................      (127)      (699)
   Acquisition of rights-of-entry .....................................        --       (150)
   Collection of note receivable ......................................       826        367
   Investment in Blonder Tongue Telephone, LLC ........................        --       (725)
                                                                          -------    -------
   Net cash provided by (used in) investing activities ................       699     (1,207)
                                                                          -------    -------
 Cash Flows From Financing Activities:
   Borrowings of long-term debt .......................................     6,660      5,971
   Repayments of long-term debt .......................................    (7,674)    (6,706)
   Proceeds from exercise of stock options ............................        20         --
   Acquisition of treasury stock ......................................        --       (116)
                                                                          -------    -------
   Net cash used in financing activities ..............................      (994)      (851)
                                                                          -------    -------
   Net increase in cash ...............................................        43         23
                                                                          -------    -------
 Cash, beginning of period ............................................       195        258
                                                                          -------    -------
 Cash, end of period ..................................................   $   238    $   281
                                                                          =======    =======
Supplemental Cash Flow Information:
   Cash paid for interest .............................................   $   471    $   475
   Cash paid for income taxes .........................................   $    --    $    --

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

     The results for the second quarter and six months of 2004 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at June 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the year ended December 31, 2003.

     The Company reclassified the December 31, 2003 balance sheet to reflect certain inventories, related reserves and deferred tax asset as non-current (see
Note 4).

Note 2 - New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities, and activities of another entity. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)


     The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model. During 2004, the following weighted average assumptions were used for grants: expected lives of 9.5 years, no divided yield, volatibility of 76% and risk free interest rate of 3.2%. No options were granted during the six months ended June 30, 2003.

     Under accounting provisions of FAS 123, the Company's net loss to common shareholders and net loss per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                 Three Months Ended   Six Months Ended
                                                       June 30              June 30
                                                 -----------------    ------------------
                                                  2004      2003       2004       2003
                                                 -------   -------    -------    -------
Net income (loss) as reported ................   $   236   $  (390)   $  (161)   $(1,148)
Adjustment for fair value of stock options,
net of tax ...................................        47        81         94        162
                                                 -------   -------    -------    -------
     Pro forma ...............................   $   189   ($  471)   $  (255)   ($1,310)
                                                 =======   =======    =======    =======
Net income (loss) per share basic and diluted:
     As reported .............................   $  0.03   $ (0.05)   $ (0.02)   $ (0.15)
                                                 =======   =======    =======    =======
     Pro forma ...............................   $  0.02   $ (0.06)   $ (0.03)   $ (0.17)
                                                 =======   =======    =======    =======

Note 4 - Inventories

     Inventories net of reserves are summarized as follows:

                                         June 30,    Dec. 31,
                                           2004        2003
                                         --------    --------
Raw Materials ........................   $ 11,946    $ 11,379
Work in process ......................      1,199       1,746
Finished Goods .......................     10,508      10,935
                                         --------    --------
                                           23,653      24,060
Less current inventory ...............     (9,984)     (9,482)
                                         --------    --------
                                           13,669      14,578
Less reserve for excess inventory ....     (3,772)     (3,472)
                                         --------    --------
                                         $  9,897    $ 11,106
                                         ========    ========

     The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company anticipates that certain products will not be sold during the next twelve months. Inventories that are not anticipated to be sold in the twelve months, have been classified as non-current. This procedure has been applied to the December 31, 2003 inventories and accordingly, $11,106 has been reclassified from current assets to non-current and current deferred income tax assets of $1,390 (related to the reserve for excess inventory) have also been reclassified to non-current.

     Over 60% of the non-current inventories are composed of raw materials. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition the Company has instituted additional marketing programs to dispose of the slower moving inventories.

     The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. The Company believes reserves are adequate and inventories are reflected at net realizable value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

Note 5 - Debt

     On March 20, 2002, the Company entered into a credit agreement with Commerce Bank, N.A. for a credit facility, originally comprised of (i) a $7,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003, (ii) a $9,000 term loan which bore interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants and (iii) a $3,500 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The initial maturity date of the line of credit with Commerce Bank was March 20, 2004. The term loan required equal monthly principal payments of $187 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     In November 2003, the Company's credit agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning November 1, 2003, the revolving line of credit began to accrue interest at the prime rate plus 1.5%, with a floor of 5.5% (5.5% at June 30, 2004), and the term loan began to accrue interest at a fixed rate of 7.5%. Beginning December 1, 2003, the term loan requires equal monthly principal payments of $193 plus interest with a final payment on April 1, 2006 of all remaining unpaid principal and interest.

     At March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, the Company was unable to meet one of its financial covenants required under its credit agreement with Commerce Bank, which non-compliance was waived by the Bank effective as of each such date.

     In March 2004, the Company's credit agreement with Commerce Bank was amended to (i) extend the maturity date of the line of credit until April 1, 2005, (ii) reduce the maximum amount that may be borrowed under the line of credit to $6,000, (iii) suspend the applicability of the cash flow coverage ratio covenant until March 31, 2005, (iv) impose a new financial covenant requiring the Company to achieve certain levels of consolidated pre-tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2004, and (v) require that the Company make a prepayment against its outstanding term loan to the Bank equal to 100% of the amount of any prepayment received by the Company on its outstanding note receivable from a customer, up to a maximum amount of $500. The full $500 was paid during the six months ended June 30, 2004. At June 30, 2004, the Company was unable to meet one of its financial covenants which non-compliance was waived by the Bank effective as of that date.

     At June 30, 2004, there was $4,926, $3,590 and $2,975 outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

Note 6 - Acquisition (Subscribers and passings in whole numbers)

     During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit ("MDU") cable television systems (the "Systems") owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, LLC ("BDR Broadband"), 90% of the outstanding capital stock of which is owned by the Company, acquired the Systems, which are comprised of approximately 3,070 existing MDU cable television subscribers and approximately 7,520 passings. BDR Broadband paid approximately $1,880 for the Systems, subject to adjustment, which constitutes a purchase price of approximately $.575 per subscriber. The final closing date for the transaction was on October 1, 2002. The Systems were cash flow positive beginning in the first year. To date, the Systems have been upgraded with approximately $904 of interdiction and other products of the Company. It is planned that the Systems will be upgraded with approximately $500 of additional interdiction and other products of the Company over the course of operation. During July 2003, the Company purchased the 10% interest in BDR Broadband that had been originally owned by Paradigm Capital Investments, LLC, for an aggregate purchase price of $35, resulting in an increase in the Company's stake in BDR Broadband from 80% to 90%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

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

     As a result of NetLinc's inability to retain a contract manufacturer to manufacture and supply the products in a timely and consistent manner in accordance with the requisite specifications, in September, 2003 the parties agreed to restructure the terms of their business arrangement entered into in March, 2003. The restructured business arrangement was accomplished by amending certain of the agreements previously entered into and entering into certain new agreements. Some of the principal terms of the restructured arrangement include increasing the Company's economic ownership in NetLinc from 20% to 50% and in BTT from 35% to 50%, all at no additional cost to the Company. The cash portion of the purchase price in the venture was decreased from $3,500 to $1,167 and the then outstanding balance of $342 was paid in installments of $50 per week until it was paid in full in October, 2003. BTT has an obligation to redeem the $1,167 cash component of the purchase price to the Company via preferential distributions of cash flow under BTT's limited liability company operating agreement. In addition, of the 500 shares of common stock issued to BTT as the non-cash component of the purchase price (fair valued at $1,030), one-half (250 shares) have been pledged to the Company as collateral. Under the restructured arrangement, the Company can purchase similar telephony products directly from third party suppliers other than NetLinc and, in connection therewith, the Company pays certain future royalties to NetLinc and BTT from the sale of these products by the Company. While the distributorship agreements among NetLinc, BTT and the Company have not been terminated, the Company does not anticipate purchasing products from NetLinc in the near term. NetLinc, however, continues to own intellectual property, which may be further developed and used in the future to manufacture and sell telephony products under the distributorship agreements.

Note 7 - Notes Receivable

     During September 2002, the Company sold inventory at a cost of approximately $1,447 to a private cable operator for approximately $1,929 in exchange for which the Company received notes receivable in the principal amount of approximately $1,929. The notes are payable by the customer in 48 monthly principal and interest (at 11.5%) installments of approximately $51 commencing January 1, 2003. The customer's payment obligations under the notes are collateralized by purchase money liens on the inventory sold and blanket second liens on all other assets of the customer. The Company recorded the notes receivable at the inventory cost and will not recognize any revenue or gross profit on the transaction until a substantial amount of the cost has been recovered, and collectibility is assured. The Company collected $1,154 during the first six months of 2004 and recorded $832 as a reduction in the note receivable balance, $186 of gross margin and $136 of interest income. The balance of the notes are expected to be collected during 2004 and a total of approximately $482 of gross margin and $356 of interest income is expected to be recognized.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)


Note 8 - Related Party Transactions

The President of the Company lent the Company 100% of the purchase price of certain used-equipment inventory purchased by the Company in October through November of 2003. The inventory was purchased at a substantial discount to market price. While the aggregate cost to purchase all of the inventory was approximately $950, the maximum amount of indebtedness outstanding to the President at any one time during the 2004 was $675. The President made the loan to the Company on a non-recourse basis, secured solely by a security interest in the inventory purchased by the Company and the proceeds resulting from the sale of the inventory. In consideration for the extension of credit on a non-recourse basis, the President received from the Company interest on the outstanding balance at the margin interest rate he incurred for borrowing the funds from his lenders and is entitled to receive from the Company 25% of the gross profit derived from the Company's resale of such inventory, which amounts will not be paid to the President until the outstanding balance of the indebtedness has been paid in full and a final accounting of the transaction has been concluded. In April 2004, the President of the Company acquired $75 of used equipment inventory, which was subsequently sold by him to the Company on a consignment basis. Payment by the Company for the goods become due upon the sale thereof by the Company and collection of the accounts receivable generated by such sales. In connection with the transaction, the Company agreed to pay the President cost plus 25% of the gross profit derived from the sale of such inventory. At June 30, 2004, the aggregate remaining outstanding balance due to the President from the foregoing transactions was approximately $117 and was included in other accrued expenses.

     In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC ("NetLinc") and a 35% minority interest in Blonder Tongue Telephone, LLC ("BTT"). During September, 2003, the parties restructured the terms of their business arrangement which included increasing Blonder Tongue's economic ownership in NetLinc from 20% to 50% and in BTT from 35% to 50%, all at no additional cost to Blonder Tongue. The cash portion of the purchase price in the venture was decreased from $3,500 to $1,167, and was paid in full by the Company to BTT in October, 2003. As the non-cash component of the purchase price, the Company issued 500 shares of Common Stock to BTT, resulting in BTT becoming the owner of greater than 5% of the outstanding Common Stock of the Company. The Company will receive preferential distributions equal to the $1,167 cash component of the purchase price from the cash flows of BTT. One-half of such Common Stock (250 shares) has been pledged to the Company as collateral to secure BTT's obligation. Under the restructured arrangement, the Company pays certain future royalties to NetLinc and BTT upon the sale of telephony products. During 2004, the total accrued royalties to NetLinc and BTT were $20 and $58, respectively, which will be paid to them by the Company in 2004. Through this telephony venture, BTT offers primary voice service to MDUs and the Company offers for sale a line of telephony equipment to complement the voice service.

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

     As a result of NetLinc's inability to retain a contract manufacturer to manufacture and supply the products in a timely and consistent manner in accordance with the requisite specifications, in September, 2003 the parties agreed to restructure the terms of their business arrangement entered into in March, 2003. The restructured business arrangement was accomplished by amending certain of the agreements previously entered into and entering into certain new agreements. Some of the principal terms of the restructured arrangement include increasing the Company's economic ownership in NetLinc from 20% to 50% and in BTT from 35% to 50%, all at no additional cost to the Company. The cash portion of the purchase price in the venture was decreased from $3,500,000 to $1,166,667 and the then outstanding balance of $342,000 was paid in installments of $50,000 per week until it was paid in full in October, 2003. In addition, of the 500,000 shares of common stock issued to BTT as the non-cash component of the purchase price (fair valued at $1,030,000), one-half (250,000 shares) have been pledged to the Company as collateral to secure BTT's obligation to repay the $1,167,667 cash component of the purchase price to the Company via preferential distributions of cash flow under BTT's limited liability company operating agreement. Under the restructured arrangement, the Company can purchase similar telephony products directly from third party suppliers other than NetLinc and, in connection therewith, the Company pays certain future royalties to NetLinc and BTT from the sale of these products by the Company. While the distributorship agreements among NetLinc, BTT and the Company have not been terminated, the Company does not anticipate purchasing products from NetLinc in the near term. NetLinc, however, continues to own intellectual property, which may be further developed and used in the future to manufacture and sell telephony products under the distributorship agreements.

     In addition to receiving incremental revenues associated with its direct sales of the telephony products, the Company also anticipates receiving a portion of BTT's net income derived from voice-service revenues through its 50% stake in BTT. While the events related to the restructuring resulted in a delay in the Company's anticipated revenue stream from the sale of telephony products, the Company believes that these revised terms are beneficial and will result in the Company enjoying higher gross margins on telephony equipment unit sales as well as an incrementally higher proportion of telephony service revenues. Material incremental revenues associated with the sale of telephony products are not presently anticipated to be received until at least the third quarter of 2004.

     During September 2002, the Company sold inventory at a cost of approximately $1,447,000 to a private cable operator for approximately $1,929,000 in exchange for which the Company received notes receivable in the principal amount of approximately $1,929,000. The notes are payable by the customer in 48 monthly principal and interest (at 11.5%) installments of approximately $51,000 commencing January 1, 2003. The customer's payment obligations under the notes are collateralized by purchase money liens on the inventory sold and blanket second liens on all other assets of the customer. The Company recorded the notes receivable at the inventory cost and will not recognize any revenue or gross profit on the transaction until a substantial amount of the cost has been recovered, and collectibility is assured. The Company collected $1,154,000 during the first six months of 2004 and recorded $832,000 as a reduction in the note receivable balance, $186,000 of gross margin and $136,000 of interest income. The balance of the notes are expected to be collected during 2004 and a total of approximately $482,000 of gross margin and $356,000 of interest income is expected to be recognized.

Second three months of 2004 Compared with second three months of 2003.

     Net Sales. Net sales increased $2,383,000, or 27.9%, to $10,917,000 in the second three months of 2004 from $8,534,000 in the second three months of 2003. The increase in sales is primarily attributed to an increase in capital spending by cable system operators and improved overall economic conditions and the recognition of $745,000 of sales due to the note receivable described above. As a result, the Company experienced higher digital product sales. Net sales included approximately $361,000 and $793,000 of interdiction and digital equipment for the second three months of 2004 compared to approximately $1,122,000 and $218,000 for the second three months of 2003. Included in net sales are revenues from BDR Broadband of $393,000 and $239,000 for the second three months of 2004 and 2003, respectively.

     Cost of Goods Sold. Cost of goods sold increased to $7,837,000 for the second three months of 2004 from $5,859,000 for the second three months of 2003 and increased as a percentage of sales to 71.8% from

68.7%. The increase as a percentage of sales was caused primarily by an increase in the reserve for the excess inventory of $300,000 during the second three months of 2004.

     Selling Expenses. Selling expenses increased to $1,093,000 for the second three months of 2004 from $953,000 in the second three months of 2003 but decreased as a percentage of sales to 10.0% for the second three months of 2004 from 11.2% for the second three months of 2003. The $140,000 increase was primarily due to an increase in salaries and fringe benefits of $118,000 due to an increase in headcount.

     General and Administrative Expenses. General and administrative expenses decreased to $1,349,000 for the second three months of 2004 from $1,607,000 for the second three months of 2003 and decreased as a percentage of sales to 12.4% for the second three months of 2004 from 18.8% for the second three months of 2003. The $258,000 decrease can be primarily attributed to a decrease in the allowance for bad debts of $295,000 due to improved collection efforts.

     Research and Development Expenses. Research and development expenses decreased to $391,000 in the second three months of 2004 from $468,000 in the second three months of 2003, primarily due to a decrease in salaries and fringe benefits of $49,000 due to a headcount reduction and a decrease in consulting fees of $26,000. Research and development expenses, as a percentage of sales, decreased to 3.6% in the second three months of 2004 from 5.5% in the second three months of 2003.

     Operating Income (Loss). Operating income of $247,000 for the second three months of 2004 represents an increase from a loss of $353,000 for the second three months of 2003. Operating income as a percentage of sales increased to 2.3% in the second three months of 2004 from (4.1)% in the second three months of 2003.

     Other Expense. Interest expense decreased to $223,000 in the second three months of 2004 from $282,000 in the second three months of 2003. The decrease is the result of lower average borrowing. Other income increased $212,000 in the second three months of 2004 compared to zero in the second three months of 2003 primarily due to the recognition of $136,000 of interest income on the note receivable described above.

     Income Taxes. The provision for income taxes for the second three months of 2004 was zero compared to a benefit of $245,000 for the second three months of 2003. As a result of the Company's continuing losses, a 100% valuation allowance has been recorded on the 2004 increase in the deferred tax benefit.

First six months of 2004 Compared with first six months of 2003

     Net Sales. Net sales increased $2,310,000, or 13.5%, to $19,446,000 in the first six months of 2004 from $17,136,00 in the first six months of 2003. The increase in sales is primarily attributed to an increase in capital spending by cable system operators, improved overall economic conditions and the recognition of $745,000 of sales due to the note receivable described above. As a result, the Company experienced higher digital product sales. Net sales included approximately $1,038,000 and $1,983,000 of interdiction and digital equipment for the first six months of 2004 compared to approximately $1,897,000 and $1,554,000 for the first six months of 2003. Included in net sales are revenues from BDR Broadband of $739,000 and $441,000 for the first six months of 2004 and 2003, respectively.

     Cost of Goods Sold. Cost of goods sold increased to $13,425,000 for the first six months of 2004 from $12,302,000 for the first six months of 2003, primarily due to increased volume, and decreased as a percentage of sales to 69.0% from 71.8%. The decrease as a percentage of sales was caused primarily by a higher portion of sales during the period being comprised of higher margin products.

     Selling Expenses. Selling expenses increased to $2,138,000 for the first six months of 2004 from $1,951,000 in the first six months of 2003, but decreased as a percentage of sales to 11.0% for the first six months of 2004 from 11.4% for the first six months of 2003. This $187,000 increase is primarily attributable to an increase in wages and fringe benefits of $182,000 due to an increase in headcount.

     General and Administrative Expenses. General and administrative expenses decreased to $2,956,000 for the first six months of 2004 from $3,171,000 for the first six months of 2003 and decreased as a percentage of sales to 15.2% for the first six months of 2004 from 18.5% for the first six months of 2003. The $215,000 decrease can be primarily attributed to a decrease in the allowance for bad debts of $295,000 as a result of improved collection efforts.

     Research and Development Expenses. Research and development expenses decreased to $802,000 in the first six months of 2004 from $1,016,000 in the first six months of 2003. This $214,000 decrease was primarily due to a decrease in wages and fringe benefits of $151,000 due to a reduction in headcount. Research and development expenses, as a percentage of sales, decreased to 4.1% in the first six months of 2004 from 5.9% in the first six months of 2003.

     Operating Income. Operating income was $125,000 for the first six months of 2004 compared to a loss of $1,304,000 for the first six months of 2003.

     Other Expense. Interest expense decreased to $498,000 in the first six months of 2004 from $555,000 in the first six months of 2003. The decrease is the result of lower average borrowing. Other income increased to $212,000 in the first six months of 2004 compared to zero for the first six months of 2003 primarily due to the recognition of $136,000 of interest income on the note receivable described above.

     Income Taxes. The benefit for income taxes for the first six months of 2004 was zero compared to a benefit of $711,000 for the first six months of 2003 as a result of a decrease in taxable loss. The benefit for the current year loss has been subject to a valuation allowance of $61,000 since the realization of the deferred tax benefit is not considered more likely than not.

Liquidity and Capital Resources

     As of June 30, 2004 and December 31, 2003, the Company's working capital was $9,281,000 and $12,646,000, respectively. The decrease in working capital is attributable primarily to an increase in the current portion of debt of $4,440,000 due to the reclassification of the revolving line of credit to current.

     The Company's net cash provided by operating activities for the six-month period ended June 30, 2004 was $338,000, compared to net cash provided by operating activities for the six-month period ended June 30, 2003, which was $2,081,000.

     Cash provided by investing activities was $699,000, which was primarily attributable to an $826,000 collection of a note receivable offset by capital expenditures for new equipment and upgrades to the BDR Broadband Systems of $127,000.

     Cash used in financing activities was $994,000 for the first six months of 2004 primarily comprised of $7,674,000 of repayments of long term debt offset by $6,660,000 of borrowings.

     On March 20, 2002, the Company entered into a credit agreement with Commerce Bank, N.A. for a $19,500,000 credit facility, comprised of (i) a $7,000,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003, (ii) a $9,000,000 term loan which bore interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants and (iii) a $3,500,000 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company's assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The initial maturity date of the line of credit with Commerce Bank was March 20, 2004. The term loan required equal monthly principal payments of $187,000 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19,000 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     In November 2003, the Company's credit agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning November 1, 2003, the revolving line of credit began to accrue interest at the prime rate plus 1.5%, with a floor of 5.5% (5.5% at June 30, 2004), and the term loan began to accrue interest at a fixed rate of 7.5%. Beginning December 1, 2003, the term loan requires equal monthly principal payments of $193,000 plus interest with a final payment on April 1, 2006 of all remaining unpaid principal and interest.

     At March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, the Company was unable to meet one of its financial covenants required under its credit agreement with Commerce Bank, which non-compliance was waived by the Bank effective as of each such date.

     In March 2004, the Company's credit agreement with Commerce Bank was amended to (i) extend the maturity date of the line of credit until April 1, 2005, (ii) reduce the maximum amount that may be borrowed under the line of credit to $6,000,000, (iii) suspend the applicability of the cash flow coverage ratio covenant until March 31, 2005, (iv) impose a new financial covenant requiring the Company to achieve certain levels of consolidated pre-tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2004, and (v) require that the Company make a prepayment against its outstanding term loan to the Bank equal to 100% of the amount of any prepayment received by the Company on its outstanding note receivable from a customer, up to a maximum amount of $500,000. The full $500,000 was paid during the six months ended June 30, 2004. At June 30, 2004, the Company was unable to meet one of its financial covenants, which non-compliance was waived by the Bank effective as of that date.

     At  June  30,  2004,  there  was  $4,926,000,   $3,590,000  and  $2,975,000
outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

     The Company has from time to time experienced short-term cash requirement issues. In 2002, the Company paid approximately $1,880,000 in connection with acquiring its majority interest in BDR Broadband and paying off the Seller Notes for BDR Broadband. In addition, during 2004, the Company will incur additional obligations related to royalties, if any, in connection with its $1,167,000 cash investments in NetLinc and BTT. While the Company's existing lender agreed to allow the Company to fund both the BDR Broadband obligations and the NetLinc/BTT obligations using its line of credit, such lender did not agree to increase the maximum amount available under such line of credit. These expenditures, coupled with the March 2004 amendment to the Company's credit agreement with Commerce Bank described above, and certain near-term funding requirements relating to the purchase of a large quantity of high-speed data products, will reduce the Company's working capital. The Company is exploring various alternatives to enhance its working capital, including inventory-related pricing and product reengineering efforts, as well as restructuring its long-term debt with Commerce Bank or seeking alternative financing. During 2003, BDR Broadband had positive cash flow, which has continued in the first six months of 2004. As such, BDR Broadband is not presently anticipated to adversely impact the Company's working capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At June 30, 2004 and 2003 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $4,926,000 and $6,026,000, respectively. A hypothetical 100 basis point increase in interest rates would have had an annualized unfavorable impact of approximately $49,000 and $60,000, respectively, on the Company's earnings and cash flows based upon these quarter-end debt levels. At June 30, 2004, the Company did not have any derivative financial instruments.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders (the "Meeting") on May 11, 2004. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (March 19, 2004) there were 8,002,406 shares of Common Stock outstanding and entitled to vote. The following were the matters voted upon at the Meeting:

     1.  Election of  Directors.  The  following  directors  were elected at the
Meeting: Robert B. Mayer and James F. Williams. The number of votes cast for and withheld from each director are as follows:

                   DIRECTORS                  FOR               WITHHELD
            ------------------------    ----------------  ---------------------

            Robert B. Mayer                7,310,936               0

            James F. Williams              7,310,936               0

     John E. Dwight, Robert E. Heaton, James A. Luksch, Robert J. Palle, Jr., Gary P. Scharmett and James H. Williams continued as directors after the Meeting.

     2. Ratification of Auditors. The appointment of BDO Seidman, LLP as the Company's independent auditors for the year ending December 31, 2004 was ratified by the following vote of Common Stock:

                 FOR                    AGAINST               ABSTAINED
       ------------------------     -----------------    ---------------------

              7,347,130                  14,215                 2,646

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The exhibits are listed in the Exhibit Index appearing at page 18 herein.

     (b) Reports on Form 8-K

     On May 13, 2004, the Company filed a Form 8-K relating to Item 12 of such Form. The information under Item 12 related to the Company's May 13, 2004 press release announcing its unaudited financial results for the first quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLONDER TONGUE LABORATORIES, INC.



Date:  August 16, 2004                  By:      /s/  James A. Luksch
                                           -------------------------------------
                                           James A. Luksch
                                           Chief Executive Officer



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

                                  EXHIBIT INDEX
                                  -------------




Exhibit #               Description                        Location
---------               -----------                        --------

3.1    Restated      Certificate      of       Incorporated  by  reference  from
       Incorporation  of Blonder  Tongue       Exhibit  3.1 to S-1  Registration
       Laboratories, Inc.                      Statement No. 33-98070 originally
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
                                               amended.



31.1   Certification  of James A. Luksch       Filed herewith.
       pursuant  to  Section  302 of the
       Sarbanes-Oxley Act of 2002.

31.2   Certification   of  Eric  Skolnik       Filed herewith.
       pursuant  to  Section  302 of the
       Sarbanes-Oxley Act of 2002.

32.1   Certification pursuant to Section       Filed herewith.
       906  of  Sarbanes-Oxley   Act  of
       2002.