Form 10-K/A
period 2003-12-31
BLONDER TONGUE LABORATORIES INC
filed 2004-11-22
CIK 1000683

FORM 10–K/A
(AMENDMENT NO. 1)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ to __________________

Commission file number: 1–14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52–1611421

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 679–4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered

Common Stock, Par Value $.001	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b–2 of the Act). Yes   No

The aggregate market value of voting stock held by non–affiliates of the registrant at June 30, 2003: $7,574,835.

Number of shares of common stock, par value $.001, outstanding as of March 19, 2004: 8,002,406.

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant’s last fiscal year) are incorporated by reference into Part III of this report.

Forward–Looking Statements

In addition to historical information, this Annual Report contains forward–looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward–looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward–looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the sections entitled Item 1 – Business, Item 3 – Legal Proceedings, and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe”, “expect”, “anticipate”, “project” and similar expressions identify forward–looking statements. Readers are cautioned not to place undue reliance on these forward–looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward–looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission.

EXPLANATORY NOTE

Blonder Tongue Laboratories, Inc. (“Blonder Tongue” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10–K for the year ended December 31, 2003 (this “Form 10–K/A”) to reflect the correction of a vendor’s account payable balance and the related impact to costs of goods sold and net income (loss). As a result of these revisions, the Company is restating its consolidated financial statements as of December 31, 2001, 2002 and 2003 and for each of the years in the three–year period ended December 31, 2003. For a detailed description of the effect of the restatement, see Note 2 to the consolidated financial statements accompanying this Amendment. In addition, as previously reported in the Company’s Form 10–Q for the quarter ended June 30, 2004, the Company reclassified certain inventory not anticipated to be sold in the next twelve months as non–current and reflected such reclassification on the December 31, 2003 balance sheet. For a detailed description of the effect of the reclassification of inventory, see Note 3 to the consolidated financial statements accompanying this Amendment. The Company disclosed in its Current Report on Form 8–K, filed November 8, 2004, that it would be restating its results for the aforementioned periods.

The Items of the Company’s Annual Report on Form 10–K for the year ending December 31, 2003 which are amended and restated are as follows: Item 6 – Selected Consolidated Financial Data; Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8 – Financial Statements and Supplementary Data (including the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Certified Public Accountants); Item 9A – Controls and Procedures; and Item 15 – Exhibits, Financial Statement Schedules and Reports on Form 8–K.

The remaining Items contained within this Amendment No. 1 to Annual Report on Form 10–K/A consist of all other Items originally contained in the Company’s Annual Report on Form 10–K for the year ended December 31, 2003 in the form filed on March 30, 2004. This Form 10–K/A does not reflect events occurring after the filing of the original Form 10–K, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

PART I

ITEM 1.      BUSINESS

Introduction

         Blonder Tongue is a designer, manufacturer and supplier of a comprehensive line of electronics and systems equipment, primarily for the cable television industry (both franchise and non–franchise, or “private,” cable). Over the past year, the Company has also introduced equipment and innovative solutions for the high–speed transmission of data and the provision of telephony services in multiple dwelling unit applications. The Company’s products are used to acquire, distribute and protect the broad range of communications signals carried on fiber optic, twisted pair, coaxial cable and wireless distribution systems. These products are sold to customers providing an array of communications services, including television, high–speed data (Internet) and telephony, to single family dwellings, multiple dwelling units (“MDUs”), the lodging industry and institutions such as hospitals, prisons, schools and marinas.

         Staying at the forefront of the communications broadband technology revolution is a continuing challenge. The Company continues to add products to respond to the changes taking place. Blonder Tongue’s most recent additions are a line of telephony products for the purpose of offering primary telephone service to MDUs and the MegaPort line of high speed data products to provide broadband access to lodging and MDU communities. Other product additions over the past few years include digital satellite receivers, fiber communications network components, QPSK to QAM transcoders (for DirecTV, Echostar and Digicipher II MPEG–2 Satellite Services), Digicipher II–compatible QAM set–top converters, and a broad range of interdiction products.

         The Company’s principal customers are cable system integrators (both franchise and private cable operators, as well as contractors) that design, package, install and in most instances operate, upgrade and maintain the systems they build.

         The Company has historically enjoyed, and continues to enjoy, a dominant market position in the private cable industry, while progressively making inroads into the franchise cable market. As the Company has expanded its market coverage, however, the distinctions between private cable and franchise cable have become blurred. For example, the most efficient, highest revenue–producing private cable systems and small franchise cable systems are built with the same electronic building blocks. Most of the electronics required for these systems are available from Blonder Tongue.

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

         BDR Broadband, LLC (“BDR Broadband”), a 90% owned subsidiary of the Company, acquired the rights–of–entry for certain MDU cable television systems in August 2002. The systems are comprised of approximately 3,070 existing MDU cable television subscribers and approximately 7,520 passings. BDR Broadband is a venture between the Company and Priority Systems, LLC. During July 2003, the Company purchased the 10% interest in BDR Broadband that had been originally owned by Paradigm Capital Investments, LLC, for an aggregate purchase price of $35,000 resulting in the Company’s stake in BDR Broadband increasing from 80% to 90%. Priority Systems, LLC has expertise in marketing and operating MDU cable television systems. The Company believes that the model it has devised for acquiring and operating these systems will be successful and can be replicated. While the Company is not actively seeking opportunities to acquire additional rights–of–entry at the present time, if such opportunities arise, the Company would evaluate and consider them. As of the date hereof, the Company does not have any binding commitments or agreements for any such acquisitions.

         The Company entered into a series of agreements in March, 2003, and September, 2003 pursuant to which it acquired a 50% economic ownership interest in NetLinc Communications, LLC and Blonder Tongue Telephone, LLC (to which the Company has licensed its name). As a result of these acquisitions, the Company is now involved in providing a proprietary telephone system ideally suited for MDU deployment in both products and services. The Company receives incremental revenues associated with its direct sales of the telephony products, and it also expects to receive a portion of Blonder Tongue Telephone, LLC’s net income derived from voice–service revenues through its 50% stake in Blonder Tongue Telephone. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for a more detailed description of the investments in the private cable operation and telephone program and the underlying operations.

         The Company was incorporated under the laws of the State of Delaware in November, 1988.

Industry Overview

         The broadband signal distribution industry (involving the high–speed transmission of television, telephony and internet signals) is currently dominated by franchise multiple system cable operators, or MSOs. The markets for wireless, direct–broadcast satellite (“DBS”) and digital subscriber lines (“DSL”) used for these purposes continue to grow. Within the cable television market there are an increasing number of metropolitan areas that have awarded second cable television franchises to create competition with the existing franchisee. The government has been in favor of competition in this market and has passed regulations to encourage it. Franchise cable companies carefully monitor DBS penetration in their franchise areas and react rapidly to competition, all to the eventual benefit of the consumer. To fight competition, the operators offer more services and more television channels as well as discounted prices. The lineup of services typically includes an analog block of channels from 54 to 550 MHz, high speed data service using high–speed cable modems, cable telephony either interfacing with switched networks or internet protocol networks, and digital television in the 550 to 750 MHz range. These upgraded services are possible in every system that has been rebuilt to 750 MHz of bandwidth. The standard architecture for these enhanced systems contemplates a hybrid distribution network with a combination of fiber optic cable to nodes of 100 to 500 subscribers, with coaxial cable from the node to the customer and full reverse–path capability for the pay–per–view, data and phone services.

         The traditional customer targeted for these expanded services is a homeowner likely to remain in the same home as a long–term subscriber (i.e. the single family home). For a variety of reasons, including the transient nature of the residents of many MDU areas, high levels of theft of service and excessive cost of replacing lost or stolen converters and modems, affect approximately 35% of cable television subscribers. Since converters, DBS receivers, digital converters and modems are offered at very low prices to stimulate sales, the operational costs in these demographic areas are considered too high to justify offering the advanced services that are generally made available in the traditional franchise cable demographic. To retain customers in these areas, a technology must be used that minimizes the operational losses due to theft and “churn” while providing a level of video, data and phone service that compares favorably with single family offerings, DBS, DSL and wireless providers. The Company believes that its Triple Play of products, which includes QAM delivered digital video, interdiction to control analog video, as well as high–speed data and telephone service, is the ideal solution for deployment in these areas.

         The Company is a value–added distributor for Motorola’s QAM decoder to the United States private cable and Canadian franchise cable markets. Coupling this product with the Company’s Digicipher® II–compatible MQQT transcoder provides a low–cost hardware solution for small system operators that want to offer digital programming from sources such as HITS® and Cancom. The Company’s transcoder line has been further enhanced to include the QAM Transcoder Series, which is intended for use with Dish™ Commercial TV from EchoStar.

      Cable Television

         Most cable television operators have built fiber optic networks with various combinations of fiber optic and coaxial cable to deliver television signal programming, data, and phone services on one drop cable. Cable television deployment of fiber optic trunk has been completed in many existing systems. The system architecture being employed to accomplish the combined provision of television and telephone service is a hybrid fiber coaxial (“HFC”) network. In an HFC network, fiber optic trunk lines connect to nodes which feed 100 to 500 subscribers, using coaxial cable.

         The Company believes that most major metropolitan areas will eventually have complex networks of two or more independent operators interconnecting homes, while private cable operators will have large networks interconnecting many multi–dwelling complexes. All of these networks are potential users of Blonder Tongue headend, digital and interdiction products.

      Multiple Dwelling Units (MDUs)

          MDUs, because they represent a large percentage of the private cable market, have historically been responsible for a large percentage of the Company’s sales. In the early days of cable television MDUs were served by franchise cable operators. In 1991, when the FCC allocated a designated frequency band for private cable, the private cable industry became a major supplier of TV services to MDUs since they could interconnect buildings with 18 GHz over–the–air links and reduce the cost–per–subscriber in building MDU networks. This type of networking, albeit at a slightly lower frequency, continues today, however, presently many MDU private cable systems are connected using fiber optics since it is more reliable, has much greater bandwidth, and can handle two–way communication which is needed for voice, data and video–on–demand.

          A typical private cable MDU provides 60 to 70 channels of analog signals utilizing core headend (receivers, modulators, processors, etc.) and distribution products. MDUs served by franchise cable are also a large revenue source for Blonder Tongue since they generally fall into the category of customers where churn, theft of service and converter loss are extremely high. This makes these areas prime candidates for Blonder Tongue’s interdiction products.

      Lodging

          Since the early 1990’s, private cable integrators have competed to expand the lodging market by offering systems with more channels, video–on–demand and interactivity. These systems have been and continue to be well received in the market, as property owners have sought additional revenues and guests have demanded increased in–room conveniences. The leading system integrators in this market rely upon outside suppliers for their system electronics and most are Blonder Tongue customers. These companies and others offer lodging establishments systems that provide true video–on–demand movies with a large selection of titles. To meet these demands, the typical lodging system headend will include as many as 20 to 40 receivers and as many as 60 to 80 modulators, and will be capable of providing the guest with more free channels, video–on–demand for a broad selection of movie titles, and interactive services such as remote check–out and concierge services. This is in contrast to the systems which preceded them, which typically had 10 to 12 receivers and modulators and provided six to ten free channels and two to five channels of VCR–based movies running at published scheduled times.

          Most of the systems with video–on–demand service were initially in large hotels, where the economics of high channel capacity systems are more easily justified. The conversion of hotel pay–per–view systems into video–on–demand is increasing. Smaller hotels and motels are being provided with video–on–demand as technology results in reduced headend costs, keeping the market growth reasonably steady.

      International

          For much of the world, cable television service lags the United States, but is expanding as technological advancement reduces the cost to consumers. In addition, economic development in Latin America and Asia has allowed first time construction of integrated delivery systems that utilize a variety of electronics and broadband hardware. The pace of growth is difficult to predict, but as more alternatives become available and television service becomes increasingly affordable, it is anticipated that more equipment will be placed in the field. The Company utilizes several distributors in Florida and within Latin America to serve the Latin American market, although during the last year international sales have not materially contributed to the Company’s revenue base.

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

          Since United States television sets are for the most part analog (not digital), direct satellite television and other digitally compressed programming requires headend products or set–top decoding receivers or converters to convert the digitally transmitted satellite signals back to analog. The replacement of all television sets with digital sets will be costly and take many years to complete. The Company believes that for many years to come, program providers will be required to deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ decoding receivers at each television set. Headend products are a large segment of Blonder Tongue’s business and the Company believes interdiction is an ideal product for a system operator to use to control access to the multitude of programming that will be available.

Products

          Blonder Tongue’s products can be separated, according to function, into the several categories described below:

•      Analog Video Headend Products used by a system operator for signal acquisition, processing and manipulation for further transmission. Among the products offered by the Company in this category are satellite receivers, integrated receiver/decoders, transcoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers, and processors. The headend of a television signal distribution system is the “brain” of the system, the central location where the multi–channel signal is initially received, converted and allocated to specific channels for analog distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal. Blonder Tongue is a licensee of Motorola, Inc.’s (“Motorola”) VideoCipher® and DigiCipher® encryption technologies and integrates their decoders into integrated receiver/decoder products, where required. The Company estimates that Headend Products accounted for approximately 54% of the Company’s revenues in 2003, 66% in 2002, and 58% in 2001.

•      Digital Video Headend Products used by a system operator for acquisition, processing and manipulation of digital video signals. An alternative to converting signals to analog for distribution is to transcode the satellite signal’s modulation from QPSK (quadrature phase shift key) to QAM (quadrature amplitude modulation) since one is optimum for satellite transmission and the other optimum for fiber/coaxial distribution. This maintains the signal in its digital form. Digital Products continue to expand in the cable marketplace and bring more advanced technology to consumers and operators. Blonder Tongue is constantly expanding its Digital Products offering, which includes a complete line of Transcoders for economically deploying and adding a digital programming tier to systems, Digital QAM Up–converters for data–over–cable applications and Digital High Definition Television Processors for delivery of HDTV programming.

•      High Speed Data Products used to provide Internet access and data transfer over a hybrid fiber/coaxial cable system. Products in this category include standard cable modems and routers, and the new MegaPort solution for providing broadband Internet access to MDUs. The MegaPort solution consists of two main components, the Gateway and the Intelligent Outlets. The Gateway is a broadband ethernet router or bridge that establishes a network within a building or community. The Intelligent Outlet serves as the modem, but is permanently installed in the home to eliminate loss of equipment associated with churn. Each Gateway can accommodate 64 enabled Outlets. When multiple outlets are installed in a residence, they can be configured for home networking for an additional revenue stream for the operator.

• Telephony Products used to provide expanded telephone service to MDU subscribers. These products are designed to offer carrier class telephone service to residences using existing twisted pair wires. Service will be fully transparent to subscribers with advanced calling features such as 911, Caller ID, Call Waiting Plus, and Three–way Calling available and bundled at a flat rate to subscribers. The Blonder Tongue telephony family of products includes a T1 concentrator and a multiplexer. The system starts at a telephone company class 5 switch located at their local central office. A T1 line is routed from the switch and brought to the LoopXpress Concentrator. The telephone information is then routed to the LineXpress Multiplexer which converts the digital format into analog voice frequencies for transmission to up to 12 independent resident telephone lines. The existing twisted–pair telephone wiring infrastructure is utilized to provide dial tone at a resident’s premises using any standard telephone. System operation, including activating and deactivating phone lines, is achieved through a point–and–click software package. Communication to the equipment can be performed locally or remotely for increased operating efficiency and simplified system management. While the Company does not have a history of sales of telephony products as it only acquired the distribution rights in 2003, several system trials are underway with a variety of cable operators. The Company believes that sales of these telephony products will grow into a significant source of revenue for the Company.

•      Microwave Products used to transmit the output of a cable system headend to multiple locations using point–to–point communication links in the 18 GHz range of frequencies. Products offered in this category are power amplifiers, repeaters, receivers, transmitters and compatible accessories. These products convert the headend output up to the microwave band and transmit this signal using parabolic antennas. At each receiver site, a parabolic antenna–receiver combination converts the signal back to normal VHF frequencies for distribution to subscribers at the receiver site. Due to a Second Order on Reconsideration adopted by the Federal Communications Commission (“FCC”) in November 2002, coupled with the availability and inherent superiority of fiber optics in linking adjacent properties in MDU applications, sales of microwave products have diminished. While microwave products will continue to be sold to maintain existing systems, the Company does not anticipate that these products will contribute significantly to the Company’s revenues.

•      Fiber Products used to transmit the output of a cable system headend to multiple locations using fiber optic cable. Among the products offered are optical transmitters, receivers, couplers, splitters and compatible accessories. These products convert RF frequencies to light (or infrared) frequencies and launch them on optical fiber. At each receiver site, an optical receiver is used to convert the signals back to normal VHF frequencies for distribution to subscribers. Sales of products in this category continue to increase as they have become the product of choice in applications formerly suitable to the use of microwave products.

•      Distribution Products used to permit signals to travel from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a distribution network of fiber optic or coaxial cable. Among the products offered by the Company in this category are line extenders, broadband amplifiers, directional taps, splitters and wall taps. In cable television systems, the distribution products are either mounted on exterior telephone poles or encased in pedestals, vaults or other security devices. In private cable systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coaxial cable and devices. The non–passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company estimates distribution products accounted for approximately 19% of the Company’s revenues in 2003, 17% in 2002 and 15% in 2001.

• Addressable Subscriber and Interdiction Products used to control access to programming at the subscriber’s location. Among the products offered by the Company in this category are (i) its VideoMask™ addressable signal jammer, licensed from Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc. (ii) the SMI Interdiction product line acquired from Scientific–Atlanta, Inc. as part of its interdiction business, and (iii) the recently introduced Addressable Multi–Tap (AMT). Interdiction products limit the availability of programs to subscribers, through jamming of particular channels. Such products enable an operator to control subscriber access to premium channels and other enhanced services through a computer located off–premises. They also eliminate the necessity of an operator having to make a service call to install or remove passive traps and eliminate the costs associated with damage or loss of analog set–top converters in the subscribers’ locations. The Company believes that the reduction in operating costs, programming piracy, and converter loss which can be obtained through the use of interdiction can be a significant factor in further product penetration into the franchise cable market in MDU applications. While it is not possible to predict the breadth of market acceptance for these products, the Company believes the potential is substantial in both the private cable market and franchise cable market as alternatives to, or in conjunction with, set–top converters and as a viable option for companies and municipalities who are overbuilding existing cable infrastructures and are seeking a more consumer–friendly and cost–effective way to compete with the incumbent franchise cable operator. The Company estimates that Interdiction products accounted for approximately 11% of the Company’s revenues in 2003, 8% in 2002 and 15% in 2001.

•      Test Products used for measuring signals in the Headend and Distribution. Among the products offered by the Company in this category are analog and digital Spectrum Analyzers, QPSK Analyzers, and hand held Palm Analyzers. While the Company expects to continue selling test products to meet the needs of customers, the Company does not anticipate that these products will contribute significantly to the Company’s revenues.

          The Company will modify its products to meet specific customer requirements. Typically, these modifications are minor and do not materially alter the functionality of the products. Thus, the inability of the customer to accept such products does not generally result in the Company being otherwise unable to sell such products to other customers.

Research and Product Development

          The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand the frequency range of existing products in order to accommodate customer demand for greater channel capacity, (iii) license new technology (such as digital satellite receiver decoders and high–speed data transmission products), and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources, to suit the dynamics of the evolving marketplace. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects with the expectation or promise of substantial future orders from such customers or customer prospects. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering to lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties when the Company believes that it can obtain such technology more quickly and/or cost–effectively from such third parties than the Company could otherwise develop on its own, or when the desired technology is proprietary to a third party. There were 15 employees in the research and development department of the Company at December 31, 2003.

Marketing and Sales

          Blonder Tongue markets and sells its products worldwide to the following markets: private cable operators, system contractors, franchise cable operators, the lodging industry, institutions, satellite dealers and retailers. Sales are made directly to customers by the Company’s internal sales force, as well as through numerous domestic stocking distributors (which accounted for approximately 48% of the Company’s revenues for fiscal 2003). These distributors serve multiple markets. Direct sales to private cable operators and system integrators accounted for approximately 23% of the Company’s revenues for fiscal 2003.

          The Company’s sales and marketing function is predominantly performed by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects. The Company’s internal sales force consists of 25 employees, which currently includes 11 salespersons (7 salespersons in Old Bridge, New Jersey, one salesperson in each of North Myrtle Beach, South Carolina, Cudahy, Wisconsin, Folsom, California, and Miami, Florida) and 14 sales–support personnel at the Company headquarters in Old Bridge, New Jersey.

          The Company’s standard customer payment terms are 2%–10, net 30 days. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

          The Company has several marketing programs to support the sale and distribution of its products. Blonder Tongue participates in industry trade shows and conferences. The Company also publishes technical articles in trade and technical journals, distributes sales and product literature and has an active public relations plan to ensure complete coverage of Blonder Tongue’s products and technology by editors of trade journals. The Company provides system design engineering for its customers, maintains extensive ongoing communications with many original equipment manufacturer customers and provides one–on–one demonstrations and technical seminars to potential new customers. Blonder Tongue supplies sales and applications support, product literature and training to its sales representatives and distributors. The management of the Company travels extensively, identifying customer needs and meeting potential customers.

          The Company had approximately $639,000 in purchase orders as of December 31, 2003 and approximately $1.0 million in purchase orders as of December 31, 2002. All of the purchase orders outstanding as of December 31, 2003 are expected to be shipped prior to December 31, 2004. The purchase orders are for the future delivery of products and are subject to cancellation by the customers.

Customers

          Blonder Tongue has a broad customer base, which in 2003 consisted of approximately 600 active accounts. Approximately 43%, 50%, and 39% of the Company’s revenues in fiscal years 2003, 2002, and 2001, respectively, were derived from sales of products to the Company’s five largest customers. In 2003 and 2002, sales to Toner Cable Equipment, Inc. accounted for approximately 21% and 20% respectively of the Company’s revenues. There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. However, the Company anticipates that these customers will continue to account for a significant portion of the Company’s revenues in future periods, although none of them is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period.

          The complement of leading customers may shift as the most efficient and better financed integrators grow more rapidly than others. The Company believes that many integrators will grow rapidly, and as such the Company’s success will depend in part on the viability of those customers and on the Company’s ability to maintain its position in the overall marketplace by shifting its emphasis to those customers with the greatest growth and growth prospects. Any substantial decrease or delay in sales to one or more of the Company’s leading customers, the financial failure of any of these entities, or the Company’s inability to develop and maintain solid relationships with the integrators which may replace the present leading customers, would have a material adverse effect on the Company’s results of operations and financial condition.

          The Company’s revenues are derived primarily from customers in the continental United States, however, the Company also derives revenues from customers outside the continental United States, primarily in Canada and to a more limited extent, in underdeveloped countries. Television service is less developed in many international markets, particularly Latin America and Asia, creating opportunity for those participants who offer quality products at a competitive price. Sales to customers outside of the United States represented approximately 2%, 8% and 2% of the Company’s revenues in fiscal years 2003, 2002 and 2001 respectively. All of the Company’s transactions with customers located outside of the continental United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions.

Manufacturing and Suppliers

          Blonder Tongue’s manufacturing operations are located at the Company’s headquarters in Old Bridge, New Jersey. The Company’s manufacturing operations are vertically integrated and consist principally of the assembly and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chassis and cabinets for such assemblies. Management continues to implement a significant number of changes to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor, an increased use of surface mount, axial lead and radial lead robotics to place electronic components on printed circuit boards, a continuing program of circuit board redesign to make more products compatible with robotic insertion equipment and an increased integration in machining and fabrication. All of these efforts are consistent with and part of the Company’s strategy to provide its customers with high performance–to–cost ratio products.

          Outside contractors supply standard components, etch–printed circuit boards and electronic subassemblies to the Company’s specifications. While the Company generally purchases electronic parts which do not have a unique source, certain electronic component parts used within the Company’s products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. However, in such situations the Company may experience temporary reductions in its ability to ship products affected by the component shortage. On an as–needed basis, the Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher® and DigiCipher® encryption systems manufactured by Motorola, which are standard encryption methodologies employed on U.S. C–Band and Ku–Band transponders and Hughes digital satellite receivers for delivery of DIRECTV™ programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company’s operating results. The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company.

          Blonder Tongue maintains a quality assurance program which tests samples of component parts purchased, as well as its finished products, on an ongoing basis and also conducts tests throughout the manufacturing process using commercially available and in–house built testing systems that incorporate proprietary procedures. Blonder Tongue performs final product tests on 100% of its products prior to shipment to customers.

Competition

          All aspects of the Company’s business are highly competitive. The Company competes with national, regional and local manufacturers and distributors, including companies larger than Blonder Tongue which have substantially greater resources. Various manufacturers who are suppliers to the Company sell directly as well as through distributors into the franchise and private cable marketplaces. Because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may seek to enter the principal markets served by the Company. Many of these potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than Blonder Tongue. The Company expects that direct and indirect competition will increase in the future. Additional competition could result in price reductions, loss of market share and delays in the timing of customer orders. The principal methods of competition are product differentiation, performance and quality, price and terms, service, and technical and administrative support.

Intellectual Property

          The Company currently holds 30 United States patents and 14 foreign patents covering a wide range of electronic systems and circuits, of which 19 United States patents and 10 foreign patents were obtained in the Company’s acquisition of Scientific–Atlanta, Inc.’s interdiction business during 1998. Other than certain of the patents acquired from Scientific–Atlanta, Inc., none of the Company’s patents are considered material to the Company’s present operations because they do not relate to high volume applications. Because of the rapidly evolving nature of the cable television industry, the Company believes that its market position as a supplier to cable integrators derives primarily from its ability to develop a continuous stream of new products which are designed to meet its customers’ needs and which have a high performance–to–cost ratio.

          The Company has a registered trademark on “Blonder Tongue®” and also on a “BT®” logo. In connection with the transactions pursuant to which the Company acquired an ownership interest in NetLinc and Blonder Tongue Telephone, the Company granted Blonder Tongue Telephone a non–exclusive, revocable and royalty–free license to use these trademarks and certain variations of such names.

          The Company is a licensee of Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc., Motorola, Hughes and several smaller software development companies.

          Under the Philips License Agreements, the Company is granted a non–exclusive license for a term which expires in 2010, concurrently with the last to expire of the relevant patents. The Philips License Agreements provide for the payment by the Company of a one–time license fee and for the payment by the Company of royalties based upon unit sales of licensed products.

          The Company is a licensee of Motorola relating to Motorola’s VideoCipher® encryption technology and is also a party to a private label agreement with Motorola relating to its DigiCipher® technology. Under the VideoCipher® license agreement, the Company is granted a non–exclusive license under certain proprietary know–how, to design and manufacture certain licensed products to be compatible with the VideoCipher® commercial descrambler module. The VideoCipher® license agreement provides for the payment by the Company of a one–time license fee for the Company’s first model of licensed product and additional one–time license fees for each additional model of licensed product. The VideoCipher® license agreement also provides for the payment by the Company of royalties based upon unit sales of licensed products. Under the DigiCipher® private label agreement, the Company is granted the non–exclusive right to sell DigiCipher® II integrated receiver decoders bearing the Blonder Tongue name for use in the commercial market. The DigiCipher® private label agreement provides for the payment by the Company of a one–time license fee for the Company’s first model of licensed product and additional one–time license fees for each additional model of licensed product.

          During 1996, the Company entered into several software development and license agreements for specifically designed controller and interface software necessary for the operation of the Company’s Video Central™ remote interdiction control system, which is used for remote operation of VideoMask™ signal jammers installed at subscriber locations. These licenses are perpetual and require the payment of a one–time license fee and in one case additional payments, the aggregate of which are not material.

          The Company relies on a combination of contractual rights and trade secret laws to protect its proprietary technologies and know–how. There can be no assurance that the Company will be able to protect its technologies and know–how or that third parties will not be able to develop similar technologies and know–how independently. Therefore, existing and potential competitors may be able to develop products that are competitive with the Company’s products and such competition could adversely affect the prices for the Company’s products or the Company’s market share. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining its competitive position.

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

          In June, 2000, the FCC adopted and issued a Final Rule and Order relating to the re–designation of portions of the 18GHz–frequency band among the various currently allocated services. The Final Rules regarding this issue provided for the grandfathering, for a period of ten years, of certain pre–existing (installed) terrestrial fixed service operators (“TFSOs”) and TFSOs that had made application for a license prior to a certain date. The FCC segmented the 18GHz–frequency band into several sub–bands and provided for varying obligations and rights as between the TFSOs and Fixed Satellite Service Operators (“FSSOs”). Overall, the Final Rules were complex and placed a measure of uncertainty upon TFSOs considering the use of microwave gear in new systems. In November 2002, the FCC issued a Second Order on Reconsideration (the “Second Order”), which redefined the use of the 18 GHz microwave band. Among other things, the Second Order changed the permissible band of transmission for future microwave links from the 18.42 to 18.58 GHz band to the 17.7 GHz to 18.3 GHz band. As a result of the Second Order, the Company’s existing microwave inventory would have to be modified to function within the new frequency band. While the new 18GHz band provides additional channel capacity to the private cable operator, because specialized and expensive equipment will be required to take advantage of this additional bandwidth, the impact on future sales is uncertain at this time. These issues, coupled with the recent advances in the use of fiber optic cable and the inherent superiority in fiber due to its greater bandwidth capability, have resulted in a shift in customer purchases away from microwave gear and toward fiber optics.

Environmental Regulations

          The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2003 and does not anticipate incurring in 2004 material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

          The Company presently holds a permit from the New Jersey Department of Environmental Protection (“NJDEP”), Division of Environmental Quality, Air Pollution Control Program relating to its operation of certain process equipment, which permit expires in May, 2007. The Company has held such a permit for this equipment on a substantially continuous basis since approximately April, 1989. The Company also has authorization under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2007.

Employees

          As of March 8, 2004, the Company employed approximately 269 people, including 189 in manufacturing, 15 in research and development, 11 in quality assurance, 10 in production services, 25 in sales and marketing, and 19 in a general and administrative capacity. 118 of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company expiring in February, 2005. The Company considers its relations with its employees to be good.

ITEM 2.      PROPERTIES

          The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which is owned by the Company. The Old Bridge Facility is encumbered by a mortgage held by Commerce Bank in the principal amount of $3,092,000 as of December 31, 2003.

          Management believes that the Old Bridge Facility is adequate to support the Company’s anticipated needs in 2004. Subject to compliance with applicable zoning and building codes, the Old Bridge real property is large enough to double the size of the plant to accommodate expansion of the Company’s operations should the need arise.

ITEM 3.      LEGAL PROCEEDINGS

          The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003, through the solicitation of proxies or otherwise.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company’s common stock has been traded on the American Stock Exchange since the Company’s initial public offering on December 14, 1995. The following table sets forth for the fiscal quarters indicated, the high and low sale prices for the Company’s Common Stock on the American Stock Exchange.

Market Information

Fiscal Year Ended December 31, 2003:	High	Low

First Quarter	$1.85	$1.30
Second Quarter	2.31	1.43
Third Quarter	2.56	1.89
Fourth Quarter	3.30	1.91

Fiscal Year Ended December 31, 2002:	High	Low

First Quarter	$3.86	$3.20
Second Quarter	3.62	2.70
Third Quarter	2.70	1.10
Fourth Quarter	2.25	1.09

          The Company’s Common Stock is traded on the American Stock Exchange under the symbol “BDR”.

Holders

          As of March 19, 2004, the Company had approximately 80 holders of record of the Common Stock. Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

Dividends

          The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Other than in connection with certain “S” corporation distributions prior to its initial public offering, the Company has never declared or paid any cash dividends on its Common Stock. Any determination to pay dividends in the future is at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. The Company’s loan agreement with Commerce Bank, N.A. prohibits the payment of cash dividends by the Company on its Common Stock.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

          The selected consolidated statement of operations data presented below for each of the years ended December 31, 2003, 2002 and 2001, and the selected consolidated balance sheet data as of December 31, 2003 and 2002, are derived from, and are qualified by reference to, the restatement of consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10–K/A. The selected consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the selected consolidated balance sheet data as of December 31, 2001, 2000 and 1999 are derived from audited consolidated financial statements not included herein. The data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the restated consolidated financial statements, notes thereto and other financial and statistical information appearing elsewhere herein.

          Certain amounts previously reported for the years ended December 31, 2003, 2002 and 2001 have been restated. (See notes 2 and 3 to the consolidated financial statements for a description of the restatements).

	(as restated)

	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$35,437	$46,951	$53,627	$70,196	$56,805
Cost of goods sold (2)	25,948	34,718	37,460	46,974	39,074

Gross profit	9,489	12,233	16,167	23,222	17,731

Operating expenses: Selling, general and administrative	9,837	9,060	11,209	13,572	13,598
Research and development	1,833	1,972	2,200	2,125	2,070

Total operating expenses	11,670	11,032	13,409	15,697	15,668

Earnings (loss) from operations(2)	(2,181)	1,201	2,758	7,525	2,063
Interest expense, net	1,105	1,074	1,369	1,938	2,002
Equity in loss of Blonder Tongue Telephone, LLC	154	—	—	—	—

Earnings (loss) before income taxes	(3,440)	127	1,389	5,587	61
Provision (benefit) for income taxes(2)	(318)	43	509	2,011	2

Earnings (loss) before cumulative effect of change in accounting principle (2)	(3,122)	84	880	3,576	59
Cumulative effect of change in accounting principle, net of tax (1)	—	(6,886)	—	—	—

Net (loss) earnings (2)	$(3,122)	$(6,802)	$880	$3,576	$59

Basic earnings (loss) per share before cumulative effect of change in accounting principle (2)	$(0.41)	$0.01	$0.12	$0.47	$0.01
Cumulative effect of change in accounting principle, net of tax	—	(0.90)	—	—	—

Basic earnings (loss) per share (2)	$(0.41)	$(0.89)	$0.12	$0.47	$0.01

Basic weighted average shares outstanding	7,654	7,604	7,613	7,620	7,916
Diluted earnings (loss) per share before cumulative effect of change in accounting principle (2)	$(0.41)	$0.01	$0.12	$0.47	$0.01
Cumulative effect of change in accounting principle, net of tax	—	(0.90)	—	—	—

Diluted earnings (loss) per share (2)	$(0.41)	$(0.89)	$0.12	$0.47	$0.01

Diluted weighted average shares outstanding	7,654	7,604	7,637	7,632	7,958

	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Working capital (2)	$11,591	$29,635	$30,527	$27,154	$25,456
Total assets (2)	47,990	52,375	64,191	62,834	66,076
Long–term debt (including current maturities)	12,946	16,910	16,195	16,184	20,607
Stockholders’ equity (2)	30,885	32,585	39,625	39,096	35,247

__________________

(1)	Effective January 1, 2002, the Company implemented FAS 142, which resulted in the write off of $10,760 of the net book value of goodwill, offset by the future tax benefit thereof in the amount of $3,874.

(2)	Amounts previously reported for the years ended December 31, 2003, 2002 and 2001 have been restated. (See notes 2 and 3 to the consolidated financial statements for a description of the restatements).

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of the Company’s historical results of operations and liquidity and capital resources should be read in conjunction with “Selected Consolidated Financial Data” and the restated consolidated financial statements of the Company and notes thereto appearing elsewhere herein.

Overview

          The Company was incorporated in November, 1988, under the laws of Delaware as GPS Acquisition Corp. for the purpose of acquiring the business of Blonder–Tongue Laboratories, Inc., a New Jersey corporation which was founded in 1950 by Ben H. Tongue and Isaac S. Blonder to design, manufacture and supply a line of electronics and systems equipment principally for the Private Cable industry. Following the acquisition, the Company changed its name to Blonder Tongue Laboratories, Inc.

          The Company’s success is due in part to management’s efforts to leverage the Company’s reputation by broadening its product line to offer one–stop shop convenience to private cable and franchise cable system integrators and to deliver products having a high performance–to–cost ratio.

          In December, 1995, the Company successfully concluded an initial public offering of 2,200,000 shares of its Common Stock. Thereafter, in January 1996, the Company’s underwriters exercised their over–allotment option, as a result of which an additional 181,735 shares of the Company’s Common Stock were sold. The proceeds received by the Company from the sale of its Common Stock in the offering (including shares sold pursuant to the over–allotment option), net of expenses of the offering and certain S Corporation distributions to the Company’s principal stockholders, were approximately $14,045,000. These funds were used to acquire the Company’s Old Bridge Facility and to reduce the Company’s outstanding bank debt. The Company has further enhanced its liquidity through a long–term loan secured by a mortgage against the Old Bridge Facility.

          On March 26, 1998, the Company acquired all of the assets and technology rights, including the SMI Interdiction product line, of the interdiction business (the “Interdiction Business”) of Scientific–Atlanta, Inc. (“Scientific”) for a purchase price consisting of (i) $19 million in cash, (ii) 67,889 shares of the Company’s common stock, (iii) a warrant to purchase 150,000 additional shares of the Company’s common stock at an exercise price of $14.25 per share and (iv) assumption by the Company of certain obligations under executory contracts with vendors and customers and certain warranty obligations and other current liabilities of the Interdiction Business. The Company is utilizing the SMI Interdiction product line acquired from Scientific, which has been engineered primarily to serve the franchise cable market, as a supplement to the Company’s VideoMask™ Interdiction products, which are primarily focused on the private cable market.

          During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights–of–entry for certain multiple dwelling unit cable television systems (the “Systems”) owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, 90% of the outstanding capital stock of which is owned by the Company, acquired the Systems, which are comprised of approximately 3,070 existing MDU cable television subscribers and approximately 7,520 passings. BDR Broadband paid approximately $1,880,000 for the Systems, subject to adjustment, which constitutes a purchase price of $575 per subscriber. The final closing date for the transaction was on October 1, 2002. The Systems were cash flow positive beginning in the first year. To date, the Systems have been upgraded with approximately $890,000 of interdiction and other products of the Company. It is planned that the Systems will be upgraded with approximately $500,000 of additional interdiction and other products of the Company over the course of operation. During July, 2003, the Company purchased the 10% interest in BDR Broadband that had been originally owned by Paradigm Capital Investments, LLC, for an aggregate purchase price of $35,000, resulting in an increase in the Company’s stake in BDR Broadband from 80% to 90%.

          In consideration for its majority interest in BDR Broadband, the Company advanced to BDR Broadband $250,000, which was paid to the sellers as a down payment against the final purchase price for the Systems. The Company also agreed to guaranty payment of the aggregate purchase price for the Systems by BDR Broadband. The approximately $1,630,000 balance of the purchase price was paid by the Company on behalf of BDR Broadband on November 30, 2002, pursuant to the terms and in satisfaction of certain promissory notes (the “Seller Notes”) executed by BDR Broadband in favor of the sellers.

          The Company believes that similar opportunities currently exist to acquire additional rights–of–entry for multiple dwelling unit cable television systems at historically low prices. The Company also believes that the model it devised for acquiring and operating the Systems will be successful and can be replicated for other transactions with the same or new venture partners. While the Company is not actively seeking opportunities to acquire additional rights–of–entry at the present time, if such opportunities arise, the Company would evaluate and consider them. Moreover, even if attractive opportunities arise, the Company may need financing to acquire the rights–of–entry for such cable systems. Given that financing may not be available on acceptable terms or at all, the Company may be unable to pursue these opportunities.

          In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC (“NetLinc”) and a 35% minority interest in Blonder Tongue Telephone, LLC (“BTT”) (to which the Company has licensed its name). The aggregate purchase price consisted of (i) up to $3,500,000 payable over a minimum of two years, plus (ii) 500,000 shares of the Company’s common stock. NetLinc owns patents, proprietary technology and know–how for certain telephony products that allow Competitive Local Exchange Carriers (“CLECs”) to competitively provide voice service to MDUs.  Certain distributorship agreements were also concurrently entered into among NetLinc, BTT and the Company pursuant to which the Company ultimately acquired the right to distribute NetLinc’s telephony products to private and franchise cable operators as well as to all buyers for use in MDU applications.  BTT partners with CLECs to offer primary voice service to MDUs, receiving a portion of the line charges due from the CLECs’ telephone customers, and the Company offers for sale a line of telephony equipment to complement the voice service.

          As a result of NetLinc’s inability to retain a contract manufacturer to manufacture and supply the products in a timely and consistent manner in accordance with the requisite specifications, in September, 2003 the parties agreed to restructure the terms of their business arrangement entered into in March, 2003. The restructured business arrangement was accomplished by amending certain of the agreements previously entered into and entering into certain new agreements. Some of the principal terms of the restructured arrangement include increasing the Company’s economic ownership in NetLinc from 20% to 50% and in BTT from 35% to 50%, all at no additional cost to the Company. The cash portion of the purchase price in the venture was decreased from $3,500,000 to $1,166,667 and the then outstanding balance of $342,000 was paid in installments of $50,000 per week until it was paid in full in October, 2003. In addition, of the 500,000 shares of common stock issued to BTT as the non–cash component of the purchase price (fair valued at $1,030,000), one–half (250,000 shares) have been pledged to the Company as collateral to secure BTT’s obligation to repay the $1,167,667 cash component of the purchase price to the Company via preferential distributions of cash flow under BTT’s limited liability company operating agreement. Under the restructured arrangement, the Company can purchase similar telephony products directly from third party suppliers other than NetLinc and, in connection therewith, the Company would pay certain future royalties to NetLinc and BTT from the sale of these products by the Company. While the distributorship agreements among NetLinc, BTT and the Company have not been terminated, the Company does not anticipate purchasing products from NetLinc in the near term. NetLinc, however, continues to own intellectual property, which may be further developed and used in the future to manufacture and sell telephony products under the distributorship agreements.

          In addition to receiving incremental revenues associated with its direct sales of the telephony products, the Company also anticipates receiving a portion of BTT’s net income derived from voice–service revenues through its 50% stake in BTT. While the events related to the restructuring resulted in a delay in the Company’s anticipated 2003 revenue stream from the sale of telephony products, the Company believes that these revised terms are beneficial and will result in the Company enjoying higher gross margins on telephony equipment unit sales as well as an incrementally higher proportion of telephony service revenues. Material incremental revenues associated with the sale of telephony products are not presently anticipated to be received until at least the third quarter of 2004.

Restatement

          Subsequent to the Company’s issuance of its consolidated financial statements for the year ended December 31, 2003, the Company determined that a vendor’s account payable balance was incorrectly recorded in 2001 and 2002 due to certain inventories that were received from the vendor and not correctly recorded. These incorrect entries resulted in accounts payable being understated in 2001 and 2002, cost of goods sold being understated in 2001 and 2002, net income being overstated in 2001 and net loss being understated in 2002 and 2003. The Company restated its consolidated financial statements for each of the three–years ended December 31, 2003 to reflect the correction of the vendor’s account payable balance and the related impact to costs of goods sold. See Note 2 to the consolidated financial statements for a description of the restatement. In addition, as reported in the Company’s Form 10–Q for the quarter ended June 30, 2004, the Company reclassified certain inventory not anticipated to be sold in the succeeding twelve months as non–current and reflected such reclassification on the December 31, 2003 balance sheet. The restatement also reflects this reclassification of certain inventory as non–current. See Note 3 to the consolidated financial statements for a description of the reclassification of inventory.

Results of Operations

          The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data (as restated) as a percentage of net sales. The Company believes that the product sales in 2004 will be slightly better than in 2003, with increases in the telephony and high speed data product lines accounting for most of the growth. Gross margin, although impossible to predict due to the dependence on product mix, is expected to remain relatively constant.

	Year Ended December 31,

	2003	2002	2001
		As Restated

Net sales	100.0%	100.0%	100.0%
Costs of goods sold	73.2	73.9	69.9
Gross profit	26.8	26.1	30.1
Selling expenses	10.5	8.7	9.3
General and administrative expenses	17.3	10.6	11.6
Research and development expenses	5.2	4.2	4.1
Earnings (loss) from operations	(6.2)	2.6	5.1
Other expense, net	3.5	2.3	2.5
Earnings (loss) before income taxes and before cumulative effect of change in accounting principle	(9.7)	.3	2.6

2003 Compared with 2002

          Net Sales. Net sales decreased $11,514,000 or 24.5% to $35,437,000 in 2003 from $46,951,000 in 2002. The decrease is attributed to a decrease in capital spending by cable system operators and weak overall economic conditions. The decrease in capital spending by cable system operators was, in part, the result of the bankruptcy of WSNET, which had been a leading provider of programming to the private cable industry. As a result of this event, demand for the Company’s digital products, particularly its Motorola set–top box and QQQT transcoder line, were adversely affected. Digital product sales were $3,312,000 in 2003 compared to $6,265,000 in 2002. Included in net sales are revenues from BDR Broadband of $1,094,000 and $250,000 for 2003 and 2002, respectively.

          Cost of Goods Sold. Cost of goods sold decreased to $25,948,000 for 2003 from $34,718,000 for 2002 and decreased as a percentage of sales to 73.2% from 73.9%. The decrease as a percentage of sales is primarily attributable to a higher portion of sales during 2003 being comprised of higher margin products, offset by an increase in the inventory reserve of $1,576,000 in 2003 as compared to an increase in inventory reserve of $500,000 in 2002.

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

          Operating Income (Loss). Operating loss of $2,181,000 for 2003 represents a decrease of $3,382,000 from operating income of $1,201,000 for 2002. Operating income (loss) as a percentage of sales decreased to (6.2%) in 2003 from 2.6% in 2002.

          Interest Expense. Interest expense increased to $1,105,000 in 2003 from $1,074,000 in 2002. The increase is the result of higher average borrowing and higher interest rates.

          Income Taxes. The provision (benefit) for income taxes for 2003 decreased to a benefit of $318,000 from an expense of $43,000 for 2002 as a result of the current year loss of $3,440,000 as compared to income of $127,000 in 2002. The benefit for the current year loss has been subject to a valuation allowance of $1,028,000 since the realization of the deferred tax benefit is not considered more likely than not.

          Cumulative Effect of Change in Accounting Principle. During the first three months of 2002, the Company implemented FAS 142, which resulted in the write off of $10,760,000 of the net book value of goodwill, offset by the future tax benefit thereof in the amount of $3,874,000. The net cumulative effect of this change in accounting principles was a one–time non–recurring $6,886,000 charge against earnings in the first three months of 2002.

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

          Cost of Goods Sold. Cost of goods sold decreased to $34,718,000 for 2002 from $37,460,000 for 2001, primarily due to decreased volume, and increased as a percentage of sales to 73.9% in 2002 from 69.9% in 2001. The increase as a percentage of sales was caused primarily by a greater proportion of sales during the period being comprised of lower margin products, including the Motorola QAM decoder which was introduced in the fourth quarter of 2001.

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

          Earnings from Operations. Earnings from operations decreased 56.5% to $1,201,000 in 2002 from $2,758,000 in 2001. Earnings from operations as a percentage of sales decreased to 2.6% in 2002 from 5.1% in 2001.

          Other Income (Expense). Other income (expense) consisted of $1,074,000 of interest expense in 2002. Other income (expense) in 2001 consisted of $1,369,000 of interest expense. The decrease in interest expense is primarily attributable to a reduction in the Company’s long term debt and lower average interest rates.

          Income Taxes. The provision for income taxes for 2002 decreased to $43,000 from $509,000 in 2001, as a result of a decrease in taxable income. The effective tax rate decreased to 34% in 2002 from 36.6% in 2001 due to a writeoff of overaccrued federal and state taxes.

          Cumulative Effect. During the year ended December 31, 2002, the Company implemented FAS 142, which resulted in the write off of $10,760,000 of the net book value of goodwill, offset by the future tax benefit thereof in the amount of $3,874,000. The net cumulative effect of this change in accounting principles was a non–recurring $6,886,000 charge against earnings in the first three months of 2002.

Inflation and Seasonality

          Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2003 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

          As of December 31, 2003 and 2002, the Company’s working capital was $11,591,000 and $29,635,000, respectively. The decrease in working capital is attributable primarily to a reclassification of $11,106,000 of inventory to non–current, a decrease of long–term debt of $3,964,000 and an investment in Blonder Tongue Telephone, LLC of $1,167,000.

          The Company’s net cash provided by operating activities for the year ended December 31, 2003 was $5,686,000 primarily due to a reduction of $2,596,000 in inventory and $671,000 in accounts receivable and an increase in accounts payable and accrued expenses of $1,474,000, compared to net cash provided by operating activities for the year ended December 31, 2002 of $1,257,000.

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

          Cash used in financing activities was $4,080,000 for the period ended December 31, 2003, comprised primarily of repayment of long–term debt of $14,460,000 offset by $10,496,000 in borrowing of long term debt.

          On March 20, 2002 the Company entered into a credit agreement with Commerce Bank, N.A. for a $19,500,000 credit facility, comprised of (i) a $7,000,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003, (ii) a $9,000,000 term loan which bore interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants and (iii) a $3,500,000 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company’s assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The initial maturity date of the line of credit with Commerce Bank was March 20, 2004. The term loan requires equal monthly principal payments of $187,000 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19,000 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender’s option.

          In November 2003, the Company’s credit agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning November 1, 2003, the revolving line of credit bore interest at the prime rate plus 1.5%, with a floor of 5.5% (5.5% at December 31, 2003), and the term loan bore interest at a fixed rate of 7.5%. Beginning December 1, 2003, the term loan required equal monthly principal payments of $193,000 plus interest with a final payment on April 1, 2006 of all remaining unpaid principal and interest.

          At March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, the Company was unable to meet one of its financial covenants required under its credit agreement with Commerce Bank, which non–compliance was waived by the Bank effective as of each such date.

          In March 2004, the Company’s credit agreement with Commerce Bank was amended to (i) extend the maturity date of the line of credit until April 1, 2005, (ii) reduce the maximum amount that may be borrowed under the line of credit to $6,000,000, (iii) suspend the applicability of the cash flow coverage ratio covenant until March 31, 2005, (iv) impose a new financial covenant requiring the Company to achieve certain levels of consolidated pre–tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2004, and (v) require that the Company make a prepayment against its outstanding term loan to the Bank equal to 100% of the amount of any prepayment received by the Company on its outstanding note receivable from a customer, up to a maximum amount of $500,000.

          At December 31, 2003, there was $4,136,000 outstanding under the revolving line of credit. The Company has the ability to borrow $2,864,000 under its line of credit, however only $2,167,000 was available at December 31, 2003, based on the Company’s current collateral. This commitment expires on April 1, 2005.

          The average amount outstanding on the Company’s line of credit during 2003 was $5,269,000 at a weighted average interest rate of 5.0%. The maximum amount outstanding on the line of credit during 2003 was $6,171,000.

          The Company has from time to time experienced short–term cash requirement issues. In 2002, the Company paid approximately $1,880,000 in connection with acquiring its majority interest in BDR Broadband and paying off the Seller Notes for BDR Broadband. In addition, the Company will incur additional obligations related to royalties, if any, in connection with its $1,167,000 cash investments during 2003, in NetLinc and BTT. While the Company’s existing lender agreed to allow the Company to fund both the BDR Broadband obligations and the NetLinc/BTT obligations using its line of credit, such lender did not agree to increase the maximum amount available under such line of credit. These expenditures, coupled with the March 2004 amendment to the Company’s credit agreement with Commerce Bank described above, and certain near–term funding requirements relating to the purchase of a large quantity of high–speed data products, will reduce the Company’s working capital. The Company is exploring various alternatives to enhance its working capital, including inventory–related pricing and product reengineering efforts, as well as restructuring its long–term debt with Commerce Bank or seeking alternative financing. During 2003, BDR Broadband had positive cash flow, which is expected to continue in 2004. As such, BDR Broadband is not presently anticipated to adversely impact the Company’s working capital.

Contractual Obligations and Commitments

     At December 31, 2003, the Company’s contractual obligations and commitments to make future payments are as follows:

	Payment Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years

Long–Term Debt Obligations	$12,473,000	$3,043,000	$7,039,000	$466,000	$1,925,000
Capital Lease Obligations	473,000	158,000	315,000	—	—
Operating Leases	120,000	89,000	31,000	—	—
Purchase Commitments (1)	17,489,000	17,489,000	—	—	—
Consulting Agreement	152,000	152,000	—	—	—
Interest on Long–Term Debt and Capital Lease Obligations	1,999,000	779,000	752,000	324,000	144,000

Total Contractual Obligations	$32,706,000	$21,710,000	$8,137,000	$790,000	$2,069,000

________

(1)	Purchase commitments consist primarily of obligations to purchase certain raw materials and finished goods inventory to be utilized in the ordinary course of business.

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

Inventory and Obsolescence

     The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company anticipates that certain products will not be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months, have been classified as non–current. This procedure has been applied to the December 31, 2003 inventories and, accordingly, $11,106,000 has been reclassified from current assets to non–current and current deferred income tax assets of $1,390,000 (related to the reserve for excess inventory) have also been reclassified to non–current.

     Over 60% of the non–current inventories are comprised of raw materials. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition the Company has instituted additional marketing programs to dispose of the slower moving inventories.

     The Company continually analyzes its slow–moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. During 2003 and 2002, the Company recorded an increase to its reserve of $1,576,000 and $500,000 respectively. The Company believes reserves are adequate and inventories are reflected at net realizable value.

Accounts Receivable and Allowance for Doubtful Accounts

     Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances. Management’s estimates of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowances and net income. As these factors are difficult to predict and are subject to future events that may alter management assumptions, these allowances may need to be adjusted in the future.

Long–Lived Assets

     On a periodic basis, management assesses whether there are any indicators that the value of the Company’s long–lived assets may be impaired. An asset’s value may be impaired only if management’s estimate of the aggregate future cash flows, on an undiscounted basis, to be generated by the asset are less than the carrying value of the asset.

     If impairment has occurred, the loss shall be measured as the excess of the carrying amount of the asset over the fair value of the long–lived asset. The Company’s estimates of aggregate future cash flows expected to be generated by each long–lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities, and activities of another entity. Many variable interest entities have commonly been referred to as special–purpose entities or off–balance sheet structures. In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The Company believes that the adoption of FIN 46 will not have a material impact on the Company’s financial position, results of operations or cash flows.

     In July 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur to be classified as liabilities, not as part of shareholders’ equity. This pronouncement does not currently impact the Company’s financial position, results of operations or cash flows.

     Emerging Issues Task Force (“EITF”) Issue No. 00–21, “Revenue Arrangements with Multiple Deliverables,” is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The EITF addresses the accounting for revenue generating arrangements involving multiple deliverables. This EITF does not currently apply to the Company.

Additional Factors That May Affect Future Results and Market Price of Stock

     Blonder Tongue’s business operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. The following discussion highlights some of these risks, which are not otherwise addressed elsewhere in this Annual Report. There can be no assurance that the Company will anticipate the evolution of industry standards in cable television or the communications industry generally, changes in the market and customer needs, or that technologies and applications under development by the Company will be successfully developed, or if they are successfully developed, that they will achieve market acceptance. The competition to attract and retain highly skilled engineering, manufacturing, marketing and managerial personnel is intense. Capital spending by cable operators for constructing, rebuilding, maintaining or upgrading their systems (upon which the Company’s sales and profitability are dependent) is dependent on a variety of factors, including access to financing, demand for their cable services, availability of alternative video delivery technologies, and general economic conditions. Factors such as announcements of technological innovations or new products by the Company, its competitors or third parties, quarterly variations in the Company’s actual or anticipated results of operations, market conditions for emerging growth stocks or cable industry stocks in general, or the failure of revenues or earnings in any quarter to meet the investment community’s expectations, may cause the market price of the Company’s Common Stock to fluctuate significantly. The stock price may also be affected by broader market trends unrelated to the Company’s performance.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                         The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At December 31, 2003 and 2002 the principal amount of the Company’s aggregate outstanding variable rate indebtedness was $4,136,000 and $5,650,000, respectively. A hypothetical 100 basis point adverse change in interest rates would have had an annualized unfavorable impact of approximately $41,000 and $57,000, respectively, on the Company’s earnings and cash flows based upon these year–end debt levels. At December 31, 2003, the Company did not have any derivative financial instruments.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Incorporated by reference from the consolidated financial statements and notes thereto of the Company, which are attached hereto beginning on page 31.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE

                         Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

                         Under the supervision and with the participation of its principal executive officer and principal financial officer, the Company evaluated the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based upon the evaluation, when the original Form 10–K was filed, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. In October, 2004, subsequent to the original Form 10–K filing, the Company identified an error in accounting for inventories received that were not correctly recorded. This error resulted in a vendor’s account payable balance being understated and the related understatement of cost of goods sold. As a result, the Company concluded that its previously reported financial statements for each of the three years ended December 31, 2003 should be restated to reflect the increase in accounts payable and related increase to cost of goods sold and deferred income taxes. See Note 2 to the consolidated financial statements for a description of the restatement. In addition, in August, 2004 the Company determined that as of December 31, 2003 certain products would not be sold in the next twelve months. Accordingly, $11,106,000 of inventories have been reclassified as non-current inventory as of December 31, 2003. See Notes 1(c) and 3 to the consolidated financial statements for a description of the inventory reclassification.

                         In connection with the completion of its audit of the issuance of the Company’s restated consolidated financial statements for the fiscal years ended December 31, 2001, 2002 and 2003, the Company’s independent auditors, BDO Seidman, LLP (“BDO”), communicated to the Company’s Audit Committee that the following matters involving the Company’s internal controls and operations were considered to be “reportable conditions,” as defined under standards established by the American Institute of Certified Public Accountants or AICPA:

                         •      Lack of reconciliation of accounts payable balances to vendor accounts.

                         •      inadequate review of details of accounts payable.

                         •      inadequate review of slow moving inventories.

                         Reportable conditions are matters coming to the attention of the independent auditors that in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect the Company’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO has advised the Company that they consider these matters, which are listed above, to be a “material weaknesses” that may increase the possibility that a material misstatement in the Company’s financial statements might not be prevented or detected by its employees in the normal course of performing their assigned functions.

                         To remediate these weaknesses, in August, 2004 the Company instituted procedures to review inventory quantities against sales projections and in November, 2004 the Company instituted procedures to reconcile accounts payable to vendor accounts and also modified certain accounts payable and inventory related policies and procedures, provided education regarding such policies and procedures to relevant staff members and has implemented enhanced monitoring of such policies and procedures and related accounting policies. In connection with restating the Company’s financial statements as provided in this Form 10–K/A, the Company, under the supervision and with the participation of its principal executive officer and principal financial officer, has concluded that, as a result of the foregoing modifications to certain policies and procedures, the Company believes the deficiencies have been remediated. The Company’s principal executive officer and principal financial officer did not note any other deficiencies in the Company’s disclosure controls and procedures during their evaluation. Other than the matters discussed above, the Company’s principal executive officer and principal financial officer have determined that the Company’s disclosure controls and procedures were effective as of December 31, 2003 in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote; however, the Company’s principal executive officer and principal financial officer have concluded that, other than as noted above, the Company’s disclosure controls and procedures were effective at a reasonable assurance level. The Company continues to monitor the effectiveness of its disclosure controls and procedures on an ongoing basis.

                         In addition, the Company reviewed its internal control over financial reporting and there have been no changes during the Company’s fourth fiscal quarter of 2003 in the Company’s internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         The information about the Company’s directors and executive officers, its Audit Committee and the Audit Committee’s “audit committee financial expert,” and the procedures by which nominees are recommended to the Board, is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2004 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2004 Annual Meeting of Stockholders.

                         Each of the Company’s directors, officers and employee are required to comply with the Blonder Tongue Laboratories, Inc. Code of Ethics adopted by the Company. The Code of Ethics sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company’s business. The Code of Ethics is available on the Company’s website at www.blondertongue.com, under the “Investor Relations–Code of Ethics” captions. The Company will post to its website any amendments to the Code of Ethics, or waiver from the provisions thereof for executive officers or directors, under the “Investor Relations–Code of Ethics” caption.

ITEM 11.      EXECUTIVE COMPENSATION

                       Information about director and executive compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation,” “Executive Compensation,” “Report of Compensation Committee on Executive Compensation Policies” and “Comparative Stock Performance” in the Company’s proxy statement for its 2004 Annual Meeting of Stockholders.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                       AND RELATED STOCKHOLDER MATTERS

                       Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2004 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLANS

                       The following table provides certain summary information as of December 31, 2003, concerning compensation plans (including individual compensation arrangements) of the Company under which shares of the Company’s Common Stock may be issued.

Equity Compensation Plan Information
Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights(#)	Weighted–Average Exercise Price Of Outstanding Options, Warrants And Rights($)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In The First Column) (#)

Equity Compensation Plans Approved By Securities Holders	1,219,611	$5.19	161,328(1)
Equity Compensation Plans Not Approved By Securities Holders	10,000(2)	$6.88	0
Total	1,229,611	$5.20	161,328

________
(1)	Includes 25,000 shares of the Company’s Common Stock available for issuance as restricted stock under the 1995 Long Term Incentive Plan (the “1995 Plan”).

(2)	In 1996 the Board of Directors granted a non–plan, non–qualified option for 10,000 shares of the Company’s Common Stock to Gary P. Scharmett at an original exercise price of $10.25 per share, which was repriced to $6.88 per share on September 17, 1998. The option expires in 2006. At the time of the grant, Mr. Scharmett was not a director of the Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                       Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2004 Annual Meeting of Stockholders.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

                       Information about procedures related to the engagement of the independent auditors and fees and services paid to the independent auditors is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Auditors” and “Pre–Approval Policy for Services by Independent Auditors” in the Company’s proxy statement for its 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements and Supplementary Data.

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

(b)           On November 12, 2003, the Company filed a Form 8–K relating to Item 12 of such Form. The information under Item 12 related to the Company’s November 10, 2003 press release announcing its unaudited financial results for the third quarter ended September 30, 2003.

(c)      Index to Exhibits:

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S–1 Registration Statement No. 33–98070, filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.2 to Registrant’s S–1 Registration Statement No. 33–98070, filed October 12, 1995, as amended.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S–1 Registration Statement No. 33–98070, filed October 12, 1995, as amended.

10.1	Consulting Agreement, dated January 1, 1995, between Blonder Tongue Laboratories, Inc. and James H. Williams.	Incorporated by reference from Exhibit 10.3 to Registrant’s S–1 Registration Statement No. 33–98070, filed October 12, 1995, as amended.

10.2	1994 Incentive Stock Option Plan.	Incorporated by reference from Exhibit 10.5 to Registrant’s S–1 Registration Statement No. 33–98070, filed October 12, 1995, as amended.

10.3	1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s S–1 Registration Statement No. 33–98070, filed October 12, 1995, as amended.

10.4	First Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 10.5(a) to Registrant’s Quarterly Report on Form 10–Q for the period ended March 31, 1997.

10.5	Second Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.3 to S–8 Registration Statement No. 333–52519 originally filed on May 13, 1998.

10.6	Third Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.4 to S–8 Registration Statement No. 333–37670, originally filed May 23, 2000.

10.7	Fourth Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.5 to S–8 Registration Statement No. 33–96993, originally filed July 24, 2002.

10.8	Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Appendix B to Registrant’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed March 27, 1998.

10.9	First Amendment to the Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Exhibit 4.2 to S–8 Registration Statement No. 333–111367, originally filed on December 19, 2003.

10.10	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.10 to Registrant’s S–1 Registration Statement No. 33–98070, filed October 12, 1995, as amended.

Exhibit #	Description	Location
10.11	VideoCipher® IICM Commercial Descrambler Module Master Purchase and License Agreement, dated August 23, 1990, between Blonder Tongue Laboratories, Inc. and Cable/Home Communication Corp.	Incorporated by reference from Exhibit 10.11 to Registrant’s S–1 Registration Statement No. 33–98070, filed October 12, 1995, as amended.

†10.12	Patent License Agreement, dated August 21, 1995, between Blonder Tongue Laboratories, Inc. and Philips Electronics North America Corporation.	Incorporated by reference from Exhibit 10.12 to Registrant’s S–1 Registration Statement No. 33–98070, filed October 12, 1995, as amended.

†10.13	Interdiction Technology License Agreement, dated August 21, 1995, between Blonder Tongue Laboratories, Inc. and Philips Broadband Networks, Inc.	Incorporated by reference from Exhibit 10.13 to Registrant’s S–1 Registration Statement No. 33–98070, filed October 12, 1995, as amended.

10.14	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.22 to S–1 Registration Statement No. 33–98070, filed October 12, 1995, as amended.

10.15	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10–Q for the period ended March 31, 1997, filed May 13, 1997.

10.16	Second Amendment to Consulting and Non–Competition Agreement between Registrant and James H. Williams, dated as of June 30, 2000.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10–Q for the period ended June 30, 2000, filed August 14, 2000.

10.17	Loan and Security Agreement dated March 20, 2002 between Blonder Tongue Laboratories, Inc. and Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10–Q for the period ending March 31, 2002, filed May 15, 2002.

10.18	Revolving Credit Note dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10–Q for the period ending March 31, 2002, filed May 15, 2002.

10.19	Term Loan A Note dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10–Q for the period ending March 31, 2002, filed May 15, 2002.

10.20	Term Loan B Note dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10–Q for the period ending March 31, 2002, filed May 15, 2002.

10.21	Mortgage, Security Agreement and Fixture Filing dated March 20, 2002, between Blonder Tongue Laboratories, Inc. and Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10–Q for the period ending March 31, 2002, filed May 15, 2002.

10.22	Assignment of Rents and Leases made by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10–Q for the period ending March 31, 2002, filed May 15, 2002.

10.23	Patent Security Agreement dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10–Q for the period ending March 31, 2002, filed May 15, 2002.

Exhibit #	Description	Location
10.24	Trademark Security Agreement dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10–Q for the period ending March 31, 2002, filed May 15, 2002.

10.25	Surety Agreement dated March 20, 2002 by Blonder Tongue Investment Company in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10–Q for the period ending March 31, 2002, filed May 15, 2002.

10.26	Capital Contribution Agreement between Blonder Tongue Telephone, LLC, Resource Investment, LLC, H. Tyler Bell, NetLinc Communications, LLC and Blonder Tongue Laboratories, Inc., dated March 26, 2003.	Incorporated by referenced from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10–Q for the period ending March 31, 2003 and filed May 15, 2003.

10.27	Amendment to Capital Contribution Agreement and Termination of Letter Agreement among Blonder Tongue Telephone, LLC, Resource Investment Group, LLC, H. Tyler Bell, NetLinc Communications, LLC and Blonder Tongue Laboratories, Inc., dated as of September 11, 2003.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10–Q for the period ending September 30, 2003, filed November 14, 2003.

10.28	Loan and Security Agreement dated November 19, 2003 between Blonder Tongue Laboratories, Inc. and Robert J. Pallé, Jr.	Incorporated by reference from Exhibit 10.28 to Registrant’s Annual Report on Form 10–K for the period ending December 31, 2003, filed March 30, 2004.

10.29	Non–Recourse Line of Credit Note dated November 19, 2003 by Blonder Tongue Laboratories, Inc. in favor of Robert J. Pallé, Jr.	Incorporated by reference from Exhibit 10.29 to Registrant’s Annual Report on Form 10–K for the period ending December 31, 2003, filed March 30, 2004.

10.30	First Amendment and Waiver to Loan and Security Agreement between Blonder Tongue Laboratories, Inc. and Commerce Bank, N.A., dated November 14, 2003.	Incorporated by reference from Exhibit 10.30 to Registrant’s Annual Report on Form 10–K for the period ending December 31, 2003, filed March 30, 2004.

10.31	Collateral Pledge Agreement between Blonder Tongue Laboratories, Inc. and Commerce Bank, N.A., dated November 14, 2003.	Incorporated by reference from Exhibit 10.31 to Registrant’s Annual Report on Form 10–K for the period ending December 31, 2003, filed March 30, 2004.

21	Subsidiaries of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 21 to Registrant’s Annual Report on Form 10–K for the period ending December 31, 2003, filed March 30, 2004.

23	Consent of BDO Seidman, LLP.	Filed herewith.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.	Filed herewith.

______________________________

†   Certain portions of exhibit have been afforded confidential treatment by the Securities and Exchange Commission.

                       Exhibits 10.1 – 10.9, 10.15 and 10.16 represent management contracts or compensation plans or arrangements.

(d)                  Financial Statement Schedules:

                       Report of BDO Seidman, LLP on financial statement schedule is included on page 55 of this Annual Report on Form 10–K.

                       The following financial statement schedule is included on page 56 of this Annual Report on Form 10–K:

                       Schedule II. Valuation and Qualifying Accounts and Reserves

                       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the applicable instructions or are inapplicable and therefore have been omitted.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:
Old Bridge, New Jersey

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As explained in Note 1 to the consolidated financial statements, effective January 1, 2002, Blonder Tongue Laboratories, Inc., and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As explained in Note 2 to the consolidated financial statements, Blonder Tongue has restated its consolidated financial statements for each of the three years in the period ended December 31, 2003 to reflect a correction to accounts payable, the related impact to cost of goods sold and deferred taxes. Also as explained in Notes 1(c) and 3 in the consolidated financial statements, Blonder Tongue has reclassified certain inventories to non-current as of December 31, 2003.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey

February 27, 2004, except for Note 5
for which the date is March 29, 2004
and Notes 1(c), 2 and 3 for which the date is November 19, 2004.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)
(as restated)

	December 31,

	2003	2002
Assets (Note 5)
Current assets:
Cash	$195	$258
Accounts receivable, net of allowance for doubtful accounts of $1,192 and $715 respectively (Note 9)	5,682	6,713
Inventories, net (Note 3)	9,482	24,760
Notes receivable (Note 15)	627	459
Income tax receivable	679	170
Prepaid benefit costs (Note 7)	631	—
Prepaid and other current assets	695	556
Deferred income taxes (Note 13)	960	2,231

Total current assets	18,951	35,147
Notes receivable (Note 15)	216	1,019
Inventories, net non–current (Note 3)	11,106	—
Property, plant and equipment, net of accumulated depreciation and amortization (Notes 4 and 6)	6,652	6,831
Patents, net	2,649	3,120
Rights–of–Entry, net (Note 14)	1,300	1,396
Other assets, net	851	951
Investment in Blonder Tongue Telephone LLC (Note 14)	2,043	—
Deferred income taxes (Note 13)	4,222	3,911

	$47,990	$52,375

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long–term debt (Note 5)	$3,201	$2,632
Accounts payable	2,731	1,943
Accrued compensation	560	514
Accrued benefit liability (Note 7)	—	196
Other accrued expenses (Note 8)	868	227

Total current liabilities	7,360	5,512

Long–term debt (Note 5)	9,745	14,278
Commitments and contingencies (Notes 6, 7 and 8)	—	—
Stockholders’ equity (Notes 7, 10 and 12):
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding	—	—
Common stock, $.001 par value; authorized 25,000 shares, 8,445 shares Issued	8	8
Paid–in capital	24,145	24,145
Retained earnings	12,187	15,309
Accumulated other comprehensive loss	—	(508)
Treasury stock, at cost, 449 shares and 879 shares, respectively	(5,455)	(6,369)

Total stockholders’ equity	30,885	32,585

	$47,990	$52,375

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(as restated)

	Year Ended December 31,

	2003	2002	2001

Net sales (Note 9)	$35,437	$46,951	$53,627
Cost of goods sold	25,948	34,718	37,460

Gross profit	9,489	12,233	16,167

Operating expenses:
Selling expenses	3,714	4,069	5,009
General and administrative (Notes 6, 7, and 8)	6,123	4,991	6,200
Research and development	1,833	1,972	2,200

	11,670	11,032	13,409

Earnings (loss) from operations	(2,181)	1,201	2,758

Other expense:
Interest expense, net	(1,105)	(1,074)	(1,369)
Equity in loss of Blonder Telephone, LLC (Note 14)	(154)	—	—

	(1,259)	(1,074)	(1,369)

Earnings (loss) before income taxes	(3,440)	127	1,389
Provision (benefit) for income taxes (Note 13)	(318)	43	509

Earnings (loss) before cumulative effect of change in accounting principle, net of tax	(3,122)	84	880
Cumulative effect of change in accounting principle, net of tax (Note 1)	—	(6,886)	—

Net (loss) earnings	$(3,122)	$(6,802)	$880

Basic (loss) earnings per share before cumulative effect (Note 11)	$(0.41)	$0.01	$0.12
Cumulative effect of change in accounting principle, net of tax	—	(0.90)	—

Basic earnings (loss) per share	$(0.41)	($ 0.89)	$0.12

Basic weighted average shares outstanding	7,654	7,604	7,613

Diluted earnings (loss) per share before cumulative effect	$(0.41)	$0.01	$0.12
Cumulative effect of change in accounting principle, net of tax	—	(0.90)	—

Diluted earnings (loss) per share	$(0.41)	$(0.89)	$0.12

Diluted weighted average shares outstanding	7,654	7,604	7,637

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(as restated)

	Common Stock

	Shares	Amount	Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2001	8,444	$8	$24,143	$21,231	$–	$(6,286)	$39,096
Net earnings	–	–	–	880	–	–	880
Unrecognized pension expense, net of
tax (Note 7)	–	–	–	–	(351)	–	(351)

Comprehensive income (loss)							529

Balance at December 31, 2001	8,444	8	24,143	22,111	(351)	(6,286)	39,625
Net loss	–	–	–	(6,802)	–	–	(6,802)
Unrecognized pension expense, net of
tax (Note 7)	–	–	–	–	(157)	–	(157)

Comprehensive loss							(6,959)
Proceeds from exercise of stock options	1	–	2	–	–	–	2
Acquisition of treasury stock	–	–	–	–	–	(83)	(83)

Balance at December 31, 2002	8,445	8	24,145	15,309	(508)	(6,369)	32,585
Net loss	–	–	–	(3,122)	–	–	(3,122)
Recognized pre–paid pension cost, net of
tax (Note 7)	–	–	–	–	508	–	508

Comprehensive loss							(2,614)
Issuance of stock to Blonder Tongue
Telephone, LLC (Note 14)	–	–	–	–	–	1,030	1,030
Acquisition of treasury stock	–	–	–	–	–	(116)	(116)

Balance at December 31, 2003	8,445	$8	$24,145	$12,187	$–	$(5,455)	$30,885

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(as restated)

	Year Ended December 31,

	2003	2002	2001

Cash Flows From Operating Activities:
Net earnings (loss)	$(3,122)	$(6,802)	$880
Adjustments to reconcile net earnings to cash
provided by operating activities:
Cumulative effect of change in accounting principle	–	6,886	–
Equity in loss from Blonder Tongue Telephone, LLC	154	–	–
Depreciation	1,133	1,269	1,310
Amortization	750	550	1,502
Provision for inventory reserves	1,576	500	540
Provision for doubtful accounts	360	180	307
Deferred income taxes	373	130	(191)
Changes in operating assets and liabilities:
Accounts receivable	671	1,640	(1,746)
Inventories	2,596	3,509	(4,423)
Prepaid and other current assets	(139)	376	2,054
Other assets	101	(366)	43
Income taxes	(241)	(779)	(266)
Accounts payable, accrued expenses and accrued compensation	1,474	(5,836)	3,701

Net cash provided by operating activities	5,686	1,257	3,711

Cash Flows From Investing Activities:
Capital expenditures	(954)	(695)	(803)
Collection of note receivable	635	–	–
Investment in Blonder Tongue Telephone, LLC	(1,167)	–	–
Acquisition of BDR Broadband assets	(183)	(1,880)	–

Net cash used in investing activities	(1,669)	(2,575)	(803)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	–	–	2,117
Repayments of long–term debt	(14,460)	(34,909)	(4,356)
Borrowings of long–term debt	10,496	35,624	–
Deferred financing costs	–	–	(90)
Proceeds from exercise of stock options	–	2	–
Acquisition of treasury stock	(116)	(83)	–

Net cash provided by (used in) financing activities	(4,080)	634	(2,329)

Net increase (decrease) in cash	(63)	(684)	579
Cash, beginning of year	258	942	363

Cash, end of year	$195	$258	$942

Supplemental Cash Flow Information:
Cash paid for interest	$1,073	$1,138	$1,447
Cash paid for income taxes	–	537	966

Non–cash investing and financing activities:
Inventory sold for notes receivable	$–	$1,447	$–
Investment in Blonder Tongue Telephone, LLC using treasury stock	(1,030)	–	–

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

Note 1 – Summary of Significant Accounting Policies

(a) Company and Basis of Presentation

     Blonder Tongue Laboratories, Inc. (the “Company”) is a designer, manufacturer and supplier of electronics and systems equipment for the cable television industry, primarily throughout the United States. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     The investments in Blonder Tongue Telephone, LLC and NetLinc Communications, LLC are accounted for on the equity method since the Company does not have control over these entities.

     The Company reports its operations as one business segment.

(b) Accounts Receivable and Allowance for Doubtful accounts

     Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to distributors and private cable operators. The Company performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances.

     Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write–offs might exceed the recorded allowance.

(c) Inventories

     Inventories are stated at the lower of cost, determined by the first–in, first–out (“FIFO”) method, or market.

     The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company anticipates that certain products will not be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months, have been classified as non–current. This procedure has been applied to the December 31, 2003 inventories and accordingly, $11,106 has been reclassified from current assets to non–current and current deferred income tax assets of $1,390 (related to the reserve for excess inventory) have also been reclassified to non–current.

     Over 60% of the non–current inventories are comprised of raw materials. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition the Company has instituted additional marketing programs to dispose of the slower moving inventories.

     The Company continually analyzes its slow–moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. During 2003 and 2002, the Company recorded an increase to its reserve of $1,576 and $500, respectively. The Company believes reserves are adequate and inventories are reflected at net realizable value.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

(d) Property, Plant and Equipment

     Property, plant and equipment are stated at cost. The Company provides for depreciation generally on the straight–line method based upon estimated useful lives of 3 to 5 years for office equipment, 5 to 7 years for furniture and fixtures, 6 to 10 years for machinery and equipment, 10 to 15 years for building improvements, 5 to 7 years for cable systems, and 40 years for the manufacturing and administrative office facility.

(e) Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are provided for temporary differences in the recognition of certain income and expenses for financial and tax reporting purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(f) Intangible Assets

     Intangible assets, net totaling $3,949 and $4,516 as of December 31, 2003 and 2002, respectively, consist of acquired patent rights and rights–of–entry, and are carried at cost less accumulated amortization. Amortization is computed utilizing the straight–line method over the estimated useful life of the respective asset, 12 years for patents and 5 years for rights–of–entry.

     The components of intangible assets at December 31, 2003 are as follows:

	Cost	Accumulated Amortization

Patents and trademarks	$6,414	$3,765
Rights of entry	1,672	372

Total intangible assets	$8,086	$4,137

     The Company continues to amortize its patents and rights–of–entry over their estimated useful lives with no significant residual value. Amortization expense for intangible assets excluding goodwill was $750, $550, and $532 for the years ending December 31, 2003, 2002 and 2001, respectively. Intangibles amortization is projected to be approximately $750 per year for the next five years.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling–of–interests method of accounting for business combinations initiated after June 30, 2001. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. FAS 141 and FAS 142 were adopted by the Company on January 1, 2002. The adoption of this pronouncement resulted in the Company recording a $6,886, non–cash charge, net of tax, to write off the carrying value of its goodwill. Such charge is reflected as a cumulative effect of a change in accounting principle. The Company’s previous business combinations were accounted for using the purchase method.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

     If FAS 142 had been in effect in 2001, the Company’s earnings would have been improved because of reduced amortization, as described below:

2001	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

Reported Net Earnings	$880	$0.12	$0.12
Add Amortization, Net of Tax	621	0.08	0.08

Adjusted Net Earnings	$1,501	$0.20	$0.20

(g) Long–Lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets” (“FAS 144”). FAS 144 standardized the accounting practices for the recognition and measurement of impairment losses on certain long–lived assets based on non–discounted cash flows. No impairment losses have been recorded through December 31, 2003.

(h) Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2003, 2002 and 2001.

(i) Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

(j) Revenue Recognition

The Company records revenues when products are shipped. The Company has no material future obligations to customers once products are shipped and customers do not have a right of return.

(k) Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with FAS 128, which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

(l) Treasury Stock

Treasury Stock is recorded at cost. Gains and losses on disposition are recorded as increases or decreases to additional paid–in capital with losses in excess of previously recorded gains charged directly to retained earnings.

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

     Approximately 44% of the Company’s employees are covered by a three year collective bargaining agreement, which expires in February 2005.

     The Company estimates that headend products accounted for approximately 54% of the Company’s revenues in 2003, 66% in 2002 and 58% in 2001. Any substantial decrease in sales of headend products could have a material adverse effect on the Company’s results of operations, financial condition, and cash flows.

     On an as–needed basis, the Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher® and DigiCipher® encryption systems manufactured by Motorola, Inc., which are standard encryption methodologies employed on U.S. C–Band and Ku–Band transponders and Hughes Network Systems digital satellite receivers for delivery of DIRECTV™ programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company’s operating results. The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company.

(o) Stock Options

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock–Based Compensation, requires the Company to provide pro forma information regarding net income and net income per common share as if compensation cost for stock options granted under the plans, if applicable, had been determined in accordance with the fair value based method prescribed in FAS 123. The Company does not plan to adopt the fair value based method prescribed by FAS 123.

     The Company estimates the fair value of each stock option grant by using the Black–Scholes option–pricing model with the following weighted average assumptions used for grants: expected lives of 9.5 years, no dividend yield, volatility at 73%, risk free interest rate of 3.2% for 2003; expected lives of 9.5 years, no dividend yield, volatility at 73%, risk free interest rate of 3.2% for 2002; expected lives of 9.5 years, no dividend yield, volatility at 71%, risk free interest rate of 5.03% for 2001.

     Under accounting provisions of FAS 123, the Company’s net income (loss) to common shareholders and net income (loss) per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Years Ended December 31
	2003	2002	2001

Net income (loss) as reported	$(3,122)	$(6,802)	$880
Adjustment for fair value of stock options, net of tax	324	590	469

Pro forma	$(3,446)	($7,392)	$411

Net income (loss) per share basic and diluted:
As reported	$(0.41)	$(0.89)	$0.12

Pro forma	$(0.45)	$(0.97)	$0.05

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

(q) New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities, and activities of another entity. Many variable interest entities have commonly been referred to as special–purpose entities or off–balance sheet structures. In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The Company believes that the adoption of FIN 46 will not have a material impact on the Company’s financial position, results of operations or cash flows.

     In July 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur to be classified as liabilities, not as part of shareholders’ equity. This pronouncement does not currently impact the Company’s financial position, results of operations or cash flows.

     Emerging Issues Task Force (“EITF”) Issue No. 00–21, “Revenue Arrangements with Multiple Deliverables,” is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The EITF addresses the accounting for revenue generating arrangements involving multiple deliverables. This EITF does not currently apply to the Company.

Note 2 – Restatement

Subsequent to the Company’s issuance of its consolidated financial statements for the year ended December 31, 2003, the Company determined that a vendor’s account payable balance was incorrectly recorded in 2001 and 2002. Certain amounts due to this vendor related to inventories received that were not correctly recorded, and resulted in accounts payable being understated. These incorrect amounts also resulted in the understatement of cost of goods sold in 2001 and 2002, the overstatement of net income in 2001 and the understatement of net loss in 2002 and 2003. The Company restated its consolidated financial statements for each of the three–years ended December 31, 2003 to reflect the correction of the vendor’s account payable balance and the related impact to costs of goods sold and other portions of the financial statements. The effect of these entries, net of taxes, on the financial statements of the Company is summarized below.

The following table sets forth selected line items from the Company’s consolidated statement of operations that are affected by the restatement on a restated basis and as previously reported:

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	(In thousands, except per–share amount)

	For the Year Ending		For the Year Ending		For the Year Ending
	December 31, 2003		December 31, 2002		December 31, 2001

	As restated	As reported	As restated	As reported	As restated	As reported

Cost of goods sold	$25,948	$25, 948	$34,718	$34,195	$37,460	$36,928
Provision (benefit) for
Income taxes	(318)	(691)	43	221	509	704
Net (loss) earnings	(3,122)	(2,749)	(6,802)	(6,457)	880	1,217
Basic and diluted earnings
(loss) per share	(0.41)	(0.36)	(0.89)	(0.84)	0.12	0.16

The following table sets forth selected line items from the Company’s consolidated balance sheet that are affected by the restatement on a restated basis and as previously reported:

	(In thousands)
	At December 31, 2003		At December 31, 2002		At December 31, 2001

	As restated	As reported	As restated	As reported	As Restated	As reported

Deferred income
Taxes (current)	$960	$2,279	$2,231	$1,858	$1,551	$1,746
Accounts payable	2,731	1,676	1,943	888	7,204	6,672
Retained earnings	12,187	13,242	15,309	15,991	22,111	22,448

Although the December 31, 2001 balance sheet is not included in the consolidated balance sheets provided in this Form 10–K/A, the Company’s balance sheet as of December 31, 2001 is also hereby restated as reflected in the table above.

The Company reclassified its December 31, 2003 inventory.

See Notes 1(c) and 3 for a description of this reclassification.

Note 3 – Inventories

Inventories, net of reserves, are summarized as follows:

	December 31,

	2003	2002

Raw materials	$11,379	$12,857
Work in process	1,746	1,660
Finished goods	10,935	12,686
Less reserve for excess inventory	(3,472)	(2,443)

Total inventory net	$20,588	$24,760

Current inventory	$9,482	$27,203
Less reserve for excess inventory	–	(2,443)

Current inventory, net	$9,482	$24,760

Non–current inventory	$14,578	$–
Less reserve for excess inventory, non–current	(3,472)	–

Non–current inventory, net	$11,106	$–

     The Company recorded a $1,576 and $500 provision for slow moving and obsolete inventory during the years ended December 31, 2003 and 2002, respectively.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

     The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses and a change in market factors during 2003, the Company determined that as of December 31, 2003 certain products would not be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months, have been classified as non–current. Accordingly, $11,106 has been reclassified from current assets to non–current as of December 31, 2003.

Note 4 – Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,

	2003	2002

Land	$1,000	$1,000
Building	3,361	3,361
Machinery and equipment	7,613	7,473
Cable systems	1,460	811
Furniture and fixtures	401	401
Office equipment	1,873	1,754
Building improvements	686	640

	16,394	15,440
Less: Accumulated depreciation and amortization	(9,742)	(8,609)

	$6,652	$6,831

Note 5 – Debt

     On March 20, 2002 the Company entered into a credit agreement with Commerce Bank, N.A. for a $19,500 credit facility, comprised of (i) a $7,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003, (ii) a $9,000 term loan which bore interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants and (iii) a $3,500 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company’s assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The initial maturity date of the line of credit with Commerce Bank was March 20, 2004. The term loan requires equal monthly principal payments of $187 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender’s option.

     In November 2003, the Company’s credit agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning November 1, 2003, the revolving line of credit bore interest at the prime rate plus 1.5%, with a floor of 5.5% (5.5% at December 31, 2003), and the term loan bore interest at a fixed rate of 7.5%. Beginning December 1, 2003, the term loan required equal monthly principal payments of $193 plus interest with a final payment on April 1, 2006 of all remaining unpaid principal and interest.

     At March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, the Company was unable to meet one of its financial covenants required under its credit agreement with Commerce Bank, which non–compliance was waived by the Bank effective as of each such date.

     In March 2004, the Company’s credit agreement with Commerce Bank was amended to (i) extend

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

the maturity date of the line of credit until April 1, 2005, (ii) reduce the maximum amount that may be borrowed under the line of credit to $6,000, (iii) suspend the applicability of the cash flow coverage ratio covenant until March 31, 2005, (iv) impose a new financial covenant requiring the Company to achieve certain levels of consolidated pre–tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2004, and (v) require that the Company make a prepayment against its outstanding term loan to the Bank equal to 100% of the amount of any prepayment received by the Company on its outstanding note receivable from a customer, up to a maximum amount of $500.

     The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Long–term debt consists of the following:

	December 31,

	2003	2002

Revolving Line of Credit	$4,136	$5,650
Term Loan	5,245	7,313
Mortgage loan	3,092	3,325
Capital leases (Note 5)	473	622

	12,946	16,910
Less: Current portion	(3,201)	(2,632)

	$9,745	$14,278

Annual maturities of long–term debt at December 31, 2003 are:

2004	$3,201
2005	6,845
2006	509
2007	233
2008	233
Thereafter	1,925

$12,946

     The average amount outstanding on the Company’s line of credit during 2003 and 2002 was $5,269 and $3,208, respectively. The maximum amount outstanding on the line of credit during 2003 and 2002 was $6,171 and $5,650, respectively. The weighted average interest rate at December 31, 2003, 2002 and 2001 was 5.0%, 5.0% and 7.02%, respectively.

Note 6 – Commitments and Contingencies

Leases

     The Company leases certain factory office and automotive equipment under noncancellable operating leases and equipment under capital leases expiring at various dates through December, 2006.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

Future minimum rental payments, required for all noncancellable leases are as follows:

	Capital	Operating

2004	$191	$89
2005	186	31
2006	157	–
2007	–	–
2008	–	–
Thereafter	–	–

Total future minimum lease payments	534	$120

Less: amounts representing interest	61

Present value of minimum lease payments	$473

     Property, plant and equipment included capitalized leases of $2,552 at December 31, 2003 and 2002, less accumulated amortization of $1,992 and $1,786 at December 31, 2003 and 2002, respectively.

     Rent expense was $182, $155 and $111 for the years ended December 31, 2003, 2002 and 2001, respectively.

Litigation

     The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note 7 – Benefit Plans

Defined Contribution Plan

     The Company has a defined contribution plan covering all full time non–union employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $194, $213, and $208 for the years ended December 31, 2003, 2002 and 2001, respectively.

Defined Benefit Pension Plan

     Substantially all union employees who meet certain requirements of age, length of service and hours worked per year are covered by a Company sponsored non–contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service. Net periodic pension cost for this plan includes the following components:

	December 31,

Components of net periodic pension cost:	2003	2002	2001

Service cost	$124	$137	$155
Interest cost	139	127	116
Actual return on plan assets	(125)	(124)	(105)
Recognized net actuarial (gain) loss	53	29	27

Net periodic pension cost	$191	$169	$193

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

The funded status of the plan and the amounts recorded in the Company’s consolidated balance sheets are as follows:

	December 31,

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$2,005	$1,905
Service cost	124	137
Interest cost	139	127
Actuarial (gain) loss	(12)	(64)
Benefits paid	(236)	(100)

Benefit obligation at end of year	2,020	2,005

Change in plan assets:
Fair value of plan assets at beginning of year	1,751	1,575
Actual return on plan assets	303	(203)
Employer contribution	198	479
Benefits paid	(236)	(100)

Fair value of plan assets at end of year	2,016	1,751

Funded status	(4)	(254)
Unrecognized net actuarial loss	624	919
Unrecognized net transition liability	11	(40)
Amount reflected in other comprehensive income	–	(821)

Prepaid (accrued) benefit cost	$631	$(196)

Key economic assumptions used in these determinations were:

	December 31,

	2003	2002

Discount rate	7.0%	7.0%
Expected long–term rate of return	7.0%	7.0%

The Company’s plan asset allocation at the end of 2003 and 2002 and target allocations for 2004 are as follows:

Security Type	Percentage of Plan Assets		Target Allocation
	2003	2002	2004

Cash Equivalents	2%	53%	–
Equity Securities	65%	22%	65%
Debt Securities	33%	25%	35%

Total Plan Assets	100%	100%	100%

     The Company’s investment policy is to invest in stock and balanced funds of mutual fund and insurance companies to preserve principal while at the same time establish a minimum rate of return of approximately 5%. No more than one–third of the total plan assets is placed in any one fund.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

     The expected long–term rate–of–return–on–assets is 7%. This return is based upon the historical performance of the currently invested funds.

     The benefits expected to be paid for each of the next five years and in the aggregate for the following five years are:

2004	$53,000
2005	57,000
2006	72,000
2007	81,000
2008	100,000
2009–2013	756,000

     The expected contribution to be made during 2004 is $289,000.

     The Company recorded a recognized prepaid benefit cost of $508 and an unrecognized pension expense of $508, net of tax as an accumulated other comprehensive loss adjustment to stockholders’ equity in 2003 and 2002 respectively. This amount represents a portion of the recognized prepaid benefit cost and the unrecognized net actuarial loss for the years ending December 31, 2003 and 2002, respectively.

Note 8 – Related Party Transactions

     On January 1, 1995, the Company entered into a consulting and non–competition agreement with a director, who is also the largest stockholder. Under the agreement, the director provides consulting services on various operational and financial issues and is currently paid at an annual rate of $152 but in no event is such annual rate permitted to exceed $200. The director also agreed to keep all Company information confidential and will not compete directly or indirectly with the Company for the term of the agreement and for a period of two years thereafter. The initial term of this Agreement expires on December 31, 2004 and automatically renews thereafter for successive one–year terms (subject to termination at the end of the initial term or any renewal term on at least 90 days’ notice).

     As of December 31, 2003, the Chief Executive Officer was indebted to the Company in the amount of $201, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in prepaid and other current assets at December 31, 2003 and 2002.

     The President of the Company lent the Company 100% of the purchase price of certain used equipment purchased by the Company in October through November of 2003. The equipment was purchased at a substantial discount to market price and the Company has sold and will resell the equipment. While the aggregate cost to purchase all of the equipment was approximately $950, the maximum amount of indebtedness outstanding to the President at any one time during the 2003 fiscal year was $810. At December 31, 2003, the remaining outstanding balance due to the President was $618 and was included in other accrued expenses. The President made the loan to the Company on a non–recourse basis, secured solely by a security interest in the equipment purchased by the Company and the proceeds resulting from the sale of the equipment. In consideration for the extension of credit on a non–recourse basis, the President will receive from the Company interest on the outstanding balance at the margin interest rate he incurs for borrowing the funds from his lenders (approximately 4.76% as of December 31, 2003) plus 25% of the gross profit derived from the Company’s resale of such equipment, which amounts will not be paid to the President until the outstanding balance of the indebtedness has been paid in full. During 2003, accrued interest on the loan payable to the President was $5, and the share of gross profit payable to the President was $39.

     In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC (“NetLinc”) and a 35% minority interest in Blonder Tongue Telephone, LLC (“BTT”). During September, 2003, the parties restructured the terms of their business arrangement which included increasing Blonder Tongue’s economic ownership in NetLinc from 20% to 50% and in BTT from 35% to 50%, all at no additional cost to Blonder Tongue. The cash portion of the purchase price in the venture was decreased from $3,500 to $1,167, and was paid in full by the Company to BTT in October, 2003. As the non–cash component of the purchase price, the Company issued 500 shares of Common Stock to BTT, resulting in BTT becoming the owner of greater than 5% of the outstanding Common Stock of the Company. The Company will receive preferential distributions equal to the $1,167 cash component of the purchase price from the cash flows of BTT. One–half of such Common Stock (250 shares) has been pledged to the Company as collateral to secure BTT’s obligation. Under the restructured arrangement, the Company pays certain future royalties to NetLinc and BTT upon the sale of telephony products. During 2003, the total accrued royalties to NetLinc and BTT were $14 and $22, respectively, which will be paid to them by the Company in 2004. In addition, during 2003 the Company paid certain expenses of BTT totaling approximately $95. Through this telephony venture, BTT offers primary voice service to MDUs and the Company offers for sale a line of telephony equipment to complement the voice service.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

Note 9 — Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.

     The Company maintains cash balances at several banks located in the northeastern United States. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks.

     Credit risk with respect to trade accounts receivable is concentrated with five of the Company’s customers. These customers accounted for approximately 40% and 52% of the Company’s outstanding trade accounts receivable at December 31, 2003 and 2002, respectively. These customers are distributors of telecommunications and private cable television components, and providers of franchise and private cable television service. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

     For the year ended December 31, 2003, the Company’s largest customer accounted for approximately 21% of the Company’s sales. This customer also accounted for approximately 20% of the Company’s sales in 2002 and for approximately 14% of the Company’s sales in 2001. At December 31, 2003, this customer accounted for approximately 15% of the Company’s outstanding trade accounts receivable. At December 31, 2003, one other customer accounted for 11% of the Company’s outstanding trade accounts receivable. Management believes these amounts to be collectible.

Note 10 – Stockholders’ Equity

     On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock. The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. The Company repurchased 70 and 48 shares during 2003 and 2002, respectively.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

Note 11 – Earnings (loss) Per Share

Basic and diluted earnings (loss) per share for each of the three years ended December 31, 2003, 2002 and 2001 are calculated as follows:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

For the year ended December 31, 2003:
Basic and Diluted loss per share	$(3,122)	7,654	$(0.41)

For the year ended December 31, 2002:
Basic and Diluted loss per share	$(6,802)	7,604	$(0.89)

For the year ended December 31, 2001:
Basic earnings per share	$880	7,613	$0.12
Effect of assumed conversion of
employee stock options	–	24	–

Diluted earnings per share	$880	7,637	$0.12

     The diluted share base excludes incremental shares of 1,231, 1,301 and 888 related to stock options for December 31, 2003, 2002 and 2001, respectively. These shares were excluded due to their antidilutive effect.

Note 12 – Stock Option Plans

     In 1994, the Company established the 1994 Incentive Stock Option Plan (the “1994 Plan”). The 1994 Plan provides for the granting of Incentive Stock Options to purchase shares of the Company’s common stock to officers and key employees at a price not less than the fair market value at the date of grant as determined by the compensation committee of the Board of Directors. The maximum number of shares available for issuance under the plan was 298. Options become exercisable as determined by the compensation committee of the Board of Directors at the date of grant. Options expire ten years from the date of grant.

     In October, 1995, the Company’s Board of Directors and stockholders approved the 1995 Long Term Incentive Plan (the “1995 Plan”). The 1995 Plan provides for grants of “incentive stock options” or nonqualified stock options, and awards of restricted stock, to executives and key employees, including officers and employee Directors. The 1995 Plan is administered by the Compensation Committee of the Board of Directors, which determines the optionees and the terms of the options granted under the 1995 Plan, including the exercise price, number of shares subject to the option and the exercisability thereof, as well as the recipients and number of shares awarded for restricted stock awards; provided, however, that no employee may receive stock options or restricted stock awards which would result, separately or in combination, in the acquisition of more than 100 shares of Common Stock of the Company under the 1995 Plan. The exercise price of incentive stock options granted under the 1995 Plan must be equal to at least the fair market value of the Common Stock on the date of grant. With respect to any optionee who owns stock representing more than 10% of the voting power of all classes of the Company’s outstanding capital stock, the exercise price of any incentive stock option must be equal to at least 110% of the fair market value of the Common Stock on the date of grant, and the term of the option may not exceed five years. The term of all other incentive stock options granted under the 1995 Plan may not exceed ten years. The aggregate fair market value of Common Stock (determined as of the date of the option grant) for which an incentive stock option may for the first time become exercisable in any calendar year may not exceed $100. The exercise price for nonqualified stock options is established by the Compensation Committee, and may be more or less than the fair market value of the Common Stock on the date of grant.

     Stockholders have previously approved a total of 1,150 shares of common stock for issuance under the 1995 Plan, as amended to date.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

     In May, 1998, the stockholders of the Company approved the Amended and Restated 1996 Director Option Plan (the “Amended 1996 Plan”). Under the plan, Directors who are not currently employed by the Company or any subsidiary of the Company and have not been so employed within the preceding six months are eligible to receive options from time to time to purchase the number of shares of Common Stock determined by the Board in its discretion; provided, however, that no Director is permitted to receive options to purchase more than 5 shares of Common Stock in any one calendar year. The exercise price for such shares is the fair market value thereof on the date of grant, and the options vest as determined in each case by the Board of Directors. Options granted under the Amended 1996 Plan must be exercised within 10 years from the date of grant. A maximum of 200 shares of Common Stock are subject to issuance under the Amended 1996 Plan, as amended. The plan is administered by the Board of Directors.

     In 1996, the Board of Directors granted a non–plan, non–qualified option for 10 shares to an individual, who was not an employee or director of the Company at the time of the grant. The option was originally exercisable at $10.25 per share and expires in 2006. This option was repriced to $6.88 per share on September 17, 1998.

The following tables summarize information about stock options outstanding for each of the three years ended December 31, 2001, 2002 and 2003:

	1994 Plan (#)	Weighted– Average Exercise Price ($)	1995 Plan (#)	Weighted– Average Exercise Price ($)	1996 Plan (#)	Weighted– Average Exercise Price ($)

Shares under option:
Outstanding at
January 1, 2001	88	5.93	729	6.94	54	6.90
Granted	34	2.88	130	2.95	20	2.88
Exercised	–	–	–	–	–	–
Forfeited	(35)	9.19	(92)	7.72	–	–
Outstanding at
December 31, 2001	87	3.42	767	6.18	74	5.80
Granted	–	–	302	3.42	20	3.40
Exercised	(1)	2.88	–	–	–	–
Forfeited	(6)	3.16	(30)	6.70	–	–
Outstanding at
December 31, 2002	80	3.45	1,039	5.36	94	5.29
Granted	–	–	–	–	20	2.05
Exercised	–	–	–	–	–	–
Forfeited	–	–	(12)	4.56	–	–
Options outstanding at
December 31, 2003	80	3.45	1,027	5.37	114	4.70
Options exercisable at
December 31, 2003	72	3.50	762	5.96	94	5.27
Weighted–average fair
value of options granted
during: 2001	$2.22		$2.28		$2.22
2002	–		$2.70		$2.60
2003	–		–		$2.05

     Total options available for grant were 181 and 68 at December 31, 2003 and December 31, 2002, respectively.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	Options Outstanding			Options Exercisable

Range of	Number of Options	Weighted–Average	Weighted–	Number	Weighted–
Exercise Prices	Outstanding at	Remaining	Average Exercise	Exercisable	Average Exercise
($)	12/31/03	Contractual Life	Price ($)	at 12/31/03	Price ($)

1994 Plan:
2.57 to 2.88	49	3.6	2.73	41	2.70
4.33	28	1.4	4.33	28	4.33
6.88	3	2.9	6.88	3	6.88

2.57 to 6.88	80	2.8	3.45	72	3.51

1995 Plan:
2.79 to 3.19	122	7.2	2.90	80	2.90
3.43 to 3.64	302	8.2	3.44	104	3.44
5.88 to 6.75	155	6.3	6.64	155	6.64
6.88 to 7.38	443	3.3	6.89	418	6.89
8.63	5	5.7	8.63	5	8.63

	1,027	5.7	5.37	762	5.96

1996 Plan:
2.05 to 2.88	40	8.3	2.46	20	2.88
3.40	20	8.1	3.40	20	3.40
6.53	8	5.5	6.53	8	6.53
6.88 to 7.03	45	5.0	6.95	45	6.95
8.50	1.5		8.50	1	8.50

	114	6.7	4.70	94	5.27

Note 13 – Income Taxes

The following summarizes the provision (benefit) for income taxes:

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$(691)	$(56)	$660
State and local	–	(31)	40

	(691)	(87)	700
Deferred:
Federal	(655)	116	(143)
State and local	–	14	(48)

	(655)	130	(191)
Valuation allowance	1,028	–	–

Provision (benefit) for income taxes	$(318)	$43	$509

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

	Year Ended December 31,

	2003	2002	2001

Provision (benefit) for Federal income taxes at the statutory rate	$(1,170)	$43	$472
State and local income taxes, net of Federal benefit	(159)	9	97
Adjustment of prior year’s accruals	—	(55)	—

Other, net	(17)	46	(60)
Change in valuation allowance	1,028	—	—

Provision (benefit) for income taxes	$(318)	$43	$509

     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$453	$385
Inventory	—	1,662
Net operating loss carry forward	322	—
Other	185	184

Total deferred tax assets – current	960	2,231

Other – Long Term	96	409
Inventory	1,642	—
Other – Goodwill	3,357	3,723
Net operating loss carry forward	324

Total deferred tax assets	6,379	6,363

Deferred tax liabilities:
Depreciation	(169)	(221)

Total deferred tax liabilities	(169)	(221)

	6,210	6,142
Less valuation allowance	1,028

Net	$5,182	$6,142

     The Company has recorded $5,182 of deferred tax benefits since it projects recovering these benefits over the next three to five years. A valuation allowance has been recorded against the balance of the deferred tax benefits since management does not believe the realization of these benefits is more likely than not.

Note 14 – Acquisition (Subscribers and passings in whole numbers)

     During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights–of–entry for certain multiple dwelling unit cable television systems (the “Systems”) owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, 90% of the outstanding capital stock of which is owned by the Company, acquired the Systems, which are comprised of approximately 3,070 existing MDU cable television subscribers and approximately 7,520 passings. BDR Broadband paid approximately $1,880 for the Systems, subject to adjustment, which constitutes a purchase price of $.575 per subscriber. The final closing date for the transaction was on October 1, 2002. The Systems were cash flow positive beginning in the first year. To date, the Systems have been upgraded with approximately $890 of interdiction and other products of the Company. It is planned that the Systems will be upgraded with approximately $500 of additional interdiction and other products of the Company over the course of operation. During July 2003, the Company purchased the 10% interest in BDR Broadband that had been originally owned by Paradigm Capital Investments, LLC, for an aggregate purchase price of $35, resulting in an increase in the Company’s stake in BDR Broadband from 80% to 90%.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

     The purchase price was allocated $1,524 to rights–of–entry and $391 to fixed assets. The rights–of–entry will be amortized over a five year period.

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

     In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC (“NetLinc”) and a 35% minority interest in Blonder Tongue Telephone, LLC (“BTT”) (to which the Company has licensed its name). The aggregate purchase price consisted of (i) up to $3,500 payable over a minimum of two years, plus (ii) 500 shares of the Company’s common stock. NetLinc owns patents, proprietary technology and know–how for certain telephony products that allow Competitive Local Exchange Carriers (“CLECs”) to competitively provide voice service to MDUs. Certain distributorship agreements were also concurrently entered into among NetLinc, BTT and the Company pursuant to which the Company ultimately acquired the right to distribute NetLinc’s telephony products to private and franchise cable operators as well as to all buyers for use in MDU applications. BTT partners with CLECs to offer primary voice service to MDUs, receiving a portion of the line charges due from the CLECs’ telephone customers, and the Company offers for sale a line of telephony equipment to complement the voice service.

     As a result of NetLinc’s inability to retain a contract manufacturer to manufacture and supply the products in a timely and consistent manner in accordance with the requisite specifications, in September, 2003 the parties agreed to restructure the terms of their business arrangement entered into in March, 2003. The restructured business arrangement was accomplished by amending certain of the agreements previously entered into and entering into certain new agreements. Some of the principal terms of the restructured arrangement include increasing the Company’s economic ownership in NetLinc from 20% to 50% and in BTT from 35% to 50%, all at no additional cost to the Company. The cash portion of the purchase price in the venture was decreased from $3,500 to $1,167 and the then outstanding balance of $342 was paid in installments of $50 per week until it was paid in full in October, 2003. BTT has an obligation to redeem the $1,167 cash component of the purchase price to the Company via preferential distributions of cash flow under BTT’s limited liability company operating agreement. In addition, of the 500 shares of common stock issued to BTT as the non–cash component of the purchase price (fair valued at $1,030), one–half (250 shares) have been pledged to the Company as collateral. Under the restructured arrangement, the Company can purchase similar telephony products directly from third party suppliers other than NetLinc and, in connection therewith, the Company would pay certain future royalties to NetLinc and BTT from the sale of these products by the Company. While the distributorship agreements among NetLinc, BTT and the Company have not been terminated, the Company does not anticipate purchasing products from NetLinc in the near term. NetLinc, however, continues to own intellectual property, which may be further developed and used in the future to manufacture and sell telephony products under the distributorship agreements. The Company accounts for its investments in NetLinc and BTT using the equity method.

Note 15 – Notes Receivable

     During September 2002, the Company sold inventory at a cost of approximately $1,447 to a private cable operator for approximately $1,929 in exchange for which the Company received notes receivable in the principal amount of approximately $1,929. The notes are payable by the customer in 48 monthly principal and interest (at 11.5%) installments of approximately $51 commencing January 1, 2003. The customer’s payment obligations under the notes are collateralized by purchase money liens on the inventory sold and blanket second liens on all other assets of the customer. The Company has recorded the notes receivable at the inventory cost and will not recognize any revenue or gross profit on the transaction until a substantial amount of the cost has been recovered, and collectibility is assured. The Company collected $612 during 2003 and recorded the receipts as a reduction in the note receivable balance. The balance of the notes are expected to be collected during 2004 and approximately $482 of gross margin and $268 of interest income is expected to be recognized.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

Note 16 – Quarterly Financial Information – Unaudited

	2003 Quarters				2002 Quarters

	First	Second	Third	Fourth	First	Second	Third	Fourth

As originally reported:
Net sales	$8,602	$8,534	$9,195	$9,106	$10,890	$11,257	$13,171	$11,633
Gross profit (1)	2,159	2,675	2,965	1,690	3,316	3,051	3,777	2,612
Net earnings (loss)	(758)	(390)	(65)	(1,536)	(6,703)	33	536	(323)
Basic earnings (loss) per share	(0.10)	(0.05)	(0.01)	(0.20)	(0.88)	.01	.07	(.04)
Diluted earnings (loss) per share	(0.10)	(0.05)	(0.01)	(0.20)	(0.88)	.01	.07	(.04)

	2003 Quarters				2002 Quarters

	First	Second	Third	Fourth	First	Second	Third	Fourth
As restated: (2)
Net sales	$8,602	$8,534	$9,195	$9,106	$10,890	$11,257	$13,171	$11,633
Gross profit (1)	2,159	2,675	2,965	1,690	2,793	3,051	3,777	2,612
Net earnings (loss)	(758)	(390)	(65)	(1,909)	(7,048)	33	536	(323)
Basic earnings (loss) per share	(0.10)	(0.05)	(0.01)	(0.25)	(0.93)	.01	.07	(0.04)
Diluted earnings (loss) per share	(0.10)	(0.05)	(0.01)	(0.25)	(0.93)	.01	.07	(0.04)

(1) During the fourth quarter management did a thorough review of all of the Company’s inventory categories. As a result, the Company recorded an increase for excess inventory of $1,576.

(2) Amounts previously reported have been restated (see note 2 to the consolidated financial statements for a description of the restatement).

Report of Independent Registered Public Accountants

The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:

The audits referred to in our report dated February 27, 2004, except for Note 5 for which the date is March 29, 2004 and Notes 1(c), 2 and 3, for which the date is November 19, 2004 relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and subsidiaries, which is contained in Item 8 of this Form 10–K/A, included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey

February 27, 2004

     BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

Column A	Column B	Column C Additions		Column D	Column E
	Balance at	Charged	Charged
Allowance for Doubtful	Beginning	to	to Other	Deductions	Balance at
Accounts	of Year	Expenses	Accounts	Write–Offs	End of Year

Year ended December 31, 2003:	$715	$360	$117	–	$1,192

Year ended December 31, 2002:	$1,833	$180	–	($1,298)(1)	$715

Year ended December 31, 2001:	$1,424	$409	–	–	$1,833

Inventory Reserve
Year ended December 31, 2003:	$2,443	$1,576	–	($547)(2)	$3,472

Year ended December 31, 2002:	$1,943	$500	–	–	$2,443

Year ended December 31, 2001:	$1,403	$540	–	–	$1,943

(1)	Write off of uncollectible accounts.
(2)	Disposal of fully reserved inventory.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: November 22, 2004	By:	/S/ JAMES A. LUKSCH

James A. Luksch Chief Executive Officer

	By:	/S/ ERIC SKOLNIK

Eric Skolnik
Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES A. LUKSCH	Director and Chief Executive	November 22, 2004
Officer (Principal Executive
James A. Luksch	Officer)

/S/ ERIC SKOLNIK	Senior Vice President and Chief	November 22, 2004
Financial Officer (Principal
Eric Skolnik	Financial Officer and Principal
Accounting Officer)

/S/ ROBERT J. PALLÉ, JR.	Director, President, Chief	November 22, 2004
Operating Officer and Secretary
Robert J. Pallé, Jr.

/S/ JOHN E. DWIGHT	Director	November 22, 2004

John E. Dwight

/S/ JAMES H. WILLIAMS	Director	November 22, 2004

James H. Williams

/S/ JAMES F. WILLIAMS	Director	November 22, 2004

James F. Williams

/S/ ROBERT B. MAYER	Director

Robert B. Mayer		November 22, 2004

/S/ GARY P. SCHARMETT	Director	November 22, 2004

Gary P. Scharmett

/S/ ROBERT E. HEATON	Director	November 22, 2004

Robert E. Heaton