Form 10-Q/A
period 2004-03-31
BLONDER TONGUE LABORATORIES INC
filed 2004-11-23
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004,

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________ .

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

The Exhibit Index appears on page 20.

EXPLANATORY NOTE

Blonder Tongue Laboratories, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (this “Form 10-Q/A”) to reflect the correction in a vendor’s account payable balance and the related effect on stockholders’ equity. In addition, as previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004, the Company reclassified certain inventory not anticipated to be sold in the next twelve months as non-current and reflected such reclassification on the December 31, 2003 balance sheet. As a result of these revisions, the Company is restating its consolidated balance sheet as of March 31, 2004. For a detailed description of the effect of the restatement, see Notes 4 and 9 to the Company’s unaudited consolidated financial statements accompanying this Amendment.

The Items of the Company’s Form 10-Q for the quarter ended March 31, 2004 which are amended and restated are as follows: Part I: Item 1 – Financial Statements; Items 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 4 – Controls and Procedures; and Item 6 – Exhibits and Reports on Form 8-K.

The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-Q/A consist of all other Items originally contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 in the form filed on May 17, 2004. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited) March 31	December 31
	2004 (Restated)	2003 (Restated)
Assets (Note 5)
Current assets:
Cash	$113	$195
Accounts receivable, net of allowance for doubtful accounts of $1,257 and $1,192 respectively	5,592	5,682
Inventories, net (Note 4)	10,962	9,482
Notes receivable (Note 7)	454	627
Income tax receivable	307	679
Prepaid benefit costs	631	631
Prepaid and other current assets	1,000	695
Deferred income taxes	960	960

Total current assets	20,019	18,951
Inventories non-current (net) (Note 4)	10,503	11,106
Notes receivable (Note 7)	—	216
Property, plant and equipment, net of accumulated depreciation and amortization	6,485	6,652
Patents, net	2,533	2,649
Rights-of-Entry, net (Note 6)	1,230	1,300
Other assets, net	807	851
Investment in Blonder Tongue Telephone LLC (Note 6)	2,043	2,043
Deferred income taxes	4,222	4,222

	$47,842	$47,990

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 5)	$3,213	$3,201
Accounts payable	3,171	2,731
Accrued compensation	1,098	560
Other accrued expenses (Note 8)	1,351	868

Total current liabilities	8,833	7,360

Long-term debt (Note 5)	8,501	9,745
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding	—	—
Common stock, $.001 par value; authorized 25,000 shares, 8,445 shares Issued	8	8
Paid-in capital	24,165	24,145
Retained earnings	11,790	12,187
Treasury stock, at cost, 449 shares	(5,455)	(5,455)

Total stockholders’ equity	30,508	30,885

	$47,842	$47,990

See accompanying notes to consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2004	2003

Net sales	$8,529	$8,602
Cost of goods sold	5,588	6,443

Gross profit	2,941	2,159

Operating expenses:
Selling	1,045	998
General and administrative	1,607	1,564
Research and development	411	548

	3,063	3,110

Loss from operations	(122)	(951)

Interest expense	(275)	(273)

Loss before income taxes	(397)	(1,224)
Benefit for income taxes	—	(466)

Net loss	$(397)	$(758)

Basic and diluted loss per share	$(0.05)	$(0.10)

Basic and diluted weighted average shares outstanding	7,997	7,539

See accompanying notes to consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,

	2004	2003

Cash Flows From Operating Activities:
Net loss	$(397)	$(758)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	264	285
Amortization	186	191
Allowance for doubtful accounts	90	90
Deferred income taxes	—	10
Changes in operating assets and liabilities:
Accounts receivable	—	(417)
Inventories	(877)	1,126
Other current assets	(305)	36
Other assets	43	3
Income taxes	372	(191)
Accounts payable, accrued compensation and accrued expenses	1,462	484

Net cash provided by operating activities	838	859

Cash Flows From Investing Activities:
Capital expenditures	(97)	(323)
Collection of note receivable	389	162
Investment in Blonder Tongue Telephone, LLC	—	(200)
Acquisition of rights-of-entry	—	(150)

Net cash provided by (used in) investing activities	292	(511)

Cash Flows From Financing Activities:
Borrowings of long-term debt	2,945	2,430
Repayments of long-term debt	(4,177)	(2,935)
Proceeds from exercise of stock options	20	—
Acquisition of treasury stock	—	(69)

Net cash used in financing activities	(1,212)	(574)

Net decrease in cash	(82)	(226)
Cash, beginning of period	195	258

Cash, end of period	$113	$32

Supplemental Cash Flow Information:
Cash paid for interest	$278	$187
Cash paid for income taxes	—	—

See accompanying notes to consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Note 1 – Company and Basis of Presentation

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

        The results for the first quarter of 2004 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at March 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K/A for the year ended December 31, 2003.

Note 2 – New Accounting Pronouncements

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

        Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The EITF addresses the accounting for revenue generating arrangements involving multiple deliverables. This EITF does not currently apply to the Company.

Note 3 – Stock Options

        The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and net (loss) income per common share as if compensation cost for stock options granted under the plans, if applicable, had been determined in accordance with the fair value based method prescribed in FAS 123. The Company does not plan to adopt the fair value based method prescribed by FAS 123.

        The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model. No options were granted during either of the three months ended March 31, 2004 or 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

        Under accounting provisions of FAS 123, the Company’s net loss to common shareholders and net loss per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31

	2004	2003

Net loss as reported	$(397)	$(758)
Adjustment for fair value of stock options, net of tax	41	78

Pro forma	$(438)	$(836)

Net loss per share basic and diluted:
As reported	$(0.05)	$(0.10)

Pro forma	$(0.06)	$(0.11)

Note 4 – Inventories

        Inventories net of reserves are summarized as follows:

	March 31, 2004	Dec. 31, 2003

Raw Materials	$11,451	$11,379
Work in process	1,327	1,746
Finished Goods	12,159	10,935

	24,937	24,060
Less current inventory	(10,962)	(9,482)

	13,975	14,578
Less Reserve for excess inventory	(3,472)	(3,472)

	$10,503	$11,106

        The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses and a change in market factors in 2003, the Company determined that as of December 31, 2003 certain products would not be sold during the next twelve months. Inventories that are not anticipated to be sold in the twelve months, have been classified as non-current. Accordingly, $11,106 and $10,503 have been reclassified from current assets to non-current as of December 31, 2003 and March 31, 2004, respectively.

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

Note 6 – Acquisition (Subscribers and passings in whole numbers)

        During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit (“MDU”) cable television systems (the “Systems”) owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, LLC (“BDR Broadband”), 90% of the outstanding capital stock of which is owned by the Company, acquired the Systems, which are comprised of approximately 3,070 existing MDU cable television subscribers and approximately 7,520 passings. BDR Broadband paid approximately $1,880 for the Systems, subject to adjustment, which constitutes a purchase price of $.575 per subscriber. The final closing date for the transaction was on October 1, 2002. The Systems were cash flow positive beginning in the first year. To date, the Systems have been upgraded with approximately $890 of interdiction and other products of the Company. It is planned that the Systems will be upgraded with approximately $500 of additional interdiction and other products of the Company over the course of operation. During July 2003, the Company purchased the 10% interest in BDR Broadband that had been originally owned by Paradigm Capital Investments, LLC, for an aggregate purchase price of $35, resulting in an increase in the Company’s stake in BDR Broadband from 80% to 90%.

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

        In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC (“NetLinc”) and a 35% minority interest in Blonder Tongue Telephone, LLC (“BTT”) (to which the Company has licensed its name). The aggregate purchase price consisted of (i) up to $3,500 payable over a minimum of two years, plus (ii) 500 shares of the Company’s common stock. NetLinc owns patents, proprietary technology and know-how for certain telephony products that allow Competitive Local Exchange Carriers (“CLECs”) to competitively provide voice service to MDUs.  Certain distributorship agreements were also concurrently entered into among NetLinc, BTT and the Company pursuant to which the Company ultimately acquired the right to distribute NetLinc’s telephony products to private and franchise cable operators as well as to all buyers for use in MDU applications.  BTT partners with CLECs to offer primary voice service to MDUs, receiving a portion of the line charges due from the CLECs’ telephone customers, and the Company offers for sale a line of telephony equipment to complement the voice service.

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

Note 7 – Notes Receivable

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Note 8 – Related Party Transactions

        The President of the Company lent the Company 100% of the purchase price of certain used-equipment inventory purchased by the Company in October through November of 2003. The inventory was purchased at a substantial discount to market price. While the aggregate cost to purchase all of the inventory was approximately $950, the maximum amount of indebtedness outstanding to the President at any one time during the first quarter of 2004 was $675. At March 31, 2004, the remaining outstanding balance due to the President was $518 and was included in other accrued expenses. The President made the loan to the Company on a non-recourse basis, secured solely by a security interest in the inventory purchased by the Company and the proceeds resulting from the sale of the inventory. In consideration for the extension of credit on a non-recourse basis, the President will receive from the Company interest on the outstanding balance at the margin interest rate he incurs for borrowing the funds from his lenders (approximately 3.97% as of March 31, 2004) plus 25% of the gross profit derived from the Company’s resale of such inventory, which amounts will not be paid to the President until the outstanding balance of the indebtedness has been paid in full. Through March 31, 2004, accrued interest on the loan payable to the President was $10, and the share of gross profit payable to the President was $88.

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

Note 9 – Restatement

        The Company’s restatement arises from a determination that a vendor’s account payable balance was incorrectly recorded in 2001 and 2002. Certain amounts due to this vendor related to inventories received that were not correctly recorded, and resulted in accounts payable being understated. These incorrect amounts also resulted in the understatement of cost of goods sold in 2001 and 2002, the overstatement of net income in 2001, the understatement of net loss in 2002 and 2003 and the overstatement of retained earnings in the quarter ended March 31, 2004. The effect of these entries, net of taxes, on the financial statements of the Company is summarized below.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

The following table sets forth selected line items from the Company’s consolidated balance sheet at March 31, 2004 and December 31, 2003 that are affected by the restatement on a restated basis and as previously reported:

	(In Thousands)
	At March 31, 2004		At December 31, 2003

	As restated	As reported	As restated	As reported

Accounts Payable	3,171	2,116	2,731	1,676
Retained earnings	11,790	12,845	12,187	13,242

In addition, see Note 4 regarding the inventory reclassification.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe”, “expect”, “anticipate”, “project” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 (See Item 1 – Business; Item 3 – Legal Proceedings; and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

General

        During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit cable television systems (the “Systems”) owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, 90% of the outstanding capital stock of which is owned by the Company, acquired the Systems, which are comprised of approximately 3,070 existing MDU cable television subscribers and approximately 7,520 passings. BDR Broadband paid approximately $1,880,000 for the Systems, subject to adjustment, which constitutes a purchase price of $575 per subscriber. The final closing date for the transaction was on October 1, 2002. The Systems were cash flow positive beginning in the first year. To date, the Systems have been upgraded with approximately $890,000 of interdiction and other products of the Company. It is planned that the Systems will be upgraded with approximately $500,000 of additional interdiction and other products of the Company over the course of operation. During July, 2003, the Company purchased the 10% interest in BDR Broadband that had been originally owned by Paradigm Capital Investments, LLC, for an aggregate purchase price of $35,000, resulting in an increase in the Company’s stake in BDR Broadband from 80% to 90%.

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

        In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC (“NetLinc”) and a 35% minority interest in Blonder Tongue Telephone, LLC (“BTT”) (to which the Company has licensed its name). The aggregate purchase price consisted of (i) up to $3,500,000 payable over a minimum of two years, plus (ii) 500,000 shares of the Company’s common stock. NetLinc owns patents, proprietary technology and know-how for certain telephony products that allow Competitive Local Exchange Carriers (“CLECs”) to competitively provide voice service to MDUs.  Certain distributorship agreements were also concurrently entered into among NetLinc, BTT and the Company pursuant to which the Company ultimately acquired the right to distribute NetLinc’s telephony products to private and franchise cable operators as well as to all buyers for use in MDU applications.  BTT partners with CLECs to offer primary voice service to MDUs, receiving a portion of the line charges due from the CLECs’ telephone customers, and the Company offers for sale a line of telephony equipment to complement the voice service.

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

        In addition to receiving incremental revenues associated with its direct sales of the telephony products, the Company also anticipates receiving a portion of BTT’s net income derived from voice-service revenues through its 50% stake in BTT. While the events related to the restructuring resulted in a delay in the Company’s anticipated 2003 revenue stream from the sale of telephony products, the Company believes that these revised terms are beneficial and will result in the Company enjoying higher gross margins on telephony equipment unit sales as well as an incrementally higher proportion of telephony service revenues. Material incremental revenues associated with the sale of telephony products are not presently anticipated to be received until at least the third quarter of 2004.

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

Liquidity and Capital Resources

        As of March 31, 2004 and December 31, 2003, the Company’s working capital was $11,186,000 and $11,591,000, respectively. The decrease in working capital is attributable primarily to a decrease in long term debt of $1,232,000.

        The Company’s net cash provided by operating activities for the three-month period ended March 31, 2004 was $838,000, compared to net cash provided by operating activities for the three-month period ended March 31, 2003, which was $859,000.

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

        The Company has from time to time experienced short-term cash requirement issues. In 2002, the Company paid approximately $1,880,000 in connection with acquiring its majority interest in BDR Broadband and paying off the Seller Notes for BDR Broadband. In addition, the Company will incur additional obligations related to royalties, if any, in connection with its $1,167,000 cash investments during 2003, in NetLinc and BTT. While the Company’s existing lender agreed to allow the Company to fund both the BDR Broadband obligations and the NetLinc/BTT obligations using its line of credit, such lender did not agree to increase the maximum amount available under such line of credit. These expenditures, coupled with the March 2004 amendment to the Company’s credit agreement with Commerce Bank described above, and certain near-term funding requirements relating to the purchase of a large quantity of high-speed data products, will reduce the Company’s working capital. The Company is exploring various alternatives to enhance its working capital, including inventory-related pricing and product reengineering efforts, as well as restructuring its long-term debt with Commerce Bank or seeking alternative financing. During 2003, BDR Broadband had positive cash flow, which is expected to continue in 2004. As such, BDR Broadband is not presently anticipated to adversely impact the Company’s working capital.

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

        Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The EITF addresses the accounting for revenue generating arrangements involving multiple deliverables. This EITF does not currently apply to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At March 31, 2004 and 2003 the principal amount of the Company’s aggregate outstanding variable rate indebtedness was $3,531,000 and $5,595,000, respectively. A hypothetical 100 basis point increase in interest rates would have had an annualized unfavorable impact of approximately $35,000 and $56,000, respectively, on the Company’s earnings and cash flows based upon these quarter-end debt levels. At March 31, 2004, the Company did not have any derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of its principal executive officer and principal financial officer, the Company evaluated the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based upon the evaluation, when the original Form 10-Q was filed, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. In October, 2004, subsequent to the original Form 10-Q filing, the Company identified an error in accounting for inventories received that were not correctly recorded. This error resulted in a vendor’s account payable balance being understated and the related understatement of cost of goods sold. As a result, the Company concluded that its previously reported financial statements for each of the three years ended December 31, 2003 should be restated to reflect the increase in accounts payable and related increase to cost of goods sold and deferred income taxes. The Company also concluded that the financial statements for the first quarter ended March 31, 2004 should be restated to reflect the increase in accounts payable and decrease in stockholders’ equity. See Note 9 to the unaudited consolidated financial statements for a description of the restatement. In addition, in August, 2004 the Company determined that as of December 31, 2003 certain products would not be sold in the next twelve months. Accordingly, $11,106,000 and $10,503,000 of inventories have been reclassified as non-current as of December 31, 2003 and March 31, 2004, respectively. See Note 4 to the unaudited consolidated financial statement for a description of the inventory reclassification.

        In connection with the completion of its review of the Company’s restated consolidated financial statements for the quarter ended March 31, 2004, the Company’s independent auditors, BDO Seidman, LLP (“BDO”), communicated to the Company’s Audit Committee that the following matters involving the Company’s internal controls and operations were considered to be “reportable conditions,” as defined under standards established by the American Institute of Certified Public Accountants or AICPA:

        •      Lack of reconciliation of accounts payable balances to vendor accounts.

        •      Inadequate review of details of accounts payable.

        •      Inadequate review of slow moving inventories.

        Reportable conditions are matters coming to the attention of the independent auditors that in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect the Company’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO has advised the Company that they consider these matters, which are listed above, to be “material weaknesses” that may increase the possibility that a material misstatement in the Company’s financial statements might not be prevented or detected by its employees in the normal course of performing their assigned functions.

        To remediate these weaknesses, in August, 2004 the Company instituted procedures to review inventory quantities against sales projections and in November, 2004 the Company instituted procedures to reconcile accounts payable to vendor accounts and also modified certain accounts payable and inventory related policies and procedures, provided education regarding such policies and procedures to relevant staff members and has implemented enhanced monitoring of such policies and procedures and related accounting policies. In connection with restating the Company’s financial statements as provided in this Form 10-Q/A, the Company, under the supervision and with the participation of its principal executive officer and principal financial officer, has concluded that, as a result of the foregoing modifications to certain policies and procedures, the Company believes the deficiencies have been remediated. The Company’s principal executive officer and principal financial officer did not note any other deficiencies in the Company’s disclosure controls and procedures during their evaluation. Other than the matters discussed above, the Company’s principal executive officer and principal financial officer have determined that the Company’s disclosure controls and procedures were effective as of March 31, 2004 in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote; however, the Company’s principal executive officer and principal financial officer have concluded that, other than as noted above, the Company’s disclosure controls and procedures were effective at a reasonable assurance level. The Company continues to monitor the effectiveness of its disclosure controls and procedures on an ongoing basis.

        In addition, the Company reviewed its internal control over financial reporting and there have been no changes during the Company’s first fiscal quarter of 2004 in the Company’s internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

        The exhibits are listed in the Exhibit Index appearing at page 20 herein.

        (b)      Reports on Form 8-K

        On March 31, 2004, the Company filed a Form 8-K relating to Item 12 of such Form. The information under Item 12 related to the Company’s March 31, 2004 press release announcing its financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: November 22, 2004
	By:	/s/ James A. Luksch
James A. Luksch Chief Executive Officer

By:	/s/ Eric Skolnik
Eric Skolnik Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.2 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

10.1	Second Amendment and Waiver to Loan and Security Agreement between Blonder Tongue Laboratories, Inc and Commerce Bank, N.A., dated March 29, 2004.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2004, filed May 17, 2004.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.