Form 10-Q/A
period 2004-06-30
BLONDER TONGUE LABORATORIES INC
filed 2004-11-23
CIK 1000683

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

The Exhibit Index appears on page 20.

EXPLANATORY NOTE

Blonder Tongue Laboratories, Inc. (“Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (this “Form 10-Q/A”) to reflect the correction in a vendor’s account payable balance and the related effect on stockholders’ equity. In addition, as previously reported in this Form 10-Q for the quarter ended June 30, 2004, the Company reclassified certain inventory not anticipated to be sold in the next twelve months as non-current and reflected such reclassification on the December 31, 2003 balance sheet. As a result of these revisions, the Company is restating its consolidated balance sheet as of June 30, 2004. For a detailed description of the effect of the restatement, see Notes 4 and 9 to the Company’s unaudited consolidated financial statements accompanying this Amendment.

The Items of the Company’s Form 10-Q for the quarter ended June 30, 2004 which are amended and restated are as follows: Part I: Item 1 – Financial Statements; Items 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 4 – Controls and Procedures; and Item 6 – Exhibits and Reports on Form 8-K.

The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-Q/A consist of all other Items originally contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 in the form filed on August 16, 2004. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited) June 30	December 31
	2004 (restated)	2003 (restated)
Assets (Note 5)
Current assets:
Cash	$238	$195
Accounts receivable, net of allowance for doubtful accounts of $847 and $1,192 respectively	6,368	5,682
Inventories (Note 4)	9,984	9,482
Notes receivable (Note 7)	17	627
Income tax receivable	318	679
Prepaid pension benefit costs	631	631
Prepaid and other current assets	915	695
Deferred income taxes	960	960

Total current assets	19,431	18,951
Inventories non-current (net) (Note 4)	9,897	11,106
Notes receivable (Note 7)	—	216
Property, plant and equipment, net of accumulated depreciation and amortization	6,271	6,652
Patents, net	2,435	2,649
Rights-of-Entry, net (Note 6)	1,096	1,300
Other assets, net	845	851
Investment in Blonder Tongue Telephone LLC (Note 6)	2,043	2,043
Deferred income taxes	4,222	4,222

	$46,240	$47,990

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 5)	$7,641	$3,201
Accounts payable	1,865	2,731
Accrued compensation	851	560
Other accrued expenses (Note 8)	848	868

Total current liabilities	11,205	7,360

Long-term debt (Note 5)	4,291	9,745
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding	—	—
Common stock, $.001 par value; authorized 25,000 shares, 8,452 and 8,445 shares issued	8	8
Paid-in capital	24,165	24,145
Retained earnings	12,026	12,187
Treasury stock, at cost, 449 shares	(5,455)	(5,455)

Total stockholders’ equity	30,744	30,885

	$46,240	$47,990

See accompanying notes to consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net sales	$10,917	$8,534	$19,446	$17,136
Cost of goods sold	7,837	5,859	13,425	12,302

Gross profit (Note 7)	3,080	2,675	6,021	4,834

Operating expenses:
Selling	1,093	953	2,138	1,951
General and administrative	1,349	1,607	2,956	3,171
Research and development	391	468	802	1,016

	2,833	3,028	5,896	6,138

Earnings (loss) from operations	247	(353)	125	(1,304)

Other Expense:
Interest expense	(223)	(282)	(498)	(555)
Interest and Other Income (Note 7)	212	—	212	—

	(11)	(282)	(286)	(555)

Earnings (loss) before income taxes	236	(635)	(161)	(1,859)
Provision (benefit) for income taxes	—	(245)	—	(711)

Net (loss) earnings	$236	$(390)	$(161)	$(1,148)

Basic earnings (loss) per share	$0.03	$(0.05)	$(0.02)	$(0.15)

Basic weighted average shares outstanding	8,002	7,500	7,999	7,519

Diluted earnings (loss) per share	$0.03	$(0.05)	$(0.02)	$(0.15)

Diluted weighted average shares outstanding	8,026	7,500	7,999	7,519

See accompanying notes to consolidated financial statement

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,

	2004	2003

Cash Flows From Operating Activities:
Net loss	$(161)	$(1,148)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Depreciation	508	574
Amortization	418	378
Allowance for doubtful accounts	—	180
Provision for inventory reserves	300	39
Deferred income taxes	—	37
Changes in operating assets and liabilities:
Accounts receivable	(686)	780
Inventories	407	2,581
Prepaid and other current assets	(220)	(414)
Other assets	6	(40)
Income taxes	361	(493)
Accounts payable, accrued compensation and other accrued expenses	(595)	(393)

Net cash provided by operating activities	338	2,081

Cash Flows From Investing Activities:
Capital expenditures	(127)	(699)
Acquisition of rights-of-entry	—	(150)
Collection of note receivable	826	367
Investment in Blonder Tongue Telephone, LLC	—	(725)

Net cash provided by (used in) investing activities	699	(1,207)

Cash Flows From Financing Activities:
Borrowings of long-term debt	6,660	5,971
Repayments of long-term debt	(7,674)	(6,706)
Proceeds from exercise of stock options	20	—
Acquisition of treasury stock	—	(116)

Net cash used in financing activities	(994)	(851)

Net increase in cash	43	23

Cash, beginning of period	195	258

Cash, end of period	$238	$281

Supplemental Cash Flow Information:
Cash paid for interest	$471	$475
Cash paid for income taxes	$—	$—

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

Note 2 – New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities, and activities of another entity. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

     Under accounting provisions of FAS 123, the Company’s net loss to common shareholders and net loss per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss) as reported	$236	$(390)	$(161)	$(1,148)
Adjustment for fair value of stock options, net of tax	47	81	94	162

Pro forma	$189	($471)	$(255)	($1,310)

Net income (loss) per share basic and diluted:
As reported	$0.03	$(0.05)	$(0.02)	$(0.15)

Pro forma	$0.02	$(0.06)	$(0.03)	$(0.17)

Note 4 – Inventories

     Inventories net of reserves are summarized as follows:

	June 30, 2004	Dec. 31, 2003

Raw Materials	$11,946	$11,379
Work in process	1,199	1,746
Finished Goods	10,508	10,935

	23,653	24,060
Less current inventory	(9,984)	(9,482)

	13,669	14,578
Less reserve for excess inventory	(3,772)	(3,472)

	$9,897	$11,106

     The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses and a change in market factors in 2003, the Company determined that as of December 31, 2003 certain products would not be sold during the next twelve months. Inventories that are not anticipated to be sold in the twelve months, have been classified as non-current. Accordingly, $11,106 has been reclassified from current assets to non-current and current deferred income tax assets of $1,390 (related to the reserve for excess inventory) have also been reclassified to non-current as of December 31, 2003.

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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Note 8 – Related Party Transactions

The President of the Company lent the Company 100% of the purchase price of certain used-equipment inventory purchased by the Company in October through November of 2003. The inventory was purchased at a substantial discount to market price. While the aggregate cost to purchase all of the inventory was approximately $950, the maximum amount of indebtedness outstanding to the President at any one time during the 2004 was $675. The President made the loan to the Company on a non-recourse basis, secured solely by a security interest in the inventory purchased by the Company and the proceeds resulting from the sale of the inventory. In consideration for the extension of credit on a non-recourse basis, the President received from the Company interest on the outstanding balance at the margin interest rate he incurred for borrowing the funds from his lenders and is entitled to receive from the Company 25% of the gross profit derived from the Company’s resale of such inventory, which amounts will not be paid to the President until the outstanding balance of the indebtedness has been paid in full and a final accounting of the transaction has been concluded. In April 2004, the President of the Company acquired $75 of used equipment inventory, which was subsequently sold by him to the Company on a consignment basis. Payment by the Company for the goods become due upon the sale thereof by the Company and collection of the accounts receivable generated by such sales. In connection with the transaction, the Company agreed to pay the President cost plus 25% of the gross profit derived from the sale of such inventory. At June 30, 2004, the aggregate remaining outstanding balance due to the President from the foregoing transactions was approximately $117 and was included in other accrued expenses.

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

Note 9 – Restatement

The Company’s restatement arises from a determination that a vendor’s account payable balance was incorrectly recorded in 2001 and 2002. Certain amounts due to this vendor related to inventories received that were not correctly recorded, and resulted in accounts payable being understated. These incorrect amounts also resulted in the understatement of cost of goods sold in 2001 and 2002, the overstatement of net income in 2001, the understatement of net loss in 2002 and 2003 and the overstatement of retained earnings in the quarter ended June 30, 2004. The effect of these entries, net of taxes, on the financial statements of the Company is summarized below.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

The following table sets forth selected line items from the Company’s consolidated balance sheet at June 30, 2004 and December 31, 2003 that are affected by the restatement on a restated basis and as previously reported:

	(In Thousands)
	At June 30, 2004		At December 31, 2003

	As restated	As reported	As restated	As reported

Accounts Payable	1,865	810	2,731	1,676
Retained earnings	12,026	13,081	12,187	13,242

In addition, see Note 4 regarding inventory reclassification.

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

     In addition to receiving incremental revenues associated with its direct sales of the telephony products, the Company also anticipates receiving a portion of BTT’s net income derived from voice-service revenues through its 50% stake in BTT. While the events related to the restructuring resulted in a delay in the Company’s anticipated revenue stream from the sale of telephony products, the Company believes that these revised terms are beneficial and will result in the Company enjoying higher gross margins on telephony equipment unit sales as well as an incrementally higher proportion of telephony service revenues. Material incremental revenues associated with the sale of telephony products are not presently anticipated to be received until at least the third quarter of 2004.

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

          Income Taxes. The provision for income taxes for the second three months of 2004 was zero compared to a benefit of $245,000 for the second three months of 2003. As a result of the Company’s continuing losses, a 100% valuation allowance has been recorded on the 2004 increase in the deferred tax benefit.

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

Liquidity and Capital Resources

     As of June 30, 2004 and December 31, 2003, the Company’s working capital was $8,226,000 and $11,591,000, respectively. The decrease in working capital is attributable primarily to an increase in the current portion of debt of $4,440,000 due to the reclassification of the revolving line of credit to current.

     The Company’s net cash provided by operating activities for the six-month period ended June 30, 2004 was $338,000, compared to net cash provided by operating activities for the six-month period ended June 30, 2003, which was $2,081,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At June 30, 2004 and 2003 the principal amount of the Company’s aggregate outstanding variable rate indebtedness was $4,926,000 and $6,026,000, respectively. A hypothetical 100 basis point increase in interest rates would have had an annualized unfavorable impact of approximately $49,000 and $60,000, respectively, on the Company’s earnings and cash flows based upon these quarter-end debt levels. At June 30, 2004, the Company did not have any derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

          Under the supervision and with the participation of its principal executive officer and principal financial officer, the Company evaluated the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based upon the evaluation, when the original Form 10-Q was filed, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. In October, 2004, subsequent to the original Form 10-Q filing, the Company identified an error in accounting for inventories received that were not correctly recorded. This error resulted in a vendor’s account payable balance being understated and the related understatement of cost of goods sold. As a result, the Company concluded that its previously reported financial statements for each of the three years ended December 31, 2001, 2002 and 2003 should be restated to reflect the increase in accounts payable and related increase to cost of goods sold and deferred income taxes. The Company also concluded that the financial statements for the second quarter ended June 30, 2004 should be restated to reflect the increase in accounts payable and decrease in stockholders’ equity. See Note 9 to the unaudited consolidated financial statements for a description of the restatement. In addition, in August, 2004 the Company determined that as of December 31, 2003 certain products would not be sold in the next twelve months. Accordingly, $11,106,000 of inventories have been reclassified as non-current as of December 31, 2003. See Note 4 to the unaudited consolidated financial statements for a description of the inventory reclassification.

          In connection with the completion of its review of the Company's restated consolidated financial statements for the quarter ended September 30, 2004, the Company's independent auditors, BDO Seidman, LLP ("BDO"), communicated to the Company's Audit Committee that the following matters involving the Company's internal controls and operations were considered to be "reportable conditions," as defined under standards established by the American Institute of Certified Public Accountants or AICPA:

•	Lack of reconciliation of accounts payable balances to vendor accounts.

•	Inadequate review of details of accounts payable

•	Inadequate review of slow moving inventories.

          Reportable conditions are matters coming to the attention of the independent auditors that in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO has advised the Company that they consider these matters, which are listed above, to be "material weaknesses" that may increase the possibility that a material misstatement in the Company’s financial statements might not be prevented or detected by its employees in the normal course of performing their assigned functions.

          To remediate these weaknesses, in August, 2004 the Company instituted procedures to review inventory quantities against sales projections and in November, 2004 the Company instituted procedures to reconcile accounts payable to vendor accounts and also modified certain accounts payable and inventory related policies and procedures, provided education regarding such policies and procedures to relevant staff members and has implemented enhanced monitoring of such policies and procedures and related accounting policies. In connection with restating the Company’s financial statements as provided in this Form 10-Q/A, the Company, under the supervision and with the participation of its principal executive officer and principal financial officer, has concluded that, as a result of the foregoing modifications to certain policies and procedures, the Company believes the deficiencies have been remediated. The Company’s principal executive officer and principal financial officer did not note any other deficiencies in the Company’s disclosure controls and procedures during their evaluation. Other than the matters discussed above, the Company’s principal executive officer and principal financial officer have determined that the Company’s disclosure controls and procedures were effective as of June 30, 2004 in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote; however, the Company’s principal executive officer and principal financial officer have concluded that, other than as noted above, the Company’s disclosure controls and procedures were effective at a reasonable assurance level. The Company continues to monitor the effectiveness of its disclosure controls and procedures on an ongoing basis.

          In addition, the Company reviewed its internal control over financial reporting and there have been no changes during the Company’s second fiscal quarter of 2004 in the Company’s internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     The Company held its Annual Meeting of Stockholders (the “Meeting”) on May 11, 2004. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (March 19, 2004) there were 8,002,406 shares of Common Stock outstanding and entitled to vote. The following were the matters voted upon at the Meeting:

     1. Election of Directors. The following directors were elected at the Meeting: Robert B. Mayer and James F. Williams. The number of votes cast for and withheld from each director are as follows:

DIRECTORS	FOR	WITHHELD

Robert B. Mayer	7,310,936	0

James F. Williams	7,310,936	0

     John E. Dwight, Robert E. Heaton, James A. Luksch, Robert J. Pallé, Jr., Gary P. Scharmett and James H. Williams continued as directors after the Meeting.

     2.  Ratification of Auditors. The appointment of BDO Seidman, LLP as the Company’s independent auditors for the year ending December 31, 2004 was ratified by the following vote of Common Stock:

FOR	AGAINST	ABSTAINED

7,347,130	14,215	2,646

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits are listed in the Exhibit Index appearing at page 20 herein.

(b) Reports on Form 8-K

On May 13, 2004, the Company filed a Form 8-K relating to Item 12 of such Form. The information under Item 12 related to the Company’s May 13, 2004 press release announcing its unaudited financial results for the first quarter ended March 31, 2004.

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