Form 10-Q
period 2004-09-30
BLONDER TONGUE LABORATORIES INC
filed 2004-11-23
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004,

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes ___     No _X_

Number of shares of common stock, par value $.001, outstanding as of November 15, 2004: 8,002,406.

The Exhibit Index appears on page 18.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)

	Sept. 30,	Dec. 31,
	2004	2003*

Assets (Note 4)
Current assets:
Cash	$146	$195
Accounts receivable, net of allowance for doubtful
accounts of $519 and $1,192 respectively	5,494	5,682
Inventories (Note 3)	9,239	9,482
Notes receivable (Note 6)	9	627
Income tax receivable	319	679
Prepaid pension benefit costs	631	631
Prepaid and other current assets	559	695
Deferred income taxes	960	960

Total current assets	17,357	18,951
Inventories non-current (net) (Note 3)	9,365	11,106
Notes receivable (Note 6)	--	216
Property, plant and equipment, net of accumulated
depreciation and amortization	6,226	6,652
Patents, net	2,337	2,649
Rights-of-Entry, net (Note 5)	1,035	1,300
Other assets, net	1,132	851
Investment in Blonder Tongue Telephone LLC (Note 5)	1,916	2,043
Deferred income taxes	4,222	4,222

	$43,590	$47,990

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 4)	$6,048	$3,201
Accounts payable	1,259	2,731
Accrued compensation	1,022	560
Other accrued expenses (Note 7)	415	868

Total current liabilities	8,744	7,360

Long-term debt (Note 4)	3,696	9,745
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares;
no shares outstanding	--	--
Common stock, $.001 par value; authorized 25,000 shares, 8,452 and 8,445
shares issued	8	8
Paid-in capital	24,165	24,145
Retained earnings	12,432	12,187
Treasury stock, at cost, 449 shares	(5,455)	(5,455)

Total stockholders’ equity	31,150	30,885

	$43,590	$47,990

*See Note 3 regarding reclassifications in amounts previously reported

See accompanying notes to consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net sales	$11,215	$9,195	$30,661	$26,331
Cost of goods sold	7,635	6,230	21,060	18,532

Gross profit (Note 6)	3,580	2,965	9,601	7,799

Operating expenses:
Selling	1,047	947	3,185	2,898
General and administrative	1,488	1,397	4,444	4,568
Research and development	385	433	1,187	1,449

	2,920	2,777	8,816	8,915

Earnings (loss) from operations	660	188	785	(1,116)

Other Expense:
Interest expense	(215)	(272)	(713)	(827)
Equity in loss of Blonder Tongue
Telephone, LLC	(126)	--	(126)	--

Interest and other income (Note 6)	87	--	299	--

	(254)	(272)	(540)	(827)

Earnings (loss) before income taxes	406	(84)	245	(1,943)
Provision (benefit) for income taxes	--	(19)	--	(730)

Net (loss) earnings	$406	$(65)	$245	$(1,213)

Basic earnings (loss) per share	$0.05	$(0.01)	$0.03	$(0.16)

Basic weighted average shares outstanding	8,002	7,577	7,995	7,539

Diluted earnings (loss) per share	$0.05	$(0.01)	$0.03	$(0.16)

Diluted weighted average shares outstanding	8,026	7,577	8,033	7,539

See accompanying notes to consolidated financial statement

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2004	2003

Cash Flows From Operating Activities:
Net income (loss)	$245	$(1,213)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Equity in loss from Blonder Tongue Telephone, LLC	127	--
Depreciation	789	872
Amortization	517	564
Gain on sale of rights of entry	(54)	--
Allowance for doubtful accounts	2	277
Provision for inventory reserves	300	39
Deferred income taxes	--	41
Changes in operating assets and liabilities:
Accounts receivable	186	841
Inventories	1,684	2,532
Prepaid and other current assets	(65)	(170)
Other assets	(80)	37
Income taxes	360	(626)
Accounts payable, accrued compensation and other accrued expenses	(1,463)	1,047

Net cash provided by operating activities	2,548	4,241

Cash Flows From Investing Activities:
Capital expenditures	(388)	(878)
Acquisition of rights-of-entry	(12)	(165)
Proceeds from sale of rights of entry	151	--
Collection of note receivable	834	477
Investment in Blonder Tongue Telephone, LLC	--	(975)

Net cash provided by (used in) investing activities	585	(1,541)

Cash Flows From Financing Activities:
Borrowings of debt	10,400	8,186
Repayments of debt	(13,602)	(10,982)
Proceeds from exercise of stock options	20	--
Acquisition of treasury stock	--	(116)

Net cash used in financing activities	(3,182)	(2,912)

Net decrease in cash	(49)	(212)

Cash, beginning of period	195	258

Cash, end of period	$146	$46

Supplemental Cash Flow Information:
Cash paid for interest	$689	$753
Cash paid for income taxes	$--	$--
Non Cash Inventory and Financing Activities:
Investment in Blonder Tongue Telephone LLC using treasury stock	$--	$1,030

See accompanying notes to consolidated financial statements.

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

     The results for the third quarter and nine months of 2004 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at September 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K/A for the year ended December 31, 2003.

     The Company reclassified the December 31, 2003 balance sheet to reflect certain inventories, related reserves and deferred tax asset as non-current (see Note 3).

Note 2 – Stock Options

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and net (loss) income per common share as if compensation cost for stock options granted under the plans, if applicable, had been determined in accordance with the fair value based method prescribed in FAS 123. The Company does not plan to adopt the fair value based method prescribed by FAS 123.

     The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model. During 2004 and 2003, the following weighted average assumptions were used for grants: expected lives of 9.5 years, no dividend yield, volatibility of 76% and risk free interest rate of 3.2%.

     Under accounting provisions of FAS 123, the Company’s net loss to common shareholders and net loss per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2004	2003	2004	2003

Net earnings (loss) as reported	$406	$(65)	$245	$(1,213)
Adjustment for fair value of stock options,
net of tax	51	81	152	243

Pro forma	$355	$(146)	$93	$(1,456)

Net earnings (loss) per share basic and
diluted:
As reported	$0.05	$(0.01)	$0.03	$(0.16)

Pro forma	$0.04	$(0.02)	$0.01	$(0.19)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Note 3 – Inventories

     Inventories, net of reserves, are summarized as follows:

	Sept. 30,	Dec. 31,
	2004	2003

Raw Materials	$11,843	$11,379
Work in process	1,442	1,746
Finished Goods	9,091	10,935

	22,376	24,060
Less current inventory	(9,239)	(9,482)

	13,137	14,578
Less reserve for excess inventory	(3,772)	(3,472)

	$9,365	$11,106

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

     Over 60% of the non-current inventories are comprised of raw materials. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 4 – Debt

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

     In November 2003, the Company's credit agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning November 1, 2003, the revolving line of credit began to accrue interest at the prime rate plus 1.5%, with a floor of 5.5% (6.0% at September 30, 2004), and the term loan began to accrue interest at a fixed rate of 7.5%. Beginning December 1, 2003, the term loan requires equal monthly principal payments of $193 plus interest with a final payment on April 1, 2006 of all remaining unpaid principal and interest.

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

     The Company is in compliance with all such covenants under its credit agreement, as amended. The Company anticipates that it will either conclude negotiations with its bank and obtain a renewal of its current credit facilities, or enter into new credit facilities with another bank prior to April 1, 2005.

     At September 30, 2004, there was $3,331, $3,013 and $2,936 outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

Note 5 – Acquisition (Subscribers and passings in whole numbers)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

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

Note 6 – Notes Receivable

     During September 2002, the Company sold inventory at a cost of approximately $1,447 to a private cable operator for approximately $1,929 in exchange for which the Company received notes receivable in the principal amount of approximately $1,929. The notes are payable by the customer in 48 monthly principal and interest (at 11.5%) installments of approximately $51 commencing January 1, 2003. The customer’s payment obligations under the notes are collateralized by purchase money liens on the inventory sold and blanket second liens on all other assets of the customer. The Company recorded the notes receivable at the inventory cost and will not recognize any revenue or gross profit on the transaction until a substantial amount of the cost has been recovered, and collectibility is assured. The Company collected $1,355 during the first nine months of 2004 and recorded $832 as a reduction in the note receivable balance, $301 of gross margin and $222 of interest income. The balance of the notes are expected to be collected during 2004 and an additional $181 of gross margin and $134 of interest income is expected to be recognized.

Note 7 – Related Party Transactions

The President of the Company lent the Company 100% of the purchase price of certain used-equipment inventory purchased by the Company in October through November of 2003. The inventory was purchased at a substantial discount to market price. While the aggregate cost to purchase all of the inventory was approximately $950, the maximum amount of indebtedness outstanding to the President at any one time during the 2004 was $675. The President made the loan to the Company on a non-recourse basis, secured solely by a security interest in the inventory purchased by the Company and the proceeds resulting from the sale of the inventory. In consideration for the extension of credit on a non-recourse basis, the President received from the Company interest on the outstanding balance at the margin interest rate he incurred for borrowing the funds from his lenders and is entitled to receive from the Company 25% of the gross profit derived from the Company’s resale of such inventory, which amounts will not be paid to the President until the outstanding balance of the indebtedness has been paid in full and a final accounting of the transaction has been concluded. In April 2004, the President of the Company acquired $75 of used equipment inventory, which was subsequently sold by him to the Company on a consignment basis. Payment by the Company for the goods become due upon the sale thereof by the Company and collection of the accounts receivable generated by such sales. In connection with the transaction, the Company agreed to pay the President cost plus 25% of the gross profit derived from the sale of such inventory. At September 30, 2004, the aggregate remaining outstanding balance due to the President from the foregoing transactions was approximately $117 and was included in other accrued expenses.

     In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc and a 35% minority interest in BTT. During September, 2003, the parties restructured the terms of their business arrangement which included increasing Blonder Tongue’s economic ownership in NetLinc from 20% to 50% and in BTT from 35% to 50%, all at no additional cost to Blonder Tongue. The cash portion of the purchase price in the venture was decreased from $3,500 to $1,167, and was paid in full by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

the Company to BTT in October, 2003. As the non-cash component of the purchase price, the Company issued 500 shares of Common Stock to BTT, resulting in BTT becoming the owner of greater than 5% of the outstanding Common Stock of the Company. The Company will receive preferential distributions equal to the $1,167 cash component of the purchase price from the cash flows of BTT. One-half of such Common Stock (250 shares) has been pledged to the Company as collateral to secure BTT’s obligation. Under the restructured arrangement, the Company pays certain future royalties to NetLinc and BTT upon the sale of telephony products. During 2004, the total royalties to NetLinc and BTT were $5 and $36, respectively. Through this telephony venture, BTT offers primary voice service to MDUs and the Company offers for sale a line of telephony equipment to complement the voice service.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe”, “expect”, “anticipate”, “project” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 (See Item 1 –Business; Item 3 – Legal Proceedings; and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

     In addition to receiving incremental revenues associated with its direct sales of the telephony products, the Company also anticipates receiving a portion of BTT’s net income derived from voice-service revenues through its 50% stake in BTT. While the events related to the restructuring resulted in a delay in the Company’s anticipated revenue stream from the sale of telephony products, the Company believes that these revised terms are beneficial and will result in the Company enjoying higher gross margins on telephony equipment unit sales as well as an incrementally higher proportion of telephony service revenues. Material incremental revenues associated with the sale of telephony products are not presently anticipated to be received until at least the first quarter of 2005.

     During September 2002, the Company sold inventory at a cost of approximately $1,447,000 to a private cable operator for approximately $1,929,000 in exchange for which the Company received notes receivable in the principal amount of approximately $1,929,000. The notes are payable by the customer in 48 monthly principal and interest (at 11.5%) installments of approximately $51,000 commencing January 1, 2003. The customer’s payment obligations under the notes are collateralized by purchase money liens on the inventory sold and blanket second liens on all other assets of the customer. The Company recorded the notes receivable at the inventory cost and will not recognize any revenue or gross profit on the transaction until a substantial amount of the cost has been recovered, and collectibility is assured. The Company collected $1,355,000 during the first nine months of 2004 and recorded $832,000 as a reduction in the note receivable balance, $301,000 of gross margin and $222,000 of interest income. The balance of the notes are expected to be collected during 2004 and a total of approximately $482,000 of gross margin and $356,000 of interest income is expected to be recognized.

Third three months of 2004 Compared with third three months of 2003.

     Net Sales. Net sales increased $2,020,000, or 22.0%, to $11,215,000 in the third three months of 2004 from $9,195,000 in the third three months of 2003. The increase in sales is primarily attributed to an increase in capital spending by cable system operators and improved overall economic conditions and the recognition of

$458,000 of sales attributable to the note receivable described above. As a result, the Company experienced higher headend product sales. Included in net sales are revenues from BDR Broadband of $355,000 and $303,000 for the third three months of 2004 and 2003, respectively.

     Cost of Goods Sold. Cost of goods sold increased to $7,635,000 for the third three months of 2004 from $6,230,000 for the third three months of 2003 and increased as a percentage of sales to 68.1% from 67.8%. The increase as a percentage of sales was caused primarily by a higher portion of sales during the period being comprised of lower margin products.

     Selling Expenses. Selling expenses increased to $1,047,000 for the third three months of 2004 from $947,000 in the third three months of 2003, but decreased as a percentage of sales to 9.3% for the third three months of 2004 from 10.3% for the third three months of 2003. The $100,000 increase was primarily due to an increase in salaries and fringe benefits of $84,000 due to an increase in headcount.

     General and Administrative Expenses. General and administrative expenses increased to $1,488,000 for the third three months of 2004 from $1,397,000 for the third three months of 2003, but decreased as a percentage of sales to 13.3% for the third three months of 2004 from 15.2% for the third three months of 2003. The $91,000 increase can be primarily attributed to an increase in operating expenses of BDR Broadband of $139,000 offset by a decrease in legal expenses of $35,000.

     Research and Development Expenses. Research and development expenses decreased to $385,000 in the third three months of 2004 from $433,000 in the third three months of 2003, primarily due to a decrease in salaries and fringe benefits of $19,000 due to a headcount reduction and a decrease in consulting fees of $10,000. Research and development expenses, as a percentage of sales, decreased to 3.4% in the third three months of 2004 from 4.7% in the third three months of 2003.

     Operating Income. Operating income of $660,000 for the third three months of 2004 represents an increase from $188,000 for the third three months of 2003. Operating income as a percentage of sales increased to 5.9% in the third three months of 2004 from 2.0% in the third three months of 2003.

     Other Expense. Interest expense decreased to $215,000 in the third three months of 2004 from $272,000 in the third three months of 2003. The decrease is the result of lower average borrowing. Other income increased $87,000 in the third three months of 2004 compared to zero in the third three months of 2003 primarily due to the recognition of $85,000 of interest income on the note receivable described above.

     Income Taxes. The provision for income taxes for the third three months of 2004 was zero compared to a benefit of $19,000 for the third three months of 2003. As a result of the Company’s losses in prior periods, a 100% valuation allowance was recorded against the taxable loss in 2003 and the first quarter of 2004. The provision in the third three months of 2004 has been offset by the reversal of an equal amount of the valuation allowance.

First nine months of 2004 Compared with first nine months of 2003

     Net Sales. Net sales increased $4,330,000, or 16.4%, to $30,661,000 in the first nine months of 2004 from $26,331,00 in the first nine months of 2003. The increase in sales is primarily attributed to an increase in capital spending by cable system operators, improved overall economic conditions and the recognition of $1,203,000 of sales attributable to the note receivable described above. As a result, the Company experienced higher headend and data product sales. Included in net sales are revenues from BDR Broadband of $1,094,000 and $744,000 for the first nine months of 2004 and 2003, respectively.

     Cost of Goods Sold. Cost of goods sold increased to $21,060,000 for the first nine months of 2004 from $18,532,000 for the first nine months of 2003, primarily due to increased volume, and decreased as a percentage of sales to 68.7% from 70.4%. The decrease as a percentage of sales was caused primarily by a higher portion of sales during the period being comprised of higher margin products.

     Selling Expenses. Selling expenses increased to $3,185,000 for the first nine months of 2004 from $2,898,000 in the first nine months of 2003, but decreased as a percentage of sales to 10.4% for the first nine months of 2004 from 11.0% for the first nine months of 2003. This $287,000 increase is primarily attributable to an increase in wages and fringe benefits of $266,000,due to an increase in headcount.

     General and Administrative Expenses. General and administrative expenses decreased to $4,444,000 for the first nine months of 2004 from $4,568,000 for the first nine months of 2003 and decreased as a percentage of sales to 14.5% for the first nine months of 2004 from 17.4% for the first nine months of 2003. The $126,000 decrease can be primarily attributed to a decrease in the allowance for bad debts of $268,000 as a result of improved collection efforts, a decrease in salary and fringe benefits of $129,000 due to the temporary reduction of salaries for certain executive officers, offset by an increase in operating expenses of BDR Broadband of $208,000.

     Research and Development Expenses. Research and development expenses decreased to $1,187,000 in the first nine months of 2004 from $1,449,000 in the first nine months of 2003. This $262,000 decrease was primarily due to a decrease in wages and fringe benefits of $170,000 due to a reduction in headcount. Research and development expenses, as a percentage of sales, decreased to 3.9% in the first nine months of 2004 from 5.5% in the first nine months of 2003.

     Operating Income (Loss). Operating income was $785,000 for the first nine months of 2004 compared to a loss of $1,116,000 for the first nine months of 2003.

     Other Expense. Interest expense decreased to $713,000 in the first nine months of 2004 from $827,000 in the first nine months of 2003. The decrease is the result of lower average borrowing. Other income increased to $299,000 in the first nine months of 2004 compared to zero for the first nine months of 2003 primarily due to the recognition of $222,000 of interest income on the note receivable described above.

     Income Taxes. The benefit for income taxes for the first nine months of 2004 was zero compared to a benefit of $730,000 for the first nine months of 2003 due to a valuation allowance of $93,000 since the realization of the deferred tax benefit is not considered more likely than not.

Liquidity and Capital Resources

     As of September 30, 2004 and December 31, 2003, the Company’s working capital was $8,814,000 and $11,591,000, respectively. The decrease in working capital is attributable primarily to an increase in the current portion of debt of $3,331,000 due to the reclassification of the revolving line of credit to current.

     The Company’s net cash provided by operating activities for the nine-month period ended September 30, 2004 was $2,548,000, compared to net cash provided by operating activities for the nine-month period ended September 30, 2003, which was $4,241,000.

     Cash provided by investing activities was $585,000, which was primarily attributable to an $834,000 collection of a note receivable offset by capital expenditures for new equipment and upgrades to the BDR Broadband Systems of $388,000.

     Cash used in financing activities was $3,182,000 for the first nine months of 2004 primarily comprised of $13,602,000 of repayments of debt offset by $10,400,000 of borrowings.

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

     In November 2003, the Company's credit agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning November 1, 2003, the revolving line of credit began to accrue interest at the prime rate plus 1.5%, with a floor of 5.5% (6.0% at September 30, 2004), and the term loan began to accrue interest at a fixed rate of 7.5%. Beginning December 1, 2003, the term loan requires equal monthly principal payments of $193,000 plus interest with a final payment on April 1, 2006 of all remaining unpaid principal and interest.

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

     The Company is in compliance with all such covenants under its credit agreement, as amended. The Company anticipates that it will either conclude negotiations with its bank and obtain a renewal of its current credit facilities, or enter into new credit facilities with another bank prior to April 1, 2005.

     At September 30, 2004, there was $3,331,000, $3,013,000 and $2,936,000 outstanding under the revolving line of credit, term loan and mortgage loan, respectively.

     The Company has from time to time experienced short-term cash requirement issues. In 2002, the Company paid approximately $1,880,000 in connection with acquiring its majority interest in BDR Broadband and paying off the Seller Notes for BDR Broadband. In addition, during 2004, the Company will incur additional obligations related to royalties, if any, in connection with its $1,167,000 cash investments in NetLinc and BTT. While the Company’s existing lender agreed to allow the Company to fund both the BDR Broadband obligations and the NetLinc/BTT obligations using its line of credit, such lender did not agree to increase the maximum amount available under such line of credit. These expenditures, coupled with the March 2004 amendment to the Company’s credit agreement with Commerce Bank described above, and certain near-term funding requirements relating to the purchase of a large quantity of high-speed data products, will reduce the Company’s working capital. The Company is exploring various alternatives to enhance its working capital, including inventory-related pricing and product reengineering efforts, as well as restructuring its long-term debt with Commerce Bank or seeking alternative financing. During 2003, BDR Broadband had positive cash flow, which has continued in the first nine months of 2004. As such, BDR Broadband is not presently anticipated to adversely impact the Company’s working capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At September 30, 2004 and 2003 the principal amount of the Company’s aggregate outstanding variable rate indebtedness was $3,331,000 and $4,621,000, respectively. A hypothetical 100 basis point increase in interest rates would have had an annualized unfavorable impact of approximately $33,000 and $46,000, respectively, on the Company’s earnings and cash flows based upon these quarter-end debt levels. At September 30, 2004, the Company did not have any derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of its principal executive officer and principal financial officer, the Company evaluated the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon the evaluation at the time it was performed, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. In October, 2004, subsequent to such evaluation, the Company identified an error in accounting for inventories received that were not correctly recorded. This error resulted in a vendor’s account payable balance being understated and the related understatement of cost of goods sold. As a result, the Company concluded that its previously reported financial statements for each of the three years ended December 31, 2001, 2002 and 2003 should be restated to reflect the increase in accounts payable and related increase to cost of goods sold and deferred income taxes. Additionally, the Company concluded that the unaudited financial statements for the first quarter ended March 31, 2004 and second quarter ended June 30, 2004 should be restated to reflect the increase in accounts payable and decrease in stockholders’ equity.

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

     To remediate these weaknesses, in August, 2004 the Company instituted procedures to review inventory quantities against sales projections and in November, 2004 the Company instituted procedures to reconcile accounts payable to vendor accounts and also modified certain accounts payable and inventory related policies and procedures, provided education regarding such policies and procedures to relevant staff members and has implemented enhanced monitoring of such policies and procedures and related accounting policies. In connection with restating the Company’s financial statements for the years ended December 31, 2001, 2002 and 2003, and the unaudited financial statements for the quarters ended March 31, 2004 and June 30, 2004, the Company, under the supervision and with the participation of its principal executive officer and principal financial officer, has concluded that, as a result of the foregoing modifications to certain policies and procedures, the Company believes the deficiencies have been remediated. The Company’s principal executive officer and principal financial officer did not note any other deficiencies in the Company’s disclosure controls and procedures during their evaluation. Other than the matters discussed above, the Company’s principal executive officer and principal financial officer have determined that the Company’s disclosure controls and procedures were effective as of September 30, 2004 in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote; however, the Company’s principal executive officer and principal financial officer have concluded that, other than as noted above, the Company’s disclosure controls and procedures were effective at a reasonable assurance level. The Company continues to monitor the effectiveness of its disclosure controls and procedures on an ongoing basis.

     In addition, the Company reviewed its internal control over financial reporting during the fiscal quarter covered by this report. During this quarter, the Company instituted procedures to review inventory quantities against sales projections as described above. During this quarter, there have been no other changes in the Company’s internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. After the end of the third fiscal quarter of 2004, in November, 2004 the Company made a change in the accounts payable reconciliation procedures as described above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder	Incorporated by reference from Exhibit 3.1
	Tongue Laboratories, Inc.	to S-1 Registration Statement No. 33-98070
originally filed October 12, 1995, as
amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories,	Incorporated by reference from Exhibit 3.2
	Inc.	to S-1 Registration Statement No. 33-98070
originally filed October 12, 1995, as
amended.

31.1	Certification of James A. Luksch pursuant to	Filed herewith.
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric Skolnik pursuant to Section	Filed herewith.
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes-	Filed herewith.
Oxley Act of 2002.