Form 10-K
period 2004-12-31
BLONDER TONGUE LABORATORIES INC
filed 2005-04-15
CIK 1000683

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ to __________________

Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)
Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.001	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes      No   X

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2004: $11,280,369.

Number of shares of common stock, par value $.001, outstanding as of March 19, 2005: 8,002,406.

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2005 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant’s last fiscal year) are incorporated by reference into Part III of this report.

Forward-Looking Statements

In addition to historical information, this Annual Report of Blonder Tongue Laboratories, Inc. (“Blonder Tongue” or the “Company”) contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the sections entitled Item 1 - Business, Item 3 - Legal Proceedings, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors. The words “believe”, “expect”, “anticipate”, “project” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission.

Explanatory Note

This Annual Report on Form 10-K (“Form 10-K”) excludes certain audited financial information required under the Securities and Exchange Commission's (“SEC”) rules, related to Blonder Tongue Telephone, LLC ("BTT"), of which the Company owns a 50% economic interest. Blonder Tongue’s audited consolidated financial statements contained in this Form 10-K (the “Blonder Tongue Financials”) do, however, include it’s equity in the loss of BTT as well as its investment in BTT, and condensed financial information of BTT is included in Note 13 to the Blonder Tongue Financials. The Company is currently working to obtain an audit of the financial statements of BTT and expects to file an amendment to this Form 10-K in the near future to include these audited financial statements as Exhibit 99.1.

Since applicable SEC rules require the inclusion of BTT’s audited financial statements in this Form 10-K, this filing does not fully comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended ("1934 Act"). The Company believes this non-compliance is not material, because the Blonder Tongue Financials include all of the required financial information related to BTT and the financial information of BTT has also been included in Note 13 to the Blonder Tongue Financials. As a result, the Company's Chief Executive Officer and Chief Financial Officer have modified the certification required by Exhibit 32.1 of this Form 10-K to note that the Company has complied with Section 13(a) of the 1934 Act in all material respects. Upon filing the audited financial statements of BTT in an amendment to this Form 10-K, the certification required by Exhibit 32.1 will then be filed without such modification.

PART I

ITEM 1. BUSINESS

Introduction

Blonder Tongue is a designer, manufacturer and supplier of a comprehensive line of electronics and systems equipment, primarily for the cable television industry (both franchise and non-franchise, or “private,” cable). Over the past few years, the Company has also introduced equipment and innovative solutions for the high-speed transmission of data and the provision of telephony services in multiple dwelling unit applications. The Company’s products are used to acquire, distribute and protect the broad range of communications signals carried on fiber optic, twisted pair, coaxial cable and wireless distribution systems. These products are sold to customers providing an array of communications services, including television, high-speed data (Internet) and telephony, to single family dwellings, multiple dwelling units (“MDUs”), the lodging industry and institutions such as hospitals, prisons, schools and marinas.

Staying at the forefront of the communications broadband technology revolution is a continuing challenge. The Company continues to add products to respond to the changes taking place. Blonder Tongue’s most recent additions are a line of telephony products for the purpose of offering primary telephone service to MDUs and the MegaPort line of high-speed data products to provide broadband access to lodging and MDU communities. Other product additions over the past few years include digital satellite receivers, fiber communications network components, QPSK to QAM transcoders (for EchoStar and Digicipher II MPEG-2 Satellite Services), Digicipher II-compatible QAM set-top converters, and a broad range of interdiction products. This past year the Company introduced 8PSK to QAM transcoders for satellite-delivered HDTV channels and an HDTV processor for over-the-air HDTV channels.

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

Over the past several years, the Company has expanded beyond its core business by acquiring a private cable television system (BDR Broadband, LLC ) and by acquiring an interest in a company offering a private telephone program ideally suited to multiple dwelling unit applications (Blonder Tongue Telephone, LLC).

BDR Broadband, LLC (“BDR Broadband”), a 90% owned subsidiary of the Company, acquired the rights-of-entry for certain MDU cable television and high-speed data systems in August 2002. The systems are presently comprised of approximately 2,909 existing MDU cable television subscribers and approximately 6,909 passings (taking into account the sale during 2004 of the rights-of-entry for two systems located outside the region where the remaining systems are located). BDR Broadband is a venture between the Company and Priority Systems, LLC, which has expertise in marketing and operating MDU cable television systems. During July 2003, the Company purchased the 10% interest in BDR Broadband that had been originally owned by Paradigm Capital Investments, LLC, for an aggregate purchase price of $35,000 resulting in the Company’s stake in BDR Broadband increasing from 80% to 90%. The Company believes that the model it has devised for acquiring and operating these systems has been successful and can be replicated. The Company is seeking opportunities to acquire additional rights-of-entry and is presently negotiating several such opportunities, although there is no assurance that the Company will be successful in consummating these transactions.

The Company entered into a series of agreements in March, 2003, and September, 2003 pursuant to which it acquired a 50% economic ownership interest in NetLinc Communications, LLC and Blonder Tongue Telephone, LLC (to which the Company has licensed its name). As a result of these acquisitions, the Company is now involved in providing a proprietary telephone system ideally suited for MDU deployment in both products and services. The Company receives incremental revenues associated with its direct sales of the telephony products, and it also expects to receive additional revenues from telephony services provided by or through contracts for such services obtained by BDR Broadband, Blonder Tongue Telephone, LLC (through the Company’s 50% stake therein), as well as joint ventures with third parties. The Company continues to acquire additional rights-of-entry for the provision of video, voice and/or high-speed data services, albeit at a modest pace. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” for a more detailed description of the investments in the private cable operation and telephone program and the underlying operations.

The Company was incorporated under the laws of the State of Delaware in November, 1988 and completed its initial public offering in December, 1995.

Industry Overview

The broadband signal distribution industry (involving the high-speed transmission of television, telephony and internet signals) is currently dominated by franchise multiple system cable operators, or MSOs. The markets for wireless, direct-broadcast satellite (“DBS”) and digital subscriber lines (“DSL”) used for these purposes continue to grow. Within the cable television market there are an increasing number of metropolitan areas that have awarded second cable television franchises to create competition with the existing franchisee. The government has been in favor of competition in this market and has passed regulations to encourage it. Franchise cable companies carefully monitor DBS penetration in their franchise areas and react rapidly to competition, all to the eventual benefit of the consumer. To fight competition, the operators offer more services and more television channels as well as discounted prices. The lineup of services typically includes an analog block of channels from 54 to 550 MHz, high-speed data service using high-speed cable modems, cable telephony either interfacing with switched networks or internet protocol networks, and digital television in the 550 to 750 MHz range. These upgraded services are possible in every system that has been rebuilt to 750 MHz of bandwidth. The standard architecture for these enhanced systems contemplates a hybrid distribution network with a combination of fiber optic cable to nodes of 100 to 500 subscribers, with coaxial cable from the node to the customer and full reverse-path capability for the pay-per-view, video-on-demand, data and phone services.

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

The Company is a value-added distributor for Motorola’s QAM decoder to the United States private cable and Canadian franchise cable markets. Coupling this product with the Company’s Digicipher® II-compatible QTM transcoder line of products, provides a low-cost hardware solution for small system operators that want to offer digital programming from sources such as HITS® and EchoStar. The Company’s transcoder line has been further enhanced to include the High Definition TV Transcoder Series, which is intended for use with Dish™ Commercial TV from EchoStar and its HDTV processor for delivery of off-air HDTV signals over the systems distribution network.

Cable Television

Most cable television operators have built fiber optic networks with various combinations of fiber optic and coaxial cable to deliver television signal programming, data, and phone services on one drop cable. Cable television deployment of fiber optic trunk has been completed in most existing systems. The system architecture being employed to accomplish the combined provision of television, high-speed data and telephone service is a hybrid fiber coaxial (“HFC”) network. In an HFC network, fiber optic trunk lines connect to nodes which typically feed 100 to 500 subscribers, using coaxial cable.

The Company believes that most major metropolitan areas will eventually have complex networks of two or more independent operators interconnecting homes, while private cable operators will provide service to many multi-dwelling complexes. All of these networks are potential users of Blonder Tongue headend, digital, telephone and interdiction products.

Multiple Dwelling Units (MDUs)

MDUs, because they represent a large percentage of the private cable market, have historically been responsible for a large percentage of the Company’s sales. In the early days of cable television MDUs were served by franchise cable operators. In 1991, when the FCC allocated a designated frequency band for private cable, the private cable industry became a major supplier of TV services to MDUs since they could interconnect buildings with 18 GHz over-the-air links and reduce the cost-per-subscriber in building MDU networks. Of course, in 1991 the cost of a headend was significantly higher than today. This type of networking continues today, however, presently some MDU private cable systems are connected using fiber optics since it is more reliable, has much greater bandwidth, and can handle two-way communication, which is required for voice, data and video-on-demand. Most new systems deploy lower cost dedicated headends and by supplying all three services (video, voice and high-speed data), have significantly greater revenues per subscriber, thereby significantly improving the return on investment over what was possible 10 years ago.

A typical private cable MDU provides 60 to 80 channels of analog signals, as many as 500 digital video channels, high-speed data and telephone services, utilizing the Company’s core headend products (receivers, modulators, transcoders, processors, etc), primary telephone equipment and distribution products. MDUs served by franchise cable are also a large potential revenue source for Blonder Tongue since they generally fall into the category of customers where churn, theft of service and converter loss are extremely high. This makes these areas prime candidates for Blonder Tongue’s interdiction products.

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

Most of the systems with video-on-demand service were initially in large hotels, where the economics of high channel capacity systems are more easily justified. The conversion of hotel pay-per-view systems into video-on-demand is increasing. Smaller hotels and motels are being provided with video-on-demand as technology results in reduced headend costs, keeping the market growth reasonably steady. A current trend in lodging is to provide “plug-and-play” high-speed data service to customers and Blonder Tongue’s MegaPort high-speed data product is an ideal solution for hotel/motel high-speed data deployment.

International

Cable television service for much of the world is expanding as technological advancement reduces the cost to consumers. In addition, economic development in Latin America and Asia has allowed construction of integrated delivery systems that utilize a variety of electronics and broadband hardware. The pace of growth is difficult to predict, but as more alternatives become available and television service becomes increasingly affordable, it is anticipated that more equipment will be placed in the field. The Company utilizes several distributors in Florida and within Latin America to serve the Latin American market, although during the last several years international sales have not materially contributed to the Company’s revenue base.

Additional Considerations

The technological revolution with respect to video, data and voice services continues at a rapid pace. Cable TV’s QAM video is competing with DirecTV and EchoStar’s DBS service; cable modems compete with DSL offered by the Regional Bell Operating Companies (“RBOC”); RBOC’s are building national fiber networks and threatening to deliver video, data and voice services directly to the home over fiber optic cable, and voice over IP (“VOIP”) is being offered by cable companies and others in competition with traditional phone companies. There is also the possibility of convergence of data and video communications, wherein computer and television systems merge and the computer monitor replaces the television screen. While it is not possible to predict with certainty which technology will be dominant in the future, it is clear that digitized video and advances in the ability to compress the digitized video signal make both digital television and the convergence of computer, telephone and television systems technically possible.

Since United States television sets are for the most part analog (not digital), direct satellite television and other digitally compressed programming requires headend products or set-top decoding receivers or converters to convert the digitally transmitted satellite signals back to analog. The replacement of all television sets with digital sets will be costly and take many years to complete. The Company believes that for many years to come, program providers will deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ decoding receivers at each television set. Headend products are a large segment of Blonder Tongue’s business and the Company believes interdiction is an ideal product for a system operator to use to control access to the multitude of analog programming that will be available.

Products

Blonder Tongue’s products can be separated, according to function, into the several categories described below:

• Analog Video Headend Products used by a system operator for signal acquisition, processing and manipulation for further transmission. Among the products offered by the Company in this category are satellite receivers, integrated receiver/decoders, transcoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers, and processors. The headend of a television signal distribution system is the “brain” of the system, the central location where the multi-channel signal is initially received, converted and allocated to specific channels for analog distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal. Blonder Tongue is a licensee of Motorola, Inc.’s (“Motorola”) VideoCipher® and DigiCipher® encryption technologies and integrates their decoders into integrated receiver/decoder products, where required. The Company estimates that Headend Products accounted for approximately 52% of the Company’s revenues in 2004, 54% in 2003, and 66% in 2002.

• Digital Video Headend Products used by a system operator for acquisition, processing and manipulation of digital video signals. An alternative to converting signals to analog for distribution is to transcode the satellite signal’s modulation from QPSK (quadrature phase shift key) to QAM (quadrature amplitude modulation) or 8PSK to QAM for HDTV signals received from a satellite transponder, since QPSK and 8PSK are optimum for satellite transmission and QAM is optimum for fiber/coaxial distribution. This maintains the signal in its digital form. Digital Products continue to expand in the cable marketplace and bring more advanced technology to consumers and operators. Blonder Tongue is constantly expanding its Digital Products offering, which includes a complete line of Transcoders for economically deploying and adding a digital programming tier, including both standard and HDTV channels, to systems, Digital QAM up-converters for data-over-cable applications and Digital High Definition Television Processors for delivery of HDTV programming.

• High-speed Data Products used to provide Internet access and data transfer over a hybrid fiber/coaxial cable system. Products in this category include standard cable modems and routers, and the MegaPort solution for providing broadband Internet access to MDUs. The MegaPort solution consists of two main components, the Gateway and the Intelligent Outlets. The Gateway is a broadband ethernet router or bridge that establishes a network within a building or community. The Intelligent Outlet serves as the modem, but is permanently installed in the home to eliminate loss of equipment associated with churn. Each Gateway can accommodate 64 enabled Outlets and with a software upgrade, up to 250 outlets.

• Telephony Products used to provide expanded telephone service to MDU subscribers. These products are designed to offer carrier class telephone service to residences using existing twisted pair wires. Service will be fully transparent to subscribers with advanced calling features such as 911, Caller ID, Call Waiting Plus, and Three-way Calling available and bundled at a flat rate to subscribers. The Blonder Tongue telephony family of products includes a T1 concentrator and a multiplexer. The system starts at a telephone company class 5 switch located at their local central office. A T1 line is routed from the switch and brought to the LoopXpress Concentrator. The telephone information is then routed to the LineXpress Multiplexer which converts the digital format into analog voice frequencies for transmission to up to 12 independent resident telephone lines. The existing twisted-pair telephone wiring infrastructure is utilized to provide dial tone at a resident’s premises using any standard telephone. System operation, including activating and deactivating phone lines, is achieved through a point-and-click software package. Communication to the equipment can be performed locally or remotely for increased operating efficiency and simplified system management. The Company does not have a significant history of sales of telephony products as it only acquired the distribution rights in 2003. In its preferred configuration, this telephone service (which is capable of deploying VOIP service at lower cost) is a true primary line service with full 911 capability. The Company believes that sales of those telephony products will grow into a significant source of revenue for the Company.

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

• Fiber Products used to transmit the output of a cable system headend to multiple locations using fiber optic cable. Among the products offered are optical transmitters, receivers, couplers, splitters and compatible accessories. These products convert RF frequencies to light (or infrared) frequencies and launch them on optical fiber. At each receiver site, an optical receiver is used to convert the signals back to normal VHF frequencies for distribution to subscribers. Sales of products in this category continue as they have become the product of choice in applications formerly suitable to the use of microwave products.

• Distribution Products used to permit signals to travel from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a distribution network of fiber optic or coaxial cable. Among the products offered by the Company in this category are line extenders, broadband amplifiers, directional taps, splitters and wall taps. In cable television systems, the distribution products are either mounted on exterior telephone poles or encased in pedestals, vaults or other security devices. In private cable systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coaxial cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company estimates distribution products accounted for approximately 19% of the Company’s revenues in 2004, 19% in 2003 and 17% in 2002.

• Addressable Subscriber and Interdiction Products used to control access to programming at the subscriber’s location. Among the products offered by the Company in this category are (i) its VideoMask™ addressable signal jammer, licensed from Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc. (ii) the SMI Interdiction product line acquired from Scientific-Atlanta, Inc. as part of its interdiction business, and (iii) the Addressable Multi-Tap (AMT). Interdiction products limit the availability of programs to subscribers, through jamming of particular channels. Such products enable an operator or consumer to control subscriber access to premium channels and other enhanced services locally or through a computer located off-premises. They also eliminate the necessity of an operator having to make a service call to install or remove passive traps and eliminate the costs associated with damage or loss of analog set-top converters in the subscribers’ locations. The Company believes that the reduction in operating costs, programming piracy, and converter loss which can be obtained through the use of interdiction can be a significant factor in further product penetration into the franchise cable market in MDU applications. Recently, the Company introduced a consumer version of this product, the TV Channel Blocker, which provides local (at the consumer level) control of the full analog block of channels. The customer can select which programs he or she considers objectionable to his or her children or family and locally select to block them. While it is not possible to predict the breadth of market acceptance for these products, the Company believes the potential is substantial in the private cable market, franchise cable market and consumer market as alternatives to, or in conjunction with, set-top converters and as a viable option for companies and municipalities who are overbuilding existing cable infrastructures and are seeking a more consumer-friendly and cost-effective way to compete with the incumbent franchise cable operator. The Company estimates that Interdiction products accounted for approximately 6% of the Company’s revenues in 2004, 11% in 2003 and 8% in 2002.

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

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand the frequency range of existing products in order to accommodate customer demand for greater channel capacity, (iii) license new technology (such as digital satellite receiver decoders and high-speed data transmission products), and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources, to suit the dynamics of the evolving marketplace. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects with the expectation or promise of substantial future orders from such customers or customer prospects. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering to lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties when the Company believes that it can obtain such technology more quickly and/or cost-effectively from such third parties than the Company could otherwise develop on its own, or when the desired technology is proprietary to a third party. There were 14 employees in the research and development department of the Company at December 31, 2004. The Company spent $1,549,000, $1,833,000 and $1,972,000 on research and development expenses for the years ended December 31, 2004, 2003 and 2002, respectively.

Marketing and Sales

Blonder Tongue markets and sells its products worldwide to the following markets: private cable operators, system contractors, franchise cable operators, the lodging industry, institutions, satellite dealers and retailers. Sales are made directly to customers by the Company’s internal sales force, as well as through numerous domestic stocking distributors (which accounted for approximately 44% of the Company’s revenues for fiscal 2004). These distributors serve multiple markets. Direct sales to private cable operators and system integrators accounted for approximately 24% of the Company’s revenues for fiscal 2004.

The Company’s sales and marketing function is predominantly performed by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects. The Company’s internal sales force consists of 26 employees, which currently includes 12 salespersons (9 salespersons in Old Bridge, New Jersey, one salesperson in each of North Myrtle Beach, South Carolina, Cudahy, Wisconsin, Folsom and Miami, Florida) and 14 sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

The Company’s standard customer payment terms are 2%-10, net 30 days. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

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

The Company had approximately $303,000 in purchase orders as of December 31, 2004 and approximately $639,000 in purchase orders as of December 31, 2003. All of the purchase orders outstanding as of December 31, 2004 are expected to be shipped prior to December 31, 2005. The purchase orders are for the future delivery of products and are subject to cancellation by the customers.

Customers

Blonder Tongue has a broad customer base, which in 2004 consisted of approximately 500 active accounts. Approximately 39%, 43%, and 50% of the Company’s revenues in fiscal years 2004, 2003, and 2002, respectively, were derived from sales of products to the Company’s five largest customers. In 2004 and 2003, sales to Toner Cable Equipment, Inc. accounted for approximately 18% and 21% respectively of the Company’s revenues. There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. However, the Company anticipates that these customers will continue to account for a significant portion of the Company’s revenues in future periods, although none of them is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period.

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

The Company’s revenues are derived primarily from customers in the continental United States, however, the Company also derives revenues from customers outside the continental United States, primarily in Canada and to a more limited extent, in underdeveloped countries. Television service is less developed in many international markets, particularly Latin America and Asia, creating opportunity for those participants who offer quality products at a competitive price. Sales to customers outside of the United States represented approximately 4%, 2% and 8% of the Company’s revenues in fiscal years 2004, 2003 and 2002 respectively. All of the Company’s transactions with customers located outside of the continental United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions.

Manufacturing and Suppliers

Blonder Tongue’s manufacturing operations are located at the Company’s headquarters in Old Bridge, New Jersey. The Company’s manufacturing operations are vertically integrated and consist principally of the assembly and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chassis and cabinets for such assemblies. Management continues to implement a significant number of changes to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor, an increased use of surface mount, axial lead and radial lead robotics to place electronic components on printed circuit boards, a continuing program of circuit board redesign to make more products compatible with robotic insertion equipment and an increased integration in machining and fabrication. All of these efforts are consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products.

Outside contractors supply standard components, etch-printed circuit boards and electronic subassemblies to the Company’s specifications. While the Company generally purchases electronic parts which do not have a unique source, certain electronic component parts used within the Company’s products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. However, in such situations the Company may experience temporary reductions in its ability to ship products affected by the component shortage. On an as-needed basis, the Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher® and DigiCipher® encryption systems manufactured by Motorola, which are standard encryption methodologies employed on U.S. C-Band and Ku-Band transponders, EchoStar digital receivers for delivery of DISH Network™ programming, and Hughes digital satellite receivers for delivery of DIRECTV™ programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company’s operating results. The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company.

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

Intellectual Property

The Company currently holds 30 United States patents and 14 foreign patents covering a wide range of electronic systems and circuits, of which 19 United States patents and 10 foreign patents were obtained in the Company’s acquisition of Scientific-Atlanta, Inc.’s interdiction business during 1998. Other than certain of the patents acquired from Scientific-Atlanta, Inc., none of the Company’s patents are considered material to the Company’s present operations because they do not relate to high volume applications. Because of the rapidly evolving nature of the cable television industry, the Company believes that its market position as a supplier to cable integrators derives primarily from its ability to develop a continuous stream of new products which are designed to meet its customers’ needs and which have a high performance-to-cost ratio.

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

The Company is a licensee of Motorola relating to Motorola’s VideoCipher® encryption technology and is also a party to a private label agreement with Motorola relating to its DigiCipher® technology. Under the VideoCipher® license agreement, the Company is granted a non-exclusive license under certain proprietary know-how, to design and manufacture certain licensed products to be compatible with the VideoCipher® commercial descrambler module. The VideoCipher® license agreement provides for the payment by the Company of a one-time license fee for the Company’s first model of licensed product and additional one-time license fees for each additional model of licensed product. The VideoCipher® license agreement also provides for the payment by the Company of royalties based upon unit sales of licensed products. Under the DigiCipher® private label agreement, the Company is granted the non-exclusive right to sell DigiCipher® II integrated receiver decoders bearing the Blonder Tongue name for use in the commercial market. The DigiCipher® private label agreement provides for the payment by the Company of a one-time license fee for the Company’s first model of licensed product and additional one-time license fees for each additional model of licensed product.

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

In June, 2000, the FCC adopted and issued a Final Rule and Order relating to the re-designation of portions of the 18GHz-frequency band among the various currently allocated services. The Final Rules regarding this issue provided for the grandfathering, for a period of ten years, of certain pre-existing (installed) terrestrial fixed service operators (“TFSOs”) and TFSOs that had made application for a license prior to a certain date. The FCC segmented the 18GHz-frequency band into several sub-bands and provided for varying obligations and rights as between the TFSOs and Fixed Satellite Service Operators (“FSSOs”). Overall, the Final Rules were complex and placed a measure of uncertainty upon TFSOs considering the use of microwave gear in new systems. In November 2002, the FCC issued a Second Order on Reconsideration (the “Second Order”), which redefined the use of the 18 GHz microwave band. Among other things, the Second Order changed the permissible band of transmission for future microwave links from the 18.42 to 18.58 GHz band to the 17.7 GHz to 18.3 GHz band. As a result of the Second Order, the Company’s existing microwave inventory would have to be modified to function within the new frequency band. The new 18GHz band provides additional channel capacity to the private cable operator. In addition, on April 19, 2004, the FCC International Bureau released a Notice of Proposed Rulemaking (“NPRM”), Docket 04-143, which among other things, proposes channelization changes for the 18GHz band. Through this NPRM, the FCC International Bureau is seeking to reduce the useable band from 17.7-18.3GHz to 17.8-18.3GHz. This proposed change, if adopted, would reduce 18GHz channel capacity for private cable operator use. The impact on future 18GHz sales remains uncertain at this time. These issues, coupled with the expanding use of fiber optic cable and the inherent superiority in fiber due to its greater bandwidth capability, have resulted in a shift in customer purchases away from microwave gear and toward fiber optics.

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2004 and does not anticipate incurring in 2005 material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

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

Employees

As of February 8, 2005, the Company employed approximately 281 people, including 198 in manufacturing, 14 in research and development, 11 in quality assurance, 11 in production services, 26 in sales and marketing, and 21 in a general and administrative capacity. 130 of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a one year labor agreement with the Company expiring in February, 2006. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which is owned by the Company. The Old Bridge Facility is encumbered by a mortgage held by Commerce Bank in the principal amount of $2,858,000 as of December 31, 2004.

Management believes that the Old Bridge Facility is adequate to support the Company’s anticipated needs in 2005. Subject to compliance with applicable zoning and building codes, the Old Bridge real property is large enough to double the size of the plant to accommodate expansion of the Company’s operations should the need arise.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock has been traded on the American Stock Exchange since the Company’s initial public offering on December 14, 1995. The following table sets forth for the fiscal quarters indicated, the high and low sale prices for the Company’s Common Stock on the American Stock Exchange.

Market Information
Fiscal Year Ended December 31, 2004:	High	Low
First Quarter	$4.18	$3.25
Second Quarter	3.40	2.46
Third Quarter	3.40	2.55
Fourth Quarter	4.94	2.95

Fiscal Year Ended December 31, 2003:	High	Low
First Quarter	$1.85	$1.30
Second Quarter	2.31	1.43
Third Quarter	2.56	1.89
Fourth Quarter	3.30	1.91

The Company’s Common Stock is traded on the American Stock Exchange under the symbol “BDR”.

Holders

As of March 19, 2005, the Company had approximately 63 holders of record of the Common Stock. Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data presented below for each of the years ended December 31, 2004, 2003 and 2002, and the selected consolidated balance sheet data as of December 31, 2004 and 2003, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements not included herein. The data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, notes thereto and other financial and statistical information appearing elsewhere herein.

Certain amounts previously reported for the years ended December 31, 2003, 2002 and 2001 have been restated. (See Note 1(q) to the consolidated financial statements for a description of the restatements.)

		(as restated)
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data: Net sales	$39,233	$35,437	$46,951	$53,627	$70,196
Cost of goods sold (2)	26,631	25,948	34,718	37,460	46,974
Gross profit	12,602	9,489	12,233	16,167	23,222
Operating expenses: Selling, general and administrative	10,269	9,837	9,060	11,209	13,572
Research and development	1,549	1,833	1,972	2,200	2,125
Total operating expenses	11,818	11,670	11,032	13,409	15,697
Earnings (loss) from operations (2)	784	(2,181)	1,201	2,758	7,525
Interest and other income	(436)	-	-	-	-
Interest expense	903	1,105	1,074	1,369	1,938
Equity in loss of Blonder Tongue Telephone, LLC	613	154	-	-	-
Earnings (loss) before income taxes (2)	(296)	(3,440)	127	1,389	5,587
Provision (benefit) for income taxes (2)	2,826	(318)	43	509	2,011
Earnings (loss) before cumulative effect of change in accounting principle (2)	(3,122)	(3,122)	84	880	3,576
Cumulative effect of change in accounting principle, net of tax (1)	-	-	(6,886)	-	-
Net (loss) earnings (2)	$(3,122)	$(3,122)	$(6,802)	$ 880	$ 3,576
Basic earnings (loss) per share before cumulative effect of change in accounting principle (2)	$(0.39)	$(0.41)	$ 0.01	$ 0.12	$ 0.47
Cumulative effect of change in accounting principle, net of tax	-	-	(0.90)	-	-
Basic earnings (loss) per share (2)	$(0.39)	$(0.41)	$ (0.89)	$ 0.12	$ 0.47
Basic weighted average shares outstanding	8,001	7,654	7,604	7,613	7,620
Diluted earnings (loss) per share before cumulative effect of change in accounting principle (2)	$(0.39)	$(0.41)	$ 0.01	$ 0.12	$ 0.47
Cumulative effect of change in accounting principle, net of tax	-	-	(0.90)	-	-
Diluted earnings (loss) per share (2)	$(0.39)	$(0.41)	$ (0.89)	$ 0.12	$ 0.47
Diluted weighted average shares outstanding	8,001	7,654	7,604	7,637	7,632

		(as restated)
	2004	2003	2002	2001	2000

Consolidated Balance Sheet Data: Working capital (2)	$10,603	$11,591	$29,635	$30,527	$27,154
Total assets (2)	38,156	47,990	52,375	64,191	62,834
Long-term debt (including current maturities)	8,513	12,946	16,910	16,195	16,184
Stockholders’ equity (2)	26,923	30,885	32,585	39,625	39,096
__________________

(1) Effective January 1, 2002, the Company implemented FAS 142, which resulted in the write off of $10,760 of the net book value of goodwill, offset by the future tax benefit thereof in the amount of $3,874.
(2) Amounts previously reported for the years ended December 31, 2003, 2002 and 2001 have been restated. (See Note 1(q) to the consolidated financial statements for a description of the restatements.)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s historical results of operations and liquidity and capital resources should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements of the Company and notes thereto appearing elsewhere herein. The following discussion and analysis also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward Looking Statements” that precedes Item 1 above.

Overview

The Company was incorporated in November, 1988, under the laws of Delaware as GPS Acquisition Corp. for the purpose of acquiring the business of Blonder-Tongue Laboratories, Inc., a New Jersey corporation which was founded in 1950 by Ben H. Tongue and Isaac S. Blonder to design, manufacture and supply a line of electronics and systems equipment principally for the Private Cable industry. Following the acquisition, the Company changed its name to Blonder Tongue Laboratories, Inc. The Company completed the initial public offering of its shares of Common Stock in December, 1995.

The Company is principally a designer, manufacturer and supplier of a comprehensive line of electronics and systems equipment, primarily for the cable television industry (both franchise and private cable). Over the past few years, the Company has also introduced equipment and innovative solutions for the high-speed transmission of data and the provision of telephony services in multiple dwelling unit applications. The Company’s products are used to acquire, distribute and protect the broad range of communications signals carried on fiber optic, twisted pair, coaxial cable and wireless distribution systems. These products are sold to customers providing an array of communications services, including television, high-speed data (Internet) and telephony, to single family dwellings, multiple dwelling units (“MDUs”), the lodging industry and institutions such as hospitals, prisons, schools and marinas. The Company’s principal customers are cable system integrators (both franchise and private cable operators, as well as contractors) that design, package, install and in most instances operate, upgrade and maintain the systems they build.

The Company’s success is due in part to management’s efforts to leverage the Company’s reputation by broadening its product line to offer one-stop shop convenience to private cable and franchise cable system integrators and to deliver products having a high performance-to-cost ratio. The Company continues to expand its core product lines (headend and distribution), to maintain its ability to provide all of the electronic equipment needed to build small cable systems and much of the equipment needed in larger systems for the most efficient operation and highest profitability in high density applications.

In March, 1998, the Company acquired all of the assets and technology rights, including the SMI Interdiction product line, of the interdiction business (the “Interdiction Business”) of Scientific-Atlanta, Inc. (“Scientific”). The Company is utilizing the SMI Interdiction product line acquired from Scientific, which has been engineered primarily to serve the franchise cable market, as a supplement to the Company’s VideoMask™ Interdiction products, which are primarily focused on the private cable market.

Over the past several years, the Company has expanded beyond its core business by acquiring a private cable television system (BDR Broadband, LLC ) and by acquiring an interest in a company offering a private telephone program ideally suited to multiple dwelling unit applications (Blonder Tongue Telephone, LLC). These acquisitions are described in more detail below.

During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit cable television systems (the “Systems”) owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, 90% of the outstanding capital stock of which is owned by the Company, acquired the Systems, which are currently comprised of approximately 2,909 existing MDU cable television subscribers and approximately 6,909 passings. BDR Broadband paid approximately $1,880,000 for the Systems, subject to adjustment, which constitutes a purchase price of $575 per subscriber. The final closing date for the transaction was on October 1, 2002. The Systems were cash flow positive beginning in the first year. To date, the Systems have been upgraded with approximately $1,348,000 of interdiction and other products of the Company, and during 2004, two Systems located outside the region where the remaining Systems are located, were sold. It is planned that the Systems will be upgraded with approximately $400,000 of additional interdiction and other products of the Company over the course of operation. During July, 2003, the Company purchased the 10% interest in BDR Broadband that had been originally owned by Paradigm Capital Investments, LLC, for an aggregate purchase price of $35,000, resulting in an increase in the Company’s stake in BDR Broadband from 80% to 90%.

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

The Company believes that the model it devised for acquiring and operating the Systems has been successful and can be replicated for other transactions. The Company also believes that opportunities currently exist to acquire additional rights-of-entry for multiple dwelling unit cable television, high-speed data and/or telephony systems. The Company is seeking and is presently negotiating several such opportunities, although there is no assurance that the Company will be successful in consummating these transactions. In addition, the Company may need financing to acquire additional the rights-of-entry, and financing may not be available on acceptable terms or at all.

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

In addition to receiving incremental revenues associated with its direct sales of the telephony products, the Company also anticipates receiving additional revenues from telephony services provided by or through contracts for such services obtained by BDR Broadband, BTT (through the Company’s 50% stake therein) as well as through joint ventures with third parties. While the events related to the restructuring resulted in a delay in the Company’s anticipated revenue stream from the sale of telephony products, the Company believes that these revised terms are beneficial and will result in the Company enjoying higher gross margins on telephony equipment unit sales as well as an incrementally higher proportion of telephony service revenues. It has been the Company’s experience during the past year that the time frame from introduction of a telephony service opportunity to consummation of the associated right-of-entry agreement, is longer than the time frame relating to obtaining rights-of-entry for the provision of video and high-speed data services. This protracted time frame has had an adverse impact on the growth of telephony system revenues. Material incremental revenues associated with the sale of telephony products are not presently anticipated to be received until at least the third quarter of 2005.

Restatement

Subsequent to the Company’s issuance of its consolidated financial statements for the year ended December 31, 2003, the Company determined that a vendor’s account payable balance was incorrectly recorded in 2001 and 2002 due to certain inventories that were received from the vendor and not correctly recorded. These incorrect entries resulted in accounts payable being understated in 2001 and 2002, cost of goods sold being understated in 2001 and 2002, net income being overstated in 2001 and net loss being understated in 2002 and 2003. The Company restated its consolidated financial statements for each of the three-years ended December 31, 2003 to reflect the correction of the vendor’s account payable balance and the related impact to costs of good sold. In addition, as reported in the Company’s Form 10-Q for the quarter ended June 30, 2004, the Company reclassified certain inventory not anticipated to be sold in the succeeding twelve months as non-current and reflected such reclassification on the December 31, 2003 balance sheet. The restatement also reflects this reclassification of certain inventory as non-current. See Note 1 to the consolidated financial statements for a description of the reclassification and restatement.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales. The Company believes that the product sales in 2005 will be slightly better than in 2004, with increases in the telephony and high-speed data product lines accounting for most of the growth. Gross margin, although impossible to predict due to the dependence on product mix, is expected to remain relatively constant.

	Year Ended December 31,
	2004	2003	2002
		as restated	as restated
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	67.9	73.2	73.9
Gross profit	32.1	26.8	26.1
Selling expenses	10.6	10.5	8.7
General and administrative expenses	15.5	17.3	10.6
Research and development expenses	4.0	5.2	4.2
Earnings (loss) from operations	2.0	(6.2)	2.6
Other expense, net	2.8	3.5	2.3
Earnings (loss) before income taxes and before cumulative effect of change in accounting principle	(0.8)	(9.7)	0.3
Provision (benefit) for income taxes	7.2	(0.9)	0.1

2004 Compared with 2003

Net Sales. Net sales increased $3,796,000 or 10.7% to $39,233,000 in 2004 from $35,437,000 in 2003. The increase is attributed to an increase in capital spending by cable system operators, improved overall economic conditions and the collection of a $1,929,000 note receivable which was being recorded in revenue on a cash basis. As a result the Company experienced higher data and headed product sales. Included in net sales are revenues from BDR Broadband of $1,450,000 and $1,094,000 for 2004 and 2003, respectively.

Cost of Goods Sold. Cost of goods sold increased to $26,631,000 for 2004 from $25,948,000 for 2003 but decreased as a percentage of sales to 67.9% from 73.2%. The decrease as a percentage of sales is primarily attributable to a smaller increase in the inventory reserve of $872,000 in 2004 as compared to an increase in inventory reserve of $1,576,000 in 2003, as well as a higher portion of sales during 2004 being comprised of higher margin products.

Selling Expenses. Selling expenses increased to $4,169,000 for 2004 from $3,714,000 in 2003 and increased as a percentage of sales to 10.6% for 2004 from 10.5% for 2003. This $455,000 increase is primarily attributable to an increase in salaries and fringe benefits of $433,000 due to an increase in head count.

General and Administrative Expenses. General and administrative expenses decreased to $6,100,000 for 2004 from $6,123,000 for 2003 and decreased as a percentage of sales to 15.5% for 2004 from 17.3% for 2003. The $23,000 decrease can be primarily attributed to an increase of $203,000 in legal fees and an increase of $107,000 in operating expenses related to BDR Broadband, offset by a decrease in bad debt expense of $253,000.

Research and Development Expenses. Research and development expenses decreased to $1,549,000 in 2004 from $1,833,000 in 2003. The $284,000 decrease is primarily due to a decrease in salaries and fringe benefits of $134,000 due to a reduction in head count, as well as a decrease in licensing fees of $63,000. Research and development expenses as a percentage of sales, decreased to 4.0% in 2004 from 5.2% in 2003.

Operating Income (Loss). Operating income of $784,000 for 2004 represents an increase of $2,965,000 from an operating loss of $2,181,000 for 2003. Operating income (loss) as a percentage of sales increased to 2.0% in 2004 from (6.2%) in 2003.
Interest Expense. Interest expense decreased to $903,000 in 2004 from $1,105,000 in 2003. The decrease is the result of lower average borrowing.

Income Taxes. The provision (benefit) for income taxes for 2004 increased to an expense of $2,826,000 from a benefit of $318,000 for 2003. The expense for the current year is a result of a change in the valuation allowance of $2,849,000 since the realization of the deferred tax benefit is not considered more likely than not. The Company believes its current projected taxable income over the next five years as well as certain tax strategies are adequate to the realization of the remaining deferred tax benefit.

2003 Compared with 2002

Net Sales. Net sales decreased $11,514,000 or 24.5% to $35,437,000 in 2003 from $46,951,000 in 2002. The decrease is attributed to a decrease in capital spending by cable system operators and weak overall economic conditions. The decrease in capital spending by cable system operators was, in part, the result of the bankruptcy of WSNET, which had been a leading provider of programming to the private cable industry. As a result of this event, demand for the Company’s digital products, particularly its Motorola set-top box and QQQT transcoder line, were adversely affected. Digital product sales were $3,312,000 in 2003 compared to $6,265,000 in 2002. Included in net sales are revenues from BDR Broadband of $1,094,000 and $250,000 for 2003 and 2002, respectively.

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

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2004 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

As of December 31, 2004 and 2003, the Company’s working capital was $10,603,000 and $11,591,000, respectively. The decrease in working capital is attributable primarily to an increase in capital expenditures.

The Company’s net cash provided by operating activities for the year ended December 31, 2004 was $3,915,000 primarily due to a reduction of $1,882,000 in accounts receivable and depreciation and amortization of $1,731,000, compared to net cash provided by operating activities for the year ended December 31, 2003 of $5,686,000.

Cash provided by investing activities was $336,000, which was attributable primarily to the collection of a note receivable of $843,000 offset by capital expenditures for new computers and test equipment of $639,000. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 2005, other than anticipated expenditures of approximately $400,000 in connection with certain upgrades of the BDR Broadband Systems.

Cash used in financing activities was $4,376,000 for the period ended December 31, 2004, comprised primarily of repayment of debt of $19,588,000 offset by $15,155,000 in borrowings of debt.

On March 20, 2002 the Company entered into a credit agreement with Commerce Bank, N.A. for a $19,500,000 credit facility, comprised of (i) a $7,000,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003, (ii) a $9,000,000 term loan which bore interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants and (iii) a $3,500,000 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company’s assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The Company did not meet certain financial ratios during 2003 and 2004 (see amendments below). The initial maturity date of the line of credit with Commerce Bank was March 20, 2004. The term loan requires equal monthly principal payments of $187,000 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19,000 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender’s option.

In November 2003, the Company's credit agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning November 1, 2003, the revolving line of credit bore interest at the prime rate plus 1.5%, with a floor of 5.5% (6.75% at December 31, 2004), and the term loan bore interest at a fixed rate of 7.5%. Beginning December 1, 2003, the term loan required equal monthly principal payments of $193,000 plus interest with a final payment on April 1, 2006 of all remaining unpaid principal and interest.

At March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, the Company was unable to meet one of its financial covenants required under its credit agreement with Commerce Bank, which non-compliance was waived by the Bank effective as of each such date.

In March, 2004, the Company's credit agreement with Commerce Bank was amended to (i) extend the maturity date of the line of credit until April 1, 2005, (ii) reduce the maximum amount that may be borrowed under the line of credit to $6,000,000, (iii) suspend the applicability of the cash flow coverage ratio covenant until March 31, 2005, (iv) impose a new financial covenant requiring the Company to achieve certain levels of consolidated pre-tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2004, and (v) require that the Company make a prepayment against its outstanding term loan to the Bank equal to 100% of the amount of any prepayment received by the Company on its outstanding note receivable from a customer, up to a maximum amount of $500,000.

At December 31, 2004, the Company was unable to meet one of its financial covenants required under its credit agreement with Commerce Bank, which non-compliance was waived by the Bank effective as of such date.

In March, 2005, the Company's credit agreement with Commerce Bank was amended to (i) extend the maturity date of the line of credit until April 1, 2006, (ii) provide for a interest rate on the revolving line of credit of the prime rate plus 2.0%, with a floor of 5.5%, (iii) waive the applicability of consolidated pre-tax income for the quarter ended December 31, 2004, (iv) suspend the applicability of the cash flow coverage ratio covenant until March 31, 2006, and (v) impose a financial covenant requiring the Company to achieve certain levels of consolidated pre-tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2005.

At December 31, 2004, there was $2,946,000 outstanding under the revolving line of credit. The Company has the ability to borrow $3,054,000 under its line of credit, however only $1,654,000 was available at December 31, 2004, based on the Company’s current collateral. This commitment expires on April 1, 2006.

The average amount outstanding on the Company’s line of credit during 2004 was $3,670,000 at a weighted average interest rate of 5.9%. The maximum amount outstanding on the line of credit during 2004 was $4,926,000.

The Company has from time to time experienced short-term cash requirement issues. In 2002, the Company paid approximately $1,880,000 in connection with acquiring its majority interest in BDR Broadband and paying off the Seller Notes for BDR Broadband. In addition, the Company will incur additional obligations related to royalties, if any, in connection with its $1,167,000 cash investments during 2003, in NetLinc and BTT. While the Company’s existing lender agreed to allow the Company to fund both the BDR Broadband obligations and the NetLinc/BTT obligations using its line of credit, such lender did not agree to increase the maximum amount available under such line of credit. These expenditures, coupled with the March 2004 amendment to the Company’s credit agreement with Commerce Bank described above, and certain near-term funding requirements relating to the purchase of a large quantity of high-speed data and telephony products, will reduce the Company’s working capital. The Company has implemented various alternatives to enhance its working capital, including inventory-related pricing and product reengineering efforts. During 2004, BDR Broadband had positive cash flow, which is expected to continue in 2005. As such, BDR Broadband is not presently anticipated to adversely impact the Company’s working capital.

Contractual Obligations and Commitments

At December 31, 2004, the Company’s contractual obligations and commitments to make future payments are as follows:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$8,047,000	$2,476,000	$3,413,000	$466,000	$1,692,000
Capital Lease Obligations	466,000	207,000	234,000	25,000	-
Operating Leases	162,000	84,000	78,000	-	-
Purchase Commitments (1)	9,613,000	9,613,000	-	-	-
Consulting Agreement	152,000	152,000	-	-	-
Estimated Pension Obligations	1,148,000	56,000	145,000	200,000	747,000
Interest on Long-Term Debt and Capital Lease Obligations	1,336,000	528,000	387,000	294,000	127,000
Total Contractual Obligations	$20,924,000	$13,116,000	$4,257,000	$985,000	$2,566,000
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

Revenue Recognition

The Company records revenue when products are shipped. Legal title and risk of loss with respect to the products pass to customers at the point of shipment. Customers do not have a right to return products shipped. Products carry a three year warranty, which amount is not material to the Company’s operations.

Inventory and Obsolescence

 The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company anticipates that certain products will not be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months, have been classified as non-current. This procedure has been applied to the December 31, 2004 and 2003 inventories and, accordingly, $8,968,000 and $11,106,000, respectively, have been classified to non-current assets.

Over 60% of the non-current inventories are comprised of raw materials. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition the Company has instituted additional marketing programs to dispose of the slower moving inventories.

The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. During 2004 and 2003, the Company recorded an increase to its reserve of $872,000 and $1,576,000 respectively. The Company believes reserves are adequate and inventories are reflected at net realizable value.

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

Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s long-lived assets may be impaired. An asset’s value may be impaired only if management’s estimate of the aggregate future cash flows, on an undiscounted basis, to be generated by the asset are less than the carrying value of the asset.

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

New Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which requisite service period will usually be the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. Accordingly, the Company will adopt SFAS No. 123R in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS No. 123R and has not yet determined the impact that this Statement will have on its results of operations or financial position.

In November, 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43 Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December, 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9% when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP FAS No. 109-1 was effective upon issuance, the Company is still evaluating the impact FSP FAS No. 109-1 will have on its consolidated financial statements.

In December, 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement does not change the measurement or recognition aspects for pensions and other post-retirement benefit plans; however, it does revise employers' disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS No. 132, as revised, is generally effective for financial statements with a fiscal year ending after December 15, 2003. The Company has adopted the required provisions of SFAS No. 132, as revised. The adoption of the required provisions of SFAS No. 132, as revised, did not have a material effect on the Company’s consolidated financial statements.

In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6 "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

In January, 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity ("VIE") is a corporation partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46, as revised requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46, as revised, did not have a material effect on the Company’s financial position or results of operations.

RISK FACTORS

The Company’s business operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company’s control. The following “Risk Factors” highlights some of these risks. Additional risks not currently known to the Company or that the Company now deems immaterial may also affect the Company and the value of its common stock.

Dependence on Certain Large Customers

Approximately 39%, 43% and 50% of the Company’s revenues in fiscal years 2004, 2003 and 2002, respectively, were derived from sales of products to the Company’s five largest customers. In 2004, 2003 and 2002, sales to Toner Cable Equipment, Inc. accounted for approximately 18%, 21%, and 20%, respectively, of the Company’s revenues. There can be no assurance that any sales to these customers, individually or as a group, will reach or exceed historical levels in any future period. However, the Company anticipates that these customers will continue to account for a significant portion of the Company’s revenues in future periods, although none of them is obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide the Company with binding forecasts of product purchases for any future period.

The complement of leading customers may shift as the most efficient and better-financed integrators grow more rapidly than others. The Company believes that many integrators will grow rapidly, and, as such, the Company’s success will depend in part on the viability of those customers and on the Company’s ability to maintain its position in the overall marketplace by shifting its emphasis to those customers with the greatest growth and growth prospects. Any substantial decrease or delay in sales to one or more of the Company’s leading customers, the financial failure of any of these entities, or the Company’s inability to develop solid relationships with the integrators which may replace the present leading customers, could have a material adverse effect on the Company’s results of operations and financial condition.

Dependence on Inventory Liquidation

The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. The Company recorded an increase to its reserve of $872,000, $1,576,000 and $500,000 during 2004, 2003 and 2002, respectively. Although the Company believes reserves are adequate and inventories are reflected at net realizable value, there can be no assurance that the Company will not have to record additional inventory reserves in the future. Significant increases to inventory reserves could have a material adverse effect on the Company’s results of operations and financial condition.

Changes in Technologies, Industry Standards and Customers’ Needs

Both the private cable and franchised cable industries are characterized by the continuing advancement of technology, evolving industry standards and changing customer needs. To be successful, the Company must anticipate the evolution of industry standards and changes in customer needs, through the timely development and introduction of new products, enhancement of existing products and licensing of new technology from third parties. Although the Company depends primarily on its own research and development efforts to develop new products and enhancements to its existing products, the Company has and may continue to seek licenses for new technology from third parties when the Company believes that it can obtain such technology more quickly and/or cost-effectively from such third parties than the Company could otherwise develop on its own, or when the desired technology has already been patented by a third party. There can, however, be no assurance that new technology or such licenses will be available on terms acceptable to the Company. There can be no assurance that the Company will anticipate the evolution of industry standards in the cable television or the communications industry generally, changes in the market and customer needs, or that technologies and applications under development by the Company will be successfully developed, or if they are successfully developed, that they will achieve market acceptance. If the Company is unable for technological or other reasons to develop and introduce products and applications or to obtain licenses for new technologies from third parties in a timely manner in response to changing market conditions or customer requirements, the Company’s results of operations and financial condition would be materially adversely affected.

Highly Competitive Market Place

All aspects of the Company’s business are highly competitive. The Company competes with national, regional and local manufacturers and distributors, including companies larger than itself, which have substantially greater resources. Various manufacturers who are suppliers to the Company sell directly as well as through distributors into the cable television marketplace. Because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may seek to enter the principal markets served by the Company. Many of these potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than the Company. The Company expects that direct and indirect competition will increase in the future. Additional competition could have a material adverse effect on the Company’s results of operations and financial condition through price reductions, loss of market share and delays in the timing of customer orders and an inability to increase its penetration into the cable television market.

Dependence on Cable Industry Capital Spending

The Company estimates that approximately 24%, 23% and 45% of its revenues in fiscal years 2004, 2003 and 2002 came from worldwide sales of its products for use primarily in private cable systems. Demand for the Company’s products depends to a large extent upon capital spending on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, the Company’s sales and profitability, are dependent on a variety of factors, including access by private cable operators to financing, demand for their cable services, availability of alternative video delivery technologies, and general economic conditions. In addition, the Company’s sales and profitability may in the future be more dependent on capital spending by traditional franchise cable system operators as well as by new entrants to this market planning to over-build existing cable system infrastructures, or constructing, rebuilding, maintaining and upgrading their systems. There can be no assurance that system operators in private cable or franchise cable will continue capital spending for constructing, rebuilding, maintaining, or upgrading their systems. Any substantial decrease or delay in capital spending by private cable or franchise cable operators would have a material adverse effect on the Company’s results of operations and financial condition.

Dependence on Single Manufacturing Facility

The Company operates out of one manufacturing facility in Old Bridge, New Jersey (the “Old Bridge Facility”). While the Company maintains a limited amount of business interruption insurance, a casualty that results in a lengthy interruption of the ability to manufacture at that facility would have a material adverse effect on the Company’s results of operations and financial condition.

Dependence on Third Party Suppliers

The Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher® and DigiCipher® encryption systems manufactured by General Instrument Corporation, which are standard encryption methodology employed on United States C-Band and Ku-Band transponders, certain components of EchoStar’s digital satellite receiver decoders, which are specifically designed to work with the DISH Network™, and certain components of Hughes Network Systems digital satellite receivers which are specifically designed to work with DIRECTV® programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company’s results of operations and financial condition. In addition, results of operations and financial condition could be materially adversely affected by receipt of a significant number of defective components, an increase in component prices or the inability of the Company to obtain lower component prices in response to competitive pressures on the pricing of the Company’s products.

Risks of International Operations

Sales to customers outside of the United States represented approximately 4%, 2% and 8% of the Company’s revenues in fiscal years 2004, 2003 and 2002, respectively. Such sales are subject to certain risks such as changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in foreign currency exchange rates, difficulties in staffing and managing foreign operations, and political and economic instability. Fluctuations in currency exchange rates could cause the Company’s products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. There can be no assurance that sales to customers outside the United States will reach or exceed historical levels in the future, or that international markets will continue to develop or that the Company will receive additional contracts to supply its products for use in systems and equipment in international markets. The Company’s results of operations and financial condition could be materially adversely affected if international markets do not continue to develop, the Company does not continue to receive additional contracts to supply its products for use in systems and equipment in international markets or the Company’s international sales are affected by the other risks of international operations.

Limited Proprietary Protection

Other than the SMI Interdiction product line acquired by the Company from Scientific-Atlanta, Inc., the underlying technology for which is covered by numerous U.S. and international patents, the Company possesses limited patent or registered intellectual property rights with respect to its technology. The Company relies on a combination of contractual rights and trade secret laws to protect its proprietary technology and know-how. There can be no assurance that the Company will be able to protect its technology and know-how or that third parties will not be able to develop similar technology independently. Therefore, existing and potential competitors may be able to develop similar products which compete with the Company’s products. Such competition could adversely affect the prices for the Company’s products or the Company’s market share and could have a material adverse effect upon the Company’s results of operations and financial condition.

Risk of Patent Infringement Claims

While the Company does not believe that its products (including products and technologies licensed from others) infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or its customers. Damages for violation of third party proprietary rights could be substantial, in some instances are trebled, and could have a material adverse effect on the Company’s financial condition and results of operation. Regardless of the validity or the successful assertion of any such claims, the Company would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on the Company’s financial condition and results of operations. If the Company is unsuccessful in defending any claims or actions that are asserted against the Company or its customers, the Company may seek to obtain a license under a third party’s intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. The failure to obtain a license to a third party’s intellectual property rights on commercially reasonable terms could have a material adverse effect on the Company’s results of operations and financial condition.

Risks of Governmental Regulation

The private cable industry (estimated by the Company to represent approximately 24% of its business), while in some cases subject to certain FCC licensing requirements, is not presently burdened with extensive government regulations. It is possible, however, that regulations could be adopted in the future which impose burdensome restrictions on private cable operators resulting in, among other things, barriers to the entry of new competitors or limitations on capital expenditures by private cable operators. Any such regulations, if adopted, could have a material adverse effect on the Company’s results of operations and financial condition.

Operators in the franchise cable market (estimated by the Company to represent approximately 5% of its business) had been subject to extensive government regulation pursuant to the Cable Television Consumer Protection and Competition Act of 1992, which among other things provided for rate rollbacks for basic tier cable service, further rate reductions under certain circumstances and limitations on future rate increases. The Telecommunications Act of 1996 has deregulated many aspects of franchise cable system operation and has opened the door to competition among cable operators and telephone companies in each of their respective industries. It is possible, however, that regulations could be adopted which would re-impose burdensome restrictions on franchise cable operators resulting in, among other things, the grant of exclusive rights or franchises within certain geographical areas. In addition, certain rules adopted by the FCC in June, 2000 (as further revised in 2002 and 2004) provide for the re-designation of portions of the 18GHz-frequency band among the various currently allocated services, which rules have shifted demand away from the Company’s microwave gear. Any increased regulation of franchise cable could have a material adverse effect on the Company’s results of operations and financial condition.

Environmental Regulations

The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company does not anticipate material capital expenditures during the fiscal year ended 2005 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company’s results of operations and financial condition.

Dependence on Key Personnel

The Company’s future success depends in large part on the continued service of its key executives and technical and management personnel, including James A. Luksch, Chief Executive Officer, and Robert J. Pallé, President and Chief Operating Officer. The Company maintains and is the beneficiary of $1,000,000 of key man life insurance on each of Mr. Luksch and Mr. Pallé. The Company’s future success also depends on its ability to continue to attract and retain highly skilled engineering, manufacturing, marketing and managerial personnel. The competition for such personnel is intense, and the loss of key employees, in particular the principal members of its management and technical staff, could have a material adverse effect on the Company’s results of operations and financial condition.

Potential Issuance of Preferred Stock and other Anti-Takeover Measures

The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock, to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any unissued series of undesignated Preferred Stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company’s stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance of such stock could have a material adverse effect on the market value of the Common Stock. In addition, the Company’s Restated Certificate of Incorporation eliminates the right of stockholders to act without a meeting, does not provide cumulative voting for the election of directors or the right of stockholders to call special meetings, provides for a classified board of directors, and imposes various procedural requirements which could make it difficult for such stockholders to affect certain corporate actions. These provisions and the Board’s ability to issue Preferred Stock may have the effect of deterring hostile takeovers or offers from third parties to acquire the Company, preventing stockholders from receiving a premium for their shares of the Company’s Common Stock, or delaying or preventing changes in control or management of the Company. The Company is also afforded the protection of Section 203 of the Delaware General Corporation Law, which could delay or prevent a change in control of the Company, impede a merger, consolidation or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. Any of these provisions which may have the effect of delaying or preventing a change in control of the Company could have a material adverse effect on the market value of the Company’s Common Stock.

Dividends Unlikely

The Company intends to retain its earnings to finance the growth of its business and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Moreover, the Company’s loan agreement with Commerce Bank, N.A. prohibits the payment of cash dividends by the Company on its Common Stock.

Potential Volatility of Stock Price

Factors such as announcements of technological innovations or new products by the Company, its competitors or third parties, quarterly variations in the Company’s actual or anticipated results of operations, failure of revenues or earnings in any quarter to meet the investment community’s expectations, and market conditions for emerging growth stocks or cable industry stocks in general may cause the market price of the Company’s Common Stock to fluctuate significantly. The stock price may also be affected by broader market trends unrelated to the Company’s performance. These fluctuations may adversely affect the market price of the Company’s Common Stock.

Risk of Labor Negotiations

All of the Company’s direct labor employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, under a collective bargaining agreement, which expires in February 2006. Delays or difficulties in negotiating and executing a new agreement, which may result in work stoppages, could have a material adverse effect on the Company’s results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At December 31, 2004 and 2003 the principal amount of the Company’s aggregate outstanding variable rate indebtedness was $2,946,000 and $4,136,000, respectively. A hypothetical 100 basis point adverse change in interest rates would have had an annualized unfavorable impact of approximately $29,000 and $41,000, respectively, on the Company’s earnings and cash flows based upon these year-end debt levels. At December 31, 2004, the Company did not have any derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the consolidated financial statements and notes thereto of the Company, which are attached hereto beginning on page 35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports for the reasons described below. In connection with conducting its audit of the Company’s financial statements for the fiscal year ended December 31, 2004, the Company’s independent auditor uncovered material weaknesses in certain accounting procedures, including preparation and review of certain account analyses, which led to issues relating to calculating inventory cost, its calculation of the equity loss in BTT and estimating a valuation reserve for deferred income taxes. The delay in preparing these estimates and reviewing such accounts resulted in fourth quarter adjustments in inventory, its calculation of the equity loss in BTT and deferred income taxes. The Company intends to prepare and review an analysis of these accounts on a quarterly basis going forward to rectify this weakness in accounting procedures.

In addition, the Company reviewed its internal control over financial reporting. In November, 2004, the Company instituted procedures to reconcile accounts payable to vendor accounts and also modified certain accounts payable and inventory related policies and procedures, provided education regarding such policies and procedures to relevant staff members and implemented enhanced monitoring of such policies and procedures and related accounting policies. These modifications were made to remediate certain material weaknesses related to the Company’s internal control over financial reporting with regard to (i) lack of reconciliation of accounts payable balances to vendor accounts and (ii) inadequate review of details of accounts payable, all as reported in the Company’s Form 10-Q for the third quarter ended September 30, 2004. During the Company’s fourth fiscal quarter of 2004, there have been no other changes in the Company’s internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about the Company’s directors and executive officers, its Audit Committee and the Audit Committee’s “audit committee financial expert,” and the procedures by which nominees are recommended to the Board, is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2005 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2005 Annual Meeting of Stockholders.

Each of the Company’s directors, officers and employee are required to comply with the Blonder Tongue Laboratories, Inc. Code of Ethics adopted by the Company. The Code of Ethics sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company’s business. The Code of Ethics is available on the Company’s website at www.blondertongue.com, under the “Investor Relations-Code of Ethics” captions. The Company will post to its website any amendments to the Code of Ethics, or waiver from the provisions thereof for executive officers or directors, under the “Investor Relations-Code of Ethics” caption.

ITEM 11. EXECUTIVE COMPENSATION

Information about director and executive compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation,” “Executive Compensation,” “Report of Compensation Committee on Executive Compensation Policies” and “Comparative Stock Performance” in the Company’s proxy statement for its 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2005 Annual Meeting of Stockholders. Information about the Company’s equity compensation plans is incorporated by reference from the discussion under the heading “Equity Compensation Plans” in the Company’s proxy statement for its 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accountants” and “Pre-Approval Policy for Services by Independent Registered Public Accountants” in the Company’s proxy statement for its 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(a)(3) Exhibits.

The exhibits are listed in the Index to Exhibits appearing below and are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

(b) Index to Exhibits:

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.2 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.1	Consulting Agreement, dated January 1, 1995, between Blonder Tongue Laboratories, Inc. and James H. Williams.	Incorporated by reference from Exhibit 10.3 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

Exhibit #	Description	Location

10.2	1994 Incentive Stock Option Plan.	Incorporated by reference from Exhibit 10.5 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.3	1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.4	First Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 10.5(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

10.5	Second Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.3 to S-8 Registration Statement No. 333-52519 originally filed on May 13, 1998.

10.6	Third Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.4 to S-8 Registration Statement No. 333-37670, originally filed May 23, 2000.

10.7	Fourth Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.5 to S-8 Registration Statement No. 33-96993, originally filed July 24, 2002.

10.8	Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Appendix B to Registrant’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed March 27, 1998.

10.9	First Amendment to the Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-111367, originally filed on December 19, 2003.

10.10	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.10 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.11	VideoCipher® IICM Commercial Descrambler Module Master Purchase and License Agreement, dated August 23, 1990, between Blonder Tongue Laboratories, Inc. and Cable/Home Communication Corp.	Incorporated by reference from Exhibit 10.11 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

†10.12	Patent License Agreement, dated August 21, 1995, between Blonder Tongue Laboratories, Inc. and Philips Electronics North America Corporation.	Incorporated by reference from Exhibit 10.12 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

†10.13	Interdiction Technology License Agreement, dated August 21, 1995, between Blonder Tongue Laboratories, Inc. and Philips Broadband Networks, Inc.	Incorporated by reference from Exhibit 10.13 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.14	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.22 to S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.15	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

Exhibit #	Description	Location

10.16	Second Amendment to Consulting and Non-Competition Agreement between Registrant and James H. Williams, dated as of June 30, 2000.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed August 14, 2000.

10.17	Loan and Security Agreement dated March 20, 2002 between Blonder Tongue Laboratories, Inc. and Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.18	Revolving Credit Note dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.19	Term Loan A Note dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.20	Term Loan B Note dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.21	Mortgage, Security Agreement and Fixture Filing dated March 20, 2002, between Blonder Tongue Laboratories, Inc. and Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.22	Assignment of Rents and Leases made by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.23	Patent Security Agreement dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.24	Trademark Security Agreement dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.25	Surety Agreement dated March 20, 2002 by Blonder Tongue Investment Company in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.26	Capital Contribution Agreement between Blonder Tongue Telephone, LLC, Resource Investment, LLC, H. Tyler Bell, NetLinc Communications, LLC and Blonder Tongue Laboratories, Inc., dated March 26, 2003.	Incorporated by referenced from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2003 and filed May 15, 2003.

10.27
Amendment to Capital Contribution Agreement and Termination of Letter Agreement among Blonder Tongue Telephone, LLC, Resource Investment Group, LLC, H. Tyler Bell, NetLinc Communications, LLC and Blonder Tongue Laboratories, Inc., dated as of September 11, 2003.
Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2003, filed November 14, 2003.

Exhibit #	Description	Location

10.28	Loan and Security Agreement dated November 19, 2003 between Blonder Tongue Laboratories, Inc. and Robert J. Pallé, Jr.	Incorporated by reference from Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2003, filed March 30, 2004.

10.29	Non-Recourse Line of Credit Note dated November 19, 2003 by Blonder Tongue Laboratories, Inc. in favor of Robert J. Pallé, Jr.	Incorporated by reference from Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2003, filed March 30, 2004.

10.30	First Amendment and Waiver to Loan and Security Agreement between Blonder Tongue Laboratories, Inc. and Commerce Bank, N.A., dated November 14, 2003.	Incorporated by reference from Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2003, filed March 30, 2004.

10.31	Collateral Pledge Agreement between Blonder Tongue Laboratories, Inc. and Commerce Bank, N.A., dated November 14, 2003.	Incorporated by reference from Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2003, filed March 30, 2004.

10.32	Second Amendment and Waiver to Loan and Security Agreement between Blonder Tongue Laboratories, Inc. and Commerce Bank, N.A. dated March 29, 2004.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2004, filed May 17, 2004.

10.33	Form of Option Agreement under the 1995 Long Term Incentive Plan.	Filed herewith.

10.34	Form of Option Agreement under the 1996 Director Option Plan.	Filed herewith.

21	Subsidiaries of Blonder Tongue Laboratories, Inc.	Filed herewith.

23	Consent of BDO Seidman, LLP.	Filed herewith.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

99.1	Audited Financial Statements of Blonder Tongue Telephone, LLC	To be filed by amendment.
______________________________

† Certain portions of exhibit have been afforded confidential treatment by the Securities and Exchange Commission.

Exhibits 10.1 - 10.9, 10.15, 10.16, 10.33 and 10.34 represent management contracts or compensation plans or arrangements.

(c) Financial Statement Schedules:

Report of BDO Seidman, LLP on financial statement schedule is included on page 61 of this Annual Report on Form 10-K.

The following financial statement schedule is included on page 62 of this Annual Report on Form 10-K:

Schedule II. Valuation and Qualifying Accounts and Reserves.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the applicable instructions or are inapplicable and therefore have been omitted.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:
Old Bridge, New Jersey

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statement for the year ended December 31, 2003 has been restated as discussed in Note 1.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey

April 12, 2005

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2004	2003
		(restated)
Assets (Note 4)
Current assets:
Cash	$70	$195
Accounts receivable, net of allowance for doubtful accounts of $607 and $1,192 respectively (Note 8)	3,693	5,682
Inventories (Note 2)	10,309	9,482
Notes receivable (Note 14)	-	627
Income tax receivable	320	679
Prepaid benefit costs (Note 6)	-	631
Prepaid and other current assets	654	695
Deferred income taxes (Note 12)	960	960
Total current assets	16,006	18,951
Notes receivable (Note 14)	-	216
Inventories, net non-current (Note 2)	8,968	11,106
Property, plant and equipment, net of accumulated depreciation and amortization (Notes 3 and 5)	6,214	6,652
Patents, net	2,240	2,649
Rights-of-Entry, net (Note 13)	977	1,300
Other assets, net (Note 7)	925	851
Investment in Blonder Tongue Telephone LLC (Note 13)	1,430	2,043
Deferred income taxes (Note 12)	1,396	4,222
	$38,156	$47,990
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 4)	$2,683	$3,201
Accounts payable	1,497	2,731
Accrued compensation	639	560
Accrued benefit liability (Note 6)	314	-
Other accrued expenses (Note 7)	270	868
Total current liabilities	5,403	7,360

Long-term debt (Note 4)	5,830	9,745
Commitments and contingencies (Notes 5, 6 and 7)	-	-
Stockholders’ equity (Notes 6, 9 and 11):
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 and 8,445 shares Issued	8	8
Paid-in capital	24,202	24,145
Retained earnings	9,065	12,187
Accumulated other comprehensive loss	(897)	-
Treasury stock, at cost, 449 shares	(5,455)	(5,455)
Total stockholders’ equity	26,923	30,885
	$38,156	$47,990

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
		restated

Net sales (Note 8)	$39,233	$35,437	$46,951
Cost of goods sold	26,631	25,948	34,718
Gross profit	12,602	9,489	12,233
Operating expenses:
Selling expenses	4,169	3,714	4,069
General and administrative (Notes 5, 6, and 7)	6,100	6,123	4,991
Research and development	1,549	1,833	1,972
	11,818	11,670	11,032
Earnings (loss) from operations	784	(2,181)	1,201

Other expense:
Interest expense	(903)	(1,105)	(1,074)
Interest and other income (Note 14)	436	-	-
Equity in loss of Blonder Tongue Telephone, LLC (Note 13)	(613)	(154)	-
	(1,080)	(1,259)	(1,074)
Earnings (loss) before income taxes	(296)	(3,440)	127
Provision (benefit) for income taxes (Note 12)	2,826	(318)	43
Earnings (loss) before cumulative effect of change in accounting principle, net of tax	(3,122)	(3,122)	84
Cumulative effect of change in accounting principle, net of tax (Note 1)	-	-	(6,886)
Net loss	$(3,122)	$(3,122)	$(6,802)
Basic and diluted earnings (loss)per share before cumulative effect (Note 10)	$(0.39)	$(0.41)	$0.01
Cumulative effect of change in accounting principle, net of tax	-	-	(0.90)
Basic and diluted loss per share	$(0.39)	$(0.41)	($ 0.89)
Basic and diluted weighted average shares outstanding	8,001	7,654	7,604

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(restated)

	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2002	8,444	$ 8	24,143	22,111	(351)	(6,286)	39,625
Net loss	-	-	-	(6,802)	-	-	(6,802)
Unrecognized pension expense, net of tax (Note 6)	-	-	-	-	(157)	-	(157)
Comprehensive loss							(6,959)
Proceeds from exercise of stock options	1	-	2	-	-	-	2
Acquisition of treasury stock	-	-	-	-	-	(83)	(83)
Balance at December 31, 2002	8,445	8	24,145	15,309	(508)	(6,369)	32,585
Net loss	-	-	-	(3,122)	-	-	(3,122)
Recognized pre-paid pension cost, net of tax (Note 6)	-	-	-	-	508	-	508
Comprehensive loss							(2,614)
Issuance of stock to Blonder Tongue Telephone, LLC (Note 13)	-	-	-	-	-	1,030	1,030
Acquisition of treasury stock	-	-	-	-	-	(116)	(116)
Balance at December 31, 2003	8,445	8	24,145	12,187	-	(5,455)	30,885
Net loss	-	-	-	(3,122)	-	-	(3,122)
Unrecognized pension expense, net of tax	-	-	-	-	(897)	-	(897)
Comprehensive loss							(4,019)
Proceeds from exercise of stock options	20	-	57	-	-	-	57
Balance at December 31, 2004	8,465	$8	$24,202	$9,065	$(897)	$5,455	$26,923

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
		restated

Cash Flows From Operating Activities:
Net earnings (loss)	$(3,122)	$(3,122)	$(6,802)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Cumulative effect of change in accounting principle	-	-	6,886
Equity in loss from Blonder Tongue Telephone, LLC	613	154	-
Depreciation	1,052	1,133	1,269
Amortization	679	750	550
Gain on sale of rights of entry	(54)	-	-
Provision for inventory reserves	872	1,576	500
Provision for doubtful accounts	107	360	180
Deferred income taxes	2,826	373	130
Changes in operating assets and liabilities:
Accounts receivable	1,882	671	1,640
Inventories	439	2,596	3,509
Prepaid and other current assets	41	(139)	376
Other assets	(26)	101	(366)
Income taxes	359	(241)	(779)
Accounts payable, accrued expenses and accrued compensation	(1,753)	1,474	(5,836)
Net cash provided by operating activities	3,915	5,686	1,257
Cash Flows From Investing Activities:
Capital expenditures	(639)	(954)	(695)
Collection of note receivable	843	635	-
Investment in Blonder Tongue Telephone, LLC	-	(1,167)	-
Acquisition of BDR Broadband assets	(19)	(183)	(1,880)
Proceeds from sale of rights of entry	151	-	-
Net cash provided by (used in) investing activities	336	(1,669)	(2,575)
Cash Flows From Financing Activities:
Repayments of debt	(19,588)	(14,460)	(34,909)
Borrowings of debt	15,155	10,496	35,624
Proceeds from exercise of stock options	57	-	2
Acquisition of treasury stock	-	(116)	(83)
Net cash provided by (used in) financing activities	(4,376)	(4,080)	634
Net decrease in cash	(125)	(63)	(684)
Cash, beginning of year	195	258	942
Cash, end of year	$70	$195	$258
Supplemental Cash Flow Information:
Cash paid for interest	$869	$1,073	$1,138
Cash paid for income taxes	-	-	537
Non-cash investing and financing activities:
Inventory sold for notes receivable	-	$-	$1,447
Investment in Blonder Tongue Telephone, LLC using treasury stock	-	(1,030)	-

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

The investments in Blonder Tongue Telephone, LLC and NetLinc Communications, LLC are accounted for on the equity method since the Company does not have control over these entities. The Company’s share of the losses from Blonder Tongue Telephone, LLC includes losses in excess of capital contributed by other investors in Blonder Tongue Telephone, LLC.

The Company reports its operations as one business and operating segment.

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2004 is adequate; however, actual write-offs might exceed the recorded allowance.

(c) Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out (“FIFO”) method, or market.

The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company anticipates that certain products will not be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months, have been classified as non-current.

Over 60% of the non-current inventories are comprised of raw materials. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. During 2004 and 2003, the Company recorded an increase to its reserve of $872 and $1,576, respectively. The Company believes reserves are adequate and inventories are reflected at net realizable value.

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

(f) Intangible Assets

Intangible assets, net totaling $3,217 and $3,949 as of December 31, 2004 and 2003, respectively, consist of acquired patent rights and rights-of-entry, and are carried at cost less accumulated amortization. Amortization is computed utilizing the straight-line method over the estimated useful life of the respective asset, 12 years for patents and 5 years for rights-of-entry.

The components of intangible assets at December 31, 2004 are as follows:

	Cost	Accumulated Amortization
Patents and trademarks	$6,414	$4,174
Rights of entry	1,585	608
Total intangible assets	$7,999	$4,782

The Company continues to amortize its patents and rights-of-entry over their estimated useful lives with no significant residual value. Amortization expense for intangible assets was $679, $750 and $550 for the years ending December 31, 2004, 2003 and 2002, respectively. Intangibles amortization is projected to be approximately $679 per year for the next five years.

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

(g) Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets based on non-discounted cash flows. No impairment losses have been recorded through December 31, 2004.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(h) Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2004, 2003 and 2002.

(i) Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

(j) Revenue Recognition

The Company records revenues when products are shipped. Customers do not have a right of return. The Company provides a three year warranty on most products.

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

(m) Derivative Financial Instruments

The Company utilizes interest rate swaps at times to manage interest rate exposures. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The Company does not hold or issue financial instruments for trading purposes. The Company did not hold any derivative financial instruments at December 31, 2004 or 2003.

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

Approximately 46% of the Company’s employees are covered by a one year collective bargaining agreement, which expires in February 2006.

The Company estimates that headend products accounted for approximately 52% of the Company’s revenues in 2004, 54% in 2003 and 66% in 2002. Any substantial decrease in sales of headend products could have a material adverse effect on the Company’s results of operations, financial condition, and cash flows.

On an as-needed basis, the Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher® and DigiCipher® encryption systems manufactured by Motorola, Inc., which are standard encryption methodologies employed on U.S. C-Band and Ku-Band transponders ,and Hughes Network Systems' digital satellite receivers for delivery of DIRECTV™ programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company’s operating results. The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(o) Stock Options

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and net income (loss) per common share as if compensation cost for stock options granted under the plans, if applicable, had been determined in accordance with the fair value based method prescribed in FAS 123. The Company does not plan to adopt the fair value based method prescribed by FAS 123.

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 9.5 years, no dividend yield, volatility at 73%, risk free interest rate of 3.2% for 2004, 2003 and 2002.

Under accounting provisions of FAS 123, the Company’s net income (loss) to common shareholders and net income (loss) per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Years Ended December 31
	2004	2003	2002
Net loss as reported	$(3,122)	$(3,122)	$(6,802)
Adjustment for fair value of stock options	204	324	590
Pro forma	$(3,326)	$(3,446)	$(7,392)
Net loss per share basic and diluted:
As reported	$(0.39)	$(0.41)	$(0.89)
Pro forma	$(0.42)	$(0.45)	$(0.97)

(p) Shipping and Handling Costs

Shipping and handling costs are recorded as a component of selling expenses. Revenues from shipping and handling are not significant. Shipping and handling costs were -0-, $36 and $181 for the years ended December 31, 2004, 2003 and 2002, respectively.

(q) Restatement

Subsequent to the Company’s issuance of its consolidated financial statements for the year ended December 31, 2003, the Company determined that a vendor’s account payable balance was incorrectly recorded in 2001 and 2002. Certain amounts due to this vendor related to inventories received that were not correctly recorded, and resulted in accounts payable being understated. These incorrect amounts also resulted in the understatement of cost of goods sold in 2001 and 2002, the overstatement of net income in 2001 and the understatement of net loss in 2002 and 2003. The Company restated its consolidated financial statements for each of the three-years ended December 31, 2003 to reflect the correction of the vendor’s account payable balance and the related impact to costs of goods sold and other portions of the financial statements. The effect of these entries, net of taxes, on the financial statements of the Company is summarized below.

The following table sets forth selected line items from the Company’s consolidated statement of operations that are affected by the restatement on a restated basis and as previously reported:

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	(In thousands, except per-share amount)
	For the Year Ending December 31, 2003		For the Year Ending December 31, 2002		For the Year Ending December 31, 2001
	As restated	As reported	As restated	As reported	As restated	As reported
Cost of goods sold	$25,948	$25,948	$34,718	$34,195	$37,460	$36,928
Provision (benefit) for Income taxes	(318)	(691)	43	221	509	704
Net (loss) earnings	(3,122)	(2,749)	(6,802)	(6,457)	880	1,217
Basic and diluted earnings (loss) per share	(0.41)	(0.36)	(0.89)	(0.84)	0.12	0.16

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

Although the December 31, 2002 and 2001 balance sheets and statement of operations for the year ended December 31, 2001 are not included in the consolidated financial statements provided in this Form 10-K, the Company’s balance sheets as of December 31, 2002 and 2001 and statement of operations for the year ended December 31, 2001 were also restated as reflected in the table above.

The Company reclassified its December 31, 2003 inventory. See Note 1(c) for a description of this reclassification.

(r) New Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which requisite service period will usually be the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. Accordingly, the Company will adopt SFAS No. 123R in its first quarter of fiscal 2006. The Company is

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

currently evaluating the provisions of SFAS No. 123R and has not yet determined the impact that this Statement will have on its results of operations or financial position.

In November, 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43 Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December, 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9% when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP FAS No. 109-1 was effective upon issuance, the Company is still evaluating the impact FSP FAS No. 109-1 will have on its consolidated financial statements.

In December, 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement does not change the measurement or recognition aspects for pensions and other post-retirement benefit plans; however, it does revise employers' disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS No. 132, as revised, is generally effective for financial statements with a fiscal year ending after December 15, 2003. The Company has adopted the required provisions of SFAS No. 132, as revised. The adoption of the required provisions of SFAS No. 132, as revised, did not have a material effect on the Company’s consolidated financial statements.

In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6 "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

In January, 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity ("VIE") is a corporation partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46, as revised requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46, as revised, did not have a material effect on the Company’s financial position or results of operations.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

Note 2 - Inventories

Inventories, net of reserves, are summarized as follows:
	December 31,
	2004	2003
Raw materials	$11,308	$11,379
Work in process	1,698	1,746
Finished goods	10,615	10,935
	23,621	24,060
Less current inventory	(10,309)	(9,482)
	13,312	14,578
Less reserve for slow moving and obsolete inventory	(4,344)	(3,472)
	$8,968	$11,106

The Company recorded a $872 and $1,576 provision for slow moving and obsolete inventory during the years ended December 31, 2004 and 2003, respectively. The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans.

Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:
	December 31,
	2004	2003
Land	$1,000	$1,000
Building	3,361	3,361
Machinery and equipment	7,843	7,613
Cable systems	1,791	1,460
Furniture and fixtures	404	401
Office equipment	1,899	1,873
Building improvements	690	686
	16,988	16,394
Less: Accumulated depreciation and amortization	(10,774)	(9,742)
	$6,214	$6,652

Note 4 - Debt

On March 20, 2002 the Company entered into a credit agreement with Commerce Bank, N.A. for a $19,500 credit facility, comprised of (i) a $7,000 revolving line of credit under which funds may be borrowed at LIBOR, plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial covenants, with a floor of 5% through March 19, 2003, (ii) a $9,000 term loan which bore interest at a rate of 6.75% through September 30, 2002, and thereafter at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants and (iii) a $3,500 mortgage loan bearing interest at 7.5%. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable and inventory, as defined in the credit agreement. The credit facility is collateralized by a security interest in all of the Company’s assets. The agreement also contains restrictions that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The Company did not meet certain financial ratios during 2003 and 2004 (see amendments below). The initial maturity date of the line of credit with Commerce Bank was March 20, 2004. The term loan required equal monthly principal payments of $187 and matures on April 1, 2006. The mortgage loan requires equal monthly principal payments of $19 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender’s option.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

In November 2003, the Company's credit agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning November 1, 2003, the revolving line of credit bore interest at the prime rate plus 1.5%, with a floor of 5.5% (6.75% at December 31, 2004), and the term loan bore interest at a fixed rate of 7.5%. Beginning December 1, 2003, the term loan required equal monthly principal payments of $193 plus interest with a final payment on April 1, 2006 of all remaining unpaid principal and interest.

At March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, the Company was unable to meet one of its financial covenants required under its credit agreement with Commerce Bank, which non-compliance was waived by the Bank effective as of each such date.

In March, 2004, the Company's credit agreement with Commerce Bank was amended to (i) extend the maturity date of the line of credit until April 1, 2005, (ii) reduce the maximum amount that may be borrowed under the line of credit to $6,000, (iii) suspend the applicability of the cash flow coverage ratio covenant until March 31, 2005, (iv) impose a new financial covenant requiring the Company to achieve certain levels of consolidated pre-tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2004, and (v) require that the Company make a prepayment against its outstanding term loan to the Bank equal to 100% of the amount of any prepayment received by the Company on its outstanding note receivable from a customer, up to a maximum amount of $500.

At December 31, 2004, the Company was unable to meet one of its financial covenants required under its credit agreement with Commerce Bank, which non-compliance was waived by the Bank effective as of such date.

In March, 2005, the Company's credit agreement with Commerce Bank was amended to (i) extend the maturity date of the line of credit until April 1, 2006, (ii) provide for a interest rate on the revolving line of credit of the prime rate plus 2.0%, with a floor of 5.5%, (iii) waive the applicability of consolidated pre-tax income for the quarter ended December 31, 2004, (iv) suspend the applicability of the cash flow coverage ratio covenant until March 31, 2006, and (v) impose a financial covenant requiring the Company to achieve certain levels of consolidated pre-tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2005.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Long-term debt consists of the following:

	December 31,
	2004	2003
Revolving Line of Credit	$2,946	$4,136
Term Loan	2,243	5,245
Mortgage loan	2,858	3,092
Capital leases (Note 5)	466	473
	8,513	12,946
Less: Current portion	(2,683)	(3,201)
	$5,830	$9,745

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Annual maturities of long-term debt at December 31, 2004 are:
2005	$2,683
2006	3,377
2007	270
2008	244
2009	247
Thereafter	1,692
$8,513

The average amount outstanding on the Company’s line of credit during 2004 and 2003 was $3,670 and $5,269, respectively. The maximum amount outstanding on the line of credit during 2004 and 2003 was $4,926 and $6,171, respectively. The weighted average interest rate at December 31, 2004, 2003 and 2002 was 5.9%, 5.0% and 5.0%, respectively.

Note 5 - Commitments and Contingencies

Leases
The Company leases certain factory, office and automotive equipment under noncancellable operating leases and equipment under capital leases expiring at various dates through December, 2009.

Future minimum rental payments, required for all noncancellable leases are as follows:

	Capital	Operating
2005	$246	84
2006	216	53
2007	44	25
2008	15	-
2009	15	-
Thereafter	-	-
Total future minimum lease payments	536	$162
Less: amounts representing interest	70
Present value of minimum lease payments	$466

Property, plant and equipment included capitalized leases of $2,720 and $2,552 at December 31, 2004 and 2003, respectively, less accumulated amortization of $2,208 and $1,992 at December 31, 2004 and 2003, respectively.

Rent expense was $158, $182 and $155 for the years ended December 31, 2004, 2003 and 2002, respectively.

Litigation

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Note 6 - Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full time non-union employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $183, $194, and $213 for the years ended December 31, 2004, 2003 and 2002, respectively.

Defined Benefit Pension Plan

Substantially all union employees who meet certain requirements of age, length of service and hours worked per year are covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service. Net periodic pension cost for this plan includes the following components:

	December 31,
Components of net periodic pension cost:	2004	2003	2002
Service cost	$104	$124	$137
Interest cost	144	139	127
Actual return on plan assets	(142)	(125)	(124)
Recognized net actuarial (gain) loss	38	53	29
Net periodic pension cost	$144	$191	$169

The funded status of the plan and the amounts recorded in the Company’s consolidated balance sheets are as follows:

	December 31,
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$2,020	$2,005
Service cost	104	124
Interest cost	144	139
Actuarial (gain) loss	462	(12)
Benefits paid	(114)	(236)
Benefit obligation at end of year	2,616	2,020
Change in plan assets:
Fair value of plan assets at beginning of year	2,016	1,751
Actual return on plan assets	205	303
Employer contribution	133	198
Benefits paid	(114)	(236)
Fair value of plan assets at end of year	2,240	2,016
Funded status	(376)	(4)
Unrecognized net actuarial loss	979	624
Unrecognized net transition liability	(20)	11
Amount reflected in other comprehensive loss	(897)	-
Prepaid (accrued) benefit cost	$(314)	$631

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Key economic assumptions used in these determinations were:
	December 31,
	2004	2003
Discount rate	6.0%	7.0%
Expected long-term rate of return	7.0%	7.0%

The Company’s plan asset allocation at the end of 2004 and 2003 and target allocations for 2005 are as follows:

Security Type	Percentage of Plan Assets		Target Allocation
	2004	2003	2005
Cash Equivalents	-	2%	-
Equity Securities	65%	65%	65%
Debt Securities	35%	33%	35%
Total Plan Assets	100%	100%	100%

The Company’s investment policy is to invest in stock and balanced funds of mutual fund and insurance companies to preserve principal while at the same time establish a minimum rate of return of approximately 5%. No more than one-third of the total plan assets is placed in any one fund.

The expected long-term rate-of-return-on-assets is 7%. This return is based upon the historical performance of the currently invested funds.

The benefits expected to be paid for each of the next five years and in the aggregate for the following five years are:

2005	$56
2006	68
2007	77
2008	96
2009	104
20010-2014	747

The expected contribution to be made during 2005 is $200.

The Company recorded an unrecognized pension expense of $897, as an accumulated other comprehensive loss adjustment to stockholders’ equity in 2004 and recognized a prepaid benefit cost of $508 as an adjustment to accumulated other comprehensive income in 2003. This amount represents a portion of the unrecognized net actuarial loss and the recognized prepaid benefit cost for the years ending December 31, 2004 and 2003, respectively.

Note 7 - Related Party Transactions

On January 1, 1995, the Company entered into a consulting and non-competition agreement with a director, who is also the largest stockholder. Under the agreement, the director provides consulting services on various operational and financial issues and is currently paid at an annual rate of $152 but in no event is such annual rate permitted to exceed $200. The director also agreed to keep all Company information confidential and will not compete directly or indirectly with the Company for the term of the agreement and for a period of two years thereafter. The initial term of this agreement expired on December 31, 2004 and automatically renews thereafter for successive one-year terms (subject to termination at the end of the initial term or any renewal term on at least 90 days’ notice). This agreement automatically renewed for a one-year extension until December 31, 2005.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

As of December 31, 2004, the Chief Executive Officer was indebted to the Company in the amount of $201, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at December 31, 2004 and 2003.

The President of the Company lent the Company 100% of the purchase price of certain used-equipment inventory purchased by the Company in October through November of 2003. The inventory was purchased at a substantial discount to market price. While the aggregate cost to purchase all of the inventory was approximately $950, the maximum amount of indebtedness outstanding to the President at any one time during 2004 was $675. The President made the loan to the Company on a non-recourse basis, secured solely by a security interest in the inventory purchased by the Company and the proceeds resulting from the sale of the inventory. In consideration for the extension of credit on a non-recourse basis, the President received from the Company interest on the outstanding balance at the margin interest rate he incurred for borrowing the funds from his lenders and is entitled to receive from the Company 25 % of the gross profit derived from the Company’s resale of such inventory, which amounts will not be paid to the President until the outstanding balance of the indebtedness has been paid in full and a final accounting of the transaction has been concluded. In April 2004, the President of the Company acquired $75 of used equipment inventory, which was subsequently sold by him to the Company on a consignment basis. Payment by the Company for the goods become due upon the sale thereof by the Company and collection of the accounts receivable generated by such sales. In connection with the transaction, the Company agreed to pay the President cost plus 25% of the gross profit derived from the sale of such inventory. At December 31, 2004, the aggregate remaining outstanding balance due to the President from the foregoing transactions was approximately $92 and was included in other accrued expenses.

In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC (“NetLinc”) and a 35% minority interest in Blonder Tongue Telephone, LLC (“BTT”). During September, 2003, the parties restructured the terms of their business arrangement which included increasing Blonder Tongue’s economic ownership in NetLinc from 20% to 50% and in BTT from 35% to 50%, all at no additional cost to Blonder Tongue. The cash portion of the purchase price in the venture was decreased from $3,500 to $1,167, and was paid in full by the Company to BTT in October, 2003. As the non-cash component of the purchase price, the Company issued 500 shares of Common Stock to BTT, resulting in BTT becoming the owner of greater than 5% of the outstanding Common Stock of the Company. The Company will receive preferential distributions equal to the $1,167 cash component of the purchase price from the cash flows of BTT. One-half of such Common Stock (250 shares) has been pledged to the Company as collateral to secure BTT’s obligation. Under the restructured arrangement, the Company pays certain future royalties to NetLinc and BTT upon the sale of telephony products. During 2004, the total accrued royalties to NetLinc and BTT were $20 and $58, respectively, which was paid to them by the Company in 2004. In addition, the Company paid certain expenses of BTT totaling approximately $69 and $95 in 2004 and 2003, respectively. Through this telephony venture, BTT offers primary voice service to MDUs and the Company offers for sale a line of telephony equipment to complement the voice service.

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

Credit risk with respect to trade accounts receivable is concentrated with five of the Company’s customers. These customers accounted for approximately 39% and 40% of the Company’s outstanding trade accounts receivable at December 31, 2004 and 2003, respectively. These customers are distributors of telecommunications and private cable television components, and providers of franchise and private cable television service. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the year ended December 31, 2004, the Company’s largest customer accounted for approximately 18% of the Company’s sales. This customer also accounted for approximately 21% of the Company’s sales in 2003 and for approximately 20% of the Company’s sales in 2002. At December 31, 2003, this customer accounted for approximately 15% of the Company’s outstanding trade accounts receivable.

Note 9 - Stockholders’ Equity

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock. The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. The Company repurchased 70 and 48 shares during 2003 and 2002, respectively.

Note 10 - Earnings (loss) Per Share

Basic and diluted earnings (loss) per share for each of the three years ended December 31, 2004, 2003 and 2002 are calculated as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended December 31, 2004:
Basic and diluted loss per share	$(3,122)	8,001	$(0.39)
For the year ended December 31, 2003:
Basic and Diluted loss per share	$ (3,122)	7,654	$ (0.41)
For the year ended December 31, 2002:
Basic and Diluted loss per share	$ (6,802)	7,604	$ (0.89)

The diluted share base excludes incremental shares of 672, 1,231 and 1,301 related to stock options for December 31, 2004, 2003 and 2002, respectively. These shares were excluded due to their antidilutive effect.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

The following tables summarize information about stock options outstanding for each of the three years ended December 31, 2002, 2003 and 2004:

	1994 Plan (#)	Weighted- Average Exercise Price ($)	1995 Plan (#)	Weighted-Average Exercise Price ($)	1996 Plan (#)	Weighted-Average Exercise Price ($)
Shares under option:
Outstanding at
January 1, 2002	87	3.42	767	6.18	74	5.80
Granted	-	-	302	3.42	20	3.40
Exercised	(1)	2.88	-	-	-	-
Forfeited	(6)	3.16	(30)	6.70	-	-
Outstanding at
December 31, 2002	80	3.45	1,039	5.36	94	5.29
Granted	-	-	-	-	20	2.05
Exercised	-	-	-	-	-	-
Forfeited	-	-	(12)	4.56	-	-
Options outstanding at December 31, 2003	80	3.45	1,027	5.37	114	4.70
Granted	-	-	24	3.32	20	3.10
Exercised	-	-	(20)	2.88	-	-
Forfeited	(26)	2.56	(42)	5.43	(6)	4.63
Options outstanding at December 31, 2004	54	3.85	989	5.35	128	4.37
Options exercisable at December 31, 2004	54	3.85	853	5.59	108	4.60
Weighted-average fair value of options granted during: 2002 2003 2004	- - -		$2.70 - $2.63		$2.60 $2.05 $2.46

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

Total options available for grant were 148 and 181 at December 31, 2004 and December 31, 2003, respectively.

	Options Outstanding			Options Exercisable

Range of Exercise Prices ($)	Number of Options Outstanding at 12/31/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price ($)	Number Exercisable at 12/31/04	Weighted-Average Exercise Price ($)
1994 Plan:
2.57 to 2.88	23	6.1	2.88	23	2.88
4.33	28.4		4.33	28	4.33
6.88	3	1.9	6.88	3	6.88
	54	2.9	3.85	54	3.85
1995 Plan:
2.79 to 3.38	123	6.4	2.98	97	2.89
3.43 to 3.64	294	7.2	3.44	200	3.44
5.88 to 6.75	154	5.4	6.64	154	6.64
6.88 to 7.38	413	2.4	6.89	397	6.89
8.63	5	4.7	8.63	5	8.63
	989	4.8	5.35	853	5.59
1996 Plan:
2.05 to 3.10	60	8.1	2.68	40	2.46
3.40	20	7.1	3.40	20	3.40
6.53	8	4.5	6.53	8	6.53
6.88 to 7.03	40	4.5	6.96	40	6.96
	128	6.6	4.37	108	4.60

Note 12 - Income Taxes

The following summarizes the provision (benefit) for income taxes:

	Year Ended December 31,
	2004	2003	2002
Current: Federal	--	$(691)	$(56)
State and local	--	--	(31)
	--	(691)	(87)
Deferred:
Federal	19	(655)	116
State and local	4	--	14
	23	(655)	130
Valuation allowance	2,849	1,028	--
Provision (benefit) for income taxes	$2,826	$(318)	$43

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

	Year Ended December 31,
	2004	2003	2002
Provision (benefit) for Federal income taxes at the statutory rate	(101)	$(1,170)	$43
State and local income taxes, net of Federal benefit	(14)	(159)	9
Adjustment of prior year’s accruals	-	--	(55)
Other, net	92	(17)	46
Change in valuation allowance	2,849	1,028	--
Provision (benefit) for income taxes	$2,826	$(318)	$43

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets: Allowance for doubtful accounts	$231	$453
Inventories	1,974	1,642
Other	112	281
Goodwill	2,990	3,357
Net operating loss carry forward	1,043	646
Total deferred tax assets	6,350	6,379
Deferred tax liabilities:
Depreciation	(117)	(169)
Total deferred tax liabilities	(117)	(169)
	6,233	6,210
Valuation allowance	(3,877)	(1,028)
Net	$2,356	$5,182

The Company has recorded $960 and $1,396 of short term and long term deferred tax assets, respectively, since it projects recovering these benefits over the next three to five years. The Company also considered various tax strategies in arriving at the carrying amount of deferred tax assets. A valuation allowance has been recorded against the balance of the long-term deferred tax benefits since management does not believe the realization of these benefits is more likely than not. As of December 31, 2004, the Company had a federal net operating loss carry forward of approximately $2,500,000, which will begin to expire in the year 2023.

Note 13 - Cable Systems and Telephone Products (Subscribers and passings in whole numbers)

During June, 2002, the Company formed a venture with Priority Systems, LLC and Paradigm Capital Investments, LLC for the purpose of acquiring the rights-of-entry for certain multiple dwelling unit cable television systems (the “Systems”) owned by affiliates of Verizon Communications, Inc. The venture entity, BDR Broadband, 90% of the outstanding capital stock of which is owned by the Company, acquired the Systems, which are presently comprised of approximately 2,909 existing MDU cable television subscribers and approximately 6,909 passings. BDR Broadband paid approximately $1,880 for the Systems, subject to adjustment, which constitutes a purchase price of $.575 per subscriber. The final closing date for the transaction was on October 1, 2002. The Systems were cash flow positive beginning in the first year. To date, the Systems have been upgraded with approximately $1,348 of interdiction and other products of the Company and, during 2004, two of the Systems located outside the region where the remaining Systems are located, were sold. It is planned that the Systems will be upgraded with approximately $400 of additional interdiction and other products of the Company over the course of operation. During July 2003, the Company purchased the 10% interest in BDR Broadband that had been originally owned by Paradigm Capital Investments, LLC, for an aggregate purchase price of $35, resulting in an increase in the Company’s stake in BDR Broadband from 80% to 90%.

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

The following is a summary of the condensed financial statements of BTT:
	December 31,
	2004	2003
Balance Sheet Current assets	$86	$17
Non-current assets	-	163
Investment in Blonder Tongue Common Stock	1,030	1,030
Receivable from affiliates	439	737
Total	1,555	1,947

Current liabilities	35	29
Payable to affiliates	60	-
Total liabilities	95	29

Net worth	1,460	1,918
Total liabilities and net worth	$1,555	$1,947

	December 31,
	2004	2003
Statement of Operations Revenue	$117	$41
Expenses	576	349
Net loss	$(459)	$(308)

	December 31,
	2004	2003
Cash Flows Net cash used in operating activities	$(235)	$(288)
Net cash used in investing activities	(55)	(180)
Net cash provided by financing activities	284	473
Net decrease/increase in cash	$(6)	$5

Note 14 - Notes Receivable

During September 2002, the Company sold inventory at a cost of approximately $1,447 to a private cable operator for approximately $1,929 in exchange for which the Company received notes receivable in the principal amount of approximately $1,929. The notes were payable by the customer in 48 monthly principal and interest (at 11.5%) installments of approximately $51 commencing January 1, 2003. The customer’s payment obligations under the notes were collateralized by purchase money liens on the inventory sold and blanket second liens on all other assets of the customer. The Company has recorded the notes receivable at the inventory cost and did not recognize any revenue or gross profit on the transaction until a substantial amount of the cost had been recovered, and collectibility was assured. The Company collected $612 during 2003 and recorded the receipts as a reduction in the note receivable balance. The balance of the notes was collected during 2004 and approximately $482 of gross margin and $356 of interest income was recognized.

Note 15 - Quarterly Financial Information - Unaudited
	2004 Quarters				2003 Quarters
					restated(2)
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$8,529	$10,917	$11,215	$8,572	$8,602	$8,534	$9,195	$9,106
Gross profit (1)	2,941	3,080	3,580	3,001	2,159	2,675	2,965	1,690
Net earnings (loss) (3)(4)	(397)	236	406	(3,367)	(758)	(390)	(65)	(1,909)
Basic earnings (loss) per share	(0.05)	.03	.05	(0.42)	(0.10)	(0.08)	(0.01)	(0.25)
Diluted earnings (loss) per share	(0.05)	.03	.05	(0.42)	(0.10)	(0.08)	(0.01)	(0.25)

(1) During the fourth quarter management did a thorough review of all of the Company’s inventory categories. As a result, the Company recorded an additional increase for excess inventory of $572 and $1,576 for 2004 and 2003, respectively.

(2)

	2003 Quarters
	First	Second	Third	Fourth
As originally reported:
Net sales	$8,602	$8,534	$9,195	$9,106
Gross profit	2,159	2,675	2,965	1,690
Net earnings (loss)	(758)	(390)	(65)	(1,536)
Basic earnings (loss) per share	(0.10)	(0.05)	(0.01)	(0.20)
Diluted earnings (loss) per share	(0.10)	(0.05)	(0.01)	(0.20)

(3) During the fourth quarter of 2004, the Company recorded a deferred tax valuation allowance of $2,826.
(4) During the fourth quarter of 2004, the Company recorded its share in the loss of BTT.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:

The audits referred to in our report dated April 12, 2005, relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey

April 12, 2005

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

Column A	Column B	Column C Additions		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
Year ended December 31, 2004:	$1,192	$107	--	(692)(1)	$607
Year ended December 31, 2003:	$715	$360	$117	--	$1,192
Year ended December 31, 2002:	$1,833	$180	--	($1,298)(1)	$715

Deferred Tax Asset Valuation Allowance
Year ended December 31, 2004:	$1,028	$2,849	--	--	$3,877
Year ended December 31, 2003:	--	$1,028	--	--	$1,028
Year ended December 31, 2002:	--	--	--	--	--

Inventory Reserve
Year ended December 31, 2004:	$3,472	$872	--	--	$4,344
Year ended December 31, 2003:	$2,443	$1,576	--	($547)(2)	$3,472
Year ended December 31, 2002:	$1,943	$500	--	--	$2,443

(1) Write off of uncollectible accounts.
(2) Disposal of fully reserved inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: April 15, 2005	By: /S/ JAMES A. LUKSCH
James A. Luksch
Chief Executive Officer

By: /S/ ERIC SKOLNIK
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES A. LUKSCH James A. Luksch	Director and Chief Executive Officer (Principal Executive Officer)	April 15, 2005

/S/ ERIC SKOLNIK Eric Skolnik	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2005

/S/ ROBERT J. PALLE, JR. Robert J. Pallé, Jr.	Director, President, Chief Operating Officer and Secretary	April 15, 2005

/S/ JOHN E. DWIGHT John E. Dwight	Director	April 15, 2005

/S/ JAMES H. WILLIAMS James H. Williams	Director	April 15, 2005

/S/ JAMES F. WILLIAMS James F. Williams	Director	April 15, 2005

/S/ ROBERT B. MAYER Robert B. Mayer	Director	April 15, 2005

/S/ GARY P. SCHARMETT Gary P. Scharmett	Director	April 15, 2005

/S/ ROBERT E. HEATON Robert E. Heaton	Director	April 15, 2005

/S/ STEPHEN K. NECESSARY Stephen K. Necessary	Director	April 15, 2005