Form 10-Q
period 2005-03-31
BLONDER TONGUE LABORATORIES INC
filed 2005-05-16
CIK 1000683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005,

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

Yes      No X

Number of shares of common  stock,  par value $.001,  outstanding  as of May 13,
2005: 8,015,406

                      The Exhibit Index appears on page 21.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                 (unaudited)
                                                   March 31,        December 31,
                                                        2005              2004

         Assets (Note 5)
Current assets:
     Cash.......................................       $246               $70
     Accounts receivable, net of allowance for
         doubtful accounts of $548 and $607
         respectively...........................      5,341             3,693
     Inventories (Note 4).......................      9,289            10,309
     Income tax receivable......................        322               320
     Prepaid and other current assets...........        741               654
     Deferred income taxes .....................        960               960
                                                --------------  ----------------
         Total current assets...................     16,899            16,006
Inventories, non-current (net) (Note 4).........      8,552             8,968
Property, plant and equipment, net of
    accumulated depreciation and
    amortization................................      6,086             6,214
Patents, net ...................................      2,145             2,240
Rights-of-Entry, net (Note 6)...................        915               977
Other assets, net...............................        925               925
Investment in Blonder Tongue
    Telephone LLC (Note 6)......................      1,336             1,430
Deferred income taxes...........................      1,396             1,396
                                                --------------  ----------------
                                                    $38,254           $38,156
                                                ==============  ================
      Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of
       long-term debt (Note 5)..................     $2,293            $2,683
     Accounts payable...........................      1,510             1,497
     Accrued compensation.......................      1,095               639
     Accrued benefit liability..................        314               314
     Other accrued expenses (Note 8)............        301               270
                                                --------------  ----------------
         Total current liabilities..............      5,513             5,403
                                                --------------  ----------------
Long-term debt (Note 5).........................      6,708             5,830
Stockholders' equity:
     Preferred stock, $.001 par value;
         authorized 5,000 shares; no
         shares outstanding.....................          -                -
     Common stock, $.001 par value;
         authorized 25,000 shares,
         8,445 shares Issued.........................     8                 8
     Paid-in capital............................     24,202            24,202
     Retained earnings..........................      8,175             9,065
     Accumulated other comprehensive loss.......       (897)             (897)
     Treasury stock, at cost, 449 shares........     (5,455)           (5,455)
                                                --------------  ----------------
         Total stockholders' equity.............     26,033            26,923
                                                --------------  ----------------
                                                    $38,254           $38,156
                                                ==============  ================
          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                   Three Months Ended
                                                        March 31,
                                          --------------------------------------
                                               2005                  2004
                                          ----------------      ----------------

Net sales.............................          $9,269                $8,529
Cost of goods sold....................           6,742                 5,588
                                          ----------------      ----------------
    Gross profit......................           2,527                 2,941
                                          ----------------      ----------------
Operating expenses:
    Selling...........................           1,066                 1,045
    General and administrative........           1,653                 1,607
    Research and development..........             411                   411
                                          ----------------      ----------------
                                                 3,130                 3,063
                                          ----------------      ----------------
Loss from operations..................            (603)                 (122)
                                          ----------------      ----------------
Other expense
    Interest expense (net)............            (193)                 (275)
    Equity in loss of Blonder
        Tongue Telephone, LLC.........             (94)                    -
                                          ----------------      ----------------
                                                  (287)                 (275)
Loss before income taxes..............            (890)                 (397)
Benefit for income taxes..............               -                     -
                                          ----------------      ----------------
Net loss..............................           $(890)                $(397)
                                          ================      ================
Basic and diluted loss per share......          $(0.11)               $(0.05)
                                          ================      ================
Basic and diluted weighted average
        shares outstanding............           8,015                 7,997
                                          ================      ================

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         2005         2004
                                                      ----------  ----------
Cash Flows From Operating Activities:
     Net loss........................................   $(890)        $(397)
     Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:
       Depreciation..................................     253           264
       Amortization..................................     160           186
       Allowance for doubtful accounts...............       -            90
       Provision for inventory reserves..............     603             -
       Equity in loss from Blonder Tongue
         Telephone, LLC..............................      94             -
       Changes in operating assets and liabilities:
         Accounts receivable.........................  (1,648)            -
         Inventories.................................      833         (877)
         Other current assets........................     (87)         (305)
         Other assets................................       -            43
         Income taxes................................      (2)          372
         Accounts payable, accrued compensation and
           accrued expenses..........................     500         1,462
                                                      -----------  ------------
         Net cash provided by (used in) operating
           activities................................    (184)          838
                                                      -----------  ------------
Cash Flows From Investing Activities:
     Capital expenditures............................    (125)          (97)
     Collection of note receivable...................       -           389
     Acquisition of rights-of-entry..................      (3)            -
                                                      -----------  ------------
     Net cash provided by (used in) investing
        activities...................................    (128)          292
                                                      -----------  ------------
Cash Flows From Financing Activities:
     Borrowings of long-term debt....................   3,640         2,945
     Repayments of long-term debt....................  (3,152)       (4,177)
     Proceeds from exercise of stock options.........       -            20
                                                      -----------  ------------
           Net cash provided by (used in) financing
             activities..............................     488        (1,212)
                                                      -----------  ------------
Net increase (decrease) in cash......................     176           (82)
Cash, beginning of period............................      70           195
                                                      -----------  ------------
Cash, end of period..................................    $246          $113
                                                      ===========  ============
Supplemental Cash Flow Information:
     Cash paid for interest..........................    $140          $278
     Cash paid for income taxes......................     $ 2             -
                                                      ===========  ============

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

     The results for the first quarter of 2005 are not necessarily indicative of the results to be expected  for the full fiscal year and have not been  audited.
In the opinion of management,  the accompanying unaudited consolidated financial statements  contain all  adjustments,  consisting  primarily of normal recurring accruals,  necessary for a fair  statement of the results of operations  for the period presented and the consolidated  balance sheet at March 31, 2005.  Certain information and footnote  disclosures  normally included in financial statements prepared in accordance with generally accepted  accounting  principles have been condensed or omitted pursuant to the SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto that were  included in the  Company's  latest annual report on Form 10-K for the year ended December 31, 2004.

Note 2 - New Accounting Pronouncements

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

     In December,  2003, the FASB issued a revision to SFAS No. 132, "Employers'
Disclosures  about Pensions and Other  Postretirement  Benefits." This statement does not change the  measurement or  recognition  aspects for pensions and other post-retirement benefit plans; however, it does revise employers' disclosures to

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

include more information about the plan assets,  obligations to pay benefits and funding  obligations.  SFAS No. 132,  as revised,  is  generally  effective  for financial  statements  with a fiscal year ending after  December  15, 2003.  The
Company has adopted the  required  provisions  of SFAS No. 132, as revised.  The adoption of the required provisions of SFAS No. 132, as revised,  did not have a material effect on the Company's consolidated financial statements.

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

     In March,  2005, the Financial  Accounting  Standards Board ("FASB") issued
FASB interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement
Obligations - An  Interpretation  of FASB  Statement No. 143" ("FIN 47"),  which will result in (a) more consistent  recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations,  and (c) more information about investment in long-lived  assets because  additional asset retirement costs will be recognized as part of the carrying  amounts of the assets.  FIN 47 clarifies  that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for
Asset Retirement  Obligations," refers to a legal obligation to perform an asset retirement  activity  in which  the  timing  and/or  method  of  settlement  are conditional  on a future  event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though  uncertainty  exists about the timing and/or  method of  settlement.
Uncertainty  about the timing and/or method of settlement of a conditional asset retirement  obligation  should be factored into the measurement of the liability when sufficient  information  exists. FIN 47 also clarifies when an entity would have  sufficient  information to reasonably  estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after  December 15, 2005. The Company plans to adopt FIN 47 at the end of its 2005 fiscal year and does not believe that the adoption will have a material impact on its results of operations or financial position.

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

     The Company  estimates  the fair value of each stock  option grant by using the  Black-Scholes  option-pricing  model with the  following  weighted  average assumptions  used for grants made during the three  months ended March 31, 2005:

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

expected  lives of 9.5 years,  no dividend  yield,  volatility at 73%, risk free interest rate of 3.2% for 2005. No options were granted  during the three months ended March 31, 2004.

     Under  accounting  provisions  of FAS 123, the Company's net loss to common shareholders  and net loss per common share would have been  adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                            Three Months Ended March 31
                                            ---------------------------
                                              2005                2004
                                         --------------    ---------------
Net loss as reported ..................      $(890)             $(397)
Adjustment for fair value of stock
   options, net of tax.................        160                 41
                                         --------------    ---------------
     Pro forma.........................    $(1,050)             $(438)
                                         ==============    ===============
Net loss per share basic and diluted:
     As reported.......................     $(0.10)            $(0.05)
                                         ==============    ===============
     Pro forma.........................     $(0.13)            $(0.06)
                                         ==============    ===============

Note 4 - Inventories

         Inventories net of reserves are summarized as follows:

                                                    March 31,         Dec. 31,
                                                      2005              2004
                                                  --------------    -------------
Raw Materials....................................   $10,788            $11,308
Work in process..................................     1,297              1,698
Finished Goods...................................    10,703             10,615
                                                  --------------    -------------
                                                     22,788             23,621
Less current inventory...........................    (9,289)           (10,309)
                                                   --------------    -------------
                                                     13,499             13,312
Less Reserve for excess inventory................    (4,947)            (4,344)
                                                  --------------    -------------
                                                     $8,552             $8,968
                                                  ==============    =============

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

     In November,  2003, the Company's  credit  agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning
November 1, 2003,  the revolving  line of credit bore interest at the prime rate plus 1.5%, with a floor of 5.5%, and the term loan began to accrue interest at a fixed rate of 7.5%.  Beginning  December 1, 2003,  the term loan requires  equal monthly  principal  payments of $193 plus interest with a final payment on April
1, 2006 of all remaining unpaid principal and interest.

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

In March, 2005, the Company's credit agreement with Commerce Bank was amended to
(i) extend the  maturity  date of the line of credit  until April 1, 2006,  (ii)
provide for a interest  rate on the  revolving  line of credit of the prime rate plus  2.0%,  with a floor of 5.5%  (7.75% at March 31,  2005),  (iii)  waive the applicability of consolidated  pre-tax income for the quarter ended December 31,
2004,  (iv) suspend the  applicability  of the cash flow coverage ratio covenant until March 31, 2006, and (v) impose a financial  covenant requiring the Company to achieve  certain levels of  consolidated  pre-tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2005.

     At March 31,  2005,  the  Company  was unable to meet one of its  financial covenants  required  under  its  credit  agreement  with  Commerce  Bank,  which non-compliance was waived by the Bank effective as of such date.

Note 6 - Cable Systems and Telephone Products (Subscribers and passings in whole numbers)

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

Note 7 - Notes Receivable

     During   September,   2002,  the  Company  sold  inventory  at  a  cost  of
approximately  $1,447 to a private cable  operator for  approximately  $1,929 in exchange for which the Company received notes receivable in the principal amount of  approximately  $1,929.  The notes were payable by the customer in 48 monthly principal and interest (at 11.5%)  installments of approximately  $51 commencing
January  1,  2003.  The  customer's  payment  obligations  under the notes  were collateralized  by purchase money liens on the inventory sold and blanket second liens on all other  assets  of the  customer.  The  Company  recorded  the notes receivable  at the  inventory  cost and did not  recognize  any revenue or gross profit  on the  transaction  until a  substantial  amount  of the  cost had been recovered,  and  collectibility  was  assured.  The  balances  of the notes were collected during the last three quarters of 2004 and approximately $482 of gross margin and $356 of interest income was recognized.

Note 8 - Related Party Transactions

     On  January  1,  1995,   the  Company   entered  into  a   consulting   and
non-competition  agreement with a director, who is also the largest stockholder.
Under the  agreement,  the  director  provides  consulting  services  on various operational and financial issues and as of March 31, 2005, was paid at an annual rate of $152 but in no event is such annual rate  permitted to exceed $200.  The director also agreed to keep all Company  information  confidential and will not compete  directly or  indirectly  with the Company for the term of the agreement and for a period of two years  thereafter.  The initial  term of this  agreement expired on December 31, 2004 and automatically  renews thereafter for successive one-year  terms  (subject to  termination  at the end of the initial term or any renewal term on at least 90 days' notice). This agreement  automatically renewed for a one-year extension until December 31, 2005.

     As of March 31,  2005,  the Chief  Executive  Officer  was  indebted to the
Company in the amount of $193,  for which no  interest  has been  charged.  This indebtedness  arose  from a series  of cash  advances,  the  latest of which was advanced in February  2002 and is included in other assets at March 31, 2005 and
December 31, 2004.

     The President of the Company lent the Company 100% of the purchase price of certain  used-equipment  inventory  purchased by the Company in October  through
November of 2003.  The  inventory  was  purchased at a  substantial  discount to market  price.  While the  aggregate  cost to purchase all of the  inventory was approximately  $950,  the  maximum  amount of  indebtedness  outstanding  to the
President at any one time during 2004 was $675.  The Company repaid this loan in full in July, 2004. The President made the loan to the Company on a non-recourse basis,  secured solely by a security interest in the inventory  purchased by the
Company  and  the  proceeds  resulting  from  the  sale  of  the  inventory.  In consideration for the extension of credit on a non-recourse basis, the President received  from the  Company  interest on the  outstanding  balance at the margin interest  rate he incurred for  borrowing the funds from his lenders plus 25% of the gross profit  derived from the Company's  resale of such  inventory.  During
2004, interest on the loan paid to Mr. Palle was $12. In addition, Mr. Palle was paid $33,  representing  an advance  payment  against his share of gross  profit derived  from the resale of such  equipment,  the final  amount of which will be determined as of December 31, 2005. In April 2004,  the President of the Company
acquired $75 of used equipment inventory,  which was subsequently sold by him to the Company on a consignment basis. Payment by the Company for the goods becomes due upon  the  sale  thereof  by the  Company  and  collection  of the  accounts receivable  generated by such sales.  In connection  with the  transaction,  the
Company  agreed to pay the President  cost plus 25% of the gross profit  derived from the sale of such  inventory.  At March 31, 2005,  the  aggregate  remaining outstanding  balance due to the President  from the sale of the consigned  goods was approximately $4 and was included in other accrued expenses.

     In March,  2003, the Company entered into a series of agreements,  pursuant to which the Company acquired a 20% minority interest in NetLinc Communications,
LLC ("NetLinc")  and a 35% minority  interest in Blonder Tongue  Telephone,  LLC
("BTT").  During  September,  2003, the parties  restructured the terms of their business  arrangement,  which  included  increasing  Blonder  Tongue's  economic ownership  in  NetLinc  from 20% to 50% and in BTT  from  35% to 50%,  all at no additional cost to Blonder Tongue. The cash portion of the purchase price in the venture was decreased from $3,500 to $1,167, and was paid in full by the Company

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

to BTT in October,  2003. As the non-cash  component of the purchase price,  the
Company issued 500 shares of Common Stock to BTT,  resulting in BTT becoming the owner of greater than 5% of the  outstanding  Common  Stock of the Company.  The
Company  will  receive  preferential  distributions  equal  to the  $1,167  cash component  of the  purchase  price from the cash flows of BTT.  One-half of such
Common  Stock (250  shares)  has been  pledged to the Company as  collateral  to secure BTT's obligation.  Under the restructured  arrangement,  the Company pays certain future royalties to NetLinc and BTT upon the sale of telephony products.
Through this telephony venture, BTT offers primary voice service to MDUs and the
Company  offers for sale a line of telephony  equipment to complement  the voice service.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

Forward-Looking Statements

     In addition to  historical  information,  this  Quarterly  Report  contains forward-looking  statements  relating to such matters as  anticipated  financial performance,  business  prospects,  technological  developments,  new  products, research and development  activities and similar matters. The Private Securities
Litigation  Reform  Act of  1995  provides  a safe  harbor  for  forward-looking statements.  In order to comply with the terms of the safe  harbor,  the Company notes that a variety of factors  could cause the  Company's  actual  results and
experience  to  differ   materially  from  the  anticipated   results  or  other
expectations expressed in the Company's  forward-looking  statements.  The risks and uncertainties  that may affect the operation,  performance,  development and results of the Company's business include, but are not limited to, those matters discussed  herein in the section  entitled Item 2 - Management's  Discussion and
Analysis of Financial Condition and Results of Operations.  The words "believe",
"expect",    "anticipate",    "project"   and   similar   expressions   identify
forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Company  undertakes no obligation to publicly revise these forward-looking  statements to reflect events or circumstances  that arise after the date hereof.  Readers should carefully review the risk factors  described in other  documents  the Company  files from time to time with the  Securities  and
Exchange Commission,  including without limitation,  the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (See Item 1 - Business; Item 3
- Legal Proceedings;  Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations; and Risk Factors).

General

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
These  products  are sold to  customers  providing  an  array of  communications services,  including  television,  high-speed data (Internet) and telephony,  to single family  dwellings,  multiple  dwelling  units,  the lodging  industry and institutions  such as  hospitals,  prisons,  schools and marinas.  The Company's principal  customers are cable system  integrators  (both  franchise and private cable operators,  as well as contractors) that design,  package,  install and in most instances operate, upgrade and maintain the systems they build.

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

     In March,  1998,  the  Company  acquired  all of the assets and  technology rights,  including  the  SMI  Interdiction  product  line,  of the  interdiction
business  of   Scientific-Atlanta,   Inc.  The  Company  is  utilizing  the  SMI
Interdiction  product  line  acquired  from  Scientific-Atlanta,  which has been engineered primarily to serve the franchise cable market, as a supplement to the
Company's VideoMask(TM)Interdiction products, which are primarily focused on the private cable market.

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
The  Company  also  believes  that  opportunities  currently  exist  to  acquire
additional   rights-of-entry   for  multiple  dwelling  unit  cable  television,
high-speed  data  and/or  telephony  systems.  The  Company  is  seeking  and is presently negotiating several such opportunities, although there is no assurance that the Company will be  successful  in  consummating  these  transactions.  In
addition,   the  Company   may  need   financing   to  acquire  the   additional
rights-of-entry,  and financing  may not be available on acceptable  terms or at all.

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

     In addition to receiving  incremental  revenues  associated with its direct sales  of  the  telephony  products,  the  Company  also  anticipates  receiving additional revenues from telephony services provided by or through contracts for such services  obtained by BDR  Broadband,  BTT (through the Company's 50% stake therein) as well as through joint ventures with third parties.  While the events related to the  restructuring  resulted in a delay in the Company's  anticipated revenue stream from the sale of telephony  products,  the Company  believes that these  revised  terms are  beneficial  and will result in the  Company  enjoying
higher  gross  margins  on  telephony   equipment  unit  sales  as  well  as  an
incrementally  higher proportion of telephony service revenues.  It has been the
Company's  experience during the past year that the time frame from introduction
of  a  telephony   service   opportunity  to   consummation  of  the  associated
right-of-entry  agreement,  is longer than the time frame  relating to obtaining rights-of-entry  for the provision of video and high-speed  data services.  This protracted  time  frame has had an  adverse  impact on the  growth of  telephony system  revenues.  Material  incremental  revenues  associated  with the sale of telephony  products are not presently  anticipated to be received until at least the third quarter of 2005.

Results of Operations

First three months of 2005 Compared with first three months of 2004

     Net Sales. Net sales increased  $740,000 or 8.7% to $9,269,000 in the first three  months of 2005 from  $8,529,000  in the first three  months of 2004.  The increase in sales is primarily  attributed to an increase in capital spending by cable system operators,  primarily for the Company's  distribution  products and headend  products.  Included in net sales are  revenues  from BDR  Broadband  of
$417,000 and $346,000 for the first three months of 2005 and 2004, respectively.

     Cost of Goods Sold.  Cost of goods sold  increased  to  $6,472,000  for the first three months of 2005 from  $5,588,000  for the first three months of 2004, and increased as a percentage of sales to 72.7% from 65.5%. These increases were caused  primarily  by an  increase in the  inventory  reserve of $603,000 in the first quarter of 2005, and secondarily by increased sales volume.

     Selling  Expenses.  Selling expenses  increased to $1,066,000 for the first three  months  of 2005 from  $1,045,00  in the  first  three  months of 2004 but decreased as a  percentage  of sales to 11.5% for the first three months of 2005 from  12.3% for the first  three  months of 2004.  This  increase  is  primarily attributable  to an increase in wages and fringe  benefits of $105,000 due to an increase in headcount,  offset by a reduction in royalty  expense of $64,000 due to reduced sales of royalty related products.

     General and Administrative  Expenses.  General and administrative  expenses increased to $1,653,000  for the first three months of 2005 from  $1,607,000 for the first three months of 2004 but  decreased as a percentage  of sales to 17.8%
for the first  three  months of 2005 from  18.8% for the first  three  months of
2004. The increase in these expenses can be primarily  attributed to an increase in consulting fees of $69,000 related to designing and documenting the Company's internal  control  over  financial  reporting  as required by Section 404 of the
Sarbanes-Oxley Act of 2002.

     Research  and  Development  Expenses.  Research  and  development  expenses remained  at  $411,000  in the first  three  months of 2005 as compared to first three months of 2004.  Research and  development  expenses,  as a percentage  of sales,  decreased  to 4.4% in the  first  three  months of 2005 from 4.8% in the first three months of 2004.

     Operating  Loss.  Operating loss was $603,000 for the first three months of
2005  compared  to  $122,000  for the  first  three  months  of 2004,  primarily attributable to the $603,000 increase in inventory reserves.

     Interest Expense. Interest expense decreased to $193,000 in the first three months of 2005 from $275,000 in the first three months of 2004.  The decrease is the result of lower average borrowing.

Liquidity and Capital Resources

     As of March 31, 2005 and December 31, 2004, the Company's  working  capital was $11,386,000 and $10,603,000,  respectively.  The increase in working capital is attributable primarily to an increase in long term debt of $878,000.

     The Company's  net cash used in operating  activities  for the  three-month period  ended March 31,  2005 was  $184,000,  compared  to net cash  provided by operating  activities for the three-month period ended March 31, 2004, which was
$838,000.  The  decrease is  attributable  primarily  to an increase in accounts receivable of $1,648,000.

     Cash  used in  investing  activities  was  $128,000,  which  was  primarily attributable to capital  expenditures  for new equipment and upgrades to the BDR
Broadband Systems of $125,000.

     Cash  provided by  financing  activities  was  $488,000 for the first three months  of 2005  primarily  comprised  of  $3,640,000  of  borrowings  offset by
$3,152,000 of repayments of debt.

     On March 20, 2002 the Company entered into a credit agreement with Commerce
Bank,  N.A. for a  $19,500,000  credit  facility,  comprised of (i) a $7,000,000 revolving  line of credit  under which  funds may be  borrowed at LIBOR,  plus a margin ranging from 1.75% to 2.50%, in each case depending on the calculation of certain financial  covenants,  with a floor of 5% through March 19, 2003, (ii) a
$9,000,000  term loan which bore interest at a rate of 6.75%  through  September
30, 2002,  and  thereafter  at a fixed rate ranging from 6.50% to 7.25% to reset quarterly depending on the calculation of certain financial covenants, and (iii)
a  $3,500,000  mortgage  loan  bearing  interest at 7.5%.  Borrowings  under the revolving line of credit are limited to certain percentages of eligible accounts receivable  and  inventory,  as  defined  in the  credit  agreement.  The credit facility  is  collateralized  by a  security  interest  in all of the  Company's assets.  The agreement  also contains  restrictions  that require the Company to maintain certain financial ratios as well as restrictions on the payment of cash dividends.  The initial  maturity  date of the line of credit with Commerce Bank was March 20, 2004. The term loan required equal monthly  principal  payments of
$187,000 and matures on April 1, 2006.  The mortgage loan requires equal monthly principal payments of $19,000 and matures on April 1, 2017. The mortgage loan is callable after five years at the lender's option.

     In November, 2003,  the Company's  credit  agreement with Commerce Bank was amended to modify the interest rate and amortization schedule for certain of the loans thereunder, as well as to modify one of the financial covenants. Beginning
November 1, 2003,  the revolving  line of credit bore interest at the prime rate plus 1.5%, with a floor of 5.5%, and the term loan began to accrue interest at a fixed rate of 7.5%.  Beginning  December 1, 2003,  the term loan requires  equal monthly  principal  payments of $193,000  plus  interest with a final payment on
April 1, 2006 of all remaining unpaid principal and interest.

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
2006,  (ii) provide for a interest rate on the  revolving  line of credit of the prime rate plus 2.0%, with a floor of 5.5% (7.75% at March 31, 2005, (iii) waive the applicability of consolidated  pre-tax income for the quarter ended December
31,  2004,  (iv)  suspend  the  applicability  of the cash flow  coverage  ratio covenant until March 31, 2006, and (v) impose a financial covenant requiring the
Company to achieve certain levels of consolidated  pre-tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2005.

     At March 31,  2005,  the  Company  was unable to meet one of its  financial covenants  required  under  its  credit  agreement  with  Commerce  Bank,  which non-compliance was waived by the Bank effective as of such date.

     At  March  31,  2005,  there  was  $3,911,000,  $1,858,000  and  $2,858,000 outstanding  under the revolving  line of credit,  term loan and mortgage  loan, respectively.

     The Company has from time to time  experienced  short-term cash requirement issues.  In 2002, the Company paid  approximately  $1,880,000 in connection with acquiring its majority interest in BDR Broadband and paying off the Seller Notes for BDR Broadband.  In addition,  the Company will incur additional  obligations related to royalties, if any, in connection with its $1,167,000 cash investments during 2003, in NetLinc and BTT. While the Company's  existing  lender agreed to allow the Company to fund both the BDR Broadband obligations and the NetLinc/BTT obligations using its line of credit,  such lender did not agree to increase the maximum amount available under such line of credit. These expenditures,  coupled with the March 2004  amendment to the Company's  credit  agreement with Commerce
Bank described above, and certain near-term funding requirements relating to the purchase  of a large  quantity  of  high-speed  data  products,  will reduce the
Company's  working  capital.  The Company is exploring  various  alternatives to enhance its working  capital,  including  inventory-related  pricing and product reengineering  efforts, as well as seeking alternative  financing.  During 2004,
BDR Broadband had positive cash flow,  which is expected to continue in 2005. As such,  BDR  Broadband  is not  presently  anticipated  to  adversely  impact the
Company's working capital.

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

     In December,  2003, the FASB issued a revision to SFAS No. 132, "Employers'
Disclosures  about Pensions and Other  Postretirement  Benefits." This statement does not change the  measurement or  recognition  aspects for pensions and other post-retirement benefit plans; however, it does revise employers' disclosures to include more information about the plan assets,  obligations to pay benefits and funding  obligations.  SFAS No. 132,  as revised,  is  generally  effective  for financial  statements  with a fiscal year ending after  December  15, 2003.  The
Company has adopted the  required  provisions  of SFAS No. 132, as revised.  The adoption of the required provisions of SFAS No. 132, as revised,  did not have a material effect on the Company's consolidated financial statements.

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

     In March,  2005, the Financial  Accounting  Standards Board ("FASB") issued
FASB interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement
Obligations - An  Interpretation  of FASB  Statement No. 143" ("FIN 47"),  which will result in (a) more consistent  recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations,  and (c) more information about investment in long-lived  assets because  additional asset retirement costs will be recognized as part of the carrying  amounts of the assets.  FIN 47 clarifies  that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for
Asset Retirement  Obligations," refers to a legal obligation to perform an asset retirement  activity  in which  the  timing  and/or  method  of  settlement  are conditional  on a future  event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though  uncertainty  exists about the timing and/or  method of  settlement.
Uncertainty  about the timing and/or method of settlement of a conditional asset retirement  obligation  should be factored into the measurement of the liability when sufficient  information  exists. FIN 47 also clarifies when an entity would have  sufficient  information to reasonably  estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after  December 15, 2005. The Company plans to adopt FIN 47 at the end of its 2005 fiscal year and does not believe that the adoption will have a material impact on its results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  market  risk  inherent  in the  Company's  financial  instruments  and positions represents the potential loss arising from adverse changes in interest rates.  At  March  31,  2005  and 2004 the  principal  amount  of the  Company's aggregate  outstanding variable rate indebtedness was $3,911,000 and $3,531,000, respectively.  A  hypothetical  100 basis point increase in interest rates would have had an annualized  unfavorable impact of approximately $39,000 and $35,000, respectively,  on the  Company's  earnings  and  cash  flows  based  upon  these quarter-end  debt  levels.  At March  31,  2005,  the  Company  did not have any derivative financial instruments.

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

     In  addition,  the Company  reviewed its  internal  control over  financial reporting.  In connection with  conducting its audit of the Company's  financial
statements   for  the  fiscal  year  ended  December  31,  2004,  the  Company's
independent   auditor  uncovered  material   weaknesses  in  certain  accounting
procedures,  including preparation and review of certain account analyses, which led to issues  relating to calculating  inventory  cost, its  calculation of the equity loss in BTT and estimating a valuation reserve for deferred income taxes.
The delay in preparing these  estimates and reviewing such accounts  resulted in fourth quarter  adjustments in inventory,  its calculation of the equity loss in
BTT and deferred income taxes. In March, 2005 the Company implemented procedures to prepare  and review an analysis  of these  accounts  on a quarterly  basis to rectify this  weakness in  accounting  procedures.  During the  Company's  first fiscal  quarter  of 2005,  there  have been no other  changes  in the  Company's internal  control  over  financial  reporting,  to the extent  that  elements of internal  control  over  financial  reporting  are  subsumed  within  disclosure controls and procedures, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

     Exhibits

     The exhibits are listed in the Exhibit Index appearing at page 21 herein.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                              BLONDER TONGUE LABORATORIES, INC.

   Date:  May 16, 2005                        By:      /s/  James A. Luksch
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

3.2       Restated Bylaws of Blonder      Incorporated by reference from Exhibit
          Tongue Laboratories, Inc.       3.2 to S-1 Registration Statement No.
                                          33-98070 originally filed October 12,
                                          1995, as amended.

10.1      Third Amendment to Loan         Filed herewith.
          and Security Agreement
          between Blonder Tongue
          Laboratories, Inc and
          Commerce Bank, N.A., dated
          March 30, 2005.

31.1      Certification of James A.       Filed herewith.
          Luksch pursuant to
          Section 302 of the Sarbanes-
          Oxley Act of 2002.

31.2      Certification of Eric           Filed herewith.
          Skolnik pursuant to
          Section 302 of the
          Sarbanes-Oxley Act of 2002.

32.1      Certification pursuant to       Filed herewith.
          Section 906 of Sarbanes-
          Oxley Act of 2002.

