Form 10-Q
period 2005-06-30
BLONDER TONGUE LABORATORIES INC
filed 2005-08-15
CIK 1000683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005,

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

Yes       No   X

Number of shares of common stock, par value $.001,  outstanding as of August 12,
2005: 8,015,406.

                      The Exhibit Index appears on page 22.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                  (unaudited)
                                                     June 30,       December 31,
                                                      2005              2004

               Assets (Note 5)
 Current assets:
      Cash..........................................        $25              $70
      Accounts receivable, net of allowance for
          doubtfulaccounts of $520 and $607
          respectively..............................      6,013            3,693
      Inventories (Note 4)..........................      9,169           10,309
      Income tax receivable.........................        330              320
      Prepaid and other current assets..............        587              654
      Deferred income taxes ........................        960              960
                                                         ----------   ----------
          Total current assets......................     17,084           16,006
 Inventories, non-current (net) (Note 4)............      8,135            8,968
 Property, plant and equipment, net of accumulated
     depreciation and amortization .................      6,058            6,214
 Patents, net ......................................      2,051            2,240
 Rights-of-Entry, net (Note 6)......................        850              977
 Other assets, net..................................      1,129              925
 Investment in Blonder Tongue Telephone LLC (Note 6)      1,239            1,430
 Deferred income taxes .............................      1,396            1,396
                                                         ----------   ----------
                                                        $37,942          $38,156
                                                        ===========   ==========
                  Liabilities and Stockholders' Equity
 Current liabilities:
      Current portion of long-term debt (Note 5)..       $6,186           $2,683
      Accounts payable............................        2,023            1,497
      Accrued compensation........................          837              639
      Accrued benefit liability...................          314              314
      Other accrued expenses (Note 8).............          513              270
                                                         ----------    ---------
          Total current liabilities...............        9,873            5,403
                                                         ----------    ---------
 Long-term debt (Note 5)..........................        2,677            5,830
 Commitments and contingencies....................            -                -
 Stockholders' equity:
      Preferred stock, $.001 par value; authorized
          5,000 shares; no shares outstanding.....            -                -
      Common stock, $.001 par value; authorized 25,000
          shares, 8,445 shares Issue..............            8                8
      Paid-in capital.............................       24,202           24,202
      Retained earnings...........................        7,534            9,065
      Accumulated other comprehensive loss........         (897)            (897)
      Treasury stock, at cost, 449 shares.........       (5,455)          (5,455)
                                                        ----------     ---------
          Total stockholders' equity.............        25,392           26,923
                                                        ----------     ---------
                                                        $37,942          $38,156
                                                       ============    =========
          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                              2005            2004          2005           2004
                          -----------      ----------- -------------    --------
Net sales................  $ 9,408          $10,917       $18,677        $19,446
Cost of goods sold.......    6,549            7,837        13,291         13,425
                           --------         --------      --------       -------
   Gross profit (Note 7).    2,859            3,080         5,386          6,021
                           --------         ---------      -------       -------
Operating expenses:
   Selling...............    1,124            1,093         2,190          2,138
   General and
     administrative          1,681            1,349         3,334          2,956
   Research and development.   395              391           806            802
                           --------          ---------     --------       ------
                             3,200            2,833         6,330          5,896
                           --------          ---------     --------       ------
Earnings (loss)from
    operations                (341)             247          (944)           125
                           --------          ---------     --------       ------
 Other Expense:
   Interest expense
     (net)...............     (203)            (223)         (396)          (498)
   Interest Income (Note 7).    --              212            --            212
   Equity in loss of Blonder
       Tongue Telephone, LLC...(97)              --          (191)            --
                              ------          ---------     --------      ------
                              (300)             (11)         (587)          (286)
                              ------          ---------     --------      ------
Earnings (loss) before
   income taxes.........      (641)             236        (1,531)          (161)
Provision (benefit)
   for income taxes ....        --               --            --             --
                              ------          ---------     --------      ------
Net (loss) earnings ......... (641)           $ 236        (1,531)        $ (161)
                              ======          =========     ========      ======
Basic earnings(loss) per
    share                  $ (0.08)           $ 0.03        (0.19)        $(0.02)
                             =======          =========     ========      ======
Basic weighted average
    shares outstanding...    8,015             8,002        8,015          7,999
                             -------          ---------     --------      ------
Diluted earnings (loss)
    per share..            $ (0.08)           $ 0.03        (0.19)        $(0.02)
                             =======          ==========    ========      ======

Diluted weighted average
    shares outstanding.      8,015             8,026        8,015          7,999
                             =======          ===========   ========      ======

          See accompanying notes to consolidated financial statements.

          BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                       Six Months Ended June 30,
                                                      --------------------------
                                                        2005                2004
                                                       ----------      ---------
 Cash Flows From Operating Activities:
   Net loss.........................................    $(1,531)        $  (161)
   Adjustments to reconcile net (loss) to cash
     provided by (used in) operating activities:
     Depreciation...................................        504             508
     Amortization ..................................        319             418
    Provision for inventory reserves................        879             300
     Equity in loss of Blonder Tongue Telephone, LLC        191              --
  Changes in operating assets and liabilities:
     Accounts receivable............................     (2,320)           (686)
     Inventories....................................      1,094             407
     Prepaid and other current assets...............         67            (220)
     Other assets...................................       (204)              6
     Income taxes...................................        (10)            361
     Accounts payable, accrued compensation
     and other accrued expenses.                            967            (595)
                                                         ------------     ------
       Net cash provided by (used in) operating
          activities.............                           (44)            338
                                                         ------------     ------
Cash Flows From Investing Activities:
   Capital expenditures..................................  (348)           (127)
   Acquisition of rights-of-entry........................    (3)             --
   Collection of note receivable.........................    --             826
                                                         ------------     ------
   Net cash provided by (used in) investing
       activities.....................                      (351)           699
                                                         ------------    -------
 Cash Flows From Financing Activities:
   Borrowings of long-term debt........................... 7,170          6,660
   Repayments of long-term debt...........................(6,820)        (7,674)
   Proceeds from exercise of stock options................    --             20
                                                         ------------    -------
  Net cash provided by (used in) financing activities....    350           (994)
                                                         ------------    -------
   Net increase (decrease) in cash.......................    (45)            43
                                                         ------------    -------
 Cash, beginning of period...............................     70            195
                                                         ------------    -------
 Cash, end of period..................................... $   25         $  238
                                                          ===========   ========
Supplemental Cash Flow Information:
   Cash paid for interest.................................$  339         $  471
   Cash paid for income taxes.............................$   --         $   --

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
and  subsidiaries  (including  BDR  Broadband,  LLC).  Significant  intercompany accounts and transactions have been eliminated in consolidation.

     The  Company's  investment  in Blonder  Tongue  Telephone,  LLC ("BTT") and
NetLinc  Communications,  LLC ("NetLinc") are accounted for on the equity method since  the  Company  does not have  control  over  these  entities.  Information relating to the Company's  rights and obligations with regard to BTT and NetLinc are  summarized  in Note 1(a) to the  Company's  Form  10-K for the year ended
December 31, 2004.

     The  results  for the  second  quarter  and  six  months  of  2005  are not necessarily  indicative  of the results to be expected  for the full fiscal year and have not been  audited.  In the  opinion  of  management,  the  accompanying unaudited consolidated financial statements contain all adjustments,  consisting primarily of normal  recurring  accruals,  necessary for a fair statement of the results of  operations  for the period  presented and the  consolidated  balance sheet at June 30, 2005. Certain  information and footnote  disclosures  normally included in financial  statements prepared in accordance with generally accepted accounting  principles have been condensed or omitted  pursuant to the SEC rules and regulations.  These financial  statements should be read in conjunction with the financial  statements  and notes thereto that were included in the Company's latest annual report on Form 10-K for the year ended December 31, 2004.

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
expected  lives of 9.5 years,  no dividend  yield,  volatility at 73%, risk free interest  rate of 3.2% for 2005.  No options were granted  during the six months ended June 30, 2004 and the three months ended June 30, 2005.

     Under  accounting  provisions  of FAS 123, the Company's net loss to common shareholders  and net loss per common share would have been  adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                              2005          2004           2005           2004
                          ------------   -----------    ----------   -----------
  Net earnings (loss) as
    reported ..............  $ (641)        $236         $(1,531)         $ (161)
Adjustment for fair value
    of stock options....        160           47             319              94
                            ----------     ---------    -----------    ---------
     Pro forma.........      $ (801)        $189         $(1,850)         $ (255)
                            ===========    =========    ===========    =========
 Net (earnings) loss per
  share basic anddiluted:
     As reported............ $(0.08)       $0.03         $ (0.19)         $(0.02)
                            ===========    =========    ===========   ==========
     Pro forma............   $(0.10)       $0.02         $ (0.23)         $(0.03)
                            ===========    =========    ===========   ==========

Note 4 - Inventories

         Inventories net of reserves are summarized as follows:

                                                  June 30,         Dec. 31,
                                                    2005             2004
                                              ---------------   -------------
 Raw Materials................................    $10,499           $11,308
 Work in process..............................      1,816             1,698
 Finished Goods...............................     10,212            10,615
                                               ---------------   -------------
                                                   22,527            23,621
 Less current inventory.......................     (9,169)          (10,309)
                                               ---------------   -------------
                                                   13,358            13,312
 Less Reserve primarily for excess inventory..     (5,223)           (4,344)
                                               ---------------   -------------
                                                   $8,135            $8,968
                                               ===============   =============

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
2006,  (ii) provide for a interest rate on the  revolving  line of credit of the prime rate plus 2.0%, with a floor of 5.5% (8.0% at June 30, 2005),  (iii) waive the applicability of consolidated  pre-tax income for the quarter ended December
31,  2004,  (iv)  suspend  the  applicability  of the cash flow  coverage  ratio covenant until March 31, 2006, and (v) impose a financial covenant requiring the
Company to achieve certain levels of consolidated  pre-tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2005.

     At March 31,  2005 and June 30,  2005,  the  Company was unable to meet its quarterly  consolidated  pre-tax  income  covenant  required  under  its  credit agreement  with  Commerce  Bank,  which  non-compliance  was  waived by the Bank effective as of such dates. The Company has continued to treat amounts due under the credit  agreement  beyond one year as non-current as it believed at the time of each such  analysis  that it was  probable  that the  Company  would meet the future quarterly  consolidated  pre-tax income covenant for the remainder of the agreement comprising of the remaining 2005 fiscal quarters. The Company's belief that it was probable that it would be in compliance with such covenant was based upon  its  projected  consolidated  pre-tax  income  for  such  quarters,  which projection includes an analysis of, among other things, order input, outstanding sales quotations and backlog.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

Note 6 - Cable Systems and Telephone Products (Subscribers and passings in whole numbers)

     During June, 2002, the Company formed a venture with Priority Systems,  LLC and  Paradigm  Capital  Investments,  LLC  for  the  purpose  of  acquiring  the rights-of-entry  for certain  multiple  dwelling unit ("MDU")  cable  television systems (the "Systems") owned by affiliates of Verizon Communications,  Inc. The venture entity,  BDR Broadband,  LLC ("BDR  Broadband"),  90% of the outstanding capital stock of which is owned by the Company,  acquired the Systems, which are comprised of approximately  2,920 existing MDU cable television  subscribers and approximately  6,969 passings.  BDR Broadband paid approximately  $1,880 for the
Systems, subject to adjustment,  which constitutes a purchase price of $.575 per subscriber.  The final closing date for the  transaction was on October 1, 2002.
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
Under the  agreement,  the  director  provides  consulting  services  on various operational and financial  issues and as of June 30, 2005, was paid at an annual rate of $152 but in no event is such annual rate  permitted to exceed $200.  The director also agreed to keep all Company  information  confidential and will not compete  directly or  indirectly  with the Company for the term of the agreement and for a period of two years  thereafter.  The initial  term of this  agreement expired on December 31, 2004 and automatically  renews thereafter for successive one-year  terms  (subject to  termination  at the end of the initial term or any renewal term on at least 90 days' notice). This agreement  automatically renewed for a one-year extension until December 31, 2005.

     As of June 30,  2005,  the Chief  Executive  Officer  was  indebted  to the
Company in the amount of $190,  for which no  interest  has been  charged.  This indebtedness  arose  from a series  of cash  advances,  the  latest of which was advanced in February  2002 and is included in other  assets at June 30, 2005 and
December 31, 2004.

     The President of the Company lent the Company 100% of the purchase price of certain  used-equipment  inventory  purchased by the Company in October  through
November of 2003.  The  inventory  was  purchased at a  substantial  discount to market  price.  While the  aggregate  cost to purchase all of the  inventory was approximately  $950,  the  maximum  amount of  indebtedness  outstanding  to the
President at any one time during 2004 was $675.  The Company repaid this loan in full in July, 2004. The President made the loan to the Company on a non-recourse basis,  secured solely by a security interest in the inventory  purchased by the
Company  and  the  proceeds  resulting  from  the  sale  of  the  inventory.  In consideration for the extension of credit on a non-recourse basis, the President received  from the  Company  interest on the  outstanding  balance at the margin interest  rate he incurred for  borrowing the funds from his lenders plus 25% of the gross profit  derived from the Company's  resale of such  inventory.  During
2004,  interest  on the loan paid to the  President  was $12. In  addition,  the
President was paid $33,  representing  an advance  payment  against his share of gross  profit  derived  from the resale of such  equipment,  the final amount of which will be determined as of December 31, 2005. In April,  2004, the President
of the Company acquired $75 of used equipment inventory,  which was subsequently sold by him to the Company on a  consignment  basis.  Payment by the Company for the goods becomes due upon the sale thereof by the Company and collection of the accounts receivable generated by such sales. In connection with the transaction, the  Company  agreed to pay the  President  cost  plus 25% of the  gross  profit derived  from  the  sale of such  inventory.  At June 30,  2005,  the  aggregate remaining  outstanding  balance  due to  the  President  from  the  sale  of the consigned goods was approximately $4 and was included in other accrued expenses.

     In March,  2003, the Company entered into a series of agreements,  pursuant to which the Company acquired a 20% minority interest in NetLinc Communications,
LLC ("NetLinc")  and a 35% minority  interest in Blonder Tongue  Telephone,  LLC
("BTT").  During  September,  2003, the parties  restructured the terms of their business  arrangement,  which  included  increasing  Blonder  Tongue's  economic ownership  in  NetLinc  from 20% to 50% and in BTT  from  35% to 50%,  all at no

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

additional cost to Blonder Tongue. The cash portion of the purchase price in the venture was decreased from $3,500 to $1,167, and was paid in full by the Company to BTT in October,  2003. As the non-cash  component of the purchase price,  the
Company issued 500 shares of its common stock to BTT,  resulting in BTT becoming the owner of greater than 5% of the outstanding common stock of the Company. The
Company  will  receive  preferential  distributions  equal  to the  $1,167  cash component  of the  purchase  price from the cash flows of BTT.  One-half of such common  stock (250  shares)  has been  pledged to the Company as  collateral  to secure BTT's obligation.  Under the restructured  arrangement,  the Company pays certain future royalties to NetLinc and BTT upon the sale of telephony products.
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

     During June, 2002, the Company formed a venture with Priority Systems,  LLC and  Paradigm  Capital  Investments,  LLC  for  the  purpose  of  acquiring  the rights-of-entry for certain multiple dwelling unit cable television systems (the
"Systems")  owned by  affiliates  of Verizon  Communications,  Inc.  The venture entity, BDR Broadband, 90% of the outstanding capital stock of which is owned by the Company,  acquired the Systems,  which are comprised of approximately  2,920 existing MDU cable television  subscribers and approximately 6,969 passings. BDR
Broadband paid approximately  $1,880,000 for the Systems, subject to adjustment, which  constitutes a purchase  price of $575 per  subscriber.  The final closing date for the  transaction  was on October 1, 2002.  The  Systems  were cash flow positive  beginning in the first year.  To date,  the Systems have been upgraded with approximately  $1,348,000 of interdiction and other products of the Company and,  during  2004,  two of the Systems  located  outside  the region  where the remaining Systems are located, were sold. It is planned that the Systems will be upgraded  with  approximately  $400,000  of  additional  interdiction  and other products of the Company over the course of  operation.  During July,  2003,  the
Company  purchased  the 10% interest in BDR Broadband  that had been  originally owned by Paradigm Capital  Investments,  LLC, for an aggregate purchase price of
$35,000,  resulting in an increase in the Company's  stake in BDR Broadband from
80% to 90%.

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
The  Company  also  believes  that  opportunities  currently  exist  to  acquire
additional   rights-of-entry   for  multiple  dwelling  unit  cable  television,
high-speed data and/or telephony systems. The Company is seeking  opportunities, although  there  is  no  assurance  that  the  Company  will  be  successful  in consummating any  transactions.  In addition,  the Company may need financing to acquire the  additional  rights-of-entry,  and financing may not be available on acceptable terms or at all.

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

     In addition to receiving  incremental  revenues  associated with its direct sales  of  the  telephony  products,  the  Company  also  anticipates  receiving additional revenues from telephony services provided by or through contracts for such services  obtained by BDR  Broadband,  BTT (through the Company's 50% stake therein) as well as through joint ventures with third parties.  While the events related to the  restructuring  resulted in a delay in the Company's  anticipated revenue stream from the sale of telephony  products,  the Company  believes that these  revised  terms are  beneficial  and will result in the  Company  enjoying
higher  gross  margins  on  telephony   equipment  unit  sales  as  well  as  an
incrementally  higher proportion of telephony service revenues.  It has been the
Company's  experience during the past year that the time frame from introduction
of  a  telephony   service   opportunity  to   consummation  of  the  associated
right-of-entry  agreement,  is longer than the time frame  relating to obtaining rights-of-entry  for the provision of video and high-speed  data services.  This protracted  time  frame has had an  adverse  impact on the  growth of  telephony system  revenues.  Material  incremental  revenues  associated  with the sale of telephony  products are not presently  anticipated to be received until at least fiscal year 2006.

Results of Operations

Second three months of 2005 Compared with second three months of 2004.

     Net Sales. Net sales decreased  $1,509,000,  or 13.8%, to $9,408,000 in the second three months of 2005 from $10,917,000 in the second three months of 2004.
The decrease in sales is primarily attributed to lower head end sales. Net sales included  approximately  $4,835,000 and $5,522,000 of headend  equipment for the second  three months of 2005 and 2004,  respectively.  Included in net sales are revenues from BDR Broadband of $452,000 and $393,000 for the second three months of 2005 and 2004, respectively.

     Cost of Goods Sold.  Cost of goods sold  decreased  to  $6,549,000  for the second three months of 2005 from  $7,837,000 for the second three months of 2004 and  decreased as a percentage  of sales to 69.6% from 71.8%.  The decrease as a percentage  of sales was caused  primarily  by a higher  portion of sales in the period being comprised of higher margin products.

     Selling Expenses.  Selling expenses  increased to $1,124,000 for the second three  months of 2005 from  $1,093,000  in the second  three  months of 2004 and increased as a percentage  of sales to 12.0% for the second three months of 2005 from  10.0% for the  second  three  months of 2004.  The  $31,000  increase  was primarily  due to an increase in salaries and fringe  benefits of $84,000 due to an increase in headcount, offset by a decrease of $59,000 in royalty expenses.

     General and Administrative  Expenses.  General and administrative  expenses increased to $1,681,000 for the second three months of 2005 from  $1,349,000 for the second three months of 2004 and  increased as a percentage of sales to 17.9%
for the second  three  months of 2005 from 12.4% for the second  three months of
2004.  The  $332,000  increase  was  primarily  attributed  to  an  increase  in professional fees of $214,000 relating to BTT.

     Research  and  Development  Expenses.  Research  and  development  expenses increased to $395,000 in the second  three  months of 2005 from  $391,000 in the second  three  months  of 2004,  primarily  due to an  increase  in  maintenance expenses of $5,000. Research and development expenses, as a percentage of sales, increased  to 4.2% in the  second  three  months of 2005 from 3.6% in the second three months of 2004.

     Operating  Income  (Loss).  Operating loss of $341,000 for the second three months of 2005  represents a decrease from operating  income of $247,000 for the second three months of 2004. Operating income as a percentage of sales decreased to (3.6)% in the  second  three  months  of 2005 from 2.3% in the  second  three months of 2004.

     Other Expense.  Interest expense  decreased to $203,000 in the second three months of 2005 from $223,000 in the second three months of 2004. The decrease is the result of lower average borrowing.  Interest income decreased to zero in the second three  months of 2005  compared to $212,000 in the second three months of
2004 primarily due to the  recognition of $136,000 of interest  income on a note receivable (see footnote 7 in the notes to the Company's unaudited  consolidated financial statements contained in this Form 10-Q).

     Income Taxes. The provision for income taxes for the second three months of
2005 and 2004 was zero. As a result of the Company's  continuing  losses, a 100%
valuation  allowance  has been  recorded  on the 2005 and 2004  increase  in the deferred tax benefit.

First six months of 2005 Compared with first six months of 2004

     Net Sales.  Net sales  decreased  $769,000,  or 4.0%, to $18,677,000 in the first six months of 2005 from  $19,446,000  in the first six months of 2004. The decrease in sales is  primarily  attributed  to the  recognition  of $745,000 of sales from the note receivable in the first six months of 2004.  Included in net sales are revenues from BDR Broadband of $869,000 and $739,000 for the first six months of 2005 and 2004, respectively.

     Cost of Goods Sold.  Cost of goods sold  decreased to  $13,291,000  for the first six months of 2005 from  $13,425,000 for the first six months of 2004, and decreased  as a  percentage  of sales to 71.2% from  69.0%.  The  decrease  as a percentage  of sales was caused  primarily  by an  increase  in the  reserve for excess  inventory  of  $879,000  in the first six  months  of 2005  compared  to
$300,000 for the first six months of 2004. The increase in the inventory reserve is due to increased reserves for raw material components.

     Selling Expenses. Selling expenses increased to $2,190,000 in the first six months of 2005 from $2,138,000 in the first six months of 2004, and increased as a  percentage  of sales to 11.7% for the first six months of 2005 from 11.0% for the first six months of 2004. This $52,000 increase is primarily attributable to an  increase  in wages and fringe  benefits  of  $189,000  due to an increase in headcount  offset by a decrease of $123,000 in royalty expense for the first six months of 2005.

     General and Administrative  Expenses.  General and administrative  expenses increased to $3,334,000 for the first six months of 2005 from $2,956,000 for the first six months of 2004 and increased as a percentage of sales to 17.9% for the first  six  months of 2005 from  15.2%  for the  first six  months of 2004.  The
$378,000  increase can be primarily  attributed  to an increase in  professional fees of $214,000 relating to BTT.

     Research  and  Development  Expenses.  Research  and  development  expenses increased to $806,000 in the first six months of 2005 from $802,000 in the first six months of 2004.  This  increase was  primarily  due to a $5,000  increase in maintenance  expense.  Research and  development  expenses,  as a percentage  of sales,  increased to 4.3% in the first six months of 2005 from 4.1% in the first six months of 2003.

     Operating  (Loss)  Income.  Operating  loss was  $944,000 for the first six months of 2005 compared to income of $125,000 for the first six months of 2004.

     Other  Expense.  Interest  expense  decreased  to $396,000 in the first six months of 2005 from  $498,000 in the first six months of 2004.  The  decrease is the result of lower average borrowing.  Interest income decreased to zero in the first six months of 2005  compared to $212,000  for the first six months of 2004 primarily  due to the  recognition  of $136,000  of interest  income on the note receivable described above.

     Income Taxes. The benefit for income taxes for the first six months of 2005 and 2004 was zero.  The benefit for the current  year loss has been subject to a valuation  allowance  since the  realization  of the deferred tax benefit is not considered more likely than not.

Liquidity and Capital Resources

     As of June 30, 2005 and December 31, 2004,  the Company's  working  capital was $7,211,000 and $10,603,000, respectively. The decrease in working capital is attributable  primarily  to an  increase  in the  current  portion  of  debt  of
$4,461,000  due to the  reclassification  of the  revolving  line of  credit  to current at June 30, 2005.

     The  Company's  net cash used in  operating  activities  for the  six-month period  ended  June 30,  2005 was  $44,000,  compared  to net cash  provided  by operating  activities  for the six-month  period ended June 30, 2004,  which was
$338,000.  The  decrease is  attributable  primarily  to an increase in accounts receivable of $2,320,000 offset by a decrease in inventories of $1,094,000.

     Cash  used in  investing  activities  was  $351,000,  which  was  primarily attributable to capital  expenditures  for new equipment and upgrades to the BDR
Broadband Systems of $348,000.

     Cash provided by financing activities was $350,000 for the first six months of 2005 primarily  comprised of $7,170,000 of borrowings offset by $6,820,000 of repayments of debt.

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

     In March,  2005,  the  Company's  credit  agreement  with Commerce Bank was amended  to (i)  extend  the  maturity  date of the line of credit  until  April
1,2006,  (ii) provide for a interest rate on the revolving line of credit of the prime rate plus 2.0%, with a floor of 5.5% (8.0% at June 30, 2005),  (iii) waive the applicability of consolidated  pre-tax income for the quarter ended December
31,  2004,  (iv)  suspend  the  applicability  of the cash flow  coverage  ratio covenant until March 31, 2006, and (v) impose a financial covenant requiring the
Company to achieve certain levels of consolidated  pre-tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2005.

     At March 31, 2005 and June 30, 2005,  the Company was unable to meet one of its financial  covenants required under its credit agreement with Commerce Bank, which  non-compliance  was waived by the Bank  effective  as of such  date.  See footnote  5 in the  notes  to the  Company's  unaudited  consolidated  financial statements  contained  in this  Form  10-Q for more  information  regarding  the non-compliance at March 31, 2005 and June 30, 2005 and the accounting  treatment of portions of the debt under the credit agreement as non-current.

     At  June  30,  2005,  there  was  $4,461,000,   $1,280,000  and  $2,761,000
outstanding  under the revolving  line of credit,  term loan and mortgage  loan, respectively.

     The Company has from time to time  experienced  short-term cash requirement issues.  In 2002, the Company paid  approximately  $1,880,000 in connection with acquiring its majority interest in BDR Broadband and paying off the Seller Notes for BDR Broadband.  In addition,  the Company will incur additional  obligations related to royalties, if any, in connection with its $1,167,000 cash investments during 2003, in NetLinc and BTT. While the Company's  existing  lender agreed to allow the Company to fund both the BDR Broadband obligations and the NetLinc/BTT obligations using its line of credit,  such lender did not agree to increase the maximum amount available under such line of credit. These expenditures,  coupled with the March 2004  amendment to the Company's  credit  agreement with Commerce
Bank described above, have reduced the Company's working capital. The Company is exploring  various  alternatives  to  enhance  its  working  capital,  including inventory-related  pricing and product reengineering efforts, as well as seeking alternative financing.  During 2004, BDR Broadband had positive cash flow, which has continued in 2005. As such,  BDR Broadband is not presently  anticipated  to adversely impact the Company's working capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  market  risk  inherent  in the  Company's  financial  instruments  and positions represents the potential loss arising from adverse changes in interest rates. At June 30, 2005 and 2004 the principal amount of the Company's aggregate
outstanding   variable  rate   indebtedness   was  $4,461,000  and   $4,926,000,
respectively.  A  hypothetical  100 basis point increase in interest rates would have had an annualized  unfavorable impact of approximately $45,000 and $49,000, respectively,  on the  Company's  earnings  and  cash  flows  based  upon  these quarter-end  debt  levels.  At June  30,  2005,  the  Company  did not  have any derivative financial instruments.

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

     There have been no changes in the Company's internal control over financial reporting,  to the extent  that  elements  of internal  control  over  financial reporting are subsumed  within  disclosure  controls and  procedures,  that have materially  affected,  or  are  reasonably  likely  to  materially  affect,  the
Company's internal control over financial reporting.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders  (the "Meeting") on May
24, 2005. The Company solicited  proxies in connection with the Meeting.  At the record date of the Meeting (March 31, 2005),  there were 7,566,881 shares of the
Company's common stock  outstanding and entitled to vote. The following were the matters voted upon at the Meeting:

     1.  Election of  Directors.  The  following  directors  were elected at the
Meeting:  John E. Dwight,  Robert E. Heaton and James A.  Luksch.  The number of votes cast for and withheld from each director are as follows:

  DIRECTORS                          FOR                        WITHHELD
  John E. Dwight                     6,120,435                  322,436
  Robert E. Heaton                   6,160,676                  282,195
  James A. Luksch                    6,134,535                  308,336

Robert B. Mayer,  James F.  Williams,  Robert J.  Palle,  Jr.,  Gary  Scharmett,
Stephen K.  Necessary and James H.  Williams,  continued as directors  after the meeting.

     2. Approval of the 2005 Employee Equity  Incentive Plan. The Company's 2005
Employee Equity  Incentive Plan was approved by the following vote of the common stock:

         FOR                      AGAINST                    ABSTAIN
     3,676,654                   995,408                     8,050

     3. Approval of the 2005 Director Equity  Incentive Plan. The Company's 2005
Director Equity  Incentive Plan was approved by the following vote of the common stock:

         FOR                      AGAINST                    ABSTAIN
     3,666,704                  1,006,808                    6,600

     4.  Ratification of Auditors.  The  appointment of BDO Seidman,  LLP as the
Company's  independent  registered  public accountant for the fiscal year ending
December 31, 2005 was ratified by the following vote of common stock:

         FOR                      AGAINST                    ABSTAIN
     6,388,691                    43,080                     11,100

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         Exhibits

     The exhibits are listed in the Exhibit Index appearing at page 22 herein.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                               BLONDER TONGUE LABORATORIES, INC.

         Date:  August 15, 2005        By:    /s/  James A. Luksch
                                              James A. Luksch
                                              Chief Executive Officer

                                       By:     /s/  Eric Skolnik
                                               Eric Skolnik
                                               Senior Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit #      Description                          Location

3.1     Restated Certificate of       Incorporated by reference from Exhibit 3.1
        Incorporation of Blonder      to S-1 Registration Statement No. 33-98070
        Tongue Laboratories, Inc.     originally filed October 12,1995, as amended.

3.2     Restated Bylaws of Blonder    Incorporated by reference from Exhibit
        Tongue Laboratories, Inc.     3.2 to S-1 Registration Statement No.
                                      33-98070 originally filed October 12,
                                      1995, as amended.

10.1    Blonder Tongue Laboratories,  Incorporated by reference from Appendix A
        Inc. 2005 Employee Equity     to the Company's Definitive Proxy
        Incentive Plan.               Statement for its 2005 Annual Meeting of
                                      Stockholders held on May 24, 2005.

10.2    Blonder Tongue Laboratories,  Incorporated by reference from Appendix B
        Inc. 2005 Director Equity     to the Company's Definitive Proxy
        Incentive Plan.               Statement for its 2005 Annual Meeting of
                                      Stockholders held on May 24, 2005.

10.3    Form of Option Agreement for  Filed herewith.
        2005 Employee Equity
        Incentive Plan.

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