Form 10-K/A
period 2004-12-31
BLONDER TONGUE LABORATORIES INC
filed 2005-09-02
CIK 1000683

FORM 10-K/A
AMENDMENT NO. 1

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

Explanatory Note

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 (this “Form 10-K/A”) to include as Exhibit 99.1 certain audited financial information required under the Securities and Exchange Commission's (“SEC”) rules, related to Blonder Tongue Telephone, LLC ("BTT"), of which the Company owns a 50% economic interest (“BTT Financial Statements”). The Company has also expanded or revised certain disclosures in response to comments received from the SEC after its periodic review of the Company’s Form 10-K for the fiscal year ended December 31, 2004. These changes consist primarily of expanded disclosure in (i) Management’s Discussion and Analysis of Financial Condition and Results of Operations related to the inventory reserve and bad debt expense, and (ii) Notes 1 and 13 to the Company’s Financial Statements related to the Company’s interest in BTT, NetLinc Communications, LLC and BDR Broadband, LLC, along with the Company’s accounting policy for royalty and license fees, and (iii) Note 4 to the Company's Financial Statements related to the Company's classification of certain debt under its credit agreement as non-current.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the following Items of the Company’s Form 10-K for the fiscal year ended December 31, 2004 are being amended in their entirety: Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8 - Financial Statements and Supplementary Data; and Item 15 - Exhibits and Financial Statement Schedules. In particular, the Company has included as exhibits to this Form 10-K/A the audited financial statements of BTT as Exhibit 99.1 and new certifications of its principal executive officer and principal financial officer as Exhibits 31.1, 31.2 and 32.1.

The remaining Items contained within this Form 10-K/A consist of all other Items originally contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in the form filed on April 15, 2005. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in any way other than as described above.

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

• Test Productsused for measuring signals in the Headend and Distribution. Among the products offered by the Company in this category are analog and digital Spectrum Analyzers, QPSK Analyzers, and hand held Palm Analyzers. While the Company expects to continue selling test products to meet the needs of customers, the Company does not anticipate that these products will contribute significantly to the Company’s revenues.

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

Cost of Goods Sold. Cost of goods sold increased to $26,631,000 for 2004 from $25,948,000 for 2003 but decreased as a percentage of sales to 67.9% from 73.2%. The decrease as a percentage of sales is primarily attributable to a smaller increase in the inventory reserve of $872,000 in 2004 as compared to an increase in inventory reserve of $1,576,000 in 2003, as well as a higher portion of sales during 2004 being comprised of higher margin products. The increase in the inventory reserve during 2004 was primarily the result of an increase in the reserve of microwave products of $753,000.

Selling Expenses. Selling expenses increased to $4,169,000 for 2004 from $3,714,000 in 2003 and increased as a percentage of sales to 10.6% for 2004 from 10.5% for 2003. This $455,000 increase is primarily attributable to an increase in salaries and fringe benefits of $433,000 due to an increase in head count.

General and Administrative Expenses. General and administrative expenses decreased to $6,100,000 for 2004 from $6,123,000 for 2003 and decreased as a percentage of sales to 15.5% for 2004 from 17.3% for 2003. The $23,000 decrease can be primarily attributed to an increase of $203,000 in legal fees and an increase of $107,000 in operating expenses related to BDR Broadband, offset by a decrease in bad debt expense of $253,000. Bad debt expense decreased due to accounts previously reserved for in 2003 being written off in 2004, resulting in better aging of the accounts receivable in 2004.

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

Cost of Goods Sold. Cost of goods sold decreased to $25,948,000 for 2003 from $34,718,000 for 2002 and decreased as a percentage of sales to 73.2% from 73.9%. The decrease as a percentage of sales is primarily attributable to a higher portion of sales during 2003 being comprised of higher margin products, offset by an increase in the inventory reserve of $1,576,000 in 2003 as compared to an increase in inventory reserve of $500,000 in 2002. The change in the inventory reserve during 2003 was primarily the result of an increase of $480,000 in items identified as 100% obsolete as well as providing a reserve of $500,000 for raw materials where usage was not expected to continue at its current rate.

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

General and Administrative Expenses. General and administrative expenses increased to $6,123,000 for 2003 from $4,991,000 for 2002 and increased as a percentage of sales to 17.3% for 2003 from 10.6% for 2002. The $1,132,000 increase can be primarily attributed to an increase of $180,000 in bad debt expense and an increase of $1,000,000 in operating expenses related to BDR Broadband, offset by a decrease in salaries and fringe benefits of $176,000 due to a reduction in head count. Bad debt expense increased during 2003 primarily due to taking a reserve on two accounts that filed for protection under Chapter 11 of the United States Bankruptcy Code.

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

At December 31, 2004, the Company was unable to meet one of its financial covenants required under its credit agreement with Commerce Bank, which non-compliance was waived by the Bank effective as of such date.  See footnote 4 in the notes to the Company’s audited consolidated financial statements contained in this Form 10-K/A for more information regarding the non-compliance at December 31, 2004 and the accounting treatment of portions of the debt under the credit agreement as non-current.

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

The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes for finished goods, historical and projected usage of raw materials, and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. During 2004 and 2003, the Company recorded an increase to its reserve of $872,000 and $1,576,000 respectively. The increase in the inventory reserve during 2004 was primarily the result of an increase in the reserve of microwave products of $753,000. The increase in the inventory reserve during 2003 was primarily the result of an increase of $480,000 in items identified as 100% obsolete as well as providing a reserve of $500,000 for raw materials where usage was not expected to continue at its current rate.  The Company believes reserves are adequate and inventories are reflected at net realizable value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the consolidated financial statements and notes thereto of the Company, which are attached hereto beginning on page 34.

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

ITEM 11. EXECUTIVE COMPENSATION

Information about director and executive compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation,”“Executive Compensation,”“Report of Compensation Committee on Executive Compensation Policies” and “Comparative Stock Performance” in the Company’s proxy statement for its 2005 Annual Meeting of Stockholders.

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

(b) Index to Exhibits:

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.2 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.1	Consulting Agreement, dated January 1, 1995, between Blonder Tongue Laboratories, Inc. and James H. Williams.	Incorporated by reference from Exhibit 10.3 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.2	1994 Incentive Stock Option Plan.	Incorporated by reference from Exhibit 10.5 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.3	1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.4	First Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 10.5(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

10.5	Second Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.3 to S-8 Registration Statement No. 333-52519 originally filed on May 13, 1998.

10.6	Third Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.4 to S-8 Registration Statement No. 333-37670, originally filed May 23, 2000.

10.7	Fourth Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.5 to S-8 Registration Statement No. 33-96993, originally filed July 24, 2002.

Exhibit #	Description	Location

10.8	Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Appendix B to Registrant’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed March 27, 1998.

10.9	First Amendment to the Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-111367, originally filed on December 19, 2003.

10.10	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.10 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.11	VideoCipher® IICM Commercial Descrambler Module Master Purchase and License Agreement, dated August 23, 1990, between Blonder Tongue Laboratories, Inc. and Cable/Home Communication Corp.	Incorporated by reference from Exhibit 10.11 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

†10.12	Patent License Agreement, dated August 21, 1995, between Blonder Tongue Laboratories, Inc. and Philips Electronics North America Corporation.	Incorporated by reference from Exhibit 10.12 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

†10.13	Interdiction Technology License Agreement, dated August 21, 1995, between Blonder Tongue Laboratories, Inc. and Philips Broadband Networks, Inc.	Incorporated by reference from Exhibit 10.13 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.14	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.22 to S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.15	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

10.16	Second Amendment to Consulting and Non-Competition Agreement between Registrant and James H. Williams, dated as of June 30, 2000.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed August 14, 2000.

10.17	Loan and Security Agreement dated March 20, 2002 between Blonder Tongue Laboratories, Inc. and Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.18	Revolving Credit Note dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.19	Term Loan A Note dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.20	Term Loan B Note dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

Exhibit #	Description	Location

10.21	Mortgage, Security Agreement and Fixture Filing dated March 20, 2002, between Blonder Tongue Laboratories, Inc. and Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.22	Assignment of Rents and Leases made by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.23	Patent Security Agreement dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.24	Trademark Security Agreement dated March 20, 2002 by Blonder Tongue Laboratories, Inc. in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.25	Surety Agreement dated March 20, 2002 by Blonder Tongue Investment Company in favor of Commerce Bank, N.A.	Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, filed May 15, 2002.

10.26	Capital Contribution Agreement between Blonder Tongue Telephone, LLC, Resource Investment, LLC, H. Tyler Bell, NetLinc Communications, LLC and Blonder Tongue Laboratories, Inc., dated March 26, 2003.	Incorporated by referenced from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2003 and filed May 15, 2003.

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

10.28	Loan and Security Agreement dated November 19, 2003 between Blonder Tongue Laboratories, Inc. and Robert J. Pallé, Jr.	Incorporated by reference from Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2003, filed March 30, 2004.

10.29	Non-Recourse Line of Credit Note dated November 19, 2003 by Blonder Tongue Laboratories, Inc. in favor of Robert J. Pallé, Jr.	Incorporated by reference from Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2003, filed March 30, 2004.

10.30	First Amendment and Waiver to Loan and Security Agreement between Blonder Tongue Laboratories, Inc. and Commerce Bank, N.A., dated November 14, 2003.	Incorporated by reference from Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2003, filed March 30, 2004.

10.31	Collateral Pledge Agreement between Blonder Tongue Laboratories, Inc. and Commerce Bank, N.A., dated November 14, 2003.	Incorporated by reference from Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2003, filed March 30, 2004.

10.32	Second Amendment and Waiver to Loan and Security Agreement between Blonder Tongue Laboratories, Inc. and Commerce Bank, N.A. dated March 29, 2004.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2004, filed May 17, 2004.

Exhibit #	Description	Location

10.33	Form of Option Agreement under the 1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.

10.34	Form of Option Agreement under the 1996 Director Option Plan.	Incorporated by reference from Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.

21	Subsidiaries of Blonder Tongue Laboratories, Inc.	Filed herewith.

23	Consent of BDO Seidman, LLP.	Filed herewith.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

99.1	Audited Financial Statements of Blonder Tongue Telephone, LLC	Filed herewith.
______________________________

† Certain portions of exhibit have been afforded confidential treatment by the Securities and Exchange Commission.

Exhibits 10.1 - 10.9, 10.15, 10.16, 10.33 and 10.34 represent management contracts or compensation plans or arrangements.

(c) Financial Statement Schedules:

Report of BDO Seidman, LLP on financial statement schedule is included on page 59 of this Annual Report on Form 10-K/A.

The following financial statement schedule is included on page 60 of this Annual Report on Form 10-K/A:

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

The Company’s investment in Blonder Tongue Telephone, LLC (“BTT”) and NetLinc Communications, LLC (“NetLinc”) are accounted for on the equity method since the Company does not have control over these entities.

BTT is managed on a day-to-day basis by its Manager, who has the authority to manage, control, administer and operate its business and affairs. The Manager is appointed by majority vote of the members, based on each member’s voting rights. Although the Company shares in the economic rights of BTT on an equal basis with the sole other member, the Company controls only 49% of the voting rights, and, therefore, does not control the appointment or removal of the Manager. The other member of BTT possesses substantive participating rights through its control of the appointment and removal of the Manager, who is also in a control position with respect to the other member of BTT. The Company does possess certain protective rights in connection with certain actions by BTT which require the unanimous approval of all members, including the creation of a new class of membership interest, approving a change of control, and approving a change in the nature of its business. The Company’s share of the losses from BTT includes losses in excess of capital contributed by other investors in BTT.

Similarly, the Company does not have substantive participating rights in the day-to-day operations of NetLinc. NetLinc is managed by a Board of Mangers consisting of two Managers, one of whom is a controlling member of the sole other member of NetLinc and the other is an officer of the Company. However, the Managers have delegated general and active management of NetLinc to a President, who is also in a control position with respect to such other member. Although the Company owns a 50% equity and voting interest in NetLinc, all decisions of the members, including the election of Managers, require a vote of at least 51% of the voting interests. In addition, each action of the Board of Managers, including the election and removal of the President, requires a majority vote of the Managers. The Company, therefore, does not control the election of the Managers or the President of NetLinc, and does not have the power to remove the President. Accordingly, the other member of NetLinc possesses substantive participating rights through its common affiliation with the President. The Company does possess certain protective rights in connection with certain actions by NetLinc which require the unanimous approval of all members, including the creation of a new class of membership interest, approving a change of control, and approving a change in the nature of its business.
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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(s) Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. The Company amortizes license fees over the life of the relevant contract.

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

At December 31, 2004, the Company was unable to meet its quarterly consolidated pre-tax income covenant required under its credit agreement with Commerce Bank, which non-compliance was waived by the Bank effective as of such date. The Company continued to treat amounts due under the credit agreement beyond one year as non-current as it believed at the time of its analysis that it was probable that the Company would meet the future quarterly consolidated pre-tax income covenant for the remainder of the agreement comprising of the remaining 2005 fiscal quarters.  The Company's belief that it was probable that it would be in compliance with such covenant was based upon its projected consolidated pre-tax income for such quarters, which projection includes an analysis of, among other things, order input, outstanding sales quotations and backlog.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

	Year Ended December 31,
	2004	2003	2002
Provision (benefit) for Federal income taxes at the statutory rate	(101)	$(1,170)	$43
State and local income taxes, net of Federal benefit	(14)	(159)	9
Adjustment of prior year’s accruals	--	--	(55)
Other, net	92	(17)	46
Change in valuation allowance	2,849	1,028	--
Provision (benefit) for income taxes	$2,826	$(318)	$43

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets: Allowance for doubtful accounts	$231	$453
Inventories	1,974	1,642
Other	112	281
Goodwill	2,990	3,357
Net operating loss carry forward	1,043	646
Total deferred tax assets	6,350	6,379
Deferred tax liabilities:
Depreciation	(117)	(169)
Total deferred tax liabilities	(117)	(169)
	6,233	6,210
Valuation allowance	(3,877)	(1,028)
Net	$2,356	$5,182

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

The Company’s consolidated financial statements include the accounts of BDR Broadband.

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

The audited financial statements of Blonder Tongue Telephone, LLC are included as Exhibit 99.1 to this Form 10-K/A.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

The following is a summary of the condensed financial statements of BTT:
	December 31,
	2004	2003
Balance Sheet Current assets	$86	$17
Non-current assets	-	163
Investment in Blonder Tongue Common Stock	2,155	1,605
Receivable from affiliates	439	737
Total	2,680	2,522

Current liabilities	35	29
Payable to affiliates	60	-
Total liabilities	95	29

Net worth	2,585	2,493
Total liabilities and net worth	$2,680	$2,522

	December 31,
	2004	2003
Statement of Operations Revenue	$117	$41
Expenses	576	349
Net loss	$(459)	$(308)

	December 31,
	2004	2003
Cash Flows Net cash used in operating activities	$(233)	$(288)
Net cash used in investing activities	(57)	(180)
Net cash provided by financing activities	284	473
Net decrease/increase in cash	$(6)	$5

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

The audits referred to in our report dated April 12, 2005, relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K/A, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey

August 31, 2005

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

Column A	Column B	Column C Additions		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
Year ended December 31, 2004:	$1,192	$107	--	(692)(1)	$607
Year ended December 31, 2003:	$715	$360	$117	--	$1,19
Year ended December 31, 2002:	$1,833	$180	--	($1,298)(1)	$715

Deferred Tax Asset Valuation Allowance
Year ended December 31, 2004:	$1,028	$2,849	--	--	$3,877
Year ended December 31, 2003:	--	$1,028	--	--	$1,028
Year ended December 31, 2002:	--	--	--	--	--

Inventory Reserve
Year ended December 31, 2004:	$3,472	$872	--	--	$4,344
Year ended December 31, 2003:	$2,443	$1,576	--	($547)(2)	$3,472
Year ended December 31, 2002:	$1,943	$500	--	--	$2,443

(1) Write off of uncollectible accounts.
(2) Disposal of fully reserved inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: September 1, 2005	By: /s/ James A. Luksch
James A. Luksch
Chief Executive Officer

By: /s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James A. Luksch James A. Luksch	Director and Chief Executive Officer (Principal Executive Officer)	September 1, 2005
/s/ Eric Skolnik Eric Skolnik	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 1, 2005
/s/ Robert J. Palle, Jr. Robert J. Pallé, Jr.	Director, President, Chief Operating Officer and Secretary	September 1, 2005
/s/ John E. Dwight John E. Dwight	Director	September 1, 2005
/s/ James H. Williams James H. Williams	Director	September 1, 2005
/s/ James F. Williams James F. Williams	Director	September 1, 2005
/s/ Robert B. Mayer Robert B. Mayer	Director	September 1, 2005
/s/ Gary P. Scharmett Gary P. Scharmett	Director	September 1, 2005
/s/ Robert E. Heaton Robert E. Heaton	Director	September 1, 2005
/s/ Stephen K. Necessary Stephen K. Necessary	Director	September 1, 2005