Form 10-Q
period 2005-09-30
BLONDER TONGUE LABORATORIES INC
filed 2005-11-14
CIK 1000683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005,

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

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

Yes   X   No   __

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  __   No   X

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

Yes  __   No   X

Number of shares of common stock,  par value $.001,  outstanding  as of November
12, 2005: 8,015,406.

                      The Exhibit Index appears on page 24.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                        (unaudited)
                                                                         September    December 31,
                                                                         30, 2005         2004

              Assets (Note 5)
Current assets:
   Cash............................................................          $104          $70
   Accounts receivable, net of allowance for doubtful
       accounts of $602 and $607 respectively......................         4,668        3,693
   Inventories (Note 4)............................................         9,867       10,309
   Income tax receivable...........................................             -          320
   Prepaid and other current assets................................           597          654
   Deferred income taxes ..........................................           635          960
                                                                     ------------- ------------
       Total current assets........................................        15,871       16,006
Inventories, non-current (net) (Note 4)............................         4,294        8,968
Property, plant and equipment, net of accumulated
    depreciation and amortization .................................         6,199        6,214
Patents, net ......................................................         1,958        2,240
Rights-of-Entry, net (Note 6)......................................           785          977
Other assets, net..................................................         1,117          925
Investment in Blonder Tongue Telephone LLC (Note 6)................         1,183        1,430
Deferred income taxes .............................................         1,169        1,396
                                                                     ------------- ------------
                                                                          $32,576      $38,156
                                                                     ============= ============
              Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt (Note 5)......................        $5,001       $2,683
   Accounts payable................................................         1,999        1,497
   Accrued compensation............................................           611          639
   Accrued benefit liability.......................................           314          314
   Other accrued expenses (Note 8).................................           232          270
                                                                     ------------- ------------
       Total current liabilities...................................         8,157        5,403
                                                                     ------------- ------------
Long-term debt (Note 5)............................................         2,543        5,830
Commitments and contingencies......................................             -            -
Stockholders' equity:
   Preferred stock, $.001 par value; authorized 5,000 shares;
       no shares outstanding.......................................             -            -
   Common stock, $.001 par value; authorized 25,000 shares,
       8,445 shares Issued.........................................             8            8
   Paid-in capital.................................................        24,202       24,202
   Retained earnings...............................................         4,018        9,065
   Accumulated other comprehensive loss............................          (897)        (897)
   Treasury stock, at cost, 449 shares.............................        (5,455)      (5,455)
                                                                     ------------- ------------
       Total stockholders' equity..................................        21,876       26,923
                                                                     ------------- ------------
                                                                          $32,576      $38,156
                                                                     ============= ============

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                              Three Months Ended September        Nine Months Ended
                                                           30,                       September 30,
                                                -----------------------      -------------------------
                                                    2005         2004            2005          2004
                                                ----------   ----------      -----------   -----------
Net sales..................................        $9,666      $11,215          $28,343       $30,661
Cost of goods sold.........................         9,719        7,635           23,010        21,060
                                                ----------   ----------      -----------   -----------
   Gross profit (loss) (Note 7)............           (53)       3,580            5,333         9,601
                                                ----------   ----------      -----------   -----------
Operating expenses:
   Selling.................................         1,207        1,047            3,397         3,185
   General and administrative..............         1,639        1,488            4,973         4,444
   Research and development................           372          385            1,178         1,187
                                                ----------   ----------      -----------   -----------
                                                    3,218        2,920            9,548         8,816
                                                ----------   ----------      -----------   -----------
Earnings (loss) from operations............        (3,271)         660           (4,215)          785

                                                ----------   ----------      -----------   -----------
Other Expense:
   Interest expense........................          (190)        (215)            (586)         (713)
   Equity in loss of Blonder Tongue
       Telephone, LLC......................           (55)        (126)            (246)         (126)
   Interest and other income (Note 7)......             -           87                -           299
                                                ----------   ----------      -----------   -----------
                                                     (245)        (254)            (832)         (540)
                                                ----------   ----------      -----------   -----------
Net (loss) earnings .......................       $(3,516)       $ 406          $(5,047)        $ 245
                                                ==========   ==========      ===========   ===========
Basic earnings (loss) per share............        $(0.44)      $ 0.05           $(0.63)       $ 0.03
                                                ==========   ==========      ===========   ===========
Basic weighted average shares outstanding..         8,015        8,002            8,015         7,995
                                                ----------   ----------      -----------   -----------
Diluted earnings (loss) per share..........        $(0.44)      $ 0.05           $(0.63)       $ 0.03
                                                ==========   ==========      ===========   ===========
Diluted weighted average shares outstanding         8,015        8,026            8,015         8,033
                                                ==========   ==========      ===========   ===========

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                 (In thousands)
                                   (unaudited)

                                                                 Nine Months Ended September 30,
                                                                   ------------------------
                                                                      2005          2004
                                                                   ----------    ----------
Cash Flows From Operating Activities:
 Net income (loss)............................................       $(5,047)      $   245
 Adjustments to reconcile net income (loss) to cash
   provided by  operating activities:
   Equity in loss from Blonder Tongue Telephone, LLC                     246           127
   Depreciation...............................................           746           789
   Amortization ..............................................           477           517
   Gain on sale of rights of entry............................             -           (54)
   Allowance for doubtful accounts............................             -             2
  Provision for inventory reserves............................         4,372           300
Changes in operating assets and liabilities:
   Accounts receivable........................................          (975)          186
   Inventories................................................           744         1,684
   Prepaid and other current assets...........................            57           (65)
   Other assets...............................................          (192)          (80)
   Income taxes...............................................           872           360
   Accounts payable, accrued compensation and other
    accrued expenses..........................................           437        (1,463)
                                                                   ----------    ----------
     Net cash provided by operating activities................         1,737         2,548
                                                                   ----------    ----------
Cash Flows From Investing Activities:
   Capital expenditures.......................................          (731)         (388)
   Acquisition of rights-of-entry.............................            (3)          (12)
   Proceeds from sale of rights of entry                                   -           151
   Collection of note receivable..............................             -           834
                                                                   -----------   ----------
       Net cash provided by (used in) investing activities....          (734)          585
                                                                   -----------   ----------
Cash Flows From Financing Activities:
  Borrowings of debt..........................................        10,740        10,400
  Repayments of debt..........................................       (11,709)      (13,602)
  Proceeds from exercise of stock options.....................             -            20
                                                                   ----------    ----------
     Net cash used in financing activities....................          (969)       (3,182)
                                                                   ----------    ----------
      Net increase (decrease) in cash.........................            34           (49)
                                                                   ----------    ----------
Cash, beginning of period.....................................            70           195
                                                                   ----------    ----------
Cash, end of period...........................................          $104      $    146
                                                                   ==========    ==========
Supplemental Cash Flow Information:
   Cash paid for interest.....................................        $  586      $    689
   Cash paid for income taxes.................................        $    -      $      -

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

     The  Company's  investment  in Blonder  Tongue  Telephone,  LLC ("BTT") and
NetLinc  Communications,  LLC ("NetLinc") are accounted for on the equity method since  the  Company  does not have  control  over  these  entities.  Information relating to the Company's  rights and obligations with regard to BTT and NetLinc are  summarized  in Note 1(a) to the  Company's  Form  10-K/A for the year ended
December 31, 2004.

     The  results  for the  third  quarter  and  nine  months  of  2005  are not necessarily  indicative  of the results to be expected  for the full fiscal year and have not been  audited.  In the  opinion  of  management,  the  accompanying unaudited consolidated financial statements contain all adjustments,  consisting primarily of normal  recurring  accruals,  necessary for a fair statement of the results of  operations  for the period  presented and the  consolidated  balance sheet at  September  30, 2005.  Certain  information  and  footnote  disclosures normally included in financial  statements prepared in accordance with generally accepted  accounting  principles have been condensed or omitted  pursuant to the
SEC  rules  and  regulations.  These  financial  statements  should  be  read in conjunction  with the financial  statements and notes thereto that were included in the Company's latest annual report on Form 10-K/A for the year ended December
31, 2004.

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
Accordingly, the Company will adopt SFAS No. 123R in its first quarter of fiscal
2006.  The Company is currently  evaluating  the provisions of SFAS No. 123R and has  not  yet  determined  the  impact  that  this  Statement  will  have on its consolidated results of operations or financial position.

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

     In May,  2003,  the FASB  issued  SFAS No.  150,  "Accounting  for  Certain
Financial Instruments with Characteristics of both Liabilities and Equity." SFAS
No. 150  clarifies the  definition  of a liability as currently  defined in FASB
Concepts  Statement No. 6 "Elements of Financial  Statements,"  as well as other planned revisions.  This statement requires a financial instrument that embodies an obligation of an issuer to be  classified  as a liability.  In addition,  the statement  establishes  standards for the initial and subsequent  measurement of these  financial  instruments  and  disclosure  requirements.  SFAS  No.  150 is effective for financial  instruments entered into or modified after May 31, 2003 and for all other  matters,  is effective at the  beginning of the first interim period  beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial position or results of operations.

     In  January,   2003,  the  FASB  issued  Interpretation   ("FIN")  No.  46,
"Consolidation  of Variable  Interest  Entities" and in December 2003, a revised interpretation  was issued  (FIN No. 46, as  revised).  In  general,  a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business  purposes that either does not have equity investors with  voting  rights or has  equity  investors  that do not  provide  sufficient financial  resources  for the entity to support its  activities.  FIN No. 46, as revised  requires  a VIE to be  consolidated  by a company  if that  company  is designated  as the  primary  beneficiary.  The  interpretation  applies  to VIEs created after January 31, 2003,  and for all financial  statements  issued after
December 15, 2003 for VIEs in which an enterprise held a variable  interest that it acquired before February 1, 2003. The adoption of FIN No. 46, as revised, did not have a material effect on the Company's  consolidated  financial position or results of operations.

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
Uncertainty  about the timing and/or method of settlement of a conditional asset retirement  obligation  should be factored into the measurement of the liability when sufficient  information  exists. FIN 47 also clarifies when an entity would have  sufficient  information to reasonably  estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after  December 15, 2005. The Company plans to adopt FIN 47 at the end of its 2005 fiscal year and does not believe that the adoption will have a material impact on its consolidated results of operations or financial position.

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

     The Company  estimates  the fair value of each stock  option grant by using the  Black-Scholes  option-pricing  model with the  following  weighted  average assumptions  used for grants  made during the nine months  ended  September  30,
2005:  expected lives of 9.5 years, no dividend  yield,  volatility at 73%, risk free interest rate of 3.2%. No options were granted during the nine months ended
September 30, 2004.

     Under  accounting  provisions  of FAS 123, the Company's net loss to common shareholders  and net loss per common share would have been  adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                                                  ----------------------    ----------------------------
                                                     2005         2004         2005        2004
                                                  ---------    ---------    ---------   ----------

Net earnings (loss) as reported ..............     $(3,516)       $406       $(5,047)       $245
Adjustment for fair value of stock options....         160          51           478         152
                                                  ---------    ---------    ---------   ----------
     Pro forma................................     $(3,676)       $355       $(5,525)        $93
                                                  =========    =========    =========   ==========

Net (earnings) loss per share basic and
diluted:
     As reported..............................      $(0.44)      $0.05        $(0.63)      $0.03
                                                  =========    =========    =========   ==========

     Pro forma................................      $(0.46)      $0.04        $(0.69)      $0.01
                                                  =========    =========    =========   ==========

In May 2005, the  stockholders of the Company  approved the 2005 Employee Equity
Incentive  Plan  (the  "Employee  Plan").   The  Employee  Plan  authorizes  the
Compensation  Committee of the Board of Directors (the  "Committee")  to grant a maximum of 500,000 shares of equity based and other  performance based awards to executive  officers  and other  key  employees  of the  Company.  The  Committee determines  the optionees and the terms of the awards granted under the Employee
Plan, including the type of awards,  exercise price, number of shares subject to the award and the exercisability thereof.

In May 2005, the  stockholders of the Company  approved the 2005 Director Equity
Incentive Plan (the "Director Plan").  The Director Plan authorizes the Board of
Directors (the "Board") to grant a maximum of 200,000 shares of equity based and other  performance  based awards to non employee  directors of the Company.  The
Board  determines  the optionees  and the terms of the awards  granted under the
Director Plan,  including the type of awards,  exercise price,  number of shares subject to the award and the exercisability thereof.

Note 4 - Inventories

     Inventories net of reserves are summarized as follows:

                                                       Sept 30,      Dec. 31,
                                                         2005          2004
                                                    ------------   -------------
Raw Materials......................................    $10,238        $11,308
Work in process....................................      2,689          1,698
Finished Goods.....................................      9,950         10,615
                                                    ------------   -------------
                                                        22,877         23,621
Less current inventory.............................     (9,867)       (10,309)
                                                    ------------   -------------
                                                        13,010         13,312
Less Reserve primarily for excess inventory........     (8,716)        (4,344)
                                                    ------------   -------------
                                                        $4,294         $8,968
                                                    ============   =============

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

     The Company  continually  analyzes  its  slow-moving,  excess and  obsolete inventories.  Based on historical  and projected  sales volumes and  anticipated selling prices, the Company establishes  reserves.  Products that are determined to be obsolete are written down to net realizable value. If the Company does not meet its sales  expectations,  these  reserves are  increased.  During the third quarter of 2005,  the Company  reserved 100% of all items for which there was no usage  over  the  previous  twelve  months  and 100% of the  value  of  closeout products.  Accordingly,  the Company  increased its reserves by  $3,494,000  and
$4,372,000 for the three and nine months ended September 30, 2005, respectively.
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
2006,  (ii) provide for a interest rate on the  revolving  line of credit of the prime rate plus 2.0%, with a floor of 5.5% (8.75% at September 30, 2005),  (iii)
waive the  applicability  of  consolidated  pre-tax income for the quarter ended
December 31,  2004,  (iv) suspend the  applicability  of the cash flow  coverage ratio  covenant  until  March 31,  2006,  and (v)  impose a  financial  covenant requiring the Company to achieve certain levels of  consolidated  pre-tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2005.

     At March 31, 2005,  June 30, 2005 and September  30, 2005,  the Company was
unable to meet its quarterly consolidated pre-tax income covenant required under its credit agreement with Commerce Bank, which  non-compliance was waived by the
Bank effective as of such dates.  The Company has continued to treat amounts due under the credit  agreement beyond one year as non-current as it believed at the time of each such  analysis that it was probable that the Company would meet the future quarterly  consolidated  pre-tax income covenant for the remainder of the agreement comprising of the remaining 2005 fiscal quarters. The Company's belief that it was probable that it would be in compliance with such covenant was based upon  its  projected  consolidated  pre-tax  income  for  such  quarters,  which projection includes an analysis of, among other things, order input, outstanding sales quotations and backlog.

Note 6 - Cable Systems and Telephone Products (Subscribers and passings in whole numbers)

     During June, 2002, the Company formed a venture with Priority Systems,  LLC and  Paradigm  Capital  Investments,  LLC  for  the  purpose  of  acquiring  the rights-of-entry  for certain  multiple  dwelling unit ("MDU")  cable  television systems (the "Systems") owned by affiliates of Verizon Communications,  Inc. The venture entity,  BDR Broadband,  LLC ("BDR  Broadband"),  90% of the outstanding equity capital of which is owned by the Company, acquired the Systems, which are comprised of approximately  3,065 existing MDU cable television  subscribers and approximately  7,601 passings.  BDR Broadband paid approximately  $1,880 for the
Systems, subject to adjustment,  which constitutes a purchase price of $.575 per subscriber.  The final closing date for the  transaction was on October 1, 2002.
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
Under the  agreement,  the  director  provides  consulting  services  on various operational  and financial  issues and as of September 30, 2005,  was paid at an annual  rate of $152 but in no event is such  annual  rate  permitted  to exceed
$200. The director also agreed to keep all Company information  confidential and will not  compete  directly or  indirectly  with the Company for the term of the agreement  and for a period of two years  thereafter.  The initial  term of this agreement expired on December 31, 2004 and  automatically  renews thereafter for successive one-year terms (subject to termination at the end of the initial term or any renewal term on at least 90 days' notice).  This agreement  automatically renewed for a one-year extension until December 31, 2005.

     As of September 30, 2005, the Chief  Executive  Officer was indebted to the
Company in the amount of $182,  for which no  interest  has been  charged.  This indebtedness  arose  from a series  of cash  advances,  the  latest of which was advanced in February  2002 and is included in other assets at September 30, 2005 and December 31, 2004.

     The President of the Company lent the Company 100% of the purchase price of certain  used-equipment  inventory  purchased by the Company in October  through
November of 2003.  The  inventory  was  purchased at a  substantial  discount to market  price.  While the  aggregate  cost to purchase all of the  inventory was approximately  $950,  the  maximum  amount of  indebtedness  outstanding  to the
President at any one time during 2004 was $675.  The Company repaid this loan in full in July, 2004. The President made the loan to the Company on a non-recourse basis,  secured solely by a security interest in the inventory  purchased by the
Company  and  the  proceeds  resulting  from  the  sale  of  the  inventory.  In consideration for the extension of credit on a non-recourse basis, the President received  from the  Company  interest on the  outstanding  balance at the margin interest  rate he incurred for  borrowing the funds from his lenders plus 25% of the gross profit  derived from the Company's  resale of such  inventory.  During
2004,  interest  on the loan paid to the  President  was $12. In  addition,  the
President was paid $33,  representing  an advance  payment  against his share of gross  profit  derived  from the resale of such  equipment,  the final amount of which will be determined as of December 31, 2005. In April,  2004, the President
of the Company acquired $75 of used equipment inventory,  which was subsequently sold by him to the Company on a  consignment  basis.  Payment by the Company for the goods becomes due upon the sale thereof by the Company and collection of the accounts receivable generated by such sales. In connection with the transaction, the  Company  agreed to pay the  President  cost  plus 25% of the  gross  profit derived from the sale of such  inventory.  At September 30, 2005,  the aggregate remaining  outstanding  balance  due to  the  President  from  the  sale  of the consigned goods was approximately $4 and was included in other accrued expenses.

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

Note 9 - Subsequent Event

     On October 28, 2005,  the Company  entered  into a  commitment  letter with
National City Business Credit,  Inc. ("NCBC"),  pursuant to which NCBC committed to provide  to the  Company  (i) a  $10,000,000  asset  based  revolving  credit facility and (ii) a $3,500,000  term loan  facility,  both of which have a three year term.  The Company  intends to use the  proceeds of the credit  facility to refinance the Company's  existing credit facility with Commerce Bank, to provide working capital and for other general corporate purposes.  The commitment letter is subject to certain customary  conditions to closing,  including  satisfactory completion of  documentation.  The  definitive  credit  agreement is expected to contain  affirmative and negative  covenants  customary in credit  facilities of this type and is expected to be executed on or before December 15, 2005, subject to normal and customary closing conditions.

     On November 10, 2005,  the Company and its  recently  formed,  wholly-owned subsidiary,  Blonder Tongue Far East, LLC, a Delaware limited  liability company
("BTFE"), entered into a Joint Venture Agreement (the "Joint Venture Agreement")
with Master Gain  International  Industrial,  Limited,  a Hong Kong  corporation
("Master Gain"), to manufacture  products in the People's Republic of China (the
"Joint  Venture").  The Joint Venture  Agreement  contemplates  the formation of several new entities including a new Chinese  manufacturing company to be called
Shenzhen  China Blonder  Tongue  ("SCBT"),  fifty percent (50%) of which will be owned  (directly  or  indirectly)  by each of the Company and Master  Gain.  The formation of SCBT and the extent of its  operations  will be subject to approval and regulation by the People's Republic of China.

     The  Company  will  grant SCBT a license  to use  certain of the  Company's technology  and  know-how  to  manufacture  and sell  certain  of the  Company's products,  and an exclusive  distributorship  to sell  certain of the  Company's products in the Asian,  Southeast Asian, African,  European,  Middle Eastern and
Australian  markets.  This  arrangement will commence with less complex products being  licensed  and  manufactured  during the early  stages and progress to the license, manufacturing and sale of more complex products over time.

     The  Joint  Venture  Agreement  contemplates  that the Joint  Venture  will acquire from third parties,  other technology and rights to manufacture,  market and sell products  developed from these other  technologies,  including  certain cable modem  termination  system  hardware  and software  technology  (the "CMTS
Technology").   The  Joint   Venture   will  grant  the  Company  an   exclusive
distributorship to sell such products in the North American,  South American and
Caribbean markets.

     Master Gain will  contribute  $5,850,000  to the Joint Venture (the "Master
Gain Contribution").  The Company will, upon receipt by the Joint Venture of the
Master  Gain  Contribution  and  acquisition  by the Joint  Venture  of the CMTS
Technology,  contribute  1,000,000 shares of its unregistered  common stock, par value $.001 per share,  to the Joint  Venture  and will grant  Master Gain stock options to purchase up to 500,000  shares of the Company's  unregistered  common stock. The shares of unregistered common stock contributed by the Company to the
Joint Venture will be subject to a voting trust agreement, whereby an officer of the Company will be designated as the voting trustee.  Both the shares issued to the Joint Venture as well as the options  granted to Master Gain will be subject to certain restrictions and rights of cancellation.  The exercise price, vesting schedule and expiration of the options will be in accordance with the following:
(i) options to purchase  50,000  shares at an exercise  price of $5.00 per share will vest upon receipt by the Joint Venture of the Master Gain  Contribution and
acquisition by the Joint Venture of the CMTS Technology and expires on September
30, 2008; (ii) options to purchase  150,000 shares at an exercise price of $7.00 per share will vest on April 15,  2007 and expire on April 14,  2010;  and (iii)
options to purchase 300,000 shares at an exercise price of $10.00 per share will vest on April 15, 2008 and expire on April 14, 2011. The shares of  unregistered common stock will be issued in reliance  upon the  exemption  from  registration provided  by  Section  4(2) of the  Securities  Act of  1933,  as  amended.  The unregistered  common stock will be issued to one or more affiliated  entities of which the Company will own, directly or indirectly a 50% interest,  and all such entities  will  have  access to the  Company's  most  recent  Form  10-K/A,  all quarterly and other  periodic  reports filed  subsequent to such Form 10-K/A and the Company's most recent proxy materials.

     Consummation  of  the  transactions   contemplated  by  the  Joint  Venture
Agreement  are subject to certain  conditions  as set forth in the Joint Venture
Agreement,  including obtaining any consent,  approval, permit, license or other authorization  required from any and all  governmental  authorities  with proper jurisdiction, including, without limitation, the People's Republic of China.

The foregoing  description of the Joint Venture Agreement does not purport to be complete and is  qualified  in its  entirety by  reference to the Joint  Venture
Agreement,  a copy of which is filed as Exhibit 10.1 hereto and is  incorporated by reference herein.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

Forward-Looking Statements

     In addition to  historical  information,  this  Quarterly  Report  contains forward-looking  statements  relating to such matters as  anticipated  financial performance,  business  prospects,  technological  developments,  new  products, research and development  activities and similar matters. The Private Securities
Litigation  Reform  Act of  1995  provides  a safe  harbor  for  forward-looking statements.  In order to comply with the terms of the safe  harbor,  the Company notes that a variety of factors  could cause the  Company's  actual  results and
experience  to  differ   materially  from  the  anticipated   results  or  other
expectations expressed in the Company's  forward-looking  statements.  The risks and uncertainties  that may affect the operation,  performance,  development and results of the Company's business include, but are not limited to, those matters discussed  herein in the section  entitled Item 2 - Management's  Discussion and
Analysis of Financial Condition and Results of Operations.  The words "believe",
"expect",    "anticipate",    "project"   and   similar   expressions   identify
forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Company  undertakes no obligation to publicly revise these forward-looking  statements to reflect events or circumstances  that arise after the date hereof.  Readers should carefully review the risk factors  described in other  documents  the Company  files from time to time with the  Securities  and
Exchange Commission,  including without limitation,  the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004 (See Item 1 - Business; Item
3 -  Legal  Proceedings;  Item  7 -  Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations; and Risk Factors).

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

     A key  component of the  Company's  strategy is to leverage  the  Company's reputation by broadening its product line to offer one-stop shop  convenience to private cable and franchise  cable system  integrators  and to deliver  products having a high  performance-to-cost  ratio.  The Company  continues to expand its core  product  lines  (headend  and  distribution),  to maintain  its ability to provide all of the electronic  equipment needed to build small cable systems and much of the equipment needed in larger systems for the most efficient  operation and highest profitability in high density applications.

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

     During June, 2002, the Company formed a venture with Priority Systems,  LLC and  Paradigm  Capital  Investments,  LLC  for  the  purpose  of  acquiring  the rights-of-entry for certain multiple dwelling unit cable television systems (the
"Systems")  owned by  affiliates  of Verizon  Communications,  Inc.  The venture entity,  BDR Broadband,  90% of the outstanding equity capital of which is owned by the Company, acquired the Systems, which are comprised of approximately 3,065 existing MDU cable television  subscribers and approximately 7,601 passings. BDR
Broadband paid approximately  $1,880,000 for the Systems, subject to adjustment, which  constitutes a purchase  price of $575 per  subscriber.  The final closing date for the  transaction  was on October 1, 2002.  The  Systems  were cash flow positive  beginning in the first year.  To date,  the Systems have been upgraded with approximately  $2,004,000 of interdiction and other products of the Company and,  during  2004,  two of the Systems  located  outside  the region  where the remaining Systems are located, were sold. It is planned that the Systems will be upgraded  with  approximately  $400,000  of  additional  interdiction  and other products of the Company over the course of  operation.  During July,  2003,  the
Company  purchased  the 10% interest in BDR Broadband  that had been  originally owned by Paradigm Capital  Investments,  LLC, for an aggregate purchase price of
$35,000,  resulting in an increase in the Company's  stake in BDR Broadband from
80% to 90%.

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
The  Company  also  believes  that  opportunities  currently  exist  to  acquire
additional   rights-of-entry   for  multiple  dwelling  unit  cable  television,
high-speed data and/or telephony systems. The Company is seeking  opportunities, although  there  is  no  assurance  that  the  Company  will  be  successful  in consummating any  transactions.  In addition,  the Company may need financing to acquire the  additional  rights-of-entry,  and financing may not be available on acceptable terms or at all. In furtherance of the foregoing, in August 2005, the
Company  formed a new  wholly-owned  limited  liability  company  called  Hybrid
Networks,  LLC ("HNL") for the purpose of  exploiting  opportunities  to acquire additional  rights-of-entry  in the  mid-Atlantic  and southeast  regions of the
United States,  where participation in such opportunities by the Company's joint venture partner in BDR Broadband is not warranted.

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

     In addition to receiving  incremental  revenues  associated with its direct sales  of  the  telephony  products,  the  Company  also  anticipates  receiving additional revenues from telephony services provided by or through contracts for such services  obtained by BDR  Broadband,  BTT (through the Company's 50% stake therein) as well as through joint ventures with third parties.  While the events related to the  restructuring  resulted in a delay in the Company's  anticipated revenue stream from the sale of telephony  products,  the Company  believes that these  revised  terms are  beneficial  and will result in the  Company  enjoying
higher  gross  margins  on  telephony   equipment  unit  sales  as  well  as  an
incrementally  higher proportion of telephony service revenues.  It has been the
Company's  experience  during  the past two  years  that  the  time  frame  from
introduction  of  a  telephony  service   opportunity  to  consummation  of  the
associated  right-of-entry  agreement, is longer than the time frame relating to obtaining  rights-of-entry  for the  provision  of  video  and  high-speed  data services.  This protracted time frame has had an adverse impact on the growth of telephony system revenues.  Material  incremental  revenues  associated with the sale of telephony products are not presently anticipated to be received until at least fiscal year 2006.

Results of Operations

Third three months of 2005 Compared with third three months of 2004

     Net Sales. Net sales decreased  $1,549,000,  or 13.8%, to $9,666,000 in the third three months of 2005 from  $11,215,000  in the third three months of 2004.
The decrease in sales is primarily  attributed to lower head end product  sales.
In  addition,  net  sales  for the  third  three  months  of 2004  included  the recognition  of  $458,000  of revenues  from a note  receivable  obtained by the
Company in connection  with a sale of goods to a customer in September 2002. Net sales included approximately  $4,489,000 and $5,531,000 of headend equipment for the third three months of 2005 and 2004, respectively. Included in net sales are revenues  from BDR Broadband of $446,000 and $355,000 for the third three months of 2005 and 2004, respectively.

     Cost of Goods Sold.  Cost of goods sold  increased  to  $9,719,000  for the third three  months of 2005 from  $7,635,000  for the third three months of 2004 and increased as a percentage  of sales to 100.6% from 68.8%.  The increase as a percentage  of sales was caused  primarily  by an  increase  in the  reserve for excess  inventory  of  $3,494,000.  The increase in the reserve was based on the
Company's   determination   that  sales  of  certain  products  would  not  meet
expectations  due to the  significant  changes  taking  place in  communications technology  as the shift from  analog to digital  accelerates  and as the use of fiber and  applications  relying on VoIP expand in future  deployments for cable television,  high-speed  data and voice services (see footnote 4 in the notes to the Company's unaudited consolidated financial statements contained in this Form
10-Q).  Excluding the increase in the inventory reserve,  the cost of goods sold percentage  was 64.4% and  68.8%  for the third  three  months of 2005 and 2004, respectively.  The decrease was  attributed to a higher  portion of sales in the third three months of 2005 being comprised of higher margin products.

     Selling  Expenses.  Selling expenses  increased to $1,207,000 for the third three  months of 2005 from  $1,047,000  in the  third  three  months of 2004 and increased as a  percentage  of sales to 12.5% for the third three months of 2005 from  9.3% for the  third  three  months  of 2004.  The  $160,000  increase  was primarily  the result of an increase in salaries and fringe  benefits of $78,000 due to an increase in headcount, an increase of $31,000 for consulting fees paid to sales reps and an increase  of $53,000  due to an  increase  in  departmental supplies.

     General and Administrative  Expenses.  General and administrative  expenses increased to $1,639,000  for the third three months of 2005 from  $1,488,000 for the third three months of 2004 and  increased as a percentage  of sales to 16.9%
for the third  three  months of 2005 from  13.3% for the third  three  months of
2004.  The  $151,000  increase  was  primarily  attributed  to  an  increase  in professional fees of $118,000.

     Research  and  Development  Expenses.  Research  and  development  expenses decreased  to $372,000 in the third  three  months of 2005 from  $385,000 in the third three months of 2004 but  increased  as a percentage  of sales to 3.9% for the third  three  months of 2005 from 3.4% for the third  three  months of 2004.
This  $13,000   decrease  is  primarily  due  to  a  decrease  in  purchases  of departmental  supplies  of  $21,000,  a decrease  of product  licensing  fees of
$4,000,  a decrease of  depreciation of $4,000 offset by an increase in salaries and fringe benefits of $21,000.

     Operating  Income (Loss).  Operating loss of $3,271,000 for the third three months of 2005  represents a decrease from operating  income of $660,000 for the third three months of 2004.  Operating income as a percentage of sales decreased to (33.8)% in the third three months of 2005 from 5.9% in the third three months of 2004.

     Other Expense.  Interest  expense  decreased to $190,000 in the third three months of 2005 from $215,000 in the third three months of 2004.  The decrease is the result of lower average borrowing.  Interest income decreased to zero in the third three months of 2005 compared to $87,000 in the third three months of 2004 primarily  due to the  recognition  of  $85,000  of  interest  income  on a note receivable in the third three months of 2004 (see footnote 7 in the notes to the
Company's unaudited  consolidated  financial  statements  contained in this Form
10-Q).

     Income Taxes.  The provision for income taxes for the third three months of
2005 and 2004 was zero. As a result of the Company's  continuing  losses, a 100%
valuation  allowance  has been  recorded  on the 2005 and 2004  increase  in the deferred tax benefit.

First nine months of 2005 Compared with first nine months of 2004

     Net Sales. Net sales decreased  $2,318,000,  or 7.6%, to $28,343,000 in the first nine months of 2005 from $30,661,000 in the first nine months of 2004. The decrease in sales is primarily  attributed to the  recognition  of $1,203,000 of sales from the note  receivable  in the first nine months of 2004 and a decrease in headend  equipment sales.  Headend sales were $14,006,000 and $15,016,000 for the first nine months of 2005 and 2004, respectively.  Included in net sales are revenues  from BDR  Broadband of $1,315,000  and  $1,094,000  for the first nine months of 2005 and 2004, respectively.

     Cost of Goods Sold.  Cost of goods sold  increased to  $23,010,000  for the first nine  months of 2005 from  $21,060,000  for the first nine months of 2004, and  increased as a percentage  of sales to 81.2% from 68.7%.  The increase as a percentage  of sales was caused  primarily  by an  increase  in the  reserve for excess  inventory  of  $4,373,000  in the first nine months of 2005  compared to
$300,000  for the first  nine  months of 2004.  The  increase  in the  inventory reserve is due to the Company  determining  that sales of certain products would not  meet  expectations  as  described  above.  Excluding  the  increase  in the inventory reserve, the cost of goods sold percentage was 65.8% and 67.7% for the nine months of 2005 and 2004,  respectively.  The decrease was  attributed  to a higher  portion of sales in the nine  months of 2005 being  comprised  of higher margin products.

     Selling  Expenses.  Selling  expenses  increased to $3,397,000 in the first nine  months  of 2005 from  $3,185,000  in the first  nine  months of 2004,  and increased  as a  percentage  of sales to 11.9% for the first nine months of 2005 from  10.4% for the  first  nine  months  of 2004.  This  $212,000  increase  is primarily  attributable  to an increase in wages and fringe benefits of $267,000 due to an increase in  headcount  and an  increase in  departmental  supplies of
$65,000  offset by a decrease of $111,000 in royalty  expense for the first nine months of 2005.

     General and Administrative  Expenses.  General and administrative  expenses increased to $4,973,000  for the first nine months of 2005 from  $4,444,000  for the first nine months of 2004 and  increased as a  percentage  of sales to 17.6%
for the first nine  months of 2005 from 14.5% for the first nine months of 2004.
The $529,000 increase can be primarily attributed to an increase in professional fees of $508,000.

     Research  and  Development  Expenses.  Research  and  development  expenses decreased to $1,178,000 in the first nine months of 2005 from  $1,187,000 in the first nine months of 2004.  This $9,000 decrease was primarily due to a decrease in product  licensing fees of $29,000 and a decrease in  depreciation of $13,000 offset by an increase in salaries and fringe  benefits of $42,000.  Research and development expenses,  as a percentage of sales,  increased to 4.2% in the first nine months of 2005 from 3.9% in the first nine months of 2003.

     Operating  (Loss) Income.  Operating loss was $4,215,000 for the first nine months of 2005  compared  to  operating  income of  $785,000  for the first nine months of 2004.  Operating  income as a percentage of sales decreased to (14.9%)
in the first nine months of 2005 from 2.6% in the first nine months of 2004.

     Other  Expense.  Interest  expense  decreased to $586,000 in the first nine months of 2005 from  $713,000 in the first nine months of 2004.  The decrease is the result of lower  average  borrowing.  Other income  decreased to zero in the first nine months of 2005 compared to $299,000 for the first nine months of 2004 primarily  due to the  recognition  of $222,000  of interest  income on the note receivable in the first nine months of 2004 as described above.

     Income  Taxes.  The benefit  for income  taxes for the first nine months of
2005 and 2004 was zero.  The benefit for the current  year loss has been subject to a valuation  allowance  since the  realization of the deferred tax benefit is not considered more likely than not.

Liquidity and Capital Resources

     As of  September  30, 2005 and December 31,  2004,  the  Company's  working capital was $7,714,000 and  $10,603,000,  respectively.  The decrease in working capital is attributable  primarily to an increase in the current portion of debt of $4,041,000  due to the  reclassification  of the revolving  line of credit to current at September 30, 2005.

     The Company's net cash provided by operating  activities for the nine-month period ended September 30, 2005 was  $1,737,000,  compared to $2,548,000 for the nine-month  period  ended  September  30,  2004.  The  decrease is  attributable primarily to an increase in accounts receivable of $975,000.

     Cash  used in  investing  activities  was  $734,000,  which  was  primarily attributable to capital  expenditures  for new equipment and upgrades to the BDR
Broadband Systems of $731,000.

     Cash used in financing activities was $969,000 for the first nine months of
2005 primarily  comprised of $10,740,000 of borrowings  offset by $11,709,000 of repayments of debt.

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
2006,  (ii) provide for a interest rate on the  revolving  line of credit of the prime rate plus 2.0%, with a floor of 5.5% (8.75% at September 30, 2005),  (iii)
waive the  applicability  of  consolidated  pre-tax income for the quarter ended
December 31,  2004,  (iv) suspend the  applicability  of the cash flow  coverage ratio  covenant  until  March 31,  2006,  and (v)  impose a  financial  covenant requiring the Company to achieve certain levels of  consolidated  pre-tax income on a quarterly basis commencing with the fiscal quarter ended March 31, 2005.

     At March 31, 2005,  June 30, 2005 and September  30, 2005,  the Company was
unable  to  meet  one of its  financial  covenants  required  under  its  credit agreement  with  Commerce  Bank,  which  non-compliance  was  waived by the Bank effective  as of  such  date.  See  footnote  5 in the  notes  to the  Company's unaudited consolidated financial statements contained in this Form 10-Q for more information  regarding the  non-compliance  at March 31, 2005, June 30, 2005 and
September  30, 2005 and the  accounting  treatment of portions of the debt under the credit agreement as non-current.

     At  September  30, 2005,  there was  $4,041,000,  $510,000  and  $2,683,000 outstanding  under the revolving  line of credit,  term loan and mortgage  loan, respectively.

     The Company has from time to time  experienced  short-term cash requirement issues.  In 2002, the Company paid  approximately  $1,880,000 in connection with acquiring its majority interest in BDR Broadband and paying off the Seller Notes for BDR Broadband.  In addition,  the Company will incur additional  obligations related to royalties, if any, in connection with its $1,167,000 cash investments during 2003, in NetLinc and BTT. While the Company's  existing  lender agreed to allow the Company to fund both the BDR Broadband obligations and the NetLinc/BTT obligations using its line of credit,  such lender did not agree to increase the maximum amount available under such line of credit. These expenditures,  coupled with the March 2004  amendment to the Company's  credit  agreement with Commerce
Bank described above, have reduced the Company's working capital. The Company is exploring  various  alternatives  to  enhance  its  working  capital,  including inventory-related  pricing and product reengineering efforts, as well as seeking alternative  financing.  During  October,  2005,  the  Company  entered  into  a commitment letter with National City Business Credit,  Inc. ("NCBC") pursuant to which NCBC  committed  to  provide  to the  Company a  $10,000,000  asset  based revolving credit facility and a $3,500,000 term loan facility (see footnote 9 in the notes to the Company's unaudited consolidated financial statements contained in this Form 10-Q for further  information  regarding the commitment letter with
NCBC).  During 2004, BDR Broadband had positive  operating cash flow,  which has continued in 2005.  As such,  BDR  Broadband  is not  presently  anticipated  to adversely impact the Company's working capital.

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
Accordingly, the Company will adopt SFAS No. 123R in its first quarter of fiscal
2006.  The Company is currently  evaluating  the provisions of SFAS No. 123R and has  not  yet  determined  the  impact  that  this  Statement  will  have on its consolidated results of operations or financial position.

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

     In May,  2003,  the FASB  issued  SFAS No.  150,  "Accounting  for  Certain
Financial Instruments with Characteristics of both Liabilities and Equity." SFAS
No. 150  clarifies the  definition  of a liability as currently  defined in FASB
Concepts  Statement No. 6 "Elements of Financial  Statements,"  as well as other planned revisions.  This statement requires a financial instrument that embodies an obligation of an issuer to be  classified  as a liability.  In addition,  the statement  establishes  standards for the initial and subsequent  measurement of these  financial  instruments  and  disclosure  requirements.  SFAS  No.  150 is effective for financial  instruments entered into or modified after May 31, 2003 and for all other  matters,  is effective at the  beginning of the first interim period  beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial position or results of operations.

     In  January,   2003,  the  FASB  issued  Interpretation   ("FIN")  No.  46,
"Consolidation  of Variable  Interest  Entities" and in December 2003, a revised interpretation  was issued  (FIN No. 46, as  revised).  In  general,  a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business  purposes that either does not have equity investors with  voting  rights or has  equity  investors  that do not  provide  sufficient financial  resources  for the entity to support its  activities.  FIN No. 46, as revised  requires  a VIE to be  consolidated  by a company  if that  company  is designated  as the  primary  beneficiary.  The  interpretation  applies  to VIEs created after January 31, 2003,  and for all financial  statements  issued after
December 15, 2003 for VIEs in which an enterprise held a variable  interest that it acquired before February 1, 2003. The adoption of FIN No. 46, as revised, did not have a material effect on the Company's  consolidated  financial position or results of operations.

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
Uncertainty  about the timing and/or method of settlement of a conditional asset retirement  obligation  should be factored into the measurement of the liability when sufficient  information  exists. FIN 47 also clarifies when an entity would have  sufficient  information to reasonably  estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after  December 15, 2005. The Company plans to adopt FIN 47 at the end of its 2005 fiscal year and does not believe that the adoption will have a material impact on its consolidated results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  market  risk  inherent  in the  Company's  financial  instruments  and positions represents the potential loss arising from adverse changes in interest rates.  At September  30, 2005 and 2004 the  principal  amount of the  Company's aggregate  outstanding variable rate indebtedness was $4,041,000 and $3,331,000, respectively.  A  hypothetical  100 basis point increase in interest rates would have had an annualized  unfavorable impact of approximately $40,000 and $33,000, respectively,  on the  Company's  earnings  and  cash  flows  based  upon  these quarter-end  debt levels.  At September  30, 2005,  the Company did not have any derivative financial instruments.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On November 10, 2005,  the Company and its  recently  formed,  wholly-owned subsidiary,  Blonder Tongue Far East, LLC, a Delaware limited  liability company
("BTFE"), entered into a Joint Venture Agreement (the "Joint Venture Agreement")
with Master Gain  International  Industrial,  Limited,  a Hong Kong  corporation
("Master Gain"), to manufacture  products in the People's Republic of China (the
"Joint  Venture").  The Joint Venture  Agreement  contemplates  the formation of several new entities including a new Chinese  manufacturing company to be called
Shenzhen  China Blonder  Tongue  ("SCBT"),  fifty percent (50%) of which will be owned  (directly  or  indirectly)  by each of the Company and Master  Gain.  The formation of SCBT and the extent of its  operations  will be subject to approval and regulation by the People's Republic of China.

     The  Company  will  grant SCBT a license  to use  certain of the  Company's technology  and  know-how  to  manufacture  and sell  certain  of the  Company's products,  and an exclusive  distributorship  to sell  certain of the  Company's products in the Asian,  Southeast Asian, African,  European,  Middle Eastern and
Australian  markets.  This  arrangement will commence with less complex products being  licensed  and  manufactured  during the early  stages and progress to the license, manufacturing and sale of more complex products over time.

     The  Joint  Venture  Agreement  contemplates  that the Joint  Venture  will acquire from third parties,  other technology and rights to manufacture,  market and sell products  developed from these other  technologies,  including  certain cable modem  termination  system  hardware  and software  technology  (the "CMTS
Technology").   The  Joint   Venture   will  grant  the  Company  an   exclusive
distributorship to sell such products in the North American,  South American and
Caribbean markets.

     Master Gain will  contribute  $5,850,000  to the Joint Venture (the "Master
Gain Contribution").  The Company will, upon receipt by the Joint Venture of the
Master  Gain  Contribution  and  acquisition  by the Joint  Venture  of the CMTS
Technology,  contribute  1,000,000 shares of its unregistered  common stock, par value $.001 per share,  to the Joint  Venture  and will grant  Master Gain stock options to purchase up to 500,000  shares of the Company's  unregistered  common stock. The shares of unregistered common stock contributed by the Company to the
Joint Venture will be subject to a voting trust agreement, whereby an officer of the Company will be designated as the voting trustee.  Both the shares issued to the Joint Venture as well as the options  granted to Master Gain will be subject to certain restrictions and rights of cancellation.  The exercise price, vesting schedule and expiration of the options will be in accordance with the following:
(i) options to purchase  50,000  shares at an exercise  price of $5.00 per share will vest upon receipt by the Joint Venture of the Master Gain  Contribution and
acquisition by the Joint Venture of the CMTS Technology and expires on September
30, 2008; (ii) options to purchase  150,000 shares at an exercise price of $7.00 per share will vest on April 15,  2007 and expire on April 14,  2010;  and (iii)
options to purchase 300,000 shares at an exercise price of $10.00 per share will vest on April 15, 2008 and expire on April 14, 2011. The shares of  unregistered common stock will be issued in reliance  upon the  exemption  from  registration provided  by  Section  4(2) of the  Securities  Act of  1933,  as  amended.  The unregistered  common stock will be issued to one or more affiliated  entities of which the Company will own, directly or indirectly a 50% interest,  and all such entities  will  have  access to the  Company's  most  recent  Form  10-K/A,  all quarterly and other  periodic  reports filed  subsequent to such Form 10-K/A and the Company's most recent proxy materials.

     Consummation  of  the  transactions   contemplated  by  the  Joint  Venture
Agreement  are subject to certain  conditions  as set forth in the Joint Venture
Agreement,  including obtaining any consent,  approval, permit, license or other authorization  required from any and all  governmental  authorities  with proper jurisdiction, including, without limitation, the People's Republic of China.

     The foregoing  description of the Joint Venture  Agreement does not purport to be  complete  and is  qualified  in its  entirety by  reference  to the Joint
Venture  Agreement,  a copy of  which is filed as  Exhibit  10.1  hereto  and is incorporated by reference herein.

ITEM 6. EXHIBITS

     Exhibits

     The exhibits are listed in the Exhibit Index appearing at page 24 herein.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                        BLONDER TONGUE LABORATORIES, INC.

      Date:  November 14, 2005          By: /s/ James A. Luksch
                                            James A. Luksch
                                            Chief Executive Officer

                                        By: /s/ Eric Skolnik
                                            Eric Skolnik
                                            Senior Vice President and
                                            Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit #          Description                              Location

3.1      Restated Certificate of Incorporation   Incorporated by reference from
         of Blonder Tongue Laboratories, Inc.    Exhibit 3.1 to S-1 Registration
                                                 Statement No. 33-98070
                                                 originally filed October 12,
                                                 1995, as amended.

3.2      Restated Bylaws of Blonder Tongue       Incorporated by reference from
         Laboratories, Inc.                      Exhibit 3.2 to S-1 Registration
                                                 Statement No. 33-98070
                                                 originally filed October 12,
                                                 1995, as amended.

10.1     Joint Venture Agreement, dated          Filed herewith.
         November 10, 2005, among, Blonder
         Tongue Laboratories, Inc, Blonder
         Tongue Far East, LLC, and Master Gain
         International Industrial, Limited.

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

                                                                    Exhibit 31.1

                                  CERTIFICATION

     I, James A. Luksch, Chief Executive Officer of Blonder Tongue Laboratories,
Inc., certify that:

     1.   I have reviewed this  quarterly  report on Form 10-Q of Blonder Tongue
Laboratories, Inc.;

     2.   Based on my  knowledge,  this  report  does  not  contain  any  untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this report;

     3.   Based on my knowledge,  the financial statements,  and other financial information included in this report, fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4.   The registrant's other certifying officer(s) and I are responsible for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a)   Designed such disclosure controls and procedures,  or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant,  including its consolidated  subsidiaries,  is made  known to us by  others  within  those entities,  particularly during the period in which this quarterly report is being prepared;

          b)   Evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures and presented in this report our conclusions  about the effectiveness of the disclosure controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

          c)   Disclosed in this report any change in the registrant's  internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the  registrant's  fourth fiscal quarter in the case of an annual report) that has materially affected,  or is reasonably likely to materially  affect,  the  registrant's  internal  control over financial reporting; and

     5.   The  registrant's  other  certifying  officer(s) and I have disclosed, based  on  our  most  recent  evaluation  of  internal  control  over  financial reporting,  to  the  registrant's  auditors  and  the  audit  committee  of  the
registrant's   board  of  directors  (or  persons   performing   the  equivalent
functions):

          a)   All  significant  deficiencies  and  material  weaknesses  in the design or operation of internal control over financial  reporting which are reasonably  likely to adversely affect the registrant's  ability to record, process, summarize and report financial information; and

          b)   Any fraud,  whether or not material,  that involves management or other employees who have a significant  role in the  registrant's  internal control over financial reporting.

Date:  November 14, 2005

                                         /s/ James A. Luksch
                                         James A. Luksch
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                                                    Exhibit 31.2

                                  CERTIFICATION

     I, Eric  Skolnik,  Senior Vice  President  and Chief  Financial  Officer of
Blonder Tongue Laboratories, Inc., certify that:

          1.   I have  reviewed  this  quarterly  report on Form 10-Q of Blonder
Tongue Laboratories, Inc.;

          2.   Based on my  knowledge,  this  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this report;

          3.   Based  on my  knowledge,  the  financial  statements,  and  other financial  information  included in this report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this report;

          4.   The   registrant's   other   certifying   officer(s)  and  I  are
responsible for establishing and maintaining  disclosure controls and procedures
(as defined in Exchange Act Rules  13a-15(e) and  15d-15(e))  for the registrant and have:

               a)   Designed such disclosure controls and procedures,  or caused
     such   disclosure   controls  and  procedures  to  be  designed  under  our
     supervision,   to  ensure  that  material   information   relating  to  the
     registrant, including its consolidated subsidiaries, is made known to us by others within those entities,  particularly during the period in which this quarterly report is being prepared;

               b)   Evaluated the  effectiveness of the registrant's  disclosure controls and procedures and presented in this report our conclusions  about the effectiveness of the disclosure controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

               c)   Disclosed  in this  report  any  change in the  registrant's
     internal  control  over  financial   reporting  that  occurred  during  the
     registrant's  most recent fiscal  quarter (the  registrant's  fourth fiscal quarter in the case of an annual report) that has materially  affected,  or is  reasonably  likely to  materially  affect,  the  registrant's  internal control over financial reporting; and

          5.   The  registrant's   other   certifying   officer(s)  and  I  have
disclosed,  based  on our  most  recent  evaluation  of  internal  control  over financial reporting, to the registrant's auditors and the audit committee of the
registrant's   board  of  directors  (or  persons   performing   the  equivalent
functions):

               a)   All significant  deficiencies and material weaknesses in the design or operation of internal control over financial  reporting which are reasonably  likely to adversely affect the registrant's  ability to record, process, summarize and report financial information; and

               b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 14, 2005

                                         /s/ Eric Skolnik
                                         Eric Skolnik
                                         Senior Vice President and
                                         Chief Financial Officer
                                          (Principal Financial Officer)

                                                                    Exhibit 32.1

                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     To the knowledge of each of the  undersigned,  this Report on Form 10-Q for the quarter ended  September 30, 2005 fully  complies with the  requirements  of
Section 13(a) or 15(d) of the Securities  Exchange Act of 1934, as amended,  and the  information  contained  in this Report  fairly  presents,  in all  material respects,  the financial  condition and results of operations of Blonder  Tongue
Laboratories, Inc. for the applicable reporting period.

Date:  November 14, 2005           By: /s/  James A. Luksch
                                       James A. Luksch, Chief Executive Officer

                                   By: /s/  Eric Skolnik
                                       Eric Skolnik, Chief Financial Officer