Form 10-K
period 2005-12-31
BLONDER TONGUE LABORATORIES INC
filed 2006-03-31
CIK 1000683

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ to __________________

Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.001	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer        Accelerated filer        Non-accelerated filer   X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   X

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2005: $10,598,097.

Number of shares of common stock, par value $.001, outstanding as of March 20, 2006: 8,015,406.

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2006 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant’s last fiscal year) are incorporated by reference into Part III of this report.

Forward-Looking Statements

In addition to historical information, this Annual Report of Blonder Tongue Laboratories, Inc. (“Blonder Tongue” or the “Company”) contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the sections entitled Item 1 - Business, Item 1A - Risk Factors, Item 3 - Legal Proceedings and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe”, “expect”, “anticipate”, “project” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

Introduction

For over a half century, Blonder Tongue has been a designer, manufacturer, and supplier of products for the cable television industry. Until the past few years, the emphasis has been to maintain a dominant position in the market "niche" of private cable systems. However, as the distinction between the private and franchise cable markets has become blurred, the Company has widened its strategic thrust to accommodate both markets. The Company has evolved from a manufacturer of electronics equipment to a provider of voice, video and data integrated network solutions. In the private cable market, products are sold to customers servicing multiple dwelling units (MDU's), the lodging industry, and institutions such as hospitals, prisons, schools and marinas. Now the Company also supplies products to customers servicing the single family dwelling (franchise cable) market.

Both the private and franchise cable markets are reacting quickly to the surging demand for integrated systems which accommodate video, high speed data (Internet), and telephony. This is happening as cable companies add high speed data transmission and telephony to their product offerings, and as telephone companies move toward supplying a broader range of services (i.e. video and high speed data transmission). These market initiatives by both cable and telephone companies, provide opportunities for Blonder Tongue.

In addition to its "core" product line of head-end and distribution products, over the past several years the Company has added fiber communications network components, QPSK to QAM transcoders (for Echostar® and DigiCipher® Satellite systems), DigiCipher® compatible set top converters, and a broad range of Interdiction products. The Company has also introduced 8PSK to QAM transcoders for satellite-delivered high definition television (“HDTV”), an HDTV processor for over--the-air 8VSB HDTV channels and a QAM modulator.

The Company is a value-added distributor for Motorola's QAM decoder to the United States private cable and Canadian franchise cable markets. This, coupled with the QTM transcoder line, provides a low cost hardware solution for small system operators that want to offer digital programming from sources such as HITS and EchoStar. The Company's transcoder line has been further enhanced to include the High Definition Transcoder Modules which are intended for use with DISH Commercial TV™ from EchoStar as well as it’s HDTV processor for delivery of off-air HDTV signals over the systems distribution network.

Blonder Tongue recently introduced the Lighthouse Series of Fiber-to-the Home (“FTTH”) products which provide a standards-based delivery system for MDU's, gated communities, and small municipalities. This product series employs passive-optical-network architecture, which provides the operator with serviceability by requiring no active equipment between the headend and the customer. Through one single-mode fiber, the system delivers substantial bandwidth to each subscriber. This is a low-cost solution for the operator to provide FTTH that is compatible with Video-on-Demand, IP Video, and other applications of interest to the consumer.

Internet protocol television (IPTV) is an emerging technology which allows viewers to access broadcast network channels, subscriber services, and movies-on-demand. Although this technology is in its infancy, the market projections are impressive with an estimated 20 million homes worldwide subscribing to IPTV services by 2008. The Company is currently negotiating license agreements that will provide entry into this promising market. This technology is already experiencing full scale commercialization in international markets such as Hong Kong, Italy, and France.

On November 11, 2005, Blonder Tongue and its recently formed, wholly-owned subsidiary, Blonder Tongue Far East, LLC, a Delaware limited liability company, entered into a joint venture agreement (“Joint Venture Agreement”) with Master Gain International Industrial Limited (“Master Gain”), a Hong Kong corporation, to manufacture products in the People’s Republic of China (the “PRC”). This joint venture (the “Joint Venture”) was formed to compete with Far East manufactured products and to expand market coverage outside North America. The Joint Venture has identified a manufacturing facility in the PRC for acquisition and anticipates acquiring this facility and commencing production of certain products sometime in the second half of 2006. To date, the Joint Venture has formed a British Virgin Island entity which is owned fifty percent (50%) by each of the Joint Venture parties, however, the wholly-owned foreign subsidiary in the PRC that will acquire and operate the manufacturing facility has not yet been formed and the Joint Venture parties have not completed the capitalization of the Joint Venture. The Joint Venture anticipates that the formation of the wholly-owned subsidiary and funding of the Joint Venture will occur in the near future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview” for a more detailed description of the Joint Venture Agreement with Master Gain.

Ultimately, the Company believes that if the Joint Venture is successful, the manufacture of its core products in the PRC, while penetrating the franchised cable market in the Far East, will afford the Company the opportunity to leapfrog the competition, and will:

1.   Reduce the Company's manufacturing cost allowing a more aggressive marketing program in the private cable market.

2.   Provide the opportunity to acquire Chinese companies with technology in the hybrid fiber coax (HFC) transmission, the IPTV core passive component and high speed data fields, all with very attractive manufacturing costs.

3.   Facilitate the Company’s ability to sell to private and franchised cable operators in the Pacific Rim, particularly in the PRC.

4.   Provide access to advanced technologies from multiple companies (primarily located in Israel and the PRC) that are not capable of exploiting the same due to financial constraints or due to the inability to competitively produce such products for distribution in the large markets represented by the US and the Far East. The first of these products is the Coresma CMTS product which is being acquired by the Joint Venture and is now manufactured by the Company.

On February 27, 2006 (the “Effective Date”), the Company entered into a series of agreements related to its MegaPort’ line of high-speed data communications products. As a result of these agreements, the Company has expanded its distribution territory, favorably amended certain pricing and volume provisions and extended by 10 years the term of the distribution agreement for its MegaPort’ product line. These agreements also require the Company to guaranty the payment by Shenzhen Junao Technology Company Ltd. (“Shenzhen”), an affiliate of Master Gain, to Octalica, Ltd. (“Octalica”), in connection with Shenzhen’s purchase of T.M.T.-Third Millennium Technology Limited (“TMT”) from Octalica. In exchange for this guaranty, the Company obtained an assignable option (the “Option”) (having a term of one year, extendable on notice for an additional 90 days) to acquire substantially all of the assets and assume certain liabilities of TMT on substantially the same terms of the acquisition by Shenzhen from Octalica. The purchase price for TMT and, therefore, the amount and payment terms guaranteed by the Company is the sum of $383,150 plus an earn-out. The earn-out will not exceed 4.5% of the net revenues derived from the sale of certain products during a period of 36 months commencing after the sale of certain specified quantities of TMT inventory following the Effective Date. The cash portion of the purchase price is payable (i) $22,100 on the 120th day following the Effective Date, (ii) $22,100 on the last day of the twenty-fourth month following the Effective Date, and (iii) $338,950 commencing upon the later of (A) the second anniversary of the Effective Date and (B) the date after which certain volume sales targets for each of the MegaPort’ products have been met, and then only as and to the extent that revenues are derived from sales of such products. The Company anticipates that it will either exercise the Option or will assign the Option to the Joint Venture or one or more of the Joint Venture’s affiliates for exercise, prior to the expiration thereof.

Over the past several years, the Company has acquired a private cable system (BDR Broadband, LLC) and has acquired an interest in a company offering private telephone services suited to multiple dwelling unit applications.

BDR Broadband, a 90% owned subsidiary of the Company, acquired the rights-of-entry for certain MDU cable television and high-speed data systems. The systems are presently comprised of approximately 3,200 existing MDU cable television subscribers and approximately 7,800 passings. The 10% minority interest in BDR Broadband is owned by Priority Systems, LLC, which has expertise in marketing and operating MDU cable television systems. The Company believes its model for acquiring and operating private cable systems has been successful and can be replicated. During the past year, the Company acquired rights-of-entry for approximately 900 additional passings to offer cable television and/or high speed data services. Overall, the Company has increased its subscribers and passings from 2,900 and 6,900 as of the end of 2004 to 3,200 and 7,800 as of the end of 2005. The Company is seeking opportunities to acquire additional rights-of-entry and is presently negotiating several of these opportunities.

The Company entered into a series of agreements in March 2003 and September 2003 to acquire a 50% economic interest in NetLinc Communications, LLC and Blonder Tongue Telephone, LLC (to which the Company has licensed its name). As a result, the Company is now involved in providing a proprietary telephone system ideally suited to MDU development. The Company is entitled to receive incremental revenues associated with direct sales of telephony products and may receive additional revenue from telephone services provided to customers. Revenues derived from sales of these telephony products and services have not been material to date.

The Company was incorporated under the laws of the State of Delaware in November 1988 and completed its initial public offering in December 1995.

Strategy

Staying at the forefront of the communications broadband technology revolution is a constant challenge. The Company has continued to add products to respond to the changes taking place in the market. Over the past few years, in order to provide product and services that allow integrators to deploy triple play services of voice, data and video (both analog and digital), the Company has added digital TV transcoders, QAM set top boxes, two high speed data product lines (one DOCSIS based) and a primary telephone equipment line for MDU’s. More recently, the Company introduced a fiber to the home product line, HDTV headend products and a QAM modulator.

In response to the pressure to compete with Far East manufactured products and to expand its market coverage outside North America, the Company has entered into a Joint Venture to manufacture and market its products in the Peoples Republic of China. Such products would also be sold in the United States. The Company believes that this Chinese initiative will reduce the manufacturing costs of its products, with resultant improvement in gross profit margins, provide the opportunity to acquire competitive Chinese TV technology, add to its product coverage and allow the Company to sell to the cable markets in the Pacific Rim, particularly in the PRC. The Company anticipates that the Joint Venture will commence production of products in the PRC during the second half of 2006.

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

The continuing evolution of the Company’s product lines (headend and distribution) is necessary to maintain the ability to provide all of the electronic equipment needed to build small cable systems and much of the equipment needed in larger systems for the most efficient operation and highest profitability in high density applications.

Industry Overview

The broadband signal distribution industry (involving the high-speed transmission of television, telephony and internet signals) has been dominated by franchise multiple system cable operators, or MSOs. The penetration of wireless, direct-broadcast satellite (“DBS”), such as DirecTV and Dish Network, in the TV market continues to grow with a combined subscriber count in excess of 25 million. The regional telephone operators (i.e. Verizon and AT&T) compete with the MSO’s for high speed data services. And, now Verizon and AT&T are building fiber optic networks capable of delivering triple play services nationally direct to the home or to the curb utilizing packet-based, Internet protocol, technology (IP). The MSO’s are deploying IP for their Video on Demand (VOD) services and continue to expand the reach of fiber to maintain their dominant position.

The long term result of these activities is increased competition for the provision of all three services and a trend toward delivery of these services through fiber using IP technology. It is not known how long this transition will take but to remain competitive, the Company must continue to increase its product offerings for fiber transmission, IP encoding and decoding and fiber to the home applications.

Cable Television

Most cable television operators have built fiber optic networks with various combinations of fiber optic and coaxial cable to deliver television signal programming, data, and phone services on one drop cable. Cable television deployment of fiber optic trunk has been completed in most existing systems. The system architecture being employed to accomplish the combined provision of television, high-speed data and telephone service is a hybrid fiber coaxial (“HFC”) network. In an HFC network, fiber optic trunk lines connect to nodes which typically feed 100 to 500 subscribers, using coaxial cable. Delivery of VOD services incorporates IP technology to update the file servers in the systems, which deliver VOD programs.

The Company believes that most major metropolitan areas will eventually have complex networks of two or more independent operators interconnecting homes, while private cable operators will provide service to many multi-dwelling complexes. All of these networks are potential users of Blonder Tongue headend, digital, telephone and interdiction products.

Multiple Dwelling Units (MDUs)

MDUs, because they represent a large percentage of the private cable market, have historically been responsible for a high percentage of the Company’s sales. In the early days of cable television MDUs were served by franchise cable operators. New private cable systems deploy lower cost dedicated headends and by supplying all three services (video, voice and high-speed data), have substantially greater revenues per subscriber, thereby improving the return on investment over what was possible 10 years ago.

A typical private cable MDU provides 60 to 80 channels of analog signals, as many as 500 digital video channels, high-speed data and telephone services, utilizing the Company’s core headend products (receivers, modulators, transcoders, processors, etc), primary telephone equipment and distribution products.

Lodging

Competition among private cable integrators serving the lodging market to provide more channels, video-on-demand, and enhanced interactivity, has resulted in increased demand for television system electronics. These systems have been and continue to be well received in the market, as property owners have sought additional revenues and guests have demanded increased in-room conveniences. The leading system integrators in this market rely upon outside suppliers for their system electronics and most are Blonder Tongue customers. These companies and others offer lodging establishments systems that provide true video-on-demand movies with a large selection of titles. To meet these demands, the typical lodging system headend will include as many as 20 to 40 receivers and as many as 60 to 80 modulators, and will be capable of providing the guest with more free channels, video-on-demand for a broad selection of movie titles, and interactive services such as remote check-out and concierge services.

Most of the systems with video-on-demand service were initially in large hotels, where the economics of high channel capacity systems are more easily justified. The conversion of hotel pay-per-view systems into video-on-demand is increasing. Smaller hotels and motels are being provided with video-on-demand as enhanced technology results in reduced headend costs, keeping the market growth reasonably steady. A current trend in lodging is to provide “plug-and-play” high-speed data service to customers and Blonder Tongue’s MegaPort™ high-speed data product is an ideal solution for hotel/motel high-speed data deployment.

International

Cable television service for much of the world is expanding as technological advancement reduces the cost to consumers. In addition, economic development in Latin America and Asia has allowed construction of integrated delivery systems that utilize a variety of electronics and broadband hardware. The pace of growth is difficult to predict, but as more alternatives become available and television service becomes increasingly affordable, it is anticipated that more equipment will be placed in the field. The Company utilizes several distributors in Florida and within Latin America to serve the Latin American market, although during the last several years international sales have not materially contributed to the Company’s revenue base. The recently announced Joint Venture to manufacture products in the PRC will focus on selling to the large customer base in the Pacific Rim, while expanding the Company’s capability to manufacture core products at a more competitive cost. In connection with any expansion, however, there are inherent risks of international operations in general, and operating in the PRC in particular. These risks are described in more detail under Risk Factors below.

Additional Considerations

The technological revolution with respect to video, data and voice services continues at a rapid pace. Cable TV’s QAM video is competing with DirecTV and EchoStar’s DBS service; cable modems compete with DSL offered by the Regional Bell Operating Companies (“RBOC”); RBOC’s are building national fiber networks and are now beginning to deliver video, data and voice services directly to the home over fiber optic cable, and voice over IP (“VOIP”) is being offered by cable companies and others in competition with traditional phone companies. The Company is also beginning to see the convergence of data and video communications, wherein computer and television systems merge. While it is not possible to predict with certainty which technology will be dominant at any particular point in time, the Company believes that delivery of services using IP technology will eventually dominate the delivery systems of the future and the tremendous bandwidth available through the use of fiber optic cable will eventually be the dominant carrier of video, voice and data communications signals.

Since United States television sets are for the most part analog (not digital), direct satellite television, digitally compressed programming and IP delivery requires headend products or set-top decoding receivers or converters to convert the transmitted signals back to analog. The replacement of all television sets with digital sets will be costly and take many years to complete. The Company believes that for many years to come, program providers will deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ decoding receivers at each television set.

Products

Blonder Tongue’s products can be separated, according to function, into the several categories described below:

• Analog Video Headend Products used by a system operator for signal acquisition, processing and manipulation for further transmission. Among the products offered by the Company in this category are satellite receivers, integrated receiver/decoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers, and processors. The headend is like the “brain” of a television signal distribution system. It is the central location where the multi-channel signal is initially received, converted and allocated to specific channels for analog distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, a receiver will also be required to decode the signal. Blonder Tongue is a licensee of Motorola, Inc.’s (“Motorola”) VideoCipher® and DigiCipher® encryption technologies and integrates their decoders into integrated receiver/decoder products, where required. The Company estimates that Analog Video Headend Products accounted for approximately 49% of the Company’s revenues in 2005, 52% in 2004 and 54% in 2003.

• Digital Video Headend Products used by a system operator for acquisition, processing and manipulation of digital video signals. An alternative to converting signals to analog for distribution is to transcode the satellite signal’s modulation from QPSK (quadrature phase shift key) to QAM (quadrature amplitude modulation) or 8PSK to QAM for HDTV signals received from a satellite transponder, since QPSK and 8PSK are optimum for satellite transmission and QAM is optimum for fiber/coaxial distribution. This maintains the signal in its digital form and saves precious system bandwidth. Digital Products continue to expand in the cable marketplace and bring more advanced technology to consumers and operators. Blonder Tongue is constantly expanding its Digital Products offering, which includes a complete line of Transcoders for economically deploying and adding a digital programming tier, including both standard and HDTV programming, Digital QAM up-converters for data-over-cable applications and Digital High Definition Television Processors for delivery of HDTV programming and QAM modulators.

• High-speed Data Products used to provide Internet access and transfer data over a hybrid fiber/coaxial cable system. Products in this category include standard DOCSIS cable modems, DOCSIS/Euro DOCSIS CMTS (cable modem termination system), and the MegaPort™ solution for providing broadband Internet access to hospitality environments & MDUs. The MegaPort™ solution consists of two main components, the Gateway and the Intelligent Outlets. The Gateway is a broadband Ethernet router or bridge that establishes a network within a building or community over the existing coaxial cable system. The Intelligent Outlet serves as the modem, but is permanently installed in the location to eliminate loss of equipment associated with churn. Each Gateway can accommodate 64 enabled Outlets and with a software upgrade, up to 250 outlets. This is a relatively new category of products for the Company and has not as yet contributed significantly to the Company’s revenues.

• Telephony Products used to provide expanded telephone service to MDU subscribers. These products are designed to offer carrier class telephone service to residences using existing twisted pair wires. Service will be fully transparent to subscribers with advanced calling features such as 911, Caller ID, Call Waiting Plus, and Three-way Calling available and bundled at a flat rate to subscribers. The Blonder Tongue telephony family of products includes a T1 concentrator and a multiplexer. The system starts at a telephone company class 5 switch located at their local central office. A T1 line is routed from the switch and brought to the LoopXpress Concentrator. The telephone information is then routed to the LineXpress Multiplexer which converts the digital format into analog voice frequencies for transmission to up to 12 independent resident telephone lines. The existing twisted-pair telephone wiring infrastructure is utilized to provide dial tone at a resident’s premises using any standard telephone. System operation, including activating and deactivating phone lines, is achieved through a point-and-click software package. Communication to the equipment can be performed locally or remotely for increased operating efficiency and simplified system management. The Company does not have a significant history of sales of telephony products as it only acquired the distribution rights in 2003. In its preferred configuration, this telephone service (which is capable of deploying VOIP service at lower cost) is a true primary line service with full 911 capability. Sales volume has been lower than originally anticipated. While the Company believes that sales will grow at a moderate pace, it is unclear whether such sales will become a significant source of revenue for the Company.

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

• Fiber Products used to transmit the output of a cable system headend to multiple locations using fiber optic cable. Among the products offered are optical transmitters, receivers, couplers, splitters, compatible accessories and FTTH (Fiber-to-the-Home) solutions. These products convert RF frequencies to light (or infrared) frequencies and launch them on optical fiber. At each receiver site, an optical receiver is used to convert the signals back to normal VHF frequencies for distribution to subscribers. Sales of products in this category are expected to increase due to the Company’s recent addition of fiber-to-the-home products.

• Distribution Products used to permit signals to travel from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a distribution network of fiber optic or coaxial cable. Among the products offered by the Company in this category are line extenders, broadband amplifiers, directional taps, splitters and wall taps. In cable television systems, the distribution products are either mounted on exterior telephone poles or encased in pedestals, vaults or other security devices. In private cable systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coaxial cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company estimates distribution products accounted for approximately 20% of the Company’s revenues in 2005, 19% in 2004 and 19% in 2003.

• Addressable Subscriber and Interdiction Products used to control access to programming at the subscriber’s location. Among the products offered by the Company in this category are (i) its VideoMask™ addressable signal jammer, licensed from Philips Electronics North America Corporation and its affiliate Philips Broadband Networks, Inc. (ii) the SMI Interdiction product line acquired from Scientific-Atlanta, Inc. as part of its interdiction business, and (iii) the Addressable Multi-Tap (AMT). Interdiction products limit the availability of programs to subscribers, through jamming of particular channels. Such products enable an operator or consumer to control subscriber access to premium channels and other enhanced services locally or through a computer located off-premises. They also eliminate the necessity of an operator having to make a service call to install or remove passive traps and eliminate the costs associated with damage or loss of analog set-top converters in the subscribers’ locations. The Company believes that the reduction in operating costs, programming piracy, and converter loss which can be obtained through the use of interdiction can be a significant factor in further product penetration into the franchise cable market in MDU applications. Recently, the Company introduced a consumer version of this product, the TV Channel Blocker Parental Control, which provides local (at the consumer level) control of the full analog block of channels. The customer can select which programs he or she considers objectionable to his or her children or family and locally select to block them. While it is not possible to predict the breadth of market acceptance for these products, the Company believes there is reasonable potential in the private cable market, franchise cable market and consumer market as alternatives to, or in conjunction with, set-top converters and as a viable option for companies and municipalities that are overbuilding existing cable infrastructures and are seeking a more consumer-friendly and cost-effective way to compete with the incumbent franchise cable operator.

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

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand the frequency range of existing products in order to accommodate customer demand for greater channel capacity, (iii) license new technology (such as digital satellite receiver decoders and high-speed data transmission products), and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources, to suit the dynamics of the evolving marketplace. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects with the expectation or promise of substantial future orders from such customers or customer prospects. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering to lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties when the Company believes that it can obtain such technology more quickly and/or cost-effectively from such third parties than the Company could otherwise develop on its own, or when the desired technology is proprietary to a third party. There were 15 employees in the research and development department of the Company at December 31, 2005. The Company spent $1,552,000, $1,549,000 and $1,833,000 on research and development expenses for the years ended December 31, 2005, 2004 and 2003, respectively.

Marketing and Sales

Blonder Tongue markets and sells its products worldwide to the following markets: private cable operators, system contractors, franchise cable operators, the lodging industry, institutions, satellite dealers and retailers. Sales are made directly to customers by the Company’s internal sales force, as well as through numerous domestic stocking distributors (which accounted for approximately 39% of the Company’s revenues for fiscal 2005). These distributors serve multiple markets. Direct sales to private cable operators and system integrators accounted for approximately 24% of the Company’s revenues for fiscal 2005.

The Company’s sales and marketing function is predominantly performed by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects. The Company’s internal sales force consists of 35 employees, which currently includes 13 salespersons (9 salespersons in Old Bridge, New Jersey, one salesperson in each of North Myrtle Beach, South Carolina, Cudahy, Wisconsin, Austin, TX and Santa Margarita, CA) and 22 sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

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

The Company had approximately $2,800,000 in purchase orders as of December 31, 2005 and approximately $303,000 in purchase orders as of December 31, 2004. All outstanding purchase orders as of December 31, 2005 are expected to be shipped prior to December 31, 2006. These purchase orders are for the future delivery of products and are subject to cancellation by the customers.

Customers

Blonder Tongue has a broad customer base, which in 2005 consisted of approximately 425 active accounts. Approximately 48%, 39%, and 43% of the Company’s revenues in fiscal years 2005, 2004, and 2003, respectively, were derived from sales of products to the Company’s five largest customers. In 2005 and 2004, sales to Toner Cable Equipment, Inc. accounted for approximately 17% and 18% respectively of the Company’s revenues. There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. However, the Company anticipates that these customers will continue to account for a significant portion of the Company’s revenues in future periods, although none of them is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period.

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

The Company’s revenues are derived primarily from customers in the continental United States, however, the Company also derives revenues from customers outside the continental United States, primarily in Canada and to a more limited extent, in underdeveloped countries. Television service is less developed in many international markets, particularly Latin America and Asia, creating opportunity for those participants who offer quality products at a competitive price. Sales to customers outside of the United States represented approximately 6%, 4% and 2% of the Company’s revenues in fiscal years 2005, 2004 and 2003 respectively. All of the Company’s transactions with customers located outside of the continental United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions. In connection with the Company’s anticipated expansion into the PRC, the Company will likely have foreign currency transactions and will be subject to various capital and exchange controls programs related to its PRC operations. See Risk Factors below for more detail on the risk of foreign operations.

Manufacturing and Suppliers

Blonder Tongue’s manufacturing operations are located at the Company’s headquarters in Old Bridge, New Jersey. The Company’s manufacturing operations are vertically integrated and consist principally of the assembly and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chassis and cabinets for such assemblies. Management continues to implement a significant number of changes to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor, an increased use of surface mount, axial lead and radial lead robotics to place electronic components on printed circuit boards, a continuing program of circuit board redesign to make more products compatible with robotic insertion equipment and an increased integration in machining and fabrication. All of these efforts are consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products. The Company has also formed the Joint Venture with Master Gain, which Joint Venture expects to acquire a manufacturing facility in the PRC and ultimately commence production of certain products at that facility. If successful, the Company may shift a material portion of its manufacturing operations to the PRC in order to maximize manufacturing and operational efficiencies.

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

Competition

All aspects of the Company’s business are highly competitive. The Company competes with national, regional and local manufacturers and distributors, including companies larger than Blonder Tongue which have substantially greater resources. Various manufacturers who are suppliers to the Company sell directly as well as through distributors into the franchise and private cable marketplaces. Because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may seek to enter the principal markets served by the Company. Many of these potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than Blonder Tongue. The Company expects that direct and indirect competition will increase in the future. Additional competition could result in price reductions, loss of market share and delays in the timing of customer orders. The principal methods of competition are product differentiation, performance and quality, price and terms, service, and technical and administrative support. The Company believes it differentiates itself from competitors by continuously offering new products and delivering a high performance-to-cost ratio.

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

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2005 and does not anticipate incurring in 2006 material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

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

Employees

As of February 10, 2006, the Company employed approximately 271 people, including 192 in manufacturing, 15 in research and development, 10 in quality assurance, 35 in sales and marketing, and 19 in a general and administrative capacity. 119 of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company expiring in February, 2009. The Company considers its relations with its employees to be good.

ITEM 1A RISK FACTORS

The Company’s business operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company’s control. The following “Risk Factors” highlights some of these risks. Additional risks not currently known to the Company or that the Company now deems immaterial may also affect the Company and the value of its common stock. The risks described below, together with all of the other information included in this report, should be carefully considered in evaluating our business and prospects. The occurrence of any of the following risks could harm the Company’s business, financial condition or results of operations. Solely for purposes of the risk factors in this Item 1A, the terms “we” , “our” and “us” refer to Blonder Tongue Laboratories, Inc. and its subsidiaries.

Any substantial decrease in sales to one or more of our five largest customers may adversely affect our results of operations or financial condition.

Approximately 48%, 39% and 43% of our revenues in fiscal years 2005, 2004 and 2003, respectively, were derived from sales of products to our five largest customers. In 2005, 2004, and 2003, sales to Toner Cable Equipment, Inc. accounted for approximately 17%, 18% and 21%, respectively, of our revenues. There can be no assurance that any sales to these customers, individually or as a group, will reach or exceed historical levels in any future period. However, we anticipate that these customers will continue to account for a significant portion of our revenues in future periods, although none of them is obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide us with binding forecasts of product purchases for any future period.

The complement of leading customers may shift as the most efficient and better-financed integrators grow more rapidly than others. We believe that many integrators will grow rapidly, and, as such, our success will depend in part on:

•	the viability of those customers;

•	our ability to identify those customers with the greatest growth and growth prospects; and

•	our ability to maintain our position in the overall marketplace by shifting our emphasis to such customers.

Any substantial decrease or delay in sales to one or more of our leading customers, the financial failure of any of these entities, or our inability to develop solid relationships with the integrators which may replace the present leading customers, could have a material adverse effect on our results of operations and financial condition.

An inability to reduce expenses or increase of revenues may cause continued net losses.

We have had net losses each year since 2002. While management believes its plans to reduce expenses and increase revenues will return us to profitability, there can be no assurance that these actions will be successful. Failure to reduce expenses or increase revenues could have a material adverse effect on our results of operations and financial condition.

A significant increase to inventory reserves due to inadequate reserves in a prior period or to an increase in excess or obsolete inventories may adversely affect our results of operations and financial condition.

We continually analyze our slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, we establish reserves. If we do not meet our sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. We recorded an increase to our reserve of $4,372,000, $872,000 and $1,576,000 during 2005, 2004 and 2003, respectively. Although we believe reserves are adequate and inventories are reflected at net realizable value, there can be no assurance that we will not have to record additional inventory reserves in the future. Significant increases to inventory reserves could have a material adverse effect on our results of operations and financial condition.

An inability to develop, or acquire the rights to, technology, products or applications in response to changes in industry standards or customer needs may reduce our sales and profitability.

Both the private cable and franchised cable industries are characterized by the continuing advancement of technology, evolving industry standards and changing customer needs. To be successful, we must anticipate the evolution of industry standards and changes in customer needs, through the timely development and introduction of new products, enhancement of existing products and licensing of new technology from third parties. Although we depend primarily on our own research and development efforts to develop new products and enhancements to our existing products, we have and may continue to seek licenses for new technology from third parties when we believes that we can obtain such technology more quickly and/or cost-effectively from such third parties than we could otherwise develop on our own, or when the desired technology has already been patented by a third party. There can, however, be no assurance that new technology or such licenses will be available on terms acceptable to us. There can be no assurance that:

•	we will be able to anticipate the evolution of industry standards in the cable television or the communications industry generally;

•	we will be able to anticipate changes in the market and customer needs;

•	technologies and applications under development by us will be successfully developed; or

•	successfully developed technologies and applications will achieve market acceptance.

If we are unable for technological or other reasons to develop and introduce products and applications or to obtain licenses for new technologies from third parties in a timely manner in response to changing market conditions or customer requirements, our results of operations and financial condition would be materially adversely affected.

Anticipated increases in direct and indirect competition with us may have an adverse effect on our results of operations and financial condition.

All aspects of our business are highly competitive. We compete with national, regional and local manufacturers and distributors, including companies larger than us, which have substantially greater resources. Various manufacturers who are suppliers to us sell directly as well as through distributors into the cable television marketplace. Because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may seek to enter the principal markets served by us. Many of these potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we have. We expect that direct and indirect competition will increase in the future. Additional competition could have a material adverse effect on our results of operations and financial condition through:

•	price reductions;

•	loss of market share;

•	delays in the timing of customer orders; and

•	an inability to increase our penetration into the cable television market.

Our sales and profitability may suffer due to any substantial decrease or delay in capital spending by private cable or franchise cable operators.

The vast majority of our revenues in fiscal years 2005, 2004 and 2003 came from sales of our products for use primarily in private cable systems. Demand for our products depends to a large extent upon capital spending on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including

•	access by private cable operators to financing for capital expenditures;

•	demand for their cable services;

•	availability of alternative video delivery technologies; and

•	general economic conditions.

In addition, our sales and profitability may in the future be more dependent on capital spending by traditional franchise cable system operators as well as by new entrants to this market planning to over-build existing cable system infrastructures, or constructing, rebuilding, maintaining and upgrading their systems. There can be no assurance that system operators in private cable or franchise cable will continue capital spending for constructing, rebuilding, maintaining, or upgrading their systems. Any substantial decrease or delay in capital spending by private cable or franchise cable operators would have a material adverse effect on our results of operations and financial condition.

Any significant casualty to our facility in Old Bridge, New Jersey may cause a lengthy interruption to our business operations.

We operate out of one manufacturing facility in Old Bridge, New Jersey (the “Old Bridge Facility”). While we maintain a limited amount of business interruption insurance, a casualty that results in a lengthy interruption of the ability to manufacture at, or otherwise use, that facility would have a material adverse effect on our results of operations and financial condition.

Our dependence on certain third party suppliers could create an inability for us to obtain component products not otherwise available or to do so only at increased prices.

We purchase several products from sole suppliers for which alternative sources are not available, such as the VideoCipher® and DigiCipher® encryption systems manufactured by General Instrument Corporation, which are standard encryption methodology employed on United States C-Band and Ku-Band transponders, certain components of EchoStar’s digital satellite receiver decoders, which are specifically designed to work with the DISH Network™, and certain components of Hughes Network Systems digital satellite receivers which are specifically designed to work with DIRECTV® programming. Our results of operations and financial condition could be materially adversely affected by:

•	an inability to obtain sufficient quantities of these components;

•	our receipt of a significant number of defective components;

•	an increase in component prices; or

•	our inability to obtain lower component prices in response to competitive pressures on the pricing of our products.

Our existing and proposed international sales and operations subject us to the risks of changes in foreign currency exchange rates, changes in foreign telecommunications standards, and unfavorable political, regulatory, labor and tax conditions in other countries.

Sales to customers outside of the United States represented approximately 6%, 4% and 2% of our revenues in fiscal years 2005, 2004 and 2003, respectively. Such sales are subject to certain risks such as:

•	changes in foreign government regulations and telecommunications standards;

•	export license requirements;

•	tariffs and taxes;

•	other trade barriers;

•	capital and exchange control programs;

•	fluctuations in foreign currency exchange rates;

•	difficulties in staffing and managing foreign operations; and

•	political and economic instability.

Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. There can be no assurance that sales to customers outside the United States will reach or exceed historical levels in the future, or that international markets will continue to develop or that we will receive additional contracts to supply our products for use in systems and equipment in international markets. Our results of operations and financial condition could be materially adversely affected if international markets do not continue to develop, we do not continue to receive additional contracts to supply our products for use in systems and equipment in international markets or our international sales are affected by the other risks of international operations.

Our anticipated international operations in the PRC may subject us to the risks of unfavorable political, regulatory, legal, and labor conditions in the PRC.

During the second half of 2006, we expect to being manufacturing and assembling some of our products in the Peoples’ Republic of China, or PRC. In addition, we may increase the amount of revenues we derive from sales to customers outside the United States, including sales in the PRC. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, operating in the PRC, including those risks described in the preceding risk factor. Although the PRC has a large and growing economy, its potential economic, political, legal and labor developments entail uncertainties and risks. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue indefinitely into the future. In the event of any changes that adversely affect our ability to conduct our operations within the PRC after we commence operations, our business will suffer.

Shifting our operations between regions may entail considerable expense.

We have signed an agreement with Master Gain with an intention to acquire a manufacturing facility in the PRC and ultimately commence production of certain products at this facility. If successful, over time we may shift a material portion of our operations to the PRC in order to maximize manufacturing and operational efficiency. This could result in reducing our domestic operations in the future, which in turn could entail significant one-time earnings charges to account for severance, equipment write offs or write downs and moving expenses.

Competitors may develop products that are similar to, and compete with, our products due to our limited proprietary protection.

Other than the SMI Interdiction product line acquired by us from Scientific-Atlanta, Inc., the underlying technology for which is covered by numerous U.S. and international patents, we possess limited patent or registered intellectual property rights with respect to our technology. We rely on a combination of contractual rights and trade secret laws to protect our proprietary technology and know-how. There can be no assurance that we will be able to protect our technology and know-how or that third parties will not be able to develop similar technology independently. Therefore, existing and potential competitors may be able to develop similar products which compete with our products. Such competition could adversely affect the prices for our products or our market share and could have a material adverse effect upon our results of operations and financial condition.

Patent infringement claims against us or our customers, whether or not successful, may cause us to incur significant costs.

While we do not believe that our products (including products and technologies licensed from others) infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against us or our customers. Damages for violation of third party proprietary rights could be substantial, in some instances damages are trebled, and could have a material adverse effect on the Company’s financial condition and results of operation. Regardless of the validity or the successful assertion of any such claims, we would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on our financial condition and results of operations. If we are unsuccessful in defending any claims or actions that are asserted against us or our customers, we may seek to obtain a license under a third party’s intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. The failure to obtain a license to a third party’s intellectual property rights on commercially reasonable terms could have a material adverse effect on our results of operations and financial condition.

Any increase in governmental regulation of the private cable or franchise cable market may have an adverse effect on our results of operations and financial condition.

The private cable industry, which represents the vast majority of our business, while in some cases subject to certain FCC licensing requirements, is not presently burdened with extensive government regulations. It is possible, however, that regulations could be adopted in the future which impose burdensome restrictions on private cable operators resulting in, among other things, barriers to the entry of new competitors or limitations on capital expenditures by private cable operators. Any such regulations, if adopted, could have a material adverse effect on our results of operations and financial condition.

Operators in the franchise cable market, which represents a relatively small percentage of our business, had been subject to extensive government regulation pursuant to the Cable Television Consumer Protection and Competition Act of 1992, which among other things provided for rate rollbacks for basic tier cable service, further rate reductions under certain circumstances and limitations on future rate increases. The Telecommunications Act of 1996 has deregulated many aspects of franchise cable system operation and has opened the door to competition among cable operators and telephone companies in each of their respective industries. It is possible, however, that regulations could be adopted which would re-impose burdensome restrictions on franchise cable operators resulting in, among other things, the grant of exclusive rights or franchises within certain geographical areas. In addition, certain rules adopted by the FCC in June, 2000 (as further revised in 2002 and 2004) provide for the re-designation of portions of the 18GHz-frequency band among the various currently allocated services, which rules have shifted demand away from our microwave gear. Any increased regulation of franchise cable could have a material adverse effect on our results of operations and financial condition.

Any increase in governmental environmental regulations or our inability or failure to comply with existing environmental regulations may cause an adverse effect on our results of operations or financial condition.

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. We do not anticipate material capital expenditures during the fiscal year ending 2006 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

Losing the services of our executive officers or our other highly qualified and experienced employees, or our inability to continue to attract and retain highly qualified and experienced employees, could adversely affect our business.

Our future success depends in large part on the continued service of our key executives and technical and management personnel, including James A. Luksch, Chief Executive Officer, and Robert J. Pallé, President and Chief Operating Officer. We maintain and are the beneficiary of $1,000,000 of key man life insurance on each of Mr. Luksch and Mr. Pallé. Our future success also depends on our ability to continue to attract and retain highly skilled engineering, manufacturing, marketing and managerial personnel. The competition for such personnel is intense, and the loss of key employees, in particular the principal members of our management and technical staff, could have a material adverse effect on our results of operations and financial condition.

Our organizational documents and Delaware state law contain provisions that could discourage or prevent a potential takeover or change in control of our company or prevent our stockholders from receiving a premium for their shares of our Common Stock.

Our board of directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock, to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any unissued series of undesignated Preferred Stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance of such stock could have a material adverse effect on the market value of the Common Stock. In addition, our Restated Certificate of Incorporation:

•	eliminates the right of our stockholders to act without a meeting;

•	does not provide cumulative voting for the election of directors;

•	does not provide our stockholders with the right to call special meetings;

•	provides for a classified board of directors; and

•	imposes various procedural requirements which could make it difficult for our stockholders to affect certain corporate actions.

These provisions and the Board’s ability to issue Preferred Stock may have the effect of deterring hostile takeovers or offers from third parties to acquire our company, preventing our stockholders from receiving a premium for their shares of our Common Stock, or delaying or preventing changes in control or management of our company. We are also afforded the protection of Section 203 of the Delaware General Corporation Law, which could:

•	delay or prevent a change in control of our company;

•	impede a merger, consolidation or other business combination involving us; or

•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Any of these provisions which may have the effect of delaying or preventing a change in control of our company or could have a material adverse effect on the market value of our Common Stock.

It is unlikely that we will pay dividends on our Common Stock.

We intend to retain all earnings to finance the growth of our business and therefore do not intend to pay dividends on our Common Stock in the foreseeable future. Moreover, our loan agreement with National City Business Credit prohibits the payment of cash dividends by us on our Common Stock.

Potential fluctuations in the stock price for our Common Stock may adversely affect the market price for our Common Stock.

Factors such as:

•	announcements of technological innovations or new products by us, our competitors or third parties;

•	quarterly variations in our actual or anticipated results of operations;

•	failure of revenues or earnings in any quarter to meet the investment community’s expectations; and

•	market conditions for cable industry stocks in general,

may cause the market price of our Common Stock to fluctuate significantly. The stock price may also be affected by broader market trends unrelated to our performance. These fluctuations may adversely affect the market price of our Common Stock.

Delays or difficulties in negotiating a labor agreement may cause an adverse effect on our manufacturing and business operations.

All of our direct labor employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, under a collective bargaining agreement, which expires in February 2009. Delays or difficulties in negotiating and executing a new agreement, which may result in work stoppages, could have a material adverse effect on our results of operations and financial condition.

ITEM 2. PROPERTIES

The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which is owned by the Company. The Old Bridge Facility is encumbered by a mortgage held by National City Business Credit, Inc. in the principal amount of $3,500,000 as of December 31, 2005.

Management believes that the Old Bridge Facility is adequate to support the Company’s anticipated needs in 2006. Subject to compliance with applicable zoning and building codes, the Old Bridge real property is large enough to double the size of the plant to accommodate expansion of the Company’s operations should the need arise.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock has been traded on the American Stock Exchange since the Company’s initial public offering on December 14, 1995. The following table sets forth for the fiscal quarters indicated, the high and low sale prices for the Company’s Common Stock on the American Stock Exchange.

Market Information

Fiscal Year Ended December 31, 2005:	High	Low

First Quarter	$4.32	$3.56
Second Quarter	3.78	2.56
Third Quarter	2.81	2.05
Fourth Quarter	2.20	1.67

Fiscal Year Ended December 31, 2004:	High	Low

First Quarter	$4.18	$3.25
Second Quarter	3.40	2.46
Third Quarter	3.40	2.55
Fourth Quarter	4.94	2.95

The Company’s Common Stock is traded on the American Stock Exchange under the symbol “BDR”.

Holders

As of March 19, 2006, the Company had approximately 63 holders of record of the Common Stock. Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

Dividends

The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Since its initial public offering, the Company has never declared or paid any cash dividends on its Common Stock. Any determination to pay dividends in the future is at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. The Company’s credit agreement with National City Business Credit, Inc. prohibits the payment of cash dividends by the Company on its Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data presented below for each of the years ended December 31, 2005, 2004 and 2003, and the selected consolidated balance sheet data as of December 31, 2005 and 2004, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from audited consolidated financial statements not included herein. The data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, notes thereto and other financial and statistical information appearing elsewhere herein.

Certain amounts previously reported for the years ended December 31, 2003, 2002 and 2001 have been restated. (See Note 1(p) to the consolidated financial statements for a description of the restatement.)

	(as restated)
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$36,468	$39,233	$35,437	$46,951	$53,627
Cost of goods sold (2)	28,164	26,631	25,948	34,718	37,460
Gross profit	8,304	12,602	9,489	12,233	16,167
Operating expenses: Selling, general and administrative	11,023	10,269	9,837	9,060	11,209
Research and development	1,552	1,549	1,833	1,972	2,200
Total operating expenses	12,575	11,818	11,670	11,032	13,409
Earnings (loss) from operations (2)	(4,271)	784	(2,181)	1,201	2,758
Interest and other income	(4)	(436)	-	-	-
Interest expense	796	903	1,105	1,074	1,369
Equity in loss of Blonder Tongue Telephone, LLC	437	613	154	-	-
Earnings (loss) before income taxes (2)	(5,500)	(296)	(3,440)	127	1,389
Provision (benefit) for income taxes (2)	-	2,826	(318)	43	509
Earnings (loss) before cumulative effect of change in accounting principle (2)	(5,500)	(3,122)	(3,122)	84	880
Cumulative effect of change in accounting principle, net of tax (1)	-	-	-	(6,886)	-
Net (loss) earnings (2)	$(5,500)	$(3,122)	$(3,122)	$(6,802)	$880
Basic earnings (loss) per share before cumulative effect of change in accounting principle (2)	$(0.69)	$(0.39)	$(0.41)	$0.01	$0.12
Cumulative effect of change in accounting principle, net of tax	-	-	-	(0.90)	-
Basic earnings (loss) per share (2)	$(0.69)	$(0.39)	$(0.41)	$(0.89)	$0.12
Basic weighted average shares outstanding	8,015	8,001	7,654	7,604	7,613
Diluted earnings (loss) per share before cumulative effect of change in accounting principle (2)	$(0.69)	$(0.39)	$(0.41)	$0.01	$0.12
Cumulative effect of change in accounting principle, net of tax	-	-	-	(0.90)	-
Diluted earnings (loss) per share (2)	$(0.69)	$(0.39)	$(0.41)	$(0.89)	$0.12
Diluted weighted average shares outstanding	8,015	8,001	7,654	7,604	7,637

		(as restated)
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data: Working capital (2)	$7,108	$10,603	$11,591	$29,635	$30,527
Total assets (2)	32,864	38,156	47,990	52,375	64,191
Long-term debt (including current maturities)	7,578	8,513	12,946	16,910	16,195
Stockholders’ equity (2)	21,499	26,923	30,885	32,585	39,625
__________________

(1) Effective January 1, 2002, the Company implemented FAS 142, which resulted in the write off of $10,760 of the net book value of goodwill, offset by the future tax benefit thereof in the amount of $3,874.
(2) Amounts previously reported for the years ended December 31, 2003, 2002 and 2001 have been restated. (See Note 1(p) to the consolidated financial statements for a description of the restatement.)

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

During June, 2002, BDR Broadband, a 90% owned subsidiary of the Company, acquired certain rights-of-entry for multiple dwelling unit cable television and high-speed data systems (the “Systems”). As a result of the Company acquiring additional rights-of-entry, the Systems are currently comprised of approximately 3,200 existing MDU cable television subscribers and approximately 7,800 passings. In addition, the Systems were upgraded with approximately $799,000 and $331,000 of interdiction and other products of the Company during 2005 and 2004, respectively. During 2004, two Systems located outside the region where the remaining Systems are located, were sold. It is planned that the Systems will be upgraded with approximately $400,000 of additional products of the Company during 2006.

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

In addition to receiving incremental revenues associated with its direct sales of telephony products, the Company also anticipates receiving additional revenues from telephony services provided by or through contracts for such services obtained by BDR Broadband, BTT (through the Company’s 50% stake therein) as well as through joint ventures with third parties. It has been the Company’s experience that the time frame from introduction of a telephony service opportunity to consummation of the associated right-of-entry agreement, is longer than the time frame relating to obtaining rights-of-entry for the provision of video and high-speed data services. This protracted time frame has had an adverse impact on the growth of telephony system revenues. As a result, sales volume has been lower than originally anticipated. While the Company believes that sales will grow at a moderate pace, it is unclear whether such sales will become a significant source of revenue for the Company.

On November 11, 2005, the Company and its recently formed, wholly-owned subsidiary, Blonder Tongue Far East, LLC, a Delaware limited liability company, entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with Master Gain International Industrial Limited, a Hong Kong corporation (“Master Gain”), to form a joint venture (the “Joint Venture”) to manufacture products in the Peoples Republic of China (“PRC”) to compete with Far East manufactured products and to expand the Company’s market coverage outside North America. The Joint Venture Agreement contemplates the formation of several new entities including a new Chinese manufacturing company to be called Shenzhen China Blonder Tongue (“SCBT”), fifty percent (50%) of which will be owned (directly or indirectly) by each of the Company and Master Gain. The formation of SCBT and the extent of its operations will be subject to approval and regulation by the PRC. To date, the Joint Venture has formed a British Virgin Island entity which is owned fifty percent (50%) by each of the Joint Venture parties, however, SCBT has not yet been formed and the Joint Venture parties have not yet completed the capitalization of the Joint Venture. The Joint Venture anticipates that the formation of SCBT and funding of the Joint Venture will occur in the near future. The Joint Venture has identified a manufacturing facility in the PRC for acquisition and anticipates acquiring this facility and commencing production of certain products sometime in the second half of 2006.

The Company will grant SCBT a license to use certain of the Company’s technology and know-how to manufacture and sell certain of the Company’s products, and an exclusive distributorship for SCBT to sell certain of the Company’s products in the Asian, Southeast Asian, African, European, Middle Eastern and Australian markets. This arrangement will commence with less complex products being licensed and manufactured during the early stages and progress to the license, manufacturing and sale of more complex products over time.

The Joint Venture Agreement contemplates that the Joint Venture will acquire from third parties, other technology and rights to manufacture, market and sell products developed from these other technologies, including the Coresma CMTS product (“CMTS Technology”) which is being acquired by the Joint Venture and is now manufactured by the Company. The Joint Venture will grant the Company an exclusive distributorship to sell such products in the North American, South American and Caribbean markets.

Master Gain will contribute $5,850,000 to the Joint Venture (the “Master Gain Contribution”). The Company will, upon receipt by the Joint Venture of the Master Gain Contribution and acquisition by the Joint Venture of the CMTS Technology, contribute 1,000,000 shares of its unregistered common stock to the Joint Venture and will grant Master Gain stock options to purchase up to 500,000 shares of the Company’s unregistered common stock. The shares of unregistered common stock contributed by the Company to the Joint Venture will be subject to a voting trust agreement, whereby an officer of the Company will be designated as the voting trustee. Both the shares issued to the Joint Venture as well as the options granted to Master Gain will be subject to certain restrictions and rights of cancellation. The exercise price, vesting schedule and expiration of the options will be in accordance with the following: (i) options to purchase 50,000 shares at an exercise price of $5.00 per share will vest upon receipt by the Joint Venture of the Master Gain Contribution and acquisition by the Joint Venture of the CMTS Technology and expires on September 30, 2008; (ii) options to purchase 150,000 shares at an exercise price of $7.00 per share will vest on April 15, 2007 and expire on April 14, 2010; and (iii) options to purchase 300,000 shares at an exercise price of $10.00 per share will vest on April 15, 2008 and expire on April 14, 2011.

Consummation of the transactions contemplated by the Joint Venture Agreement are subject to certain conditions as set forth in the Joint Venture Agreement, including obtaining any consent, approval, permit, license or other authorization required from any and all governmental authorities with proper jurisdiction, including, without limitation, the PRC.

Restatement

Subsequent to the Company’s issuance of its consolidated financial statements for the year ended December 31, 2003, the Company determined that a vendor’s account payable balance was incorrectly recorded in 2001 and 2002 due to certain inventories that were received from the vendor and not correctly recorded. These incorrect entries resulted in accounts payable being understated in 2001 and 2002, cost of goods sold being understated in 2001 and 2002, net income being overstated in 2001 and net loss being understated in 2002 and 2003. In November, 2004, the Company restated its consolidated financial statements for each of the three-years ended December 31, 2003 to reflect the correction of the vendor’s account payable balance and the related impact to costs of good sold. In addition, as reported in the Company’s Form 10-Q for the quarter ended June 30, 2004, the Company reclassified certain inventory not anticipated to be sold in the succeeding twelve months as non-current and reflected such reclassification on the December 31, 2003 balance sheet. The restatement also reflects this reclassification of certain inventory as non-current. See Note 1 to the consolidated financial statements for a description of the reclassification and restatement.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales.

	Year Ended December 31,
	2005	2004	2003
			as restated
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	77.2	67.9	73.2
Gross profit	22.8	32.1	26.8
Selling expenses	12.3	10.6	10.5
General and administrative expenses	17.9	15.5	17.3
Research and development expenses	4.3	4.0	5.2
Earnings (loss) from operations	(11.7)	2.0	(6.2)
Other expense, net	3.4	2.8	3.5
Earnings (loss) before income taxes and before cumulative effect of change in accounting principle	(15.1)	(0.8)	(9.7)
Provision (benefit) for income taxes	-	7.2	(0.9)

2005 Compared with 2004

Net sales. Net sales decreased $2,765,000 or 7.1% to $36,468,000 in 2005 from $39,233,000 in 2004. The decrease is primarily attributed to a decrease in sales of high speed data products of $1,095,000 and the collection of a $1,929,000 note receivable in 2004 which was being recorded in revenue on a cash basis. Included in net sales are revenues from BDR Broadband of $1,758,000 and $1,450,000 for 2005 and 2004, respectively.

Cost of Goods Sold. Costs of goods sold increased to $28,164,000 for 2005 from $26,631,000 in 2004 and increased as a percentage of sales to 77.2% from 67.9%. The increase is primarily attributed to an increase in the inventory reserve of $4,373,000 in 2005 as compared to an increase in the inventory reserve of $872,000 in 2004. The increase in the inventory reserve is primarily attributed to fully reserving items for which there was no usage in 2005.

Selling Expenses. Selling expenses increased to $4,481,000 for 2005 from $4,169,000 in 2004 and increased as a percentage of sales to 12.3% for 2005 from 10.6% for 2004. This $312,000 increase is primarily attributable to an increase in salaries and fringe benefits of $330,000 due to an increase in head count.

General and Administrative Expenses. General and administrative expenses increased to $6,542,000 in 2005 from $6,100,000 for 2004 and increased as a percentage of sales to 17.9% for 2005 from 15.5% in 2004. This $442,000 increase is primarily attributable to an increase in bad debt expense of $253,000 as well as an increase in professional fees of $180,000.

Research and Development Expense. Research and development expenses increased to $1,552,000 in 2005 from $1,549,000 in 2004 and increased as a percentage of sales to 4.3% in 2005 from 4.0% in 2004. This $3,000 increase is primarily attributable to an increase in salaries and fringe benefits of $53,000 offset by a decrease in product licensing fees and depreciation of $33,000 and $17,000, respectively.

Operating Income (Loss). Operating loss of $4,271,000 for 2005 represents a decrease of $5,055,000 from operating income of $784,000 in 2004. Operating income (loss) as a percentage of sales decreased to (11.7%) in 2005 from 2.0% in 2004.

Interest expense. Interest expense decreased to $796,000 in 2005 from $903,000 in 2004. The decrease is the result of lower average borrowing.

Income Taxes. The provision for income taxes decreased to zero for 2005 from $2,826,000 in 2004. The provision is zero as a result of an increase in the deferred tax assets due to net operating loss carry forwards being offset by an increase in the valuation allowance of $1,959,000 since the realization of the deferred tax benefit is not considered more likely than not. The Company believes its current projected taxable income over the next five years as well as certain tax strategies are adequate to the realization of the remaining deferred tax benefit.

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

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2005 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

As of December 31, 2005 and 2004, the Company’s working capital was $7,108,000 and $10,603,000, respectively. The decrease in working capital is attributable primarily to a decrease in current inventory of $660,000, an increase in the current portion of debt of $1,566,000, and an increase in accounts payable of $734,000.

The Company’s net cash provided by operating activities for the year ended December 31, 2005 was $2,646,000 primarily due to an increase in the provision for inventory reserves of $4,372,000, compared to net cash provided by operating activities for the year ended December 31, 2004 of $3,915,000. The increase in the inventory reserve is primarily attributed to fully reserving items for which there was no usage in 2005.

Cash used in investing activities was $994,000, which was attributable primarily to capital expenditures for property upgrades of $991,000. The Company does not have any present plans or commitments for material capital expenditures for fiscal year 2006, other than anticipated expenditures of approximately $400,000 in connection with certain upgrades of the BDR Broadband systems.

Cash used in financing activities was $935,000 for the period ended December 31, 2005, comprised of repayment of debt of $23,197,000 offset by $22,262,000 in borrowings of debt.

On December 29, 2005 the Company entered into a Credit and Security Agreement (“Credit Agreement”) with National City Business Credit, Inc. (“NCBC”) and National City Bank (the “Bank”). The Credit Agreement provides for (i) a $10,000,000 asset-based revolving credit facility (“Revolving Loan”) and (ii) a $3,500,000 term loan facility (“Term Loan”), both of which have a three year term. The amounts which may be borrowed under the Revolving Loan are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Credit Agreement. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company.

Under the Credit Agreement, the Revolving Loan bears interest at a rate per annum equal to the Libor Rate Plus 2.25%, or the “Alternate Base Rate,” being the higher of (i) the prime lending rate announced from time to time by the Bank or (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement), plus 0.50%. The Term Loan bears interest at a rate per annum equal to the Libor Rate plus 2.75% or the Alternate Base Rate plus 0.50%. In connection with the Term Loan, the Company previously entered into an interest rate swap agreement (“Swap Agreement”) with the Bank which exchanges the variable interest rate of the Term Loan for a fixed interest rate of 5.13% per annum effective January 10, 2006 through the maturity of the Term Loan.

In March 2006, the Credit Agreement was amended to (i) modify the definition of “EBITDA” to exclude certain non-cash items from the calculation thereof, (ii) increase the applicable interest rates for the Revolving Loan and Term Loan thereunder by 25 basis points until such time as the Company has met certain financial covenants for two consecutive fiscal quarters, (iii) impose an availability block of $500,000 under the Company’s borrowing base until such time as the Company has met certain financial covenants for two consecutive fiscal quarters, and (iv) retroactively modify the agreement to defer applicability of the fixed charge coverage ratio until June 30, 2006 and increase the required ratio from 1.00:1.00 to 1.10:1.00 thereunder.

The Revolving Loan terminates on December 28, 2008, at which time all outstanding borrowings under the Revolving Loan are due. The Term Loan requires equal monthly principal payments of $19,000 each, plus interest, with the remaining balance due at maturity. Both loans are subject to a prepayment penalty if satisfied in full prior to the second anniversary of the effective date of the loans.

The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Credit Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Proceeds from the Credit Agreement were used to refinance the Company’s former credit facility with Commerce Bank, N.A. (“Commerce Bank”), to pay transaction costs, to provide working capital and for other general corporate purposes.

The Company’s former credit facility with Commerce Bank was originally entered into on March 20, 2002. The Commerce Bank credit facility was for an aggregate amount of $18,500,000, comprised of (i) a $6,000,000 revolving line of credit under which funds could be borrowed at the prime rate plus 2.0% with a floor of 5.5%, (ii) a $9,000,000 term loan which bore interest at a rate of 7.5% and which required equal monthly principal payments of $193,000 plus interest with a final payment on April 1, 2006 of all of the remaining unpaid principal and interest, and (iii) a $3,500,000 mortgage loan bearing interest at 7.5% and which required equal monthly principal payments of $19,000, with a final payment on April 1, 2017, subject to a call provision after five years.

At December 31, 2005, there was $3,822,000 outstanding under the NCBC Revolving Loan. The Company has the ability to borrow $6,178,000 under its line of credit, however only $2,088,000 was available at December 31, 2005, based on the Company’s current collateral.

The average amount outstanding on the Company’s lines of credit during 2005 was $3,971,000 at a weighted average interest rate of 8.4%. The maximum amount outstanding on the lines of credit during 2005 was $4,811,000.

The Company anticipates that the cash generated from operations, existing cash balances and amounts available under its credit facility with NCBC, will be sufficient to satisfy its foreseeable working capital needs.

Contractual Obligations and Commitments

At December 31, 2005, the Company’s contractual obligations and commitments to make future payments are as follows:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$7,578,000	$4,249,000	$3,315,000	$14,000	-
Capital Lease Obligations	290,000	216,000	59,000	15,000	-
Operating Leases	187,000	105,000	80,000	2,000	-
Purchase Commitments (1)	6,860,000	6,860,000	-	-	-
Consulting Agreement	169,000	169,000	-	-	-
Estimated Pension Obligations	1,131,000	57,000	141,000	186,000	747,000
Interest on Long-Term Debt and Capital Lease Obligations	1,073,000	576,000	496,000	1,000	-
Total Contractual Obligations	$17,288,000	$12,232,000	$4,091,000	$218,000	$747,000
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

Inventory and Obsolescence

The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company anticipates that certain products will not be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months, have been classified as non-current. This procedure has been applied to the December 31, 2005 and 2004 inventories and, accordingly, $4,866,000 and $8,988,000, respectively, have been classified to non-current assets.

Over 60% of the non-current inventories are comprised of raw materials. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition the Company has instituted additional marketing programs to dispose of the slower moving inventories.

The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes for finished goods, historical and projected usage of raw materials, and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. During 2005 and 2004, the Company recorded an increase to its reserve of $4,372,000 and $872,000 respectively. The increase in the inventory reserve during 2005 was primarily the result of reserving 100% of all items for which there was no usage over the previous twelve months and 100% of the value of closeout products. The increase in the inventory reserve during 2004 was primarily the result of an increase in the reserve of microwave products of $753,000. The Company believes reserves are adequate and inventories are reflected at net realizable value.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3" which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, adoption of SFAS No. 154 is not expected to significantly impact the Company's financial statements or future results of operations.

In March, 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investment in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 at the end of its 2005 fiscal year and does not believe that the adoption will have a material impact on its consolidated results of operations or financial position.

In December 2004, the FASB issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment. The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies that file as small business issuers is the annual period beginning after December 15, 2005, and applied to all outstanding and unvested SBP awards at a company's adoption. The Company believes that the implementation of FAS 123R will result in additional stock-based compensation expense in future periods.

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

In December, 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9% when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. FSP FAS No. 109-1 did not have a material effect on the Company’s financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At December 31, 2005 and 2004 the principal amount of the Company’s aggregate outstanding variable rate indebtedness was $7,322,000 and $2,946,000, respectively. A hypothetical 100 basis point adverse change in interest rates would have had an annualized unfavorable impact of approximately $73,000 and $29,000, respectively, on the Company’s earnings and cash flows based upon these year-end debt levels. With regard to the Company’s $3,500,000 Term Loan with NCBC, the Company entered into an interest rate swap with the Bank which exchanges the variable interest rate of the Term Loan for a fixed interest rate of 5.13% per annum. This interest rate swap, which became effective January 10, 2006 and runs through the maturity of the 3 year Term Loan, will reduce the unfavorable impact of any increase in interest rates. At December 31, 2005, the Company did not have any derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the consolidated financial statements and notes thereto of the Company, which are attached hereto beginning on page 38.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote; however, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about the Company’s directors and executive officers, its Audit Committee and the Audit Committee’s “audit committee financial expert,” and the procedures by which nominees are recommended to the Board, is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2006 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2006 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation,” “Executive Compensation,” “Report of Compensation Committee on Executive Compensation Policies” and “Comparative Stock Performance” in the Company’s proxy statement for its 2006 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2006 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLANS

The following table provides certain summary information as of December 31, 2005, concerning compensation plans (including individual compensation arrangements) of the Company under which shares of the Company’s Common Stock may be issued.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights(#)		Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights($)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In The First Column)(#)

Equity Compensation Plans Approved By Security Holders	1,272,666	(1)	$5.18	666,584	(2)
Equity Compensation Plans Not Approved By Security Holders	10,000	(3)	$6.88	0
Total	1,282,666		$5.19	666,584

(1) Includes shares of the Company’s Common Stock which may be issued upon the exercise of options or rights granted under the 1994 Incentive Stock Option Plan, as amended, which expired by its terms on March 13, 2004, and the 1995 Long Term Incentive Plan, as amended, which expired by its terms on November 30, 2005.

(2) Includes 419,584 shares of the Company’s Common Stock available for issuance as stock option grants, stock appreciation rights, restricted or unrestricted stock awards or performance based stock awards under the 2005 Employee Equity Incentive Plan. Includes 200,000 shares of the Company’s Common Stock available for issuance as stock option grants, stock appreciation rights, or restricted or unrestricted stock awards under the 2005 Director Equity Incentive Plan. Includes 47,000 shares of the Company’s Common Stock that were available for issuance under stock option grants under the Amended and Restated 1996 Director Option Plan which expired on January 2, 2006.

(3) In 1996 the Board of Directors granted a non-plan, non-qualified option for 10,000 shares of the Company’s Common Stock to Gary P. Scharmett at an original exercise price of $10.25 per share, which was repriced to $6.88 per share on September 17, 1998. The option expires on July 16, 2006. At the time of the grant, Mr. Scharmett was not a director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2006 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accountants” and “Pre-Approval Policy for Services by Independent Registered Public Accountants” in the Company’s proxy statement for its 2006 Annual Meeting of Stockholders.

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

(b) Index to Exhibits:

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.2 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.1	Consulting Agreement, dated January 1, 1995, between Blonder Tongue Laboratories, Inc. and James H. Williams.	Incorporated by reference from Exhibit 10.3 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.2	1994 Incentive Stock Option Plan.	Incorporated by reference from Exhibit 10.5 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.3	1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.4	First Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 10.5(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

10.5	Second Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.3 to S-8 Registration Statement No. 333-52519 originally filed on May 13, 1998.

10.6	Third Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.4 to S-8 Registration Statement No. 333-37670, originally filed May 23, 2000.

10.7	Fourth Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.5 to S-8 Registration Statement No. 33-96993, originally filed July 24, 2002.

10.8	Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Appendix B to Registrant’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed March 27, 1998.

10.9	First Amendment to the Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-111367, originally filed on December 19, 2003.

Exhibit #	Description	Location

10.10	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.10 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.11	VideoCipher® IICM Commercial Descrambler Module Master Purchase and License Agreement, dated August 23, 1990, between Blonder Tongue Laboratories, Inc. and Cable/Home Communication Corp.	Incorporated by reference from Exhibit 10.11 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

†10.12	Patent License Agreement, dated August 21, 1995, between Blonder Tongue Laboratories, Inc. and Philips Electronics North America Corporation.	Incorporated by reference from Exhibit 10.12 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

†10.13	Interdiction Technology License Agreement, dated August 21, 1995, between Blonder Tongue Laboratories, Inc. and Philips Broadband Networks, Inc.	Incorporated by reference from Exhibit 10.13 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.14	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.22 to S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.15	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

10.16	Second Amendment to Consulting and Non-Competition Agreement between Registrant and James H. Williams, dated as of June 30, 2000.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed August 14, 2000.

10.17	Capital Contribution Agreement between Blonder Tongue Telephone, LLC, Resource Investment, LLC, H. Tyler Bell, NetLinc Communications, LLC and Blonder Tongue Laboratories, Inc., dated March 26, 2003.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2003 and filed May 15, 2003.

10.18
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

10.19	Loan and Security Agreement dated November 19, 2003 between Blonder Tongue Laboratories, Inc. and Robert J. Pallé, Jr.	Incorporated by reference from Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2003, filed March 30, 2004.

10.20	Non-Recourse Line of Credit Note dated November 19, 2003 by Blonder Tongue Laboratories, Inc. in favor of Robert J. Pallé, Jr.	Incorporated by reference from Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2003, filed March 30, 2004.

10.21	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan	Incorporated by reference from Appendix A to the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders held on May 24, 2005.

Exhibit #	Description	Location

10.22	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan	Incorporated by reference from Appendix B to the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders held on May 24, 2005.

10.23	Joint Venture Agreement, dated November 10, 2005, among, Blonder Tongue Laboratories, Inc, Blonder Tongue Far East, LLC, and Master Gain International Industrial, Limited.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2005, filed November 14, 2005.

10.24
Credit and Security Agreement dated December 29, 2005 between Blonder Tongue Laboratories, Inc., BDR Broadband, LLC, Blonder Tongue Investment Company, National City Business Credit, Inc., and National City Bank.
Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated December 29, 2005, filed January 5, 2006.

10.25	Interest Rate Swap Agreement dated December 21, 2005 between Blonder Tongue Laboratories, Inc. and National City Bank.	Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated December 29, 2005, filed January 5, 2006.

10.26	Form of Option Agreement under the 1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.

10.27	Form of Option Agreement under the 1996 Director Option Plan.	Incorporated by reference from Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.

10.28	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 15, 2005.

21	Subsidiaries of Blonder Tongue Laboratories, Inc.	Filed herewith.

23.1	Consent of Marcum & Kliegman LLP.	Filed herewith.

23.2	Consent of BDO Seidman, LLP.	Filed herewith.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

99.1	Audited Financial Statements of Blonder Tongue Telephone, LLC	Filed herewith.

† Certain portions of exhibit have been afforded confidential treatment by the Securities and Exchange Commission.

Exhibits 10.1 - 10.9, 10.15, 10.16, 10.21, 10.22 and 10.26 - 10.28 represent management contracts or compensation plans or arrangements.

(c) Financial Statement Schedules:

Report of Marcum & Kliegman LLP on financial statement schedule is included on page 63 of this Annual Report on Form 10-K.

Report of BDO Seidman, LLP on financial statement schedule is included on page 64 of this Annual Report on Form 10-K.

The following financial statement schedule is included on page 65 of this Annual Report on Form 10-K:

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:
Old Bridge, New Jersey

We have audited the accompanying consolidated balance sheet of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
New York, New York

March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:
Old Bridge, New Jersey

We have audited the accompanying consolidated balance sheet of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blonder Tongue Laboratories, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey

April 12, 2005

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2005	2004

Assets (Note 4)
Current assets:
Cash	$787	$70
Accounts receivable, net of allowance for doubtful accounts of $863 and $607 respectively (Note 8)	3,567	3,693
Inventories (Note 2)	9,649	10,309
Income tax receivable	-	320
Prepaid and other current assets	490	654
Deferred income taxes (Note 12)	651	960
Total current assets	15,144	16,006
Inventories, net non-current (Note 2)	4,866	8,968
Property, plant and equipment, net of accumulated depreciation and amortization (Notes 3 and 5)	6,184	6,214
Patents, net	1,864	2,240
Rights-of-Entry, net (Note 13)	720	977
Other assets, net (Note 7)	1,388	925
Investment in Blonder Tongue Telephone LLC (Note 13)	993	1,430
Deferred income taxes (Note 12)	1,705	1,396
	$32,864	$38,156
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 4)	4,249	$2,683
Accounts payable	2,231	1,497
Accrued compensation	598	639
Accrued benefit liability (Note 6)	185	314
Income taxes payable	491	-
Other accrued expenses (Note 7)	282	270
Total current liabilities	8,036	5,403

Long-term debt (Note 4)	3,329	5,830
Commitments and contingencies (Notes 5, 6 and 7)	-	-
Stockholders’ equity (Notes 6, 9 and 11):
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding		-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	24,202	24,202
Retained earnings	3,565	9,065
Accumulated other comprehensive loss	(821)	(897)
Treasury stock, at cost, 449 shares	(5,455)	(5,455)
Total stockholders’ equity	21,499	26,923
	$32,864	$38,156

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
			restated

Net sales (Note 8)	36,468	$39,233	$35,437
Cost of goods sold	28,164	26,631	25,948
Gross profit	8,304	12,602	9,489
Operating expenses:
Selling expenses	4,481	4,169	3,714
General and administrative (Notes 5, 6, and 7)	6,542	6,100	6,123
Research and development	1,552	1,549	1,833
	12,575	11,818	11,670
Earnings (loss) from operations	(4,271)	784	(2,181)

Other expense:
Interest expense	(796)	(903)	(1,105)
Interest and other income (Note 14)	4	436	-
Equity in loss of Blonder Tongue Telephone, LLC (Note 13)	(437)	(613)	(154)
	(1,229)	(1,080)	(1,259)
Loss before income taxes	(5,500)	(296)	(3,440)
Provision (benefit) for income taxes (Note 12)	-	2,826	(318)
Net loss	$(5,500)	$(3,122)	$(3,122)
Basic and diluted loss per share	$(0.69)	$(0.39)	$(0.41)
Basic and diluted weighted average shares outstanding	8,015	8,001	7,654

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(restated)

	Common Stock				Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2003	8,445	$8	$24,145	$15,309	$(508)	$(6,369)	$32,585
Net loss	-	-	-	(3,122)	-	-	(3,122)
Recognized pre-paid pension cost, net of tax (Note 6)	-	-	-	-	508	-	508
Comprehensive loss							(2,614)
Issuance of stock to Blonder Tongue Telephone, LLC (Note 13)	-	-	-	-	-	1,030	1,030
Acquisition of treasury stock	-	-	-	-	-	(116)	(116)
Balance at December 31, 2003	8,445	8	24,145	12,187	-	(5,455)	30,885
Net loss	-	-	-	(3,122)	-	-	(3,122)
Unrecognized pension expense, net of tax	-	-	-	-	(897)	-	(897)
Comprehensive loss							(4,019)
Proceeds from exercise of stock options	20	-	57	-	-	-	57
Balance at December 31, 2004	8,465	8	24,202	9,065	(897)	(5,455)	26,923
Net loss	-	-	-	(5,500)	-	-	(5,500)
Recognized pension expense, net of taxes	-	-	-	-	76	-	76
Comprehensive loss							(5,424)
Balance at December 31, 2005	8,465	$8	$24,202	$3,565	$(821)	$(5,455)	$21,499

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
			restated
Cash Flows From Operating Activities:
Net loss	$(5,500)	$(3,122)	$(3,122)
Adjustments to reconcile net loss to cash provided by operating activities:
Equity in loss from Blonder Tongue Telephone, LLC	437	613	154
Depreciation	1,021	1,052	1,133
Amortization	636	679	750
Gain on sale of rights of entry	-	(54)	-
Provision for inventory reserves	4,372	872	1,576
Provision for doubtful accounts	256	107	360
Deferred income taxes	-	2,826	373
Changes in operating assets and liabilities:
Accounts receivable	(130)	1,882	671
Inventories	390	439	2,596
Prepaid and other current assets	164	41	(139)
Other assets	(463)	(26)	101
Income taxes	811	359	(241)
Accounts payable, accrued expenses and accrued compensation	652	(1,753)	1,474
Net cash provided by operating activities	2,646	3,915	5,686
Cash Flows From Investing Activities:
Capital expenditures	(991)	(639)	(954)
Collection of note receivable	-	843	635
Investment in Blonder Tongue Telephone, LLC	-	-	(1,167)
Acquisition of BDR Broadband assets	(3)	(19)	(183)
Proceeds from sale of rights of entry	-	151	-
Net cash provided by (used in) investing activities	(994)	336	(1,669)
Cash Flows From Financing Activities:
Repayments of debt	(23,197)	(19,588)	(14,460)
Borrowings of debt	22,262	15,155	10,496
Proceeds from exercise of stock options	-	57	-
Acquisition of treasury stock	-	-	(116)
Net cash used in financing activities	(935)	(4,376)	(4,080)
Net increase (decrease) in cash	717	(125)	(63)
Cash, beginning of year	70	195	258
Cash, end of year	$787	$70	$195
Supplemental Cash Flow Information:
Cash paid for interest	$791	$869	$1,073
Cash paid for income taxes	-	-	-
Non-cash investing and financing activities:
Investment in Blonder Tongue Telephone, LLC using treasury stock	-	-	(1,030)

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

On November 11, 2005, the Company and its recently formed, wholly-owned subsidiary, Blonder Tongue Far East, LLC, a Delaware limited liability company, entered into a joint venture agreement with Master Gain International Industrial Limited, a Hong Kong corporation, to manufacture products in the People’s Republic of China. This joint venture was formed to compete with the Far East manufactured products and to expand market coverage outside North America.

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2005 is adequate; however, actual write-offs might exceed the recorded allowance.

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

The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. During 2005, the Company reserved 100% of all items for which there was no usage over the previous twelve months and 100% of the value of closeout products. During 2005 and 2004, the Company recorded an increase to its reserve of $4,372 and $872, respectively. The Company believes reserves are adequate and inventories are reflected at net realizable value.

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

(f) Intangible Assets

Intangible assets, net totaling $2,584 and $3,217 as of December 31, 2005 and 2004, respectively, consist of acquired patent rights and rights-of-entry, and are carried at cost less accumulated amortization. Amortization is computed utilizing the straight-line method over the estimated useful life of the respective asset, 12 years for patents and 5 years for rights-of-entry.

The components of intangible assets at December 31, 2005 and December 31, 2004 are as follows:

	December 31, 2005		December 31, 2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents and trademarks	$6,414	$4,550	$6,414	$4,174
Rights of entry	1,588	868	1,585	608
Total intangible assets	$8,002	$5,418	$7,999	$4,782

The Company continues to amortize its patents and rights-of-entry over their estimated useful lives with no significant residual value. Amortization expense for intangible assets was $636, $679 and $750 for the years ending December 31, 2005, 2004 and 2003, respectively. Intangibles amortization is projected to be approximately $636 per year for the next five years.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

(g) Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets based on non-discounted cash flows. No impairment losses have been recorded through December 31, 2005.

(h) Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2005, 2004 and 2003.

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

(m) Derivative Financial Instruments

The Company utilizes interest rate swaps at times to manage interest rate exposures. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The Company does not hold or issue financial instruments for trading purposes. The Company did not hold any derivative financial instruments at December 31, 2005 or 2004.

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

Approximately 44% of the Company’s employees are covered by a three year collective bargaining agreement, which expires in February 2009.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

The Company estimates that headend products accounted for approximately 49% of the Company’s revenues in 2005, 52% in 2004 and 54% in 2003. Any substantial decrease in sales of headend products could have a material adverse effect on the Company’s results of operations, financial condition, and cash flows.

On an as-needed basis, the Company purchases several products from sole suppliers for which alternative sources are not available, such as the VideoCipher® and DigiCipher® encryption systems manufactured by Motorola, Inc., which are standard encryption methodologies employed on U.S. C-Band and Ku-Band transponders, and Hughes Network Systems' digital satellite receivers for delivery of DIRECTV™ programming. An inability to timely obtain sufficient quantities of these components could have a material adverse effect on the Company’s operating results. The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company.

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

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 9.5 years, no dividend yield, volatility at 73%, risk free interest rate of 3.2% for 2005, 2004 and 2003.

Under accounting provisions of FAS 123, the Company’s net income (loss) to common shareholders and net income (loss) per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Years Ended December 31
	2005	2004	2003
Net loss as reported	$(5,500)	$(3,122)	$(3,122)
Adjustment for fair value of stock options	647	204	324
Pro forma	(6,147)	$(3,326)	$(3,446)
Net loss per share basic and diluted:
As reported	$(0.69)	$(0.39)	$(0.41)
Pro forma	$(0.77)	$(0.42)	$(0.45)

(p) Restatement

Subsequent to the Company’s issuance of its consolidated financial statements for the year ended December 31, 2003, the Company determined that a vendor’s account payable balance was incorrectly recorded in 2001 and 2002. Certain amounts due to this vendor related to inventories received that were not correctly recorded, and resulted in accounts payable being understated. These incorrect amounts also resulted in the understatement of cost of goods sold in 2001 and 2002, the overstatement of net income in 2001 and the understatement of net loss in 2002 and 2003. The Company restated its consolidated financial statements for each of the three-years ended December 31, 2003 to reflect the correction of the vendor’s account payable balance and the related impact to costs of goods sold and other portions of the financial statements. The effect of these entries, net of taxes, on the financial statements of the Company was summarized in the Form 10-K and 10-K/A for the year ended December 31, 2004.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

(q) New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3" which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, adoption of SFAS No. 154 is not expected to significantly impact the Company's financial statements or future results of operations.

In March, 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investment in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 at the end of its 2005 fiscal year and does not believe that the adoption will have a material impact on its consolidated results of operations or financial position.

In December 2004, the FASB issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment. The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies that file as small business issuers is the annual period beginning after December 15, 2005, and applied to all outstanding and unvested SBP awards at a company's adoption. The Company believes that the implementation of FAS 123R will result in additional stock-based compensation expense in future periods.

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

In December, 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9% when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. FSP FAS No. 109-1 did not have a material effect on the Company’s financial statements.

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

(r) Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. The Company amortizes license fees over the life of the relevant contract.

Note 2 - Inventories

Inventories, net of reserves, are summarized as follows:

	December 31,
	2005	2004
Raw materials	$10,071	$11,308
Work in process	2,102	1,698
Finished goods	11,058	10,615
	23,231	23,621
Less current inventory	(9,649)	(10,309)
	13,582	13,312
Less reserve for slow moving and obsolete inventory	(8,716)	(4,344)
	$4,866	$8,968

The Company recorded a $4,372 and $872 provision for slow moving and obsolete inventory during the years ended December 31, 2005 and 2004, respectively. The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2005	2004
Land	$1,000	$1,000
Building	3,361	3,361
Machinery and equipment	7,971	7,843
Cable systems	2,589	1,791
Furniture and fixtures	407	404
Office equipment	1,934	1,899
Building improvements	717	690
	17,979	16,988
Less: Accumulated depreciation and amortization	(11,795)	(10,774)
	$6,184	$6,214

Note 4 - Debt

On December 29, 2005 the Company entered into a Credit and Security Agreement (“Credit Agreement”) with National City Business Credit, Inc. (“NCBC”) and National City Bank (the “Bank”). The Credit Agreement provides for (i) a $10,000 asset based revolving credit facility (“Revolving Loan”) and (ii) a $3,500 term loan facility (“Term Loan”), both of which have a three year term. The amounts which may be borrowed under the Revolving Loan are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Credit Agreement. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company.

Under the Credit Agreement, the Revolving Loan bears interest at a rate per annum equal to the Libor Rate Plus 2.25%, or the “Alternate Base Rate,” being the higher of (i) the prime lending rate announced from time to time by the Bank or (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement), plus 0.50%. The Term Loan bears interest at a rate per annum equal to the Libor Rate plus 2.75% or the Alternate Base Rate plus 0.50%. In connection with the Term Loan, the Company previously entered into an interest rate swap agreement (“Swap Agreement”) with the Bank which exchanges the variable interest rate of the Term Loan for a fixed interest rate of 5.13% per annum effective January 10, 2006 through the maturity of the Term Loan.

In March 2006, the Credit Agreement was amended to (i) modify the definition of “EBITDA” to exclude certain non-cash items from the calculation thereof, (ii) increase the applicable interest rates for the Revolving Loan and Term Loan thereunder by 25 basis points until such time as the Company has met certain financial covenants for two consecutive fiscal quarters, (iii) impose an availability block of $500 under the Company’s borrowing base until such time as the Company has met certain financial covenants for two consecutive fiscal quarters, and (iv) retroactively modify the agreement to defer applicability of the fixed charge coverage ratio until June 30, 2006 and increase the required ratio from 1.00:1.00 to 1.10:1.00 thereunder.

The Revolving Loan terminates on December 28, 2008, at which time all outstanding borrowings under the Revolving Loan are due. The Term Loan requires equal monthly principal payments of $19 each, plus interest, with the remaining balance due at maturity. Both loans are subject to a prepayment penalty if satisfied in full prior to the second anniversary of the effective date of the loans.

The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Credit Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

Proceeds from the Credit Agreement were used to refinance the Company’s existing credit facility with Commerce Bank, N.A. (“Commerce Bank”), to pay transaction costs, to provide working capital and for other general corporate purposes.

The Company’s former credit facility with Commerce Bank was originally entered into on March 20, 2002. The Commerce Bank credit facility was for an aggregate amount of $18,500 comprised of (i) a $6,000 revolving line of credit under which funds could be borrowed at the prime rate plus 2.0% with a floor of 5.5%, (ii) a $9,000 term loan which bore interest at a rate of 7.5% and which required equal monthly principal payments of $193 plus interest with a final payment on April 1, 2006 of all of the remaining unpaid principal and interest, and (iii) a $3,500 mortgage loan bearing interest at 7.5% and which required equal monthly principal payments of $19, with a final payment on April 1, 2017, subject to a call provision after five years.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Long-term debt consists of the following:

	December 31,
	2005	2004
Revolving Line of Credit	$3,822	$2,946
Term Loan	-	2,243
Mortgage loan	3,500	2,858
Capital leases (Note 5)	256	466
	7,578	8,513
Less: Current portion	(4,249)	(2,683)
	$3,329	$5,830

Annual maturities of long-term debt at December 31, 2005 are:

2006	$4,249
2007	270
2008	3,045
2009	14
2010	-
Thereafter	-
$7,578

The average amount outstanding on the Company’s lines of credit during 2005 and 2004 was $3,971 and $3,670 respectively. The maximum amount outstanding on the lines of credit during 2005 and 2004 was $4,811 and $4,926, respectively. The weighted average interest rate at December 31, 2005, 2004 and 2003 was 8.4%, 5.9% and 5.0%, respectively.

Note 5 - Commitments and Contingencies

Leases

The Company leases certain factory, office and automotive equipment under noncancellable operating leases and equipment under capital leases expiring at various dates through December, 2009.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

Future minimum rental payments, required for all noncancellable leases are as follows:
	Capital	Operating
2006	$216	$105
2007	44	60
2008	15	20
2009	15	2
2010	-	-
Thereafter	-	-
Total future minimum lease payments	290	$187
Less: amounts representing interest	34
Present value of minimum lease payments	$256

Property, plant and equipment included capitalized leases of $2,720 at both December 31, 2005 and 2004, less accumulated amortization of $2,446 and $2,208 at December 31, 2005 and 2004, respectively.

Rent expense was $164, $158 and $182 for the years ended December 31, 2005, 2004 and 2003, respectively.

Litigation

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note 6 - Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full time non-union employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $180, 183 and $194, for the years ended December 31, 2005, 2004 and 2003, respectively.

Defined Benefit Pension Plan

Substantially all union employees who meet certain requirements of age, length of service and hours worked per year are covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service. Net periodic pension cost for this plan includes the following components:

	December 31,
Components of net periodic pension cost:	2005	2004	2003
Service cost	$103	$104	$124
Interest cost	150	144	139
Actual return on plan assets	(160)	(142)	(125)
Recognized net actuarial (gain) loss	57	38	53
Net periodic pension cost	$150	$144	$191

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

The funded status of the plan and the amounts recorded in the Company’s consolidated balance sheets are as follows:

	December 31,
	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$2,616	$2,020
Service cost	103	104
Interest cost	150	144
Actuarial (gain) loss	(92)	462
Benefits paid	(144)	(114)
Benefit obligation at end of year	2,633	2,616
Change in plan assets:
Fair value of plan assets at beginning of year	2,240	2,016
Actual return on plan assets	114	205
Employer contribution	199	133
Benefits paid	(144)	(114)
Fair value of plan assets at end of year	2,409	2,240
Funded status	(224)	(376)
Unrecognized net actuarial loss	871	979
Unrecognized net transition liability	(10)	(20)
Amount reflected in other comprehensive loss	(821)	(897)
Accrued benefit cost	$(184)	$(314)

Key economic assumptions used in these determinations were:

	December 31,
	2005	2004
Discount rate	6.0%	6.0%
Expected long-term rate of return	7.0%	7.0%

The Company’s plan asset allocation at the end of 2005 and 2004 and target allocations for 2006 are as follows:

Security Type	Percentage of Plan Assets		Target Allocation
	2005	2004	2006
Equity Securities	55%	65%	55%
Debt Securities	45%	35%	45%
Total Plan Assets	100%	100%	100%

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

The benefits expected to be paid for each of the next five years and in the aggregate for the following five years are:

2006	$57
2007	60
2008	81
2009	87
2010	99
2011-2015	747

The expected contribution to be made during 2006 is $200.

The Company recorded an unrecognized pension expense of $821 and $897, as an accumulated other comprehensive loss adjustment to stockholders’ equity in 2005 and 2004, respectively. This amount represents a portion of the unrecognized net actuarial loss for the years ending December 31, 2005 and 2004, respectively.

Note 7 - Related Party Transactions

On January 1, 1995, the Company entered into a consulting and non-competition agreement with a director, who is also the largest stockholder. Under the agreement, the director provides consulting services on various operational and financial issues and is currently paid at an annual rate of $169 but in no event is such annual rate permitted to exceed $200. The director also agreed to keep all Company information confidential and will not compete directly or indirectly with the Company for the term of the agreement and for a period of two years thereafter. The initial term of this agreement expired on December 31, 2004 and automatically renews thereafter for successive one-year terms (subject to termination at the end of the initial term or any renewal term on at least 90 days’ notice). This agreement automatically renewed for a one-year extension until December 31, 2006.

As of December 31, 2005 the Chief Executive Officer was indebted to the Company in the amount of $179, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at December 31, 2005 and 2004.

The President of the Company lent the Company 100% of the purchase price of certain used-equipment inventory purchased by the Company in October through November of 2003. The inventory was purchased at a substantial discount to market price. While the aggregate cost to purchase all of the inventory was approximately $950, the maximum amount of indebtedness outstanding to the President at any one time during 2005 was $94. The President made the loan to the Company on a non-recourse basis, secured solely by a security interest in the inventory purchased by the Company and the proceeds resulting from the sale of the inventory. In consideration for the extension of credit on a non-recourse basis, the President received from the Company interest on the outstanding balance at the margin interest rate he incurred for borrowing the funds from his lenders and received from the Company 25 % of the gross profit derived from the Company’s resale of such inventory. In April 2004, the President of the Company acquired $75 of used equipment inventory, which was subsequently sold by him to the Company on a consignment basis. Payment by the Company for the goods become due upon the sale thereof by the Company and collection of the accounts receivable generated by such sales. In connection with the transaction, the Company agreed to pay the President cost plus 25% of the gross profit derived from the sale of such inventory. As of December 31, 2005, all amounts owed to the President were paid.

In March, 2003, the Company entered into a series of agreements, pursuant to which the Company acquired a 20% minority interest in NetLinc Communications, LLC (“NetLinc”) and a 35% minority interest in Blonder Tongue Telephone, LLC (“BTT”). During September, 2003, the parties restructured the terms of their business arrangement which included increasing Blonder Tongue’s economic ownership in NetLinc from 20% to 50% and in BTT from 35% to 50%, all at no additional cost to Blonder Tongue. The cash portion of the purchase price in the venture was decreased from $3,500 to $1,167, and was paid in full by the Company to BTT in October, 2003. As the non-cash component of the purchase price, the Company issued 500 shares of Common Stock to BTT, resulting in BTT becoming the owner of greater than 5% of the outstanding Common Stock of the Company. The Company will receive preferential distributions equal to the $1,167 cash component of the purchase price from the cash flows of BTT. One-half of such Common Stock (250 shares) has been pledged to the Company as collateral to secure BTT’s obligation. Under the restructured arrangement, the Company pays certain future royalties to NetLinc and BTT upon the sale of telephony products. During 2005, the total accrued royalties to NetLinc and BTT were $1 and $29, respectively, which will be paid to them by the Company in 2006. Through this telephony venture, BTT offers primary voice service to MDUs and the Company offers for sale a line of telephony equipment to complement the voice service.

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

Credit risk with respect to trade accounts receivable is concentrated with five of the Company’s customers. These customers accounted for approximately 39% of the Company’s outstanding trade accounts receivable at both December 31, 2005 and 2004. These customers are distributors of telecommunications and private cable television components, and providers of franchise and private cable television service. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

The Company’s largest customer accounted for approximately 17%, 18% and 21% of the Company’s sales in each of the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, this customer accounted for approximately 10% of the Company’s outstanding trade accounts receivable.

Note 9 - Stockholders’ Equity

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock. The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. The Company repurchased 70 shares during 2003.

Note 10 - Earnings (loss) Per Share

Basic and diluted earnings (loss) per share for each of the three years ended December 31, 2005, 2004 and 2003 are calculated as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended December 31, 2005:
Basic and Diluted loss per share	$(5,500)	8,015	$(0.69)
For the year ended December 31, 2004:
Basic and diluted loss per share	$(3,122)	8,001	$(0.39)
For the year ended December 31, 2003:
Basic and Diluted loss per share	$(3,122)	7,654	$(0.41)

The diluted share base excludes incremental shares of 1,282, 672 and 1,231 related to stock options for December 31, 2005, 2004 and 2003, respectively. These shares were excluded due to their antidilutive effect.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

Note 11 - Stock Option Plans

In 1994, the Company established the 1994 Incentive Stock Option Plan (the “1994 Plan”). The 1994 Plan provided for the granting of Incentive Stock Options to purchase shares of the Company’s common stock to officers and key employees at a price not less than the fair market value at the date of grant as determined by the compensation committee of the Board of Directors. The maximum number of shares available for issuance under the plan was 298. Options became exercisable as determined by the compensation committee of the Board of Directors at the date of grant. Options expire ten years from the date of grant.

In October, 1995, the Company’s Board of Directors and stockholders approved the 1995 Long Term Incentive Plan (the “1995 Plan”). The 1995 Plan provided for grants of “incentive stock options” or nonqualified stock options, and awards of restricted stock, to executives and key employees, including officers and employee Directors. The 1995 Plan is administered by the Compensation Committee of the Board of Directors, which determines the optionees and the terms of the options granted under the 1995 Plan, including the exercise price, number of shares subject to the option and the exercisability thereof, as well as the recipients and number of shares awarded for restricted stock awards; provided, however, that no employee may receive stock options or restricted stock awards which would result, separately or in combination, in the acquisition of more than 100 shares of Common Stock of the Company under the 1995 Plan. The exercise price of incentive stock options granted under the 1995 Plan must be equal to at least the fair market value of the Common Stock on the date of grant. With respect to any optionee who owns stock representing more than 10% of the voting power of all classes of the Company’s outstanding capital stock, the exercise price of any incentive stock option must be equal to at least 110% of the fair market value of the Common Stock on the date of grant, and the term of the option may not exceed five years. The term of all other incentive stock options granted under the 1995 Plan may not exceed ten years. The aggregate fair market value of Common Stock (determined as of the date of the option grant) for which an incentive stock option may for the first time become exercisable in any calendar year may not exceed $100. The exercise price for nonqualified stock options is established by the Compensation Committee, and may be more or less than the fair market value of the Common Stock on the date of grant.

Stockholders have previously approved a total of 1,150 shares of common stock for issuance under the 1995 Plan, as amended to date. The 1995 Plan expired by its terms on November 30, 2005.

In May, 1998, the stockholders of the Company approved the Amended and Restated 1996 Director Option Plan (the “Amended 1996 Plan”). Under the plan, Directors who are not currently employed by the Company or any subsidiary of the Company and have not been so employed within the preceding six months are eligible to receive options from time to time to purchase the number of shares of Common Stock determined by the Board in its discretion; provided, however, that no Director is permitted to receive options to purchase more than 5 shares of Common Stock in any one calendar year. The exercise price for such shares is the fair market value thereof on the date of grant, and the options vest as determined in each case by the Board of Directors. Options granted under the Amended 1996 Plan must be exercised within 10 years from the date of grant. A maximum of 200 shares of Common Stock are subject to issuance under the Amended 1996 Plan, as amended. The plan is administered by the Board of Directors. The Amended 1996 Plan expired by its terms on January 2, 2006.

In 1996, the Board of Directors granted a non-plan, non-qualified option for 10 shares to an individual, who was not an employee or director of the Company at the time of the grant. The option was originally exercisable at $10.25 per share and expires in 2006. This option was repriced to $6.88 per share on September 17, 1998.

In May 2005, the stockholders of the Company approved the 2005 Employee Equity Incentive Plan (the “Employee Plan”). The Employee Plan authorizes the Compensation Committee of the Board of Directors (the “Committee”) to grant a maximum of 500 shares of equity based and other performance based awards to executive officers and other key employees of the Company. The Committee determines the optionees and the terms of the awards granted under the Employee Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.

In May 2005, the stockholders of the Company approved the 2005 Director Equity Incentive Plan (the “Director Plan”). The Director Plan authorizes the Board of Directors (the “Board”) to grant a maximum of 200 shares of equity based and other performance based awards to non employee directors of the Company. The Board determines the optionees and the terms of the awards granted under the Director Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

The following tables summarize information about stock options outstanding for each of the three years ended December 31, 2003, 2004 and 2005:

	1994 Plan (#)	Weighted- Average Exercise Price ($)	1995 Plan (#)	Weighted-Average Exercise Price ($)		1996 Plan (#)	Weighted-Average Exercise Price ($)	2005 Employee Plan (#)	Weighted-Average Exercise Price ($)
Shares under option:
Outstanding at
January 1, 2003	80	3.45	1,039	5.36		94	5.29	-	-
Granted	-	-	-	-		20	2.05	-	-
Exercised	-	-	-	-		-	-	-	-
Forfeited	-	-	(12)	4.56		-	-	-	-
Options outstanding at December 31, 2003	80	3.45	1,027	5.37		114	4.70	-	-
Granted	-	-	24	3.32		20	3.10	-	-
Exercised	-	-	(20)	2.88		-	-	-	-
Forfeited	(26)	2.56	(42)	5.43		(6)	4.63	-	-
Options outstanding at December 31, 2004	54	3.85	989	5.35		128	4.37	-	-
Granted	-	-	76	3.84		25	3.85	80	3.76
Exercised	-	-	-	-		-	-	-	-
Forfeited	(31)	4.33	(39)	5.43		-	-	-	-
Options outstanding at December 31, 2005	23	3.40	1,026	5.24		153	4.28	80	3.76
Options exercisable at December 31, 2005	23	3.40	1,004	5.26		153	4.28	80	3.76
Weighted-average fair value of options granted during: 2003 2004 2005	- - -		- $2.63 $3.84		$ $ $	2.05 2.46 3.85		- - $3.76

Total options available for grant were 667 and 148 at December 31, 2005 and December 31, 2004, respectively.

	Options Outstanding			Options Exercisable

Range of Exercise Prices ($)	Number of Options Outstanding at 12/31/05	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price ($)	Number Exercisable at 12/31/05	Weighted-Average Exercise Price ($)
1994 Plan:
2.88 to 6.88	23	4.6	3.40	23	3.40
1995 Plan:
2.88 to 8.63	1,026	4.2	5.24	1,004	5.26
1996 Plan:
2.05 to 7.03	153	6.2	4.28	153	4.28

2005 Employee Plan
2.65 to 3.84	80	9.3	3.76	80	3.76

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

Note 12 - Income Taxes

The following summarizes the provision (benefit) for income taxes:

	Year Ended December 31,
	2005	2004	2003
Current: Federal	--	--	$(691)
State and local	--	--	--
	--	--	(691)
Deferred:
Federal	(1,606)	(19)	(655)
State and local	(353)	(4)	--
	(1,959)	(23)	(655)
Valuation allowance	1,959	2,849	1,028
Provision (benefit) for income taxes	--	$2,826	$(318)

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

	Year Ended December 31,
	2005	2004	2003
Provision (benefit) for Federal income taxes at the statutory rate	(1,824)	(101)	$(1,170)
State and local income taxes, net of Federal benefit	(248)	(14)	(159)
Adjustment of prior year’s accruals	--	--	--
Other, net	113	92	(17)
Change in valuation allowance	$1,959	2,849	1,028
Provision (benefit) for income taxes	--	$2,826	$(318)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets: Allowance for doubtful accounts	$328	$231
Inventories	3,635	1,974
Other	128	112
Goodwill	2,624	2,990
Net operating loss carry forward	1,532	1,043
Total deferred tax assets	8,247	6,350
Deferred tax liabilities:
Depreciation	(55)	(117)
Total deferred tax liabilities	(55)	(117)
	8,192	6,233
Valuation allowance	(5,836)	(3,877)
Net	$2,356	$2,356

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

The Company has recorded $651 and $1,705 of short term and long term deferred tax assets, respectively, as of December 31, 2005, since it projects recovering these benefits over the next three to five years. The Company also considered various tax strategies in arriving at the carrying amount of deferred tax assets. A valuation allowance has been recorded against the balance of the long-term deferred tax benefits since management does not believe the realization of these benefits is more likely than not. As of December 31, 2005, the Company had a federal net operating loss carry forward of approximately $3,668, which will begin to expire in the year 2023.

Note 13 - Cable Systems and Telephone Products (Subscribers and passings in whole numbers)

During June, 2002, BDR Broadband, a 90% owned subsidiary of the Company, acquired certain rights-of-entry for multiple dwelling unit cable television and high-speed data systems (the “Systems”). As a result of the Company acquiring additional rights-of-entry, the Systems are currently comprised of approximately 3,200 existing MDU cable television subscribers and approximately 7,800 passings. In addition, the Systems were upgraded with approximately $799 and $331 of interdiction and other products of the Company during 2005 and 2004, respectively. During 2004, two Systems located outside the region where the remaining Systems are located, were sold. It is planned that the Systems will be upgraded with approximately $400 of additional products of the Company during 2006.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

The audited financial statements of Blonder Tongue Telephone, LLC are included as Exhibit 99.1 to this Form 10-K.

The following is a summary of the condensed financial statements of BTT:

	December 31,
	2005	2004
Balance Sheet Current assets	$23	$86
Non-current assets	31	-
Investment in Blonder Tongue Common Stock	975	2,155
Receivable from affiliates	-	439
Total	1,029	2,680

Current liabilities	19	35
Payable to affiliates	42	60
Total liabilities	61	95

Net worth	968	2,585
Total liabilities and net worth	1,029	$2,680

	December 31,
	2005	2004
Statement of Operations Revenue	$205	$117
Expenses	640	576
Net loss	$(435)	$(459)

	December 31,
	2005	2004
Cash Flows Net cash used in operating activities	$(444)	$(233)
Net cash provided by (used in) investing activities	25	(57)
Net cash provided by financing activities	420	284
Net decrease/increase in cash	$1	$(6)

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

Note 15 - Quarterly Financial Information - Unaudited

	2005 Quarters				2004 Quarters

	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$9,269	$9,408	$9,666	$8,125	$8,529	$10,917	$11,215	$8,572
Gross profit (loss) (1)	2,527	2,859	(53)	2,971	2,941	3,080	3,580	3,001
Net earnings (loss) (2)(3)	(890)	(641)	(3,516)	(453)	(397)	236	406	(3,367)
Basic earnings (loss) per share	(0.11)	(0.08)	(0.44)	(0.06)	(0.05)	.03	.05	(0.42)
Diluted earnings (loss) per share	(0.11)	(0.08)	(0.44)	(0.06)	(0.05)	.03	.05	(0.42)

(1) During the fourth quarter management did a thorough review of all of the Company’s inventory categories. As a result, the Company recorded an additional increase for excess inventory of $572 for 2004.

(2) During the fourth quarter of 2004, the Company recorded a deferred tax valuation allowance of $2,826.

(3) During the fourth quarter of 2004, the Company recorded its share in the loss of BTT.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.

The audit referred to in our report dated March 3, 2006, relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ Marcum and Kliegman, LLP

Marcum and Kliegman, LLP
New York, New York

March 3, 2006

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
Woodbridge, New Jersey

April 12, 2005

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

Column A	Column B	Column C Additions		Column D		Column E
Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts	Deductions Write-Offs		Balance at End of Year
Year ended December 31, 2005:	$607	$256	--	--	(1)	$863
Year ended December 31, 2004:	$1,192	$107	--	(692	)(1)	$607
Year ended December 31, 2003:	$715	$360	$117	--		$1,192

Deferred Tax Asset Valuation Allowance
Year ended December 31, 2005:	$3,877	$1,959	--	--		$5,836
Year ended December 31, 2004:	$1,028	$2,849	--	--		$3,877
Year ended December 31, 2003:	--	$1,028	--	--		$1,028

Inventory Reserve
Year ended December 31, 2005:	$4,344	$4,372	--	--		$8,716
Year ended December 31, 2004:	$3,472	$872	--	--		$4,344
Year ended December 31, 2003:	$2,443	$1,576	--	($547	)(2)	$3,472

(1)	Write off of uncollectible accounts.
(2)	Disposal of fully reserved inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: March 31, 2006	By:/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

By:/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James A. Luksch James A. Luksch	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2006
/s/ Eric Skolnik Eric Skolnik	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2006
/s/ Robert J. Palle, Jr. Robert J. Pallé, Jr.	Director, President, Chief Operating Officer and Secretary	March 31 , 2006
/s/ John E. Dwight John E. Dwight	Director	March 31, 2006
/s/ James H. Williams James H. Williams	Director	March 31, 2006
/s/ James F. Williams James F. Williams	Director	March 31, 2006
/s/ Robert B. Mayer Robert B. Mayer	Director	March 31, 2006
/s/ Gary P. Scharmett Gary P. Scharmett	Director	March 31, 2006
/s/ Robert E. Heaton Robert E. Heaton	Director	March 31, 2006
/s/ Stephen K. Necessary Stephen K. Necessary	Director	March 31, 2006