Form 10-Q
period 2006-03-31
BLONDER TONGUE LABORATORIES INC
filed 2006-05-12
CIK 1000683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006,

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

Yes   X    No

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer, or a  non-accelerated  filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer        Non-accelerated filer   X

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

Yes       No   X

Number of shares of common  stock,  par value $.001,  outstanding  as of May 12,
2006: 8,015,406.

                      The Exhibit Index appears on page 15.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                     (unaudited)
                                                       March 31,    December 31,
                                                          2006             2005

               Assets (Note 4)
Current assets:
   Cash...........................................        $117             $787
   Accounts receivable,
       net of allowance for
       doubtful accounts of $ 927
       and $863 respectively......................       5,403            3,567
   Inventories (Note 3)...........................       8,604            9,649
   Prepaid and other current assets...............         744              490
   Deferred income taxes .........................         651              651
                                                      ---------        ---------
       Total current assets.......................      15,519           15,144
Inventories, non-current (net) (Note 3)...........       4,721            4,866
Property, plant and equipment,
  net of accumulated
  depreciation and amortization ..................       6,103            6,184
Patents, net .....................................       1,770            1,864
Rights-of-Entry, net (Note 5).....................         654              720
Other assets, net.................................       1,507            1,388
Investment in Blonder Tongue
  Telephone LLC (Note 5)..........................         928              993
Deferred income taxes ............................       1,705            1,705
                                                      -----------      ---------
                                                       $32,907          $32,864
                                                      ===========      =========

       Liabilities and Stockholders' Equity
         Current liabilities:
   Current portion of long-term debt
      (Note 4)....................................      $4,944           $4,249
   Accounts payable...............................       1,414            2,231
   Accrued compensation...........................         614              598
   Accrued benefit liability......................         185              185
      Income taxes payable........................         487              491
   Other accrued expenses ........................         307              282
                                                      -----------      ---------
      Total current liabilities...................       7,951            8,036
                                                      -----------      ---------
Long-term debt (Note 4)...........................       3,262            3,329
Commitments and contingencies.....................           -                -
Stockholders' equity:
   Preferred stock, $.001 par value;
       authorized 5,000 shares;
       no shares outstanding......................           -                -
   Common stock, $.001 par value;
       authorized 25,000 shares,
       8,465 shares Issued........................           8                8

   Paid-in capital................................      24,205           24,202
   Retained earnings..............................       3,757            3,565
   Accumulated other comprehensive loss...........        (821)            (821)
   Treasury stock, at cost, 449 shares............       5,455)           5,455)
                                                      -----------      ---------
          Total stockholders' equity..............      21,694           21,499
                                                      -----------      ---------
                                                       $32,907          $32,864
                                                      ===========      =========
          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                   Three Months Ended
                                                        March 31,
                                          --------------------------------------
                                                 2006                  2005
                                          ----------------      ----------------

Net sales...........................           $10,387                $9,269
Cost of goods sold..................             6,817                 6,742
                                          ----------------      ----------------
      Gross profit....................           3,570                 2,527
                                          ----------------      ----------------
Operating expenses:
     Selling.........................            1,112                 1,066
     General and administrative......            1,629                 1,653
     Research and development........              392                   411
                                          ----------------      ----------------
                                                 3,133                 3,130
                                          ----------------      ----------------
Earnings (loss) from operations......              437                  (603)
                                          ----------------      ----------------
Other expense
     Interest expense (net)..........             (180)                 (193)
     Equity in loss of Blonder Tongue
        Telephone, LLC...............              (65)                  (94)
                                          ----------------      ----------------
                                                  (245)                 (287)

Earnings (loss ) before income taxes               192                  (890)
Benefit for income taxes............                -                     -
                                          ----------------      ----------------
Net earnings (loss ).................             $192                 $(890)
                                          ================      ================
Basic and diluted earnings (loss)
     per share                                   $0.02                $(0.11)
Basic and diluted weighted average        ================      ================
     shares outstanding                          8,015                 8,015
                                          ================      ================

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                 (In thousands)
                                   (unaudited)

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                     2006                  2005
                                                  ------------          --------
 Cash Flows From Operating Activities:
   Net earnings (loss)........................... $  192                $  (890)
   Adjustments to reconcile net earnings
    (loss) to cash used in operating activities:
     Stock compensation expense..................      3                      -
     Equity in loss from Blonder Tongue
        Telephone, LLC...........................     65                     94
     Depreciation................................    243                    253
     Amortization ...............................    160                    160
     Allowance for doubtful accounts.............     64                      -
     Provision for inventory reserves............      -                    603
  Changes in operating assets and liabilities:
     Accounts receivable......................... (1,900)                (1,648)
     Inventories.................................  1,190                    833
     Prepaid and other current assets............   (254)                   (87)
     Other assets................................   (119)                     -
     Income taxes................................     (4)                    (2)
     Accounts payable, accrued compensation
        and other accrued expenses...............   (776)                   500
                                                  ------------         ---------
       Net cash used in operating activities..... (1,136)                  (184)
                                                  ------------         ---------
Cash Flows From Investing Activities:
   Capital expenditures..........................   (162)                  (125)
   Acquisition of rights-of-entry................      -                     (3)
                                                  ------------         ---------
       Net cash used in investing activities.....   (162)                  (128)
                                                  ------------         ---------
Cash Flows From Financing Activities:
   Borrowings of debt............................    736                  3,640
   Repayments of debt............................   (108)                (3,152)
                                                  ------------         ---------
      Net cash provided by financing activities..    628                    488
                                                  ------------         ---------
      Net increase (decrease) in cash............   (670)                   176
                                                  ------------         ---------
 Cash, beginning of period.......................    787                     70
                                                  ------------         ---------
 Cash, end of period.............................   $117               $    246
                                                  ============         =========
Supplemental Cash Flow Information:
   Cash paid for interest........................   $128                $   140
   Cash paid for income taxes....................     $4                $     2

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

     The  Company's  investment  in Blonder  Tongue  Telephone,  LLC ("BTT") and
NetLinc  Communications,  LLC ("NetLinc") are accounted for on the equity method since  the  Company  does not have  control  over  these  entities.  Information relating to the Company's  rights and obligations with regard to BTT and NetLinc are  summarized  in Note  1(a) to the  Company's  Form  10-K for the year  ended
December 31, 2005.

     On November 11, 2005,  the Company and its  recently  formed,  wholly-owned subsidiary,  Blonder Tongue Far East, LLC, a Delaware limited liability company, entered into a joint venture agreement with Master Gain International Industrial
Limited,  a Hong Kong  corporation,  to  manufacture  products  in the  People's
Republic of China.  This joint  venture was formed to compete  with the Far East manufactured  products and to expand market coverage outside North America.  The business operations have not yet commenced as of March 31, 2006.

     The results for the first quarter of 2006 are not necessarily indicative of the results to be expected  for the full fiscal year and have not been  audited.
In the opinion of management,  the accompanying unaudited consolidated financial statements  contain all  adjustments,  consisting  primarily of normal recurring accruals,  necessary for a fair  statement of the results of operations  for the period presented and the consolidated  balance sheet at March 31, 2006.  Certain information and footnote  disclosures  normally included in financial statements prepared in accordance with generally accepted  accounting  principles have been condensed or omitted pursuant to the SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto that were  included in the  Company's  latest annual report on Form 10-K for the year ended December 31, 2005.

Note 2 - Stock Options

     The  Company  implemented  FAS  123(R) in the first  quarter  of 2006.  The statement  requires companies to expense the value of employee stock options and similar  awards.  Under FAS 123(R)  share-based  payment awards result in a cost that will be  measured  at fair  value on the  awards'  grant  date based on the estimated  number of awards  that are  expected to vest.  Compensation  cost for awards  that  vest will not be  reversed  if the  awards  expire  without  being exercised.  Stock compensation  expense under FAS 123(R) was $3 during the three months ended March 31, 2006.

     The Company  estimates  the fair value of each stock  option grant by using the  Black-Scholes  option-pricing  model with the  following  weighted  average assumptions  used for grants made during the three  months  ended March 31, 2006 and 2005, respectively:  expected lives of 6.3 and 9.5 years, no dividend yield, volatility at 72% and 73%, and risk free interest rate of 4.65% and 3.2%.

     Under  accounting  provisions of FAS 123R, the Company's net loss to common shareholders  and net loss per common share would have been  adjusted to the pro forma amounts  indicated  below during the three months ended March 31, 2005 (in thousands, except per share data):

Net loss as reported .........................        $   (890)
Adjustment for fair value of stock options....             160
                                                      --------------
     Pro forma................................        $ (1,050)
                                                      ==============
Net loss per share basic and diluted:
     As reported..............................        $  (0.11)
                                                      ==============
     Pro forma................................        $  (0.13)
                                                      ==============

Note 3 - Inventories

         Inventories net of reserves are summarized as follows:

                                               (unaudited)
                                                March 31,         Dec. 31,
                                                   2006             2005
                                              ---------------   -------------
 Raw Materials...............................     $9,900           $10,071
 Work in process.............................      1,855             2,102
 Finished Goods..............................     10,286            11,058
                                              ---------------   -------------
                                                  22,041            23,231
 Less current inventory......................     (8,604)           (9,649)
                                              ---------------   -------------
                                                  13,437            13,582
 Less Reserve primarily for excess inventory.     (8,716)           (8,716)
                                              ---------------   -------------
                                                  $4,721            $4,866
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

Note 4 - Debt

     On  December  29,  2005 the  Company  entered  into a Credit  and  Security
Agreement ("Credit Agreement") with National City Business Credit, Inc. ("NCBC")
and National City Bank (the  "Bank").  The Credit  Agreement  provides for (i) a
$10,000 asset based  revolving  credit  facility  ("Revolving  Loan") and (ii) a
$3,500 term loan facility  ("Term Loan"),  both of which have a three year term.
The amounts which may be borrowed  under the Revolving Loan are based on certain percentages of Eligible  Receivables and Eligible  Inventory,  as such terms are defined in the Credit Agreement. The obligations of the Company under the Credit
Agreement are secured by substantially all of the assets of the Company.

     Under the Credit Agreement, the Revolving Loan bears interest at a rate per annum equal to the Libor Rate Plus 2.25%,  or the  "Alternate  Base Rate," being the higher of (i) the prime lending rate announced from time to time by the Bank or (ii) the Federal Funds  Effective Rate (as defined in the Credit  Agreement), plus 0.50%.  The Term Loan bears interest at a rate per annum equal to the Libor
Rate plus 2.75% or the Alternate  Base Rate plus 0.50%.  In connection  with the
Term Loan,  the Company  entered  into an interest  rate swap  agreement  ("Swap

Agreement") with the Bank which exchanges the variable interest rate of the Term
Loan for a fixed  interest  rate of 5.13% per annum  effective  January 10, 2006 through the maturity of the Term Loan.

     In  March  2006,  the  Credit  Agreement  was  amended  to (i)  modify  the definition of "EBITDA" to exclude  certain  non-cash items from the  calculation thereof,  (ii) increase the applicable interest rates for the Revolving Loan and
Term Loan  thereunder  by 25 basis points until such time as the Company has met certain financial covenants for two consecutive fiscal quarters, (iii) impose an availability block of $500 under the Company's borrowing base until such time as the Company has met  certain  financial  covenants  for two  consecutive  fiscal quarters,  and (iv) retroactively modify the agreement to defer applicability of the fixed  charge  coverage  ratio until June 30, 2006 and increase the required ratio from 1.00:1.00 to 1.10:1.00 thereunder.

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

     Proceeds  from the Credit  Agreement  were used to refinance  the Company's existing  credit  facility with Commerce Bank, N.A.  ("Commerce  Bank"),  to pay transaction  costs, to provide  working capital and for other general  corporate purposes.

     The  Company's  former credit  facility  with Commerce Bank was  originally entered into on March 20, 2002.  The  Commerce  Bank credit  facility was for an aggregate  amount of $18,500  comprised of (i) a $6,000 revolving line of credit under  which funds could be borrowed at the prime rate plus 2.0% with a floor of
5.5%,  (ii) a $9,000  term loan which bore  interest at a rate of 7.5% and which required  equal  monthly  principal  payments of $193 plus interest with a final payment on April 1, 2006 of all of the remaining  unpaid principal and interest, and (iii) a $3,500  mortgage  loan bearing  interest at 7.5% and which  required equal monthly principal  payments of $19, with a final payment on April 1, 2017, subject to a call provision after five years.

     Note 5 - Cable Systems and Telephone Products  (Subscribers and passings in whole numbers)

     During June,  2002, BDR Broadband,  a 90% owned  subsidiary of the Company, acquired certain rights-of-entry for multiple dwelling unit cable television and high-speed data systems (the  "Systems").  As a result of the Company  acquiring additional rights-of-entry, the Systems are currently comprised of approximately
3,200  existing  MDU  cable  television   subscribers  and  approximately  7,800
passings.  In addition,  the Systems were upgraded with  approximately  $799 and
$331 of  interdiction  and other  products of the Company  during 2005 and 2004, respectively.  During  2004,  two Systems  located  outside the region where the remaining Systems are located, were sold. It is planned that the Systems will be upgraded with  approximately  $400 of additional  products of the Company during
2006.

     The Company's consolidated financial statements include the accounts of BDR
Broadband.

     During 2003,  the Company  entered into a series of agreements  pursuant to which the  Company  ultimately  acquired a 50%  economic  ownership  interest in
NetLinc  Communications,  LLC  ("NetLinc")  and Blonder  Tongue  Telephone,  LLC
("BTT") (to which the Company has licensed  its name).  The  aggregate  purchase price  consisted of (i) the cash portion of $1,167,  plus (ii) 500 shares of the
Company's  common  stock.  BTT has an  obligation  to  redeem  the  $1,167  cash component of the purchase price to the Company via preferential distributions of cash  flow  under  BTT's  limited  liability  company  operating  agreement.  In addition,  of the 500  shares of  common  stock  issued  to BTT as the  non-cash component of the purchase  price (fair valued at $1,030),  one-half (250 shares)
have been pledged to the Company as collateral.

     NetLinc  owns  patents,  proprietary  technology  and  know-how for certain telephony  products that allow Competitive Local Exchange Carriers  ("CLECs") to competitively  provide voice service to multiple  dwelling units  ("MDUs").  BTT partners with CLECs to offer primary voice service to MDUs,  receiving a portion of the line  charges due from the CLECs'  telephone  customers,  and the Company offers for sale a line of telephony  equipment to complement  the voice service.
Certain distributorship  agreements were entered into among NetLinc, BTT and the
Company  pursuant  to  which  the  Company  ultimately  acquired  the  right  to distribute NetLinc's telephony products to private and franchise cable operators as well as to all buyers for use in MDU applications.  However,  the Company can also purchase  similar  telephony  products  directly from third party suppliers other than NetLinc and, in connection  therewith,  the Company would pay certain future  royalties  to  NetLinc  and BTT from the sale of these  products  by the
Company. While the distributorship agreements among NetLinc, BTT and the Company have not been terminated,  the Company does not anticipate  purchasing  products from NetLinc in the near term. NetLinc,  however,  continues to own intellectual property,  which may be further  developed and used in the future to manufacture and sell telephony products under the  distributorship  agreements.  The Company accounts for its investments in NetLinc and BTT using the equity method.

Note 6 - Related Party Transactions

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

     As of March 31,  2006,  the Chief  Executive  Officer  was  indebted to the
Company in the amount of $176,  for which no  interest  has been  charged.  This indebtedness  arose  from a series  of cash  advances,  the  latest of which was advanced in February  2002 and is included in other assets at March 31, 2006 and
December 31, 2005.

     As  described  in Note 5  above,  the  Company  entered  into a  series  of agreements  in 2003  pursuant  to which it  acquired  a 50%  economic  ownership interest in NetLinc and BTT. As the non-cash  component  of the purchase  price, the  Company  issued  500 shares of its common  stock to BTT,  resulting  in BTT becoming  the owner of greater  than 5% of the  outstanding  common stock of the
Company.  One half of such common  stock (250  shares)  has been  pledged to the
Company as collateral to secure BTT's  obligations  to the Company.  The Company will receive  preferential  distributions  equal to the $1,167 cash component of the  purchase  price from the cash flows of BTT.  The  Company  also pays future royalties  to  NetLinc  and BTT  upon the sale of  certain  telephony  products.
Through this telephony venture, BTT offers primary voice service to MDUs and the
Company  offers for sale a line of telephony  equipment to complement  the voice service.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

Forward-Looking Statements

     In addition to  historical  information,  this  Quarterly  Report  contains forward-looking  statements  relating to such matters as  anticipated  financial performance,  business  prospects,  technological  developments,  new  products, research and development  activities and similar matters. The Private Securities
Litigation  Reform  Act of  1995  provides  a safe  harbor  for  forward-looking statements.  In order to comply with the terms of the safe  harbor,  the Company notes that a variety of factors  could cause the  Company's  actual  results and
experience  to  differ   materially  from  the  anticipated   results  or  other
expectations expressed in the Company's  forward-looking  statements.  The risks and uncertainties  that may affect the operation,  performance,  development and results of the Company's business include, but are not limited to, those matters discussed  herein in the section  entitled Item 2 - Management's  Discussion and
Analysis of Financial Condition and Results of Operations.  The words "believe",
"expect",    "anticipate",    "project"   and   similar   expressions   identify
forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Company  undertakes no obligation to publicly revise these forward-looking  statements to reflect events or circumstances  that arise after the date hereof.  Readers should carefully review the risk factors  described in other  documents  the Company  files from time to time with the  Securities  and
Exchange Commission,  including without limitation,  the Company's Annual Report on Form 10-K for the year ended  December 31, 2005 (See Item 1 - Business;  Item
1A - Risk  Factors;  Item  3 -  Legal  Proceedings  and  Item  7 -  Management's
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
("Scientific").  The Company is  utilizing  the SMI  Interdiction  product  line acquired  from  Scientific,  which has been  engineered  primarily  to serve the
franchise    cable    market,    as    a    supplement    to    the    Company's
VideoMask(TM)Interdiction  products,  which are primarily focused on the private cable market.

     Over the past  several  years,  the  Company has  expanded  beyond its core business by acquiring a private cable  television  system (BDR Broadband,  LLC )
and by acquiring an interest in a company offering a private  telephone  program ideally suited to multiple dwelling unit applications (Blonder Tongue Telephone,
LLC). These acquisitions are described in more detail below.

     During June,  2002, BDR Broadband,  a 90% owned  subsidiary of the Company, acquired certain rights-of-entry for multiple dwelling unit cable television and high-speed data systems (the  "Systems").  As a result of the Company  acquiring additional rights-of-entry, the Systems are currently comprised of approximately
3,200  existing  MDU  cable  television   subscribers  and  approximately  7,800
passings. In addition, the Systems were upgraded with approximately $799,000 and
$331,000 of interdiction and other products of the Company during 2005 and 2004, respectively.  During  2004,  two Systems  located  outside the region where the remaining Systems are located, were sold. It is planned that the Systems will be upgraded  with  approximately  $400,000  of  additional  products of the Company during 2006.

     The Company  believes that the model it devised for acquiring and operating the Systems has been  successful and can be replicated  for other  transactions.
The  Company  also  believes  that  opportunities  currently  exist  to  acquire
additional   rights-of-entry   for  multiple  dwelling  unit  cable  television,
high-speed  data  and/or  telephony  systems.  The  Company  is  seeking  and is presently negotiating several such opportunities, although there is no assurance that the Company will be  successful  in  consummating  these  transactions.  In addition, the Company may need financing to acquire additional  rights-of-entry, and financing may not be available on acceptable terms or at all.

     During 2003,  the Company  entered into a series of agreements  pursuant to which the  Company  ultimately  acquired a 50%  economic  ownership  interest in
NetLinc  Communications,  LLC  ("NetLinc")  and Blonder  Tongue  Telephone,  LLC
("BTT") (to which the Company has licensed  its name).  The  aggregate  purchase price  consisted of (i) the cash portion of $1,166,667  plus (ii) 500,000 shares of the Company's  common stock.  BTT has an obligation to redeem the  $1,166,667
cash  component  of  the  purchase   price  to  the  Company  via   preferential
distributions  of cash flow under  BTT's  limited  liability  company  operating agreement.  In addition,  of the 500,000 shares of common stock issued to BTT as the  non-cash  component  of the  purchase  price (fair  valued at  $1,030,000), one-half (250,000 shares) have been pledged to the Company as collateral.

     NetLinc  owns  patents,  proprietary  technology  and  know-how for certain telephony  products that allow Competitive Local Exchange Carriers  ("CLECs") to competitively  provide voice service to multiple  dwelling units  ("MDUs").  BTT partners with CLECs to offer primary voice service to MDUs,  receiving a portion of the line  charges due from the CLECs'  telephone  customers,  and the Company offers for sale a line of telephony  equipment to complement  the voice service.
Certain distributorship  agreements were entered into among NetLinc, BTT and the
Company  pursuant  to  which  the  Company  ultimately  acquired  the  right  to distribute NetLinc's telephony products to private and franchise cable operators as well as to all buyers for use in MDU applications.  However,  the Company can also purchase  similar  telephony  products  directly from third party suppliers other than NetLinc and, in connection  therewith,  the Company would pay certain future  royalties  to  NetLinc  and BTT from the sale of these  products  by the
Company. While the distributorship agreements among NetLinc, BTT and the Company have not been terminated,  the Company does not anticipate  purchasing  products from NetLinc in the near term. NetLinc,  however,  continues to own intellectual property,  which may be further  developed and used in the future to manufacture and sell telephony products under the distributorship agreements.

     In addition to receiving  incremental  revenues  associated with its direct sales of telephony products,  the Company also anticipates  receiving additional revenues  from  telephony  services  provided by or through  contracts  for such services  obtained  by BDR  Broadband,  BTT  (through  the  Company's  50% stake therein) as well as through joint ventures with third  parties.  It has been the
Company's  experience  that the time  frame  from  introduction  of a  telephony service opportunity to consummation of the associated  right-of-entry agreement, is longer than the time frame  relating  to  obtaining  rights-of-entry  for the provision of video and high-speed data services.  This protracted time frame has had an adverse impact on the growth of telephony system  revenues.  As a result, sales  volume has been  lower than  originally  anticipated.  While the  Company believes  that sales will grow at a moderate  pace,  it is unclear  whether such sales will become a significant source of revenue for the Company.

     On November 11, 2005,  the Company and its  recently  formed,  wholly-owned subsidiary,  Blonder Tongue Far East, LLC, a Delaware limited liability company, entered into a Joint Venture  Agreement  (the "Joint  Venture  Agreement")  with
Master Gain International  Industrial Limited, a Hong Kong corporation  ("Master
Gain"), to form a joint venture (the "Joint Venture") to manufacture products in the Peoples  Republic  of China  ("PRC") to compete  with Far East  manufactured products and to expand the Company's market coverage outside North America.  The
Joint  Venture  Agreement  contemplates  the  formation  of several new entities including  a new  Chinese  manufacturing  company  to be called  Shenzhen  China
Blonder Tongue ("SCBT"), fifty percent (50%) of which will be owned (directly or indirectly)  by each of the Company and Master Gain.  The  formation of SCBT and the extent of its  operations  will be subject to approval and regulation by the
PRC. To date,  the Joint Venture has formed a British Virgin Island entity which is owned fifty percent (50%) by each of the Joint Venture parties, however, SCBT has not yet been formed and the Joint Venture parties have not yet completed the capitalization  of the Joint  Venture.  The Joint Venture  anticipates  that the formation  of SCBT and  funding  of the  Joint  Venture  will  occur in the near future. The Joint Venture has identified a manufacturing facility in the PRC for acquisition and anticipates acquiring this facility and commencing production of certain products sometime in the second half of 2006.

     The  Company  will  grant SCBT a license  to use  certain of the  Company's technology  and  know-how  to  manufacture  and sell  certain  of the  Company's products,  and an  exclusive  distributorship  for SCBT to sell  certain  of the
Company's  products in the Asian,  Southeast Asian,  African,  European,  Middle
Eastern and Australian markets. This arrangement will commence with less complex products being licensed and manufactured during the early stages and progress to the license, manufacturing and sale of more complex products over time.

     The  Joint  Venture  Agreement  contemplates  that the Joint  Venture  will acquire from third parties,  other technology and rights to manufacture,  market and sell products developed from these other technologies, including the Coresma
CMTS product  ("CMTS  Technology")  which is being acquired by the Joint Venture and is now manufactured by the Company. The Joint Venture will grant the Company an exclusive  distributorship to sell such products in the North American, South
American and Caribbean markets.

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

Results of Operations

First three months of 2006 Compared with first three months of 2005

     Net Sales. Net sales increased $1,118,000,  or 12.1%, to $10,387,000 in the first three  months of 2006 from  $9,269,000  in the first three months of 2005.
The  increase  in sales is  primarily  attributed  to an increase in digital and headend product sales. Digital products were $1,433,000 and $942,000 and headend products were  $5,050,000  and  $4,682,000 in the first three months of 2006 and
2005, respectively.

     Cost of Goods Sold.  Cost of goods sold  increased  to  $6,817,000  for the first three  months of 2006 from  $6,742,000  for the first three months of 2005 but  decreased  as a percentage  of sales to 65.6% from 72.7%.  The increase was attributed  primarily  to an increase in sales in the first three months of 2006 as  compared  to 2005.  Cost of goods  sold for the first  three  months of 2005
included  a  $603,000   increase  in  the  provision  for  inventory   reserves.
Comparatively, there was no increase in such reserves for the first three months of 2006. Of the 7.1 % apparent improvement in cost of goods sold as a percentage of sales,  approximately  0.6% was associated  with a higher portion of sales in the first three months of 2006 being comprised of higher margin products and the remaining 6.5% of such improvement was associated with the increase in inventory reserves  in the  first  three  months of 2005,  which  adversely  affected  the
Company's cost of goods sold for such period.

     Selling  Expenses.  Selling expenses  increased to $1,112,000 for the first three  months of 2006 from  $1,066,000  in the  first  three  months of 2005 but decreased as a  percentage  of sales to 10.7% for the first three months of 2006 from  11.5% for the  first  three  months  of 2005.  The  $46,000  increase  was primarily  the result of an increase in salaries and fringe  benefits of $14,000 due to an increase in  headcount,  an increase in  commissions  of $9,000 due to increased sales and an increase of consulting fees of $11,000.

     General and Administrative  Expenses.  General and administrative  expenses decreased to $1,629,000  for the first three months of 2006 from  $1,653,000 for the first three months of 2005 and  decreased as a percentage  of sales to 15.7%
for the first  three  months of 2006 from  17.8% for the first  three  months of
2005.  The  $24,000   decrease  was  primarily  the  result  of  a  decrease  in professional  fees of $120,000 and in insurance  costs of $18,000,  offset by an increase in BDR Broadband operating expenses of $113,000.

     Research  and  Development  Expenses.  Research  and  development  expenses decreased  to $392,000 in the first  three  months of 2006 from  $411,000 in the first three months of 2005 and  decreased  as a percentage  of sales to 3.8% for the first  three  months of 2006 from 4.4% for the first  three  months of 2005.
This $19,000 decrease is primarily due to a decrease in departmental supplies of
$19,000.

     Operating  Income (Loss).  Operating income of $437,000 for the first three months of 2006 represents an increase from an operating loss of $603,000 for the first three months of 2005.  Operating income as a percentage of sales increased to 4.2% in the first three  months of 2006 from (6.5%) in the first three months of 2005.

     Other Expense.  Interest  expense  decreased to $180,000 in the first three months of 2006 from $193,000 in the first three months of 2005.  The decrease is the result of lower average borrowing.

     Income  Taxes.  The current  provision for income taxes for the first three months of 2006 and 2005 was zero. A valuation allowance has been recorded on the
2006 and 2005  deferred  tax  assets.  As a result of the  Company's  historical losses, there is no change in the remaining deferred tax asset in 2006 or 2005.

Liquidity and Capital Resources

     As of March 31, 2006 and December 31, 2005, the Company's  working  capital was $7,568,000 and $7,108,000,  respectively. The increase in working capital is attributable  primarily  to an  increase of accounts  receivable  of  $1,900,000 offset by a decrease in current inventory of $1,045,000.

     The Company's  net cash used in operating  activities  for the  three-month period  ended  March 31,  2006 was  $1,136,000,  compared  to  $184,000  for the three-month period ended March 31, 2005. The increase is attributable  primarily to a reduction  in accounts  payable,  accrued  compensation  and other  accrued expenses of $776,000.

     Cash  used  in  investing  activities  was  $162,000  which  was  primarily attributable to capital  expenditures  for new equipment and upgrades to the BDR
Broadband Systems of $136,000.

     Cash  provided by  financing  activities  was  $628,000 for the first three months of 2006  primarily  comprised  of  $736,000 of net  borrowings  offset by
$108,000 of repayments of debt.

     On  December  29,  2005 the  Company  entered  into a Credit  and  Security
Agreement ("Credit Agreement") with National City Business Credit, Inc. ("NCBC")
and National City Bank (the  "Bank").  The Credit  Agreement  provides for (i) a
$10,000,000  asset-based revolving credit facility ("Revolving Loan") and (ii) a
$3,500,000  term loan facility  ("Term  Loan"),  both of which have a three year term.  The amounts which may be borrowed  under the Revolving  Loan are based on certain  percentages of Eligible  Receivables  and Eligible  Inventory,  as such terms are defined in the Credit Agreement.  The obligations of the Company under the  Credit  Agreement  are  secured by  substantially  all of the assets of the
Company.

     Under the Credit Agreement, the Revolving Loan bears interest at a rate per annum equal to the Libor Rate Plus 2.25%,  or the  "Alternate  Base Rate," being the higher of (i) the prime lending rate announced from time to time by the Bank or (ii) the Federal Funds  Effective Rate (as defined in the Credit  Agreement), plus 0.50%.  The Term Loan bears interest at a rate per annum equal to the Libor
Rate plus 2.75% or the Alternate  Base Rate plus 0.50%.  In connection  with the
Term Loan,  the Company  entered  into an interest  rate swap  agreement  ("Swap
Agreement") with the Bank which exchanges the variable interest rate of the Term
Loan for a fixed  interest  rate of 5.13% per annum  effective  January 10, 2006 through the maturity of the Term Loan.

     In  March  2006,  the  Credit  Agreement  was  amended  to (i)  modify  the definition of "EBITDA" to exclude  certain  non-cash items from the  calculation thereof,  (ii) increase the applicable interest rates for the Revolving Loan and
Term Loan  thereunder  by 25 basis points until such time as the Company has met certain financial covenants for two consecutive fiscal quarters, (iii) impose an availability  block of $500,000  under the Company's  borrowing  base until such time as the Company  has met certain  financial  covenants  for two  consecutive
fiscal  quarters,   and  (iv)  retroactively   modify  the  agreement  to  defer
applicability  of the  fixed  charge  coverage  ratio  until  June 30,  2006 and increase the required ratio from 1.00:1.00 to 1.10:1.00 thereunder.

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

     Proceeds  from the Credit  Agreement  were used to refinance  the Company's former credit  facility with  Commerce  Bank,  N.A.  ("Commerce  Bank"),  to pay transaction  costs, to provide  working capital and for other general  corporate purposes.

     The  Company's  former credit  facility  with Commerce Bank was  originally entered into on March 20, 2002.  The  Commerce  Bank credit  facility was for an aggregate amount of $18,500,000, comprised of (i) a $6,000,000 revolving line of credit  under  which  funds could be borrowed at the prime rate plus 2.0% with a floor of 5.5%, (ii) a $9,000,000 term loan which bore interest at a rate of 7.5%
and which  required equal monthly  principal  payments of $193,000 plus interest with a final payment on April 1, 2006 of all of the remaining  unpaid  principal and interest,  and (iii) a $3,500,000 mortgage loan bearing interest at 7.5% and which required equal monthly principal payments of $19,000, with a final payment on April 1, 2017, subject to a call provision after five years.

     At March 31, 2006,  there was $4,538,000 and $3,442,000  outstanding  under the NCBC Revolving Loan and Term Loan, respectively.

The Company  anticipates that the cash generated from operations,  existing cash balances and amounts  available  under its credit  facility  with NCBC,  will be sufficient to satisfy its foreseeable working capital needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  market  risk  inherent  in the  Company's  financial  instruments  and positions represents the potential loss arising from adverse changes in interest rates.  At  March  31,  2006  and 2005 the  principal  amount  of the  Company's aggregate  outstanding variable rate indebtedness was $7,980,000 and $3,911,000, respectively.  A  hypothetical  100 basis point increase in interest rates would have had an annualized  unfavorable impact of approximately $80,000 and $39,000, respectively,  on the  Company's  earnings  and  cash  flows  based  upon  these quarter-end debt levels. With regard to the Company's  $3,500,000 Term Loan with
NCBC,  the  Company  entered  into an  interest  rate swap  with the Bank  which exchanges the variable  interest rate of the Term Loan for a fixed interest rate of 5.13% per annum.  This interest rate swap, which became effective January 10,
2006 and runs through the maturity of the three year Term Loan,  will reduce the unfavorable impact of any increase in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

     The  Company  maintains  a system of  disclosure  controls  and  procedures designed  to  provide  reasonable  assurance  that  information  required  to be disclosed in the Company's reports filed or submitted pursuant to the Securities
Exchange Act of 1934, as amended (the "Exchange  Act"), is recorded,  processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange  Commission.  Disclosure  controls and procedures include,  without  limitation,  controls and procedures  designed to ensure that such  information is accumulated and  communicated to the Company's  management,
including  its  Chief  Executive  Officer  and  Chief  Financial   Officer,   as
appropriate,  to allow  timely  decisions  regarding  required  disclosure.  The
Company  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation  of management,  including the Chief  Executive  Officer and Chief
Financial  Officer,  of the design and  operation  of the  Company's  disclosure controls  and  procedures  as of the end of the period  covered by this  report.
Based on this  evaluation,  the  Company's  Chief  Executive  Officer  and Chief
Financial  Officer  concluded  that  the  Company's   disclosure   controls  and
procedures were effective at March 31, 2006.

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

ITEM 1A. RISK FACTORS

     There has not been any material  change in the  disclosure  of risk factors contained  in the  Company's  Form 10-K for the fiscal year ended  December  31,
2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         Exhibits

     The exhibits are listed in the Exhibit Index appearing at page 15 herein

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                     BLONDER TONGUE LABORATORIES, INC.

Date:  May 12, 2006                     By:  /s/  James A. Luksch
                                             James A. Luksch
                                             Chief Executive Officer

                                        By:  /s/  Eric Skolnik
                                             Eric Skolnik
                                             Senior Vice President
                                             and Chief Financial Officer
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit #               Description                        Location

3.1         Restated Certificate of
            Incorporation of Blonder Tongue       Incorporated by reference
            Laboratories, Inc.                    from Exhibit 3.1 to S-1
                                                  Registration Statement No.
                                                  33-98070 originally filed
                                                  October 12, 1995, as amended.

3.2         Restated Bylaws of Blonder Tongue     Incorporated by reference
            Laboratories, Inc.                    from Exhibit 3.2 to S-1
                                                  Registration Statement No.
                                                  33-98070 originally filed
                                                  October 12, 1995, as amended.

10.1        First Amendment to Credit             Filed herewith.
            and Security Agreement between
            Blonder Tongue Laboratories, Inc.,
            BDR Broadband, LLC, Blonder Tongue
            Investment Company,National City
            Business Credit, Inc.and National
            City Bank, dated March 29, 2006.

10.2        Side Letter Agreement between         Filed herewith.
            Blonder Tongue Laboratories, Inc.
            and Octalica, Inc., dated
            February 27, 2006.

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

