Form 10-Q
period 2006-06-30
BLONDER TONGUE LABORATORIES INC
filed 2006-08-14
CIK 1000683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006,

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

Yes        No   X

Number of shares of common stock, par value $.001, outstanding as of August 11,
2006: 7,515,406.

                      The Exhibit Index appears on page 20.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                  (unaudited)
                                                     June 30,       December 31,
                                                        2006             2005

               Assets (Note 4)
Current assets:
  Cash........................................            $323             $787
  Accounts receivable, net of allowance for
      doubtful accounts of $766 and $863
      respectively...........                            5,680            3,567
  Inventories (Note 3)........................           7,986            9,649
  Prepaid and other current assets............             436              490
  Deferred income taxes ......................             651              651
                                                  -------------- --------------
      Total current assets....................          15,076           15,144
Inventories, non-current (net) (Note 3).......           4,717            4,866
Property, plant and equipment, net of
  accumulated depreciation and amortization ......       5,965            6,184
Patents, net .................................           1,677            1,864
Rights-of-Entry, net (Note 5).................             639              720
Other assets, net.............................           1,512            1,388
Investment in Blonder Tongue
   Telephone LLC (Note 5)....                                -              993
Deferred income taxes ........................           1,705            1,705
                                                  -------------- --------------
                                                       $31,291          $32,864
                                                  ============== ==============
                    Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt (Note 4).....       $3,945           $4,249
  Accounts payable...............................        1,877            2,231
  Accrued compensation...........................          784              598
  Accrued benefit liability......................          185              185
  Income taxes payable...........................          472              491
  Other accrued expenses ........................          350              282
                                                   --------------- -------------
      Total current liabilities..................        7,613            8,036
                                                   --------------- -------------
Long-term debt (Note 4).......................           3,193            3,329
Commitments and contingencies.................               -                -
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000
      shares; no shares outstanding.........                 -                -
  Common stock, $.001 par value; authorized 25,000
      shares, 8,465 shares Issued...........                 8                8
  Paid-in capital................................       24,286           24,202
  Retained earnings..............................        3,353            3,565
  Accumulated other comprehensive loss...........         (821)            (821)
  Treasury stock, at cost, 949 and 449 shares....       (6,341)          (5,455)
                                                    --------------- ------------
      Total stockholders' equity.................       20,485           21,499
                                                    --------------- ------------
                                                       $31,291          $32,864
                                                    =============== ============

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                  Three Months             Six Months
                                  Ended June 30,         Ended June 30,
                              ---------------------   -------------------------
                                2006           2005      2006             2005
                              -----------  ----------   -----------  -----------
Net sales.....................$10,012      $ 9,408      $20,399         $18,677
Cost of goods sold............  6,665        6,549       13,482          13,291
                              -----------  ----------   -----------  -----------
   Gross profit ..............  3,347        2,859        6,917           5,386
                              -----------  ----------   -----------  -----------
Operating expenses:
   Selling....................  1,241        1,124        2,353           2,190
   General and administrative.  1,867        1,681        3,496           3,334
   Research and development...    409          395          801             806
                              -----------  ----------   -----------  -----------
                                3,517        3,200        6,650           6,330
                              -----------  ----------   -----------  -----------
Earnings (loss) from operation   (170)        (341)         267            (944)
                              -----------  ----------   -----------  -----------
Other Expense:
   Interest expense (net).....   (192)        (203)        (372)           (396)
   Equity in loss of Blonder
      Tongue Telephone, LLC...    (42)         (97)        (107)           (191)
                              -----------  ----------   -----------  -----------
                                 (234)        (300)        (479)           (587)
                              -----------  ----------   -----------  -----------
Net loss......................  $(404)      $ (641)       $(212)        $(1,531)
                              ===========  ==========   ===========  ===========
Basic and diluted loss per
 share.......................  $(0.05)     $ (0.08)      $(0.03)        $ (0.19)
                              ===========  ==========   ===========  ===========
Basic and diluted weighted
average shares outstanding..... 8,010          8,015      8,013           8,015

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                               Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                              2006          2005
                                                          ----------   ---------
 Cash Flows From Operating Activities:
   Net loss.............................................    $(212)    $(1,531)
   Adjustments to reconcile net  loss to cash
    provided by (used in) operating activities:
     Stock compensation expense.........................       84           -
     Equity in loss from Blonder Tongue Telephone, LLC..      107         191
     Depreciation.......................................      489         504
     Amortization ......................................      319         319
     Allowance for doubtful accounts....................      180           -
     Provision for inventory reserves...................        -         879
 Changes in operating assets and liabilities:
     Accounts receivable................................   (2,293)     (2,320)
     Inventories........................................    1,812       1,094
     Prepaid and other current assets...................       54          67
     Other assets.......................................     (124)       (204)
     Income taxes.......................................      (19)        (10)
     Accounts payable, accrued compensation and other
       accrued expenses.                                     (100)        967
                                                           ---------  ----------
       Net cash provided by (used in) operating
         activities.............                              297         (44)
                                                           ---------  ----------
Cash Flows From Investing Activities:
   Capital expenditures.................................     (270)       (348)
   Acquisition of rights-of-entry.......................      (51)         (3)
                                                           ---------  ----------
       Net cash used in investing activities............     (321)       (351)
                                                           ---------  ----------
 Cash Flows From Financing Activities:
   Borrowings of debt...................................   17,031       7,170
   Repayments of debt...................................  (17,471)     (6,820)
                                                          ----------  ----------
      Net cash provided by (used in) financing activities.   (440)        350
                                                          ----------  ----------
       Net decrease in cash.............................     (464)        (45)
                                                          ----------  ----------
 Cash, beginning of period..............................      787          70
                                                          ----------  ----------
 Cash, end of period....................................     $323     $    25
                                                          ==========  ==========
Supplemental Cash Flow Information:
   Cash paid for interest...............................     $323      $  339
   Cash paid for income taxes........................... $     19      $    -

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

     The  Company's  investment  in Blonder  Tongue  Telephone,  LLC ("BTT") and
NetLinc  Communications,  LLC ("NetLinc") are accounted for on the equity method since  the  Company  does not have  control  over  these  entities.  Information relating to the Company's  rights and obligations with regard to BTT and NetLinc are  summarized  in Note  1(a) to the  Company's  Form  10-K for the year  ended
December 31, 2005.  However,  on June 30, 2006,  the Company sold its  ownership interest in BTT. See Note 5.

     On November 11, 2005, the Company and its wholly-owned subsidiary,  Blonder
Tongue Far East, LLC, a Delaware limited liability company, entered into a joint venture  agreement ("JV  Agreement") with Master Gain  International  Industrial
Limited, a Hong Kong corporation ("Master Gain"), to manufacture products in the
People's  Republic of China.  This joint  venture was formed to compete with the
Far East  manufactured  products and to expand  market  coverage  outside  North
America.  On June 9, 2006, the Company decided to terminate the JV Agreement due to the joint venture's failure to meet certain quarterly financial milestones as set forth in the JV Agreement.  The inability to meet such financial  milestones was caused,  in part, by the failure of Master Gain to contribute  the $5,850 of capital  to the joint  venture as  required  by the JV  Agreement  and the joint
venture's  failure  to  obtain  certain  governmental   approvals  and  licenses
necessary for the operation of the joint venture.

     The results for the second quarter and the first six months of 2006 are not necessarily  indicative  of the results to be expected  for the full fiscal year and have not been  audited.  In the  opinion  of  management,  the  accompanying unaudited consolidated financial statements contain all adjustments,  consisting primarily of normal  recurring  accruals,  necessary for a fair statement of the results of  operations  for the period  presented and the  consolidated  balance sheet at June 30, 2006. Certain  information and footnote  disclosures  normally included in financial  statements prepared in accordance with generally accepted accounting  principles have been condensed or omitted  pursuant to the SEC rules and regulations.  These financial  statements should be read in conjunction with the financial  statements  and notes thereto that were included in the Company's latest annual report on Form 10-K for the year ended December 31, 2005.

Note 2 - Stock Options

     The  Company  implemented  FAS  123(R) in the first  quarter  of 2006.  The statement  requires companies to expense the value of employee stock options and similar  awards.  Under FAS 123(R)  share-based  payment awards result in a cost that will be  measured  at fair  value on the  awards'  grant  date based on the estimated  number of awards  that are  expected to vest.  Compensation  cost for awards  that  vest will not be  reversed  if the  awards  expire  without  being exercised.  Stock  compensation  expense under FAS 123(R) was $84 during the six months ended June 30, 2006.

     The Company  estimates  the fair value of each stock  option grant by using the  Black-Scholes  option-pricing  model with the  following  weighted  average assumptions  used for grants made during the six months  ended June 30, 2006 and
2005,  respectively:  expected  lives of 6.3 and 9.5 years,  no dividend  yield, volatility at 72% and 73%, and risk free interest rate of 4.65% and 3.2%.

     The following tables summarize  information about stock options outstanding for the six-months ended June 30, 2006

                                Weighted-          Weighted-          Weighted-           Weighted-          Weighted-
                                Average            Average            Average   2005      Average   2005     Average
                       1994     Exercise  1995     Exercise  1996     Exercise  Employee  Exercise  Director Exercise
                       Plan (#) Price ($) Plan (#) Price ($) Plan (#) Price ($) Plan (#)  Price ($) Plan (#) Price ($)
                       --------- -------- -------- --------- -------- --------- --------- --------- -------- ---------
                       --------- -------- -------- --------- -------- --------- --------- --------- -------- ---------
Shares under option:
Outstanding at
     January 1, 2006    23       3.40     1,026     5.24      153      4.28       80        3.76      -           -
     Granted             -          -         -        -        -         -      327       1.905     50       1.905
     Exercised           -          -         -        -        -         -        -                  -           -
     Forfeited          (3)      3.48       (22)    5.24        -         -       (2)       3.76      -           -
Options outstanding
at June 30, 2006        20       3.48     1,004     5.23      153      4.28      405        2.26     50       1.905
Options exercisable
at                      20       3.48       983     5.25      153      4.28       78        3.76      -           -
June 30, 2006
Weighted-average
fair value of
options granted          -                    -                 -              $1.39              $1.23
during 2006
Weighted-average
remaining
contractual life       4.0                  3.7                5.7               9.6                9.7

     At January 1, 2006,  all options were 100%  vested.  There were no unvested forfeited  options  during the six  months  ended June 30,  2006.  The  weighted average fair value of the 377 options  granted  during the six months ended June
30, 2006 was $1.32. All of the options are non-vested.

     At June 30, 2006, there was $433 of total  unrecognized  compensation  cost related to non-vested  share-based  compensation  arrangements granted under the
Plans.  That cost is expected to be recognized over a weighted average period of
3 years.

     Under accounting provisions of FAS 123(R), the Company's net loss to common shareholders  and net loss per common share would have been  adjusted to the pro forma  amounts  indicated  below  during the three and six months ended June 30,
2005 (in thousands, except per share data):

                                                     (unaudited)     (unaudited)
                                                    Three Months     Six Months
                                                        Ended            Ended
                                                      June 30,          June 30,
                                                        2005             2005
                                                   ------------    -------------
Net loss as reported .........................        $ (641)         $ (1,531)
Adjustment for fair value of stock options....           160               319
                                                   ------------    -------------
     Pro forma................................        $ (801)         $ (1,850)
                                                   ============    =============
Net loss per share basic and diluted:
     As reported..............................        $(0.08)         $  (0.19)
                                                   ============    =============
     Pro forma................................        $(0.10)         $  (0.23)
                                                   ============    =============

Note 3 - Inventories

         Inventories net of reserves are summarized as follows:

                                                    (unaudited)
                                                      June 30,         Dec. 31,
                                                        2006             2005
                                                   ---------------   -----------
 Raw Materials...................................      $9,675           $10,071
 Work in process.................................       2,016             2,102
 Finished Goods..................................       9,728            11,058
                                                   ---------------   -----------
                                                       21,419            23,231
 Less current inventory..........................      (7,986)          (9,649)
                                                   ---------------   -----------
                                                       13,433            13,582
 Less Reserve primarily for excess inventory.....      (8,716)          (8,716)
                                                   ---------------   -----------
                                                       $4,717            $4,866
                                                   ===============   ===========

     Inventories  are stated at the lower of cost,  determined  by the first-in, first-out ("FIFO") method, or market.

     The  Company  periodically  analyzes  anticipated  product  sales  based on historical  results,  current  backlog  and  marketing  plans.  Based  on  these analyses,  the Company anticipates that certain products will not be sold during the next twelve months.  Inventories  that are not anticipated to be sold in the next twelve months have been classified as non-current.

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
The amounts which may be borrowed  under the Revolving Loan are based on certain percentages of Eligible  Receivables and Eligible  Inventory;  as such terms are defined in the Credit Agreement. The obligations of the Company under the Credit
Agreement are secured by substantially all of the assets of the Company.

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

     Proceeds  from the Credit  Agreement  were used to refinance  the Company's then existing credit facility with Commerce Bank, N.A. ("Commerce Bank"), to pay transaction  costs, to provide  working capital and for other general  corporate purposes.

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

     During June,  2002, BDR Broadband,  a 90% owned  subsidiary of the Company, acquired certain rights-of-entry for multiple dwelling unit cable television and high-speed data systems (the  "Systems").  As a result of the Company  acquiring additional rights-of-entry, the Systems are currently comprised of approximately
3,300  existing  MDU  cable  television   subscribers  and  approximately  8,100
passings.  In addition,  the Systems were upgraded with  approximately  $799 and
$331 of  interdiction  and other  products of the Company  during 2005 and 2004, respectively.  During  2004,  two Systems  located  outside the region where the remaining Systems are located, were sold. It is planned that the Systems will be upgraded with  approximately  $400 of additional  products of the Company during
2006.

     The Company's consolidated financial statements include the accounts of BDR
Broadband.

     During 2003,  the Company  entered into a series of agreements  pursuant to which the  Company  ultimately  acquired a 50%  economic  ownership  interest in
NetLinc  Communications,  LLC  ("NetLinc")  and Blonder  Tongue  Telephone,  LLC
("BTT") (to which the Company had licensed  its name).  The  aggregate  purchase price  consisted of (i) the cash portion of $1,167,  plus (ii) 500 shares of the
Company's  common  stock.  BTT had an  obligation  to  redeem  the  $1,167  cash component of the purchase price to the Company via preferential distributions of cash  flow  under  BTT's  limited  liability  company  operating  agreement.  In addition,  of the 500  shares of  common  stock  issued  to BTT as the  non-cash component of the purchase  price (fair valued at $1,030),  one-half (250 shares)
were pledged to the Company as collateral.

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
 Certain distributorship agreements were entered into among NetLinc, BTT and the
Company  pursuant  to  which  the  Company  ultimately  acquired  the  right  to distribute NetLinc's telephony products to private and franchise cable operators
as well as to all buyers for use in MDU applications.   However, the Company can
also purchase  similar  telephony  products  directly from third party suppliers other than NetLinc and, in connection  therewith,  the Company would pay certain future  royalties  to  NetLinc  and BTT from the sale of these  products  by the
Company. While the distributorship agreements among NetLinc, BTT and the Company have not been terminated,  the Company does not presently anticipate  purchasing products from NetLinc. NetLinc, however, continues to own intellectual property, which may be further  developed and used in the future to  manufacture  and sell telephony products under the  distributorship  agreements.  The Company accounts for its investments in NetLinc and BTT using the equity method.

     On June 30, 2006, the Company  entered into a Share Exchange and Settlement
Agreement  ("Share Exchange  Agreement") with BTT and certain related parties of
BTT.  Pursuant  to the Share  Exchange  Agreement,  in  exchange  for all of the membership  shares  of  BTT  owned  by  the  Company  (the  "BTT  Shares"),  BTT transferred  back to the Company the 500 shares of the  Company's  common  stock that were  previously  contributed  by the  Company  to the  capital of BTT (the
"Company Common Stock").  Under the terms of the Share Exchange  Agreement,  the parties also agreed to the following:

o    the Company granted BTT a non-transferable equipment purchase credit in the aggregate  amount of $400 (subject to certain  off-sets as set forth in the Share Exchange Agreement);  two-thirds (2/3rds) of which ($270) must be used  solely for the  purchase of  telephony  equipment  and the  remaining one-third  (1/3rd)  of  which  ($130)  may be used  for  either  video/data equipment or telephony equipment;

o    the equipment credit expires automatically on December 31, 2006;

o    certain non-material agreements were terminated,  including the Amended and
     Restated  Operating  Agreement of BTT among the Company,  BTT and remaining member of BTT, the Joint  Venture  Agreement  among the  Company,  BTT, and certain related parties, the Royalty Agreement between the Company and BTT, and the Stock  Pledge  Agreement  between the  Company and BTT,  each dated
     September 11, 2003 (collectively, the "Prior Agreements");

o    BTT agreed, within ninety (90) days, to change its corporate name and cease
     using  any  intellectual  property  of  the  Company,  including,   without
     limitation, the names "Blonder", "Blonder Tongue" or "BT"; and

o    the mutual  release  among the  parties  of all  claims  related to (i) the ownership,  purchase,  sale or  transfer  of the BTT Shares or the  Company
     Common  Stock,  (ii) the Joint  Venture  (as  defined in the Joint  Venture
     Agreement) and (iii) the Prior Agreements.

Note 6 - Related Party Transactions

     On  January  1,  1995,   the  Company   entered  into  a   consulting   and
non-competition  agreement  with James H.  Williams  who was a  director  of the
Company  until May 24, 2006 and who is also the largest  stockholder.  Under the agreement,  Mr. Williams provides consulting services on various operational and financial issues and is currently paid at an annual rate of $169 but in no event is such annual rate permitted to exceed $200.  Mr.  Williams also agreed to keep all Company  information  confidential and not to compete directly or indirectly with the  Company  for the term of the  agreement  and for a period of two years thereafter.  The initial term of this agreement expired on December 31, 2004 and automatically  renews  thereafter  for  successive  one-year  terms  (subject to termination  at the end of the initial  term or any renewal  term on at least 90 days' notice).  This agreement  automatically  renewed for a one-year  extension until December 31, 2006.

     As of June 30,  2006,  the Chief  Executive  Officer  was  indebted  to the
Company in the amount of $173,  for which no  interest  has been  charged.  This indebtedness  arose  from a series  of cash  advances,  the  latest of which was advanced in February  2002 and is included in other  assets at June 30, 2006 and
December 31, 2005.

     As  described  in Note 5  above,  the  Company  entered  into a  series  of agreements  in 2003  pursuant  to which it  acquired  a 50%  economic  ownership interest in NetLinc and BTT. As the non-cash  component  of the purchase  price, the  Company  issued  500 shares of its common  stock to BTT,  resulting  in BTT becoming  the owner of greater  than 5% of the  outstanding  common stock of the
Company.  As further  described  in Note 5 above,  on June 30,  2006 the Company entered into the Share Exchange  Agreement with BTT and certain  related parties pursuant to which,  among other  things,  the  Company  received  back these 500 shares in exchange for the Company's membership interest in BTT and the grant to
BTT of an equipment  purchase  credit of $400.  The Company will continue to pay future royalties to NetLinc upon the sale of certain telephony products.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Forward-Looking Statements

     In addition to  historical  information,  this  Quarterly  Report  contains forward-looking  statements  relating to such matters as  anticipated  financial performance,  business  prospects,  technological  developments,  new  products, research and development  activities and similar matters. The Private Securities
Litigation  Reform  Act of  1995  provides  a safe  harbor  for  forward-looking statements.  In order to comply with the terms of the safe  harbor,  the Company notes that a variety of factors  could cause the  Company's  actual  results and
experience  to  differ   materially  from  the  anticipated   results  or  other
expectations expressed in the Company's  forward-looking  statements.  The risks and uncertainties  that may affect the operation,  performance,  development and results of the Company's business include, but are not limited to, those matters discussed  herein in Part I, Item 2 -  Management's  Discussion  and Analysis of
Financial  Condition  and  Results  of  Operations  and Part II,  Item 1A - Risk
Factors.  The words  "believe",  "expect",  "anticipate",  "project" and similar expressions identify  forward-looking  statements.  Readers are cautioned not to
place  undue  reliance  on  these  forward-looking  statements,   which  reflect
management's  analysis  only as of the date hereof.  The Company  undertakes  no obligation to publicly revise these forward-looking statements to reflect events or  circumstances  that arise after the date hereof.  Readers  should  carefully review the risk factors described in other documents the Company files from time
to  time  with  the  Securities  and  Exchange  Commission,   including  without
limitation, the Company's Annual Report on Form 10-K for the year ended December
31,  2005  (See  Item 1 -  Business;  Item  1A - Risk  Factors;  Item 3 -  Legal
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
("Scientific").  The Company  utilizes the Scientific SMI  Interdiction  product line,  which has been engineered  primarily to serve the franchise cable market, as a supplement to the Company's  VideoMask(TM)Interdiction  products,  which are primarily focused on the private cable market.

     Over the past several years,  the Company expanded beyond its core business by acquiring a private cable  television  system (BDR  Broadband,  LLC ). During
2003 the Company  also  acquired  an  interest  in a company  offering a private telephone  program for  multiple  dwelling  unit  applications  (Blonder  Tongue

Telephone,  LLC),  however,  on June 30, 2006,  the Company  sold its  ownership interest in Blonder Tongue Telephone,  LLC. These  acquisitions are described in more detail below.

     During June,  2002, BDR Broadband,  a 90% owned  subsidiary of the Company, acquired certain rights-of-entry for multiple dwelling unit cable television and high-speed data systems (the  "Systems").  As a result of the Company  acquiring additional rights-of-entry, the Systems are currently comprised of approximately
3,300  existing  MDU  cable  television   subscribers  and  approximately  8,100
passings. In addition, the Systems were upgraded with approximately $799,000 and
$331,000 of interdiction and other products of the Company during 2005 and 2004, respectively.  During  2004,  two Systems  located  outside the region where the remaining Systems are located, were sold. It is planned that the Systems will be upgraded  with  approximately  $400,000  of  additional  products of the Company during 2006. The Company  believes that BDR Broadband's  model for acquiring and operating  the  Systems  has been  successful  and can be  replicated  for other transactions.  The Company also believes that  opportunities  currently exist to acquire additional  rights-of-entry for multiple dwelling unit cable television, high-speed  data  and/or  telephony  systems.  BDR  Broadband  is seeking and is presently negotiating several such opportunities, although there is no assurance that it will be successful in consummating these transactions. While the Company continues  to invest in and expand BDR  Broadband's  business,  the  Company has recently  determined  to seek a buyer for BDR Broadband and exit the business of operating Systems in Texas. This decision was made for a variety of reasons. The typical  financial  model and valuation  methodology  for businesses such as BDR
Broadband is based  primarily  upon cash flow,  as opposed to net income.  Since such businesses are capital intensive, their net income is adversely affected by the  substantial  depreciation  expense  associated  with high levels of capital assets. The Company is pleased with the performance of BDR Broadband, however as it is a  growing  business,  all of its cash flow plus  additional  capital  has historically been reinvested in System installations and upgrades.  Further, BDR
Broadband's  depreciation  expense causes its business to operate at a net loss, which adversely affects the results of operations of the Company. As the Company is refocusing its efforts on its core manufacturing  business and the transition of  manufacturing  operations  to China (as more  fully  described  below),  the divestiture  of BDR  Broadband  should  provide  the  Company  with  substantial liquidity  in the form of cash and will  eliminate  the  adverse  effect  of BDR
Broadband on the Company's results of operations.

     During 2003,  the Company  entered into a series of agreements  pursuant to which the  Company  ultimately  acquired a 50%  economic  ownership  interest in
NetLinc  Communications,  LLC  ("NetLinc")  and Blonder  Tongue  Telephone,  LLC
("BTT") (to which the Company had licensed  its name).  The  aggregate  purchase price  consisted of (i) the cash portion of $1,166,667  plus (ii) 500,000 shares of the Company's  common stock.  BTT had an obligation to redeem the  $1,166,667
cash  component  of  the  purchase   price  to  the  Company  via   preferential
distributions  of cash flow under  BTT's  limited  liability  company  operating agreement.  In addition,  of the 500,000 shares of common stock issued to BTT as the  non-cash  component  of the  purchase  price (fair  valued at  $1,030,000), one-half (250,000 shares) were pledged to the Company as collateral.

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

     On June 30, 2006, the Company  entered into a Share Exchange and Settlement
Agreement  ("Share Exchange  Agreement") with BTT and certain related parties of
BTT,  pursuant to which the Company  transferred to BTT its 49 membership shares of BTT,  representing the Company's 50% ownership  interest in BTT. In exchange,
BTT transferred  back to the Company the 500,000 shares of the Company's  common stock that were previously  contributed by the Company to the capital of BTT. In addition,  the Company granted BTT a non-transferable  equipment purchase credit in the aggregate amount of $400,000 (subject to certain off-sets as set forth in the Share Exchange  Agreement);  two-thirds (2/3rds) of which ($270,000) must be used solely for the purchase of telephony  equipment and the remaining one-third
(1/3rd) of which  ($130,000)  may be used for  either  video/data  equipment  or telephony  equipment.  The equipment  credit  expires  automatically  in six (6)

months,  on  December  31,  2006.  The  Company's  equity  in  loss  of BTT  was approximately $437,000 and $613,000 for the fiscal years ended December 31, 2005 and 2004,  respectively.  If the proposed sale of BDR Broadband  occurs in 2006, the Company  estimates that the divestiture of these two businesses (BTT and BDR
Broadband)  should  result in an  annualized  improvement  to the  Company's net income of approximately $600,000 in 2007.

     It has been the Company's  experience that the time frame from introduction
of  a  telephony   service   opportunity  to   consummation  of  the  associated
right-of-entry  agreement,  is longer than had been anticipated when the Company first entered into this segment of its business.  This protracted time frame has had an adverse  impact on the growth of telephony  system  revenues and played a role in the  Company's  decision  to enter  into the  Share  Exchange  Agreement described  above.  As a result  of the  transactions  contemplated  by the Share
Exchange  Agreement,   while  the  Company  presently  intends  to  continue  to
independently  pursue  its  existing  and  hereafter-developed   leads  for  the
provision of telephony services and the sale of telephony equipment, the Company anticipates  that over the next year,  sales derived from this business will not be a significant source of revenues for the Company.

     On November 11, 2005, the Company and its wholly-owned subsidiary,  Blonder
Tongue Far East, LLC,  entered into a Joint Venture  Agreement ("JV  Agreement")
with Master Gain  International  Industrial,  Limited,  a Hong Kong  corporation
("Master Gain"),  for the  manufacturing of products in the People's Republic of
China (the "Joint Venture"),  pursuant to which the parties  subsequently caused the formation of Blonder Tongue International  Holdings,  Ltd., a British Virgin
Islands company ("BTIH").  On June 9, 2006 (The "Termination Date"), the Company
sent  notice  to Master  Gain of the  Company's  election  to  terminate  the JV
Agreement  and exercise its right to purchase  Master Gain's fifty percent (50%)
ownership  interest in BTIH,  which the Company  anticipates will be for nominal consideration.

     The  Company  decided  to  terminate  the JV  Agreement  due  to the  Joint
Venture's  failure to meet certain quarterly  financial  milestones set forth in the JV Agreement. The inability to meet such financial milestones was caused, in part, by the failure of Master Gain to contribute  the  $5,850,000 of capital to the Joint  Venture as  required  by the JV  Agreement,  and the Joint  Venture's failure to obtain certain governmental  approvals and licenses necessary for the operation of the Joint Venture.

     The JV  Agreement  contemplated  the  formation  of several  new  entities, including  a  new  Chinese  manufacturing  company  to  be  owned  (directly  or indirectly) by BTIH. In addition,  the Joint Venture was, among other things, to be granted a license from the Company to use certain of the Company's technology and know-how ("License") in connection with the manufacture of certain products, and was to be appointed as the  exclusive  distributor  of such  products in the
Asian,  Southeast  Asian,  African,  European,  Middle  Eastern  and  Australian
markets.  It was further  anticipated  that the Joint Venture would seek out and acquire other technology and rights from third parties,  including all of Master
Gain's right,  title and interest in and to the cable modem  termination  system
("CMTS") hardware and software technology and know-how  (collectively,  the "New
Technology"),  and manufacture  products developed from the New Technology,  for which the Company was to be appointed as the exclusive  distributor in the North
American, South American and Caribbean markets. As of the Termination Date, BTIH was the only entity that had been formed by the Joint  Venture,  the Company had not  granted the License to the Joint  Venture  and no New  Technology  had been acquired by the Joint Venture.

     Master Gain is an  affiliate  of Shenzhen  Junao  Technology  Company  Ltd.
("Shenzhen"),  which  purchased  T.M.T.  - Third  Millennium  Technologies  Ltd.
("TMT"),  the  manufacturer and supplier of the Company's  MegaPort(TM)  line of high-speed data communications  products,  from Octalica,  Inc.  ("Octalica") in
February  2006.  Also in February  2006,  the Company  amended its  distribution agreement with TMT to expand its distribution territory, favorably amend certain pricing  and  volume  provisions,  and  extend  by 10  years  the  term  of  the distribution  agreement  for  its  MegaPort(TM)  product  line.  As  part of the transaction,  the  Company was  required to guaranty  the payment by Shenzhen to
Octalica of the purchase price for TMT, equal to $383,150,  plus an earn-out. In exchange for the guaranty,  the Company obtained  assignable  options to acquire substantially  all of the assets  and  assume  certain  liabilities  of TMT,  or alternatively,  to acquire from Shenzhen all of the outstanding capital stock of
TMT, on substantially  the same terms as the acquisition of TMT by Shenzhen from
Octalica.  These options  expire on February 26, 2007, and are extendable by the
Company  for an  additional  90 days  thereafter.  The  Company has not, as yet, determined  whether or when such  options may be  exercised.  In  addition,  the
Company is involved in other ongoing  transactions with Master Gain and Shenzhen related to the CMTS technology and certain fiber optic products.

     Although  the  termination  of the JV Agreement  has delayed the  Company's efforts to begin production of its products in China,  the Company  continues to believe  that  establishing  a  manufacturing  facility  in China is in the best interests of the Company.  The Company believes that the manufacture of its core products  in  China  will  reduce  the  Company's  manufacturing  cost,  thereby improving the Company's gross margins and allowing a more  aggressive  marketing program in the private  cable  market,  will  provide  access to, and  potential acquisition of, advanced technologies,  including technology in the hybrid fiber coax (HFC)  transmission,  the IPTV core passive  component  and high speed data fields,  and will  facilitate  the  Company's  ability  to sell to  private  and franchised  cable  operators  in the Pacific  Rim,  particularly  in China.  The
Company intends to continue  actively  pursuing  opportunities in China,  either independently or through a joint venture  relationship  with  alternative  joint venture partners or a restructured  joint venture  relationship with Master Gain or Shenzhen.

Results of Operations

Second three months of 2006 compared with second three months of 2005

     Net Sales.  Net sales  increased  $604,000,  or 6.4%, to $10,012,000 in the second three months of 2006 from  $9,408,000 in the second three months of 2005.
The  increase  in sales is  primarily  attributed  to an increase in digital and interdiction  product sales. Digital products were $1,323,000 and $1,108,000 and interdiction  products  were $650,000 and $500,000 in the second three months of
2006 and 2005, respectively.

     Cost of Goods Sold.  Cost of goods sold  increased  to  $6,665,000  for the second three months of 2006 from  $6,549,000 for the second three months of 2005 but  decreased  as a percentage  of sales to 66.6% from 69.6%.  The increase was attributed  primarily to an increase in sales in the second three months of 2006 as  compared  to 2005.  Cost of goods sold for the second  three  months of 2005
included  a  $276,000   increase  in  the  provision  for  inventory   reserves.
Comparatively,  there was no  increase  in such  reserves  for the second  three months of 2006. Of the 3.0 %  improvement  in cost of goods sold as a percentage of sales,  approximately  2.9% was  associated  with the  increase in  inventory reserves  in the second  three  months of 2005,  which  adversely  affected  the
Company's cost of goods sold for such period.

     Selling Expenses.  Selling expenses  increased to $1,241,000 for the second three  months of 2006 from  $1,124,000  in the second  three  months of 2005 and increased as a percentage  of sales to 12.4% for the second three months of 2006 from  11.9% for the second  three  months of 2005.  The  $117,000  increase  was primarily  the result of an increase in salaries and fringe  benefits of $39,000 due to an increase in  headcount,  an  increase in travel and  entertainment  of
$37,000 and an increase in freight expense of $37,000.

     General and Administrative  Expenses.  General and administrative  expenses increased to $1,867,000 for the second three months of 2006 from  $1,681,000 for the second three months of 2005 and  increased as a percentage of sales to 18.7%
for the second  three  months of 2006 from 17.9% for the second  three months of
2005. The $186,000  increase was primarily the result of an increase in salaries and fringe  benefits of $58,000 due to an increase in headcount  and an increase in BDR Broadband operating expenses of $127,000.

     Research  and  Development  Expenses.  Research  and  development  expenses increased to $409,000 in the second  three  months of 2006 from  $395,000 in the second three months of 2005 and  decreased as a percentage  of sales to 4.1% for the second  three  months of 2006 from 4.2% for the second three months of 2005.
This $14,000  increase is  primarily  due to an increase in  consulting  fees of
$32,000 offset by a decrease in salaries and fringe benefits of $11,000.

     Operating  Loss.  Operating loss of $170,000 for the second three months of
2006  represents a decrease  from an  operating  loss of $341,000 for the second three months of 2005.  Operating loss as a percentage of sales decreased to 1.7%
in the  second  three  months of 2006 from 3.6 % in the second  three  months of
2005.

     Other Expense.  Interest expense  decreased to $192,000 in the second three months of 2006 from $203,000 in the second three months of 2005. The decrease is the result of lower average borrowing.

     Income Taxes.   The provision  for income taxes for the second three months of 2006 and 2005 was zero.  A valuation  allowance has been recorded on the 2006 and 2005 deferred tax assets.  As a result of the Company's  historical  losses, there is no change in the remaining deferred tax asset in 2006 or 2005.

First six months of 2006 compared with first six months of 2005

Net Sales. Net sales increased $1,722,000,  or 9.2%, to $20,399,000 in the first six  months  of 2006 from  $18,677,000  in the  first  six  months of 2005.  The
increase  in  sales  is  primarily   attributed   to  an  increase  in  digital,
interdiction  and fiber product  sales.  Digital  products were  $2,756,000  and
$2,050,000,  interdiction  products  were  $1,272,000  and  $963,000,  and fiber products  were  $756,000  and $538,000 in the first six months of 2006 and 2005, respectively.

     Cost of Goods Sold.  Cost of goods sold  increased to  $13,482,000  for the first six months of 2006 from  $13,291,000  for the first six months of 2005 but decreased  as a  percentage  of sales to 66.1%  from  71.2%.  The  increase  was attributed  primarily to an increase in sales in the first six months of 2006 as compared to 2005.  Cost of goods sold for the first six months of 2005  included an $879,000  increase in the provision for  inventory  reserves.  Comparatively, there was no increase in such  reserves for the first six months of 2006. Of the
5.1%  improvement in cost of goods sold as a percentage of sales,  approximately
0.4% was  associated  with a higher  portion of sales in the first six months of
2006 being  comprised of higher margin  products and the remaining  4.7% of such improvement was associated with the increase in inventory  reserves in the first six months of 2005,  which  adversely  affected the Company's cost of goods sold for such period.

     Selling  Expenses.  Selling expenses  increased to $2,353,000 for the first six months of 2006 from $2,190,000 in the first six months of 2005 but decreased as a  percentage  of sales to 11.5% for the first six  months of 2006 from 11.7%
for the first six months of 2005. The $163,000 increase was primarily the result of an increase in salaries and fringe  benefits of $54,000 due to an increase in headcount, an increase in travel and entertainment of $48,000 and an increase in freight expense of $37,000.

     General and Administrative  Expenses.  General and administrative  expenses increased to $3,496,000 for the first six months of 2006 from $3,334,000 for the first six months of 2005 but decreased as a percentage of sales to 17.1% for the first  six  months of 2006 from  17.9%  for the  first six  months of 2005.  The
$162,000  increase  was  primarily  the result of an increase  in BDR  Broadband operating  expenses of $240,000,  an increase in salaries and fringe benefits of
$82,000 due to an increase  in head count  offset by a decrease in  professional fees of $170,000.

     Research  and  Development  Expenses.  Research  and  development  expenses decreased to $801,000 in the first six months of 2006 from $806,000 in the first six months of 2005 and  decreased as a percentage of sales to 3.9% for the first six  months of 2006 from 4.3% for the  first  six  months of 2005.  This  $5,000 decrease is primarily due to a decrease in departmental supplies of $13,000.

     Operating  Income  (Loss).  Operating  income of $267,000 for the first six months of 2006 represents an increase from an operating loss of $944,000 for the first six months of 2005. Operating income as a percentage of sales increased to
1.3% in the first six  months  of 2006  from  (5.1%) in the first six  months of
2005.

     Other  Expense.  Interest  expense  decreased  to $372,000 in the first six months of 2006 from  $396,000 in the first six months of 2005.  The  decrease is the result of lower average borrowing.

     Income Taxes.   The provision  for income taxes for the first six months of
2006 and 2005 was zero.  A valuation allowance has been recorded on the 2006 and
2005 deferred tax assets.  As a result of the Company's historical losses, there is no change in the remaining deferred tax asset in 2006 or 2005.

Liquidity and Capital Resources

     As of June 30, 2006 and December 31, 2005,  the Company's  working  capital was $7,463,000 and $7,108,000,  respectively. The increase in working capital is attributable  primarily  to an  increase of accounts  receivable  of  $2,113,000 offset by a decrease in current inventory of $1,663,000.

     The Company's net cash provided by operating  activities  for the six-month period ended June 30, 2006 was $297,000,  compared to net cash used in operating activities of $44,000 for the six-month period ended June 30, 2005. The increase is attributable primarily to a reduction in inventory of $1,812,000.

     Cash used in investing  activities for the six-month  period ended June 30,
2006 was $321,000 which was primarily  attributable to capital  expenditures for new equipment and upgrades to the BDR Broadband Systems of $270,000.

Cash used in financing  activities was $440,000 for the first six months of
2006 primarily  comprised of $17,471,000 of repayments  offset by $17,031,000 of borrowings of debt.

     On  December  29,  2005 the  Company  entered  into a Credit  and  Security
Agreement ("Credit Agreement") with National City Business Credit, Inc. ("NCBC")
and National City Bank (the  "Bank").  The Credit  Agreement  provides for (i) a
$10,000,000  asset-based revolving credit facility ("Revolving Loan") and (ii) a
$3,500,000  term loan facility  ("Term  Loan"),  both of which have a three year term.  The amounts which may be borrowed  under the Revolving  Loan are based on certain  percentages of Eligible  Receivables  and Eligible  Inventory;  as such terms are defined in the Credit Agreement.  The obligations of the Company under the  Credit  Agreement  are  secured by  substantially  all of the assets of the
Company.

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

     At June 30, 2006, there was $3,603,000 and $3,383,000 outstanding under the
NCBC Revolving Loan and Term Loan, respectively.

     The Company  anticipates that the cash generated from operations,  existing cash balances and amounts available under its credit facility with NCBC, will be sufficient to satisfy its foreseeable working capital needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  market  risk  inherent  in the  Company's  financial  instruments  and positions represents the potential loss arising from adverse changes in interest rates. At June 30, 2006 and 2005 the principal amount of the Company's aggregate
outstanding   variable  rate   indebtedness   was  $6,986,000  and   $4,461,000,
respectively.  A  hypothetical  100 basis point increase in interest rates would have had an annualized  unfavorable impact of approximately $70,000 and $39,000,

respectively,  on the  Company's  earnings  and  cash  flows  based  upon  these quarter-end debt levels. With regard to the Company's  $3,500,000 Term Loan with
NCBC,  the  Company  entered  into an  interest  rate swap  with the Bank  which exchanges the variable  interest rate of the Term Loan for a fixed interest rate of 5.13% per annum.  This interest rate swap, which became effective January 10,
2006 and runs through the maturity of the three year Term Loan,  will reduce the unfavorable impact of any increase in interest rates.

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
Based on this  evaluation,  the  Company's  Chief  Executive  Officer  and Chief
Financial  Officer  concluded  that  the  Company's   disclosure   controls  and
procedures were effective at June 30, 2006.

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

     ITEM 1A. RISK  FACTORS   The  Company's Annual  Report on Form 10-K for the
fiscal year ended  December  31,  2005  ("2005  Form 10-K")  includes a detailed discussion of the risk factors that could cause the Company's  actual results to differ materially from those stated in forward-looking  statements  contained in this Quarterly  Report on Form 10-Q. The risk factors  described  below are only those risk factors that have materially changed since the Company filed the 2005
Form 10-K.  Accordingly,  the risk  factors  presented  below  should be read in conjunction  with the risk factors and  information  disclosed in the  Company's
2005 Form 10-K.  Additional risks not currently known to the Company or that the
Company  now deems  immaterial  may also affect the Company and the value of its common stock.

Our anticipated  international operations in the PRC may subject us to the risks of unfavorable political, regulatory, legal, and labor conditions in the PRC.

     We intend to  continue  actively  pursuing  opportunities  to  establish  a manufacturing  facility for our  products in the  Peoples'  Republic of China or
PRC. If  successful,  the facility may increase the amount of revenues we derive from sales to customers  outside the United States,  including sales in the PRC.
Our future  operations  and  earnings  may be  adversely  affected  by the risks related to, or any other problems arising from,  operating in the PRC, including the risks of changes  in foreign  currency  exchange  rates,  changes in foreign telecommunications  standards, and unfavorable political,  regulatory, labor and tax  conditions  in other  countries.  Although  the PRC has a large and growing economy, its potential economic,  political, legal and labor developments entail uncertainties and risks. While the PRC has been receptive to foreign investment, we cannot be certain that its current policies will continue  indefinitely  into the future.  In the event we establish a manufacturing  facility in the PRC, any changes that  adversely  affect our ability to conduct our  operations may cause our business will suffer.

Shifting our operations between regions may entail considerable expense.

Our intention to establish a  manufacturing  facility in the PRC and  ultimately commence  production  of certain  products at this facility may require us, over time,  to shift a  material  portion  of our  operations  to the PRC in order to maximize manufacturing and operational efficiency. This could result in reducing our domestic  operations in the future,  which in turn could entail  significant one-time  earnings  charges to account for  severance,  equipment  write offs or write downs and moving expenses.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

--------------------------------------------------------------------------------
    Period          (a)Total   (b)Average   (c) Total Number   (d) Approximate
                    Number      Price Paid   of Shares          Dollar Value of
                    of Shares   per Share($) Purchased as       Shares That May
                    Purchased                Part of Publicly   Yet be Purchased
                                             Announced Plans    Under the Plans
                                                               ($)(2)
----------------- ----------- ----------- ------------------- ------------------
April 1-April 30        0          --              0              $100,673
----------------- ----------- ----------- -------------------- -----------------
May 1-May 31            0          --              0              $100,673
----------------- ----------- ----------- -------------------- -----------------
June 1-June 30    500,000          (1)             0              $100,673
----------------- ----------- ----------- -------------------- -----------------
TOTAL             500,000          (1)             0              $100,673
----------------- ----------- ----------- -------------------- -----------------

(1) On June 30, 2006, the Company  purchased  500,000 shares of its common stock as part of a private  transaction  with Blonder  Tongue  Telephone,  LLC ("BTT")
pursuant  to  a  Share  Exchange  and  Settlement   Agreement  ("Share  Exchange
Agreement") among the Company, BTT and certain related parties.  Under the terms of the Share  Exchange  Agreement,  in exchange for 49 membership  shares of BTT held by the Company,  representing the Company's 50% ownership  interest in BTT,
BTT  transferred  back to the Company  500,000  shares of the  Company's  common stock,  which had been  previously  contributed by the Company to the capital of
BTT. In addition,  BTT was also granted a  non-transferable  equipment  purchase credit in the aggregate amount of $400,000, which expires on December 31, 2006.

(2) On July 22,  2002,  the Company  announced a Stock  Repurchase  Program (the
"Plan")  pursuant to which the Company was authorized to purchase up to $300,000 of its outstanding  common stock in the open market. The Company has repurchased a total of 117,925  shares of its common stock under this Plan,  with an average purchase price of $1.69 per share. The most recent  repurchase by the Company of its common  stock under this Plan was in April 2003.  Although the Plan does not have any expiration  date, the Company does not currently  intend to make future purchases under this Program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders  (the "Meeting") on May
24, 2006. The Company solicited  proxies in connection with the Meeting.  At the record date of the Meeting (March 31, 2006),  there were 8,015,406 shares of the
Company's common stock  outstanding and entitled to vote. The following were the matters voted upon at the Meeting:

     1.  Election of  Directors.  The  following  directors  were elected at the
Meeting: Robert J. Palle',  Jr. and Gary P. Scharmett. The number of votes cast for and withheld from each director are as follows:

 DIRECTORS                          FOR                        WITHHELD
 Robert J. Palle', Jr.              6,933,288                      31,532
 Gary P. Scharmett                 6,909,988                      54,832

     Robert B. Mayer, James F. Williams,  Stephen K. Necessary,  John E. Dwight,
Robert E. Heaton and James A. Luksch,  continued as directors after the meeting.
However,  on July 21, 2006, Stephen K. Necessary informed the Board of Directors that he is resigning as a Director effective as of September 30, 2006.

     2.  Ratification  of Auditors.  The appointment of Marcum & Kliegman LLP as the Company's  independent  registered  public  accountants  for the fiscal year ending December 31, 2006 was ratified by the following vote of common stock:

 FOR                       AGAINST                    ABSTAIN
 6,952,805                 6,600                       5,415

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         Exhibits

         The exhibits are listed in the Exhibit Index appearing at page 20 herein

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                     BLONDER TONGUE LABORATORIES, INC.

         Date:  August 14, 2006      By:      /s/  James A. Luksch
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
                                                  33-98070 originally filed
                                                  October 12, 1995, as amended.

3.2            Restated Bylaws of Blonder         Incorporated by reference
               Tongue Laboratories, Inc.          from Exhibit 3.2 to S-1
                                                  Registration Statement No. 3
                                                  3-98070 originally filed
                                                  October 12, 1995, as amended.

10.1           Share Exchange and Settlement
               Agreement among the Company,       Incorporated by reference from
               Blonder Tongue Telephone,          Exhibit 99.1 to the Current
               LLC, Resource Investment Group,    Report on Form 8-K filed on
               LLC, Broadstar South, LLC,         July 7, 2006.
               H.Tyler Bell and Douglas Bell
               dated as of June 30, 2006.

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

