Form 10-Q
period 2006-09-30
BLONDER TONGUE LABORATORIES INC
filed 2006-11-09
CIK 1000683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006,

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

Large accelerated filer  ___   Accelerated filer ___  Non-accelerated filer X

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

Yes       No   X

Number of shares of common stock,  par value $.001,  outstanding  as of November
9, 2006: 7,515,406.

                      The Exhibit Index appears on page 21.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                  (unaudited)
                                                     Sept 30,       December 31,
                                                         2006             2005

               Assets (Note 5)
 Current assets:
   Cash.............................................     $144             $787
   Accounts receivable, net of allowance
     for doubtful accounts of $833
     and $863 respectively...........                   4,551            3,567
   Inventories (Note 4).............................    8,702            9,649
   Prepaid and other current assets.................      497              490
   Deferred income taxes ...........................      651              651
                                                    ------------- --------------
                                                    ------------- --------------
     Total current assets...........................   14,545           15,144
 Inventories, non-current (net) (Note 4)............    4,996            4,866
 Property, plant and equipment, net of
   accumulated depreciation and amortization .......    5,790            6,184
 Patents, net ......................................    1,583            1,864
 Rights-of-Entry, net (Note 6)......................      611              720
 Other assets, net..................................    1,303            1,388
 Investment in Blonder Tongue Telephone
   LLC (Note 6).....................................        -              993
 Deferred income taxes .............................    1,705            1,705
                                                    ------------- --------------
                                                    ------------- --------------
                                                      $30,533          $32,864
                                                    ============= ==============
                                                    ============= ==============
         Liabilities and Stockholders' Equity
 Current liabilities:
   Current portion of long-term debt
     (Note 5).......................................   $2,859           $4,249
   Accounts payable.................................    2,449            2,231
   Accrued compensation.............................      498              598
   Accrued benefit liability.......................       185              185
     Income taxes payable..........................       462              491
   Other accrued expenses .........................       211              282
                                                    ------------- --------------
                                                    ------------- --------------
     Total current liabilities.....................     6,664            8,036
                                                    ------------- --------------
                                                    ------------- --------------
 Long-term debt (Note 5)...........................     3,124            3,329
 Commitments and contingencies.....................         -                -
 Stockholders' equity:
   Preferred stock, $.001 par value;
     authorized 5,000 shares; no shares outstanding         -                -
   Common stock, $.001 par value;
     authorized 25,000 shares, 8,465 shares Issued..        8                8
   Paid-in capital..................................   24,371           24,202
   Retained earnings................................    3,528            3,565
   Accumulated other comprehensive loss.............     (821)            (821)
   Treasury stock, at cost, 949 and 449 shares......   (6,341)          (5,455)
                                                    ------------- --------------
                                                    ------------- --------------
     Total stockholders' equity....................... 20,745           21,499
                                                    ------------- --------------
                                                    ------------- --------------
                                                      $30,533          $32,864
                                                    ============= ==============

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                          Three Months          Nine Months
                                          Ended Sept 30,        Ended Sept 30,
                                         -------------------   ------------------
                                            2006      2005        2006      2005
                                         --------- ---------   ---------- -------
Net sales...............................   $9,578   $9,666      $29,977   $28,343
Cost of goods sold......................    5,823    9,719       19,305    23,010
                                         --------- ---------   ---------- -------
   Gross profit (loss)..................    3,755      (53)      10,672     5,333
                                         --------- ---------   ---------- -------
Operating expenses:
   Selling..............................    1,211    1,207        3,564     3,397
   General and administrative...........    1,810    1,639        5,306     4,973
   Research and development.............      389      372        1,190     1,178
                                         --------- ---------   ---------- -------
                                            3,410    3,218       10,060     9,548
                                         --------- ---------   ---------- -------
Earnings (loss) from operations.........      345   (3,271)         612    (4,215)

                                         --------- ---------   ---------- -------
Other Expense:
   Interest expense (net)...............     (170)    (190)        (542)     (586)
   Equity in loss of Blonder Tongue
      Telephone, LLC....................        -      (55)        (107)     (246)
                                         --------- ---------   ---------- --------
                                             (170)    (245)        (649)     (832)
                                         --------- ---------   ---------- --------
Net income (loss)......................      $175  $(3,516)        $(37)  $(5,047)
                                         ========= =========   ========== ========
Basic and diluted income
   (loss) per share....................     $0.02  $ (0.44)        $  -   $ (0.63)
                                         ========= =========   ========== ========
Basic and diluted weighted average
   sharesoutstanding...................     7,515    8,015        7,845     8,015

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                    Nine Months Ended Sept 30,
                                                   -----------------------------
                                                      2006           2005
                                                   -----------     ---------
Cash Flows From Operating Activities:
   Net loss........................................   $(37)      $(5,047)
   Adjustments to reconcile net loss to cash
     provided by operating activities:
       Stock compensation expense..................    169             -
       Equity in loss from Blonder
         Tongue Telephone, LLC....................     107           246
       Depreciation................................    755           746
       Amortization ...............................    481           477
       Allowance for doubtful accounts.............    270             -
       Provision for inventory reserves............      -         4,372
   Changes in operating assets and liabilities:
       Accounts receivable.........................  1,254)         (975)
       Inventories.................................    817           744
       Prepaid and other current assets............     (7)           57
       Other assets................................     85          (192)
       Income taxes................................    (29)          872
       Accounts payable, accrued compensation
         and other accrued expenses.                    47           437
                                                   -----------   -----------
       Net cash provided by operating activities...  1,404         1,737
                                                   -----------   -----------
Cash Flows From Investing Activities:
   Capital expenditures............................   (361)         (731)
   Acquisition of rights-of-entry..................    (91)           (3)
                                                   -----------   -----------
       Net cash used in investing activities.......   (452)         (734)
                                                   -----------   -----------

Cash Flows From Financing Activities:
   Borrowings of debt.............................. 26,521        10,740
   Repayments of debt..............................(28,116)      (11,709)
                                                   -----------   -----------
       Net cash used in financing activities....... (1,595)         (969)
                                                   -----------   -----------
       Net increase (decrease) in cash.............   (643)           34
                                                   -----------   -----------
Cash, beginning of period..........................    787            70
                                                   -----------   -----------
Cash, end of period................................   $144          $104
                                                   ===========   ===========
Supplemental Cash Flow Information:
   Cash paid for interest..........................   $501        $  586
   Cash paid for income taxes......................  $  29        $    -

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

     The  Company's  investment  in Blonder  Tongue  Telephone,  LLC ("BTT") and
NetLinc  Communications,  LLC ("NetLinc") are accounted for on the equity method since  the  Company  does not have  control  over  these  entities.  Information relating to the Company's  rights and obligations with regard to BTT and NetLinc are  summarized  in Note  1(a) to the  Company's  Form  10-K for the year  ended
December 31, 2005.  However,  on June 30, 2006,  the Company sold its  ownership interest in BTT. See Note 6.

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

     The results for the third quarter and the first nine months of 2006 are not necessarily  indicative  of the results to be expected  for the full fiscal year and have not been  audited.  In the  opinion  of  management,  the  accompanying unaudited consolidated financial statements contain all adjustments,  consisting primarily of normal  recurring  accruals,  necessary for a fair statement of the results of  operations  for the period  presented and the  consolidated  balance sheet at  September  30, 2006.  Certain  information  and  footnote  disclosures normally included in financial  statements prepared in accordance with generally accepted  accounting  principles have been condensed or omitted  pursuant to the
SEC  rules  and  regulations.  These  financial  statements  should  be  read in conjunction  with the financial  statements and notes thereto that were included in the Company's  latest annual report on Form 10-K for the year ended  December
31, 2005.

Note 2 - New Accounting Policies

     In September 2006, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 157,  "Accounting  for Fair Value  Measurements."  SFAS No. 157 defines fair value,  and  establishes a framework for measuring  fair value in generally
accepted   accounting   principles  and  expands  disclosure  about  fair  value
measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not believe adoption of
SFAS No. 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for
Defined Benefit Pension and Other Postretirement Plans." Among other items, SFAS
No. 158 requires  recognition  of the  overfunded  or  underfunded  status of an entity's  defined  benefit  postretirement  plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and  obligations  as of the end of the  employer's  fiscal year, and requires  recognition  of the funded  status of defined  benefit  postretirement plans in other comprehensive  income. SFAS No. 158 is effective for fiscal years ending after  December  15, 2006.  The Company will adopt SFAS 158 in the fourth quarter of 2006 on a  prospective  basis.  The Company  currently  measures  the funded status of its plan as of the date of its year-end  statement of financial position.

     Based on the Company's  unfunded  obligation  as of December 31, 2005,  the adoption of SFAS 158 would increase total  liabilities by approximately  $50 and reduce total  stockholders'  equity by approximately  $50. The adoption will not have a material impact on the Company's results of operations and cash flows. In addition,  the  adoption  of SFAS No.  158 will not impact  compliance  with the
Company's  loan  covenants.  By the time of adoption at December 31, 2006,  plan performance  and actuarial  assumptions  could have a significant  impact on the actual amounts recorded.

Note 3 - Stock Options

     The  Company  implemented  FAS  123(R) in the first  quarter  of 2006.  The statement  requires companies to expense the value of employee stock options and similar  awards.  Under FAS 123(R)  share-based  payment awards result in a cost that will be  measured  at fair  value on the  awards'  grant  date based on the estimated  number of awards  that are  expected to vest.  Compensation  cost for awards  that  vest will not be  reversed  if the  awards  expire  without  being exercised.  Stock compensation expense under FAS 123(R) was $169 during the nine months ended September 30, 2006.

     The Company  estimates  the fair value of each stock  option grant by using the  Black-Scholes  option-pricing  model with the  following  weighted  average assumptions used for grants made during the nine months ended September 30, 2006 and 2005, respectively:  expected lives of 6.3 and 9.5 years, no dividend yield, volatility at 72% and 73%, and risk free interest rate of 4.65% and 3.2%.

The following tables summarize  information about stock options  outstanding for the nine months ended September 30, 2006

                              Weighted-        Weighted-         Weighted-          Weighted-         Weighted-
                              Average          Average           Average   2005     Average  2005     Average
                         1994 Exercise 1995    Exercise  1996    Exercise  Employee Exercise Director Exercise
                      Plan(#) Price($) Plan(#) Price($)  Plan(#) Price ($) Plan (#) Price($) Plan(#)  Price ($)
                      ------- -------- ------- -------- -------- --------- -------- -------- -------- ----------
     Shares under option:
Outstanding at
     January 1, 2006    23     3.40   1,026    5.24     153      4.28        80       3.76       -          -
     Granted             -        -       -       -       -         -       327      1.905      50      1.905
     Exercised           -        -       -       -       -         -         -                  -          -
     Forfeited          (3)    3.48     (22)   5.24       -         -        (2)      3.76       -          -
Options outstanding
at September 30,        20     3.48   1,004    5.23     153      4.28       405       2.26      50      1.905
2006
Options exercisable
at                      20     3.48     983    5.25     153      4.28        78       3.76       -          -
September 30, 2006
Weighted-average
fair value of
options granted          -                -               -               $1.39              $1.23
during 2006
Weighted-average
remaining
contractual life       4.0              3.7             5.7                 9.6                9.7

     At January 1, 2006,  all options were 100%  vested.  There were no unvested forfeited  options during the nine months ended September 30, 2006. The weighted average  fair value of the 377  options  granted  during the nine  months  ended
September 30, 2006 was $1.32. All of the options are non-vested.

     At September 30, 2006,  there was $433 of total  unrecognized  compensation cost related to non-vested share-based  compensation  arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 3 years.

     Under accounting provisions of FAS 123(R), the Company's net loss to common stockholders  and net loss per common share would have been  adjusted to the pro forma amounts  indicated  below during the three and nine months ended September
30, 2005 (in thousands, except per share data):

                                             (unaudited)          (unaudited)
                                            Three Months          Nine Months
                                                Ended                Ended
                                              Sept 30,             Sept 30,
                                                2005                 2005
                                           ----------------    ------------------
                                           ----------------    ------------------
Net loss as reported ......................       $(3,516)          $(5,047)
Adjustment for fair value of stock options.           160               478
                                           ----------------    ------------------
                                           ----------------    ------------------
     Pro forma.............................       $(3,676)          $(5,525)
                                           ================    ==================
                                           ================    ==================
Net loss per share basic and diluted:
     As reported...........................        $(0.44)           $(0.63)
                                           ================    ==================
                                           ================    ==================
     Pro forma.............................        $(0.46)           $(0.69)
                                           ================    ==================

Note 4 - Inventories

         Inventories net of reserves are summarized as follows:

                                                 (unaudited)
                                                   Sept 30,         Dec. 31,
                                                     2006             2005
                                                ---------------   -------------
                                                ---------------   -------------
 Raw Materials..................................   $10,303           $10,071
 Work in process................................                       2,102
                                                  1,425
 Finished Goods.................................    10,686            11,058
                                                ---------------   -------------
                                                    22,414            23,231
 Less current inventory.........................    (8,702)           (9,649)
                                                ---------------   -------------
                                                ---------------   -------------
                                                    13,712            13,582
 Less Reserve primarily for excess inventory....    (8,716)           (8,716)
                                                ---------------   -------------
                                                ---------------   -------------
                                                    $4,996            $4,866
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

     Under the Credit Agreement, the Revolving Loan bears interest at a rate per annum equal to the Libor Rate Plus 2.25%,  or the  "Alternate  Base Rate," being the higher of (i) the prime lending rate announced from time to time by the Bank or (ii) the Federal Funds  Effective Rate (as defined in the Credit  Agreement), plus 0.50%.  The Term Loan bears interest at a rate per annum equal to the Libor
Rate plus 2.75% or the Alternate  Base Rate plus 0.50%.  In connection  with the
Term Loan,  the Company  entered  into an interest  rate swap  agreement  ("Swap
Agreement")  with the Bank,  which  exchanges the variable  interest rate of the
Term Loan for a fixed  interest  rate of 5.13% per annum  effective  January 10,
2006 through the maturity of the Term Loan.

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

     During June,  2002,  BDR Broadband,  a subsidiary of the Company,  acquired
certain   rights-of-entry  for  multiple  dwelling  unit  cable  television  and high-speed data systems (the  "Systems").  As a result of the Company  acquiring additional rights-of-entry, the Systems are currently comprised of approximately

3,300  existing  MDU  cable  television   subscribers  and  approximately  8,400
passings.  In addition,  the Systems were upgraded with  approximately  $799 and
$331 of  interdiction  and other  products of the Company  during 2005 and 2004, respectively.  During  2004,  two Systems  located  outside the region where the remaining Systems are located, were sold. It is planned that the Systems will be upgraded with  approximately  $400 of additional  products of the Company during
2006. In October 2006,  the Company  purchased the 10% interest in BDR Broadband that had been originally owned by Priority Systems, LLC ("Priority") for nominal consideration and agreed to pay Priority a fee equal to ten percent (10%) of the amount,  if any,  by  which  the net  proceeds  derived  by the  Company  from a divestiture of BDR Broadband  occurring on or before April 19, 2007, exceeds the
Company's aggregate investment in BDR Broadband (which includes amounts advanced to or paid on behalf of BDR  Broadband by the Company and the value of goods and services  received by BDR Broadband  from the Company,  plus interest at 10% per annum) since inception.

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

o    the equipment credit would have expired automatically on December 31, 2006, but it was exercised in full by September 30, 2006;

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

     As of September 30, 2006, the Chief  Executive  Officer was indebted to the
Company in the amount of $169,  for which no  interest  has been  charged.  This indebtedness  arose  from a series  of cash  advances,  the  latest of which was advanced in February  2002 and is included in other assets at September 30, 2006 and December 31, 2005.

     As  described  in Note 6  above,  the  Company  entered  into a  series  of agreements  in 2003  pursuant  to which it  acquired  a 50%  economic  ownership interest in NetLinc and BTT. As the non-cash  component  of the purchase  price, the  Company  issued  500 shares of its common  stock to BTT,  resulting  in BTT becoming  the owner of greater  than 5% of the  outstanding  common stock of the
Company.  As further  described  in Note 6 above,  on June 30,  2006 the Company entered into the Share Exchange  Agreement with BTT and certain  related parties pursuant to which,  among other  things,  the  Company  received  back these 500 shares in exchange for the Company's membership interest in BTT and the grant to
BTT of an equipment  purchase  credit of $400.  The Company will continue to pay future royalties to NetLinc upon the sale of certain telephony products.

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

     In September 2006, the Company's  wholly owned  subsidiary,  Blonder Tongue
Investment  Company,  signed an agreement to sell  selected  patents to Moonbeam
L.L.C.,  for net proceeds of  approximately  $2,000,000.  In connection with the sale, the Company will retain a non-exclusive,  royalty free,  worldwide license to continue to develop, manufacture, use, sell, distribute and otherwise exploit all of the Company's  products  currently  protected  under these  patents.  The products to which these patents  relate include some of the  Interdiction  lines that were acquired from Scientific. The closing of the sale under this agreement is subject to customary closing  conditions and is anticipated to occur prior to the end of 2006.

     Over the past several years,  the Company expanded beyond its core business by acquiring a private cable television system (BDR Broadband, LLC). During 2003 the Company also acquired an interest in a company offering a private  telephone program for multiple dwelling unit applications (Blonder Tongue Telephone, LLC), however,  on June 30, 2006,  the Company sold its ownership  interest in Blonder
Tongue Telephone, LLC. These acquisitions are described in more detail below.

     During June,  2002,  BDR Broadband,  a subsidiary of the Company,  acquired
certain   rights-of-entry  for  multiple  dwelling  unit  cable  television  and high-speed data systems (the  "Systems").  As a result of the Company  acquiring additional rights-of-entry, the Systems are currently comprised of approximately
3,300  existing  MDU  cable  television   subscribers  and  approximately  8,400
passings. In addition, the Systems were upgraded with approximately $799,000 and
$331,000 of interdiction and other products of the Company during 2005 and 2004, respectively.  During  2004,  two Systems  located  outside the region where the remaining Systems are located, were sold. It is planned that the Systems will be upgraded  with  approximately  $400,000  of  additional  products of the Company during 2006. The Company  believes that BDR Broadband's  model for acquiring and operating  the  Systems  has been  successful  and can be  replicated  for other transactions.  The Company also believes that  opportunities  currently exist to acquire additional  rights-of-entry for multiple dwelling unit cable television, high-speed  data  and/or  telephony  systems.  BDR  Broadband  is seeking and is presently negotiating several such opportunities, although there is no assurance that it will be successful in consummating these transactions. While the Company continues  to invest in and expand BDR  Broadband's  business,  the  Company has recently  determined  to seek a buyer for BDR Broadband and exit the business of operating Systems in Texas. This decision was made for a variety of reasons. The typical  financial  model and valuation  methodology  for businesses such as BDR
Broadband is based  primarily  upon cash flow,  as opposed to net income.  Since such businesses are capital intensive, their net income is adversely affected by the  substantial  depreciation  expense  associated  with high levels of capital assets. The Company is pleased with the performance of BDR Broadband, however as it is a  growing  business,  all of its cash flow plus  additional  capital  has historically been reinvested in System installations and upgrades.  Further, BDR
Broadband's  depreciation  expense causes its business to operate at a net loss, which adversely affects the results of operations of the Company. As the Company is refocusing  its efforts on its core  manufacturing  business and the shift of production  of certain of its products to the Far East (as more fully  described below),  the  divestiture  of BDR  Broadband  should  provide the  Company  with substantial  liquidity in the form of cash and will eliminate the adverse effect of BDR Broadband on the Company's  results of  operations.  In October 2006, the
Company  purchased  the 10% interest in BDR Broadband  that had been  originally owned by Priority Systems, LLC ("Priority") for nominal consideration and agreed to pay Priority a fee equal to ten percent (10%) of the amount, if any, by which the net proceeds  derived by the Company  from a  divestiture  of BDR  Broadband occurring  on  or  before  April  19,  2007,  exceeds  the  Company's  aggregate investment  in BDR  Broadband  (which  includes  amounts  advanced to or paid on behalf of BDR  Broadband  by the  Company  and the  value of goods and  services received by BDR  Broadband  from the  Company,  plus  interest at 10% per annum)
since inception.

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

February  2006.  Also in February  2006,  the Company  amended its  distribution agreement with TMT to expand its distribution territory, favorably amend certain pricing  and  volume  provisions,  and  extend  by 10  years  the  term  of  the distribution  agreement  for  its  MegaPort(TM)  product  line.  As  part of the transaction,  the  Company was  required to guaranty  the payment by Shenzhen to
Octalica of the purchase price for TMT, equal to $383,150,  plus an earn-out. In exchange for the guaranty,  the Company obtained  assignable  options to acquire substantially  all of the assets  and  assume  certain  liabilities  of TMT,  or alternatively,  to acquire from Shenzhen all of the outstanding capital stock of
TMT, on substantially  the same terms as the acquisition of TMT by Shenzhen from
Octalica.  These options  expire on February 26, 2007, and are extendable by the
Company  for an  additional  90 days  thereafter.  The  Company has not, as yet, determined  whether or when such  options may be  exercised.  In  addition,  the
Company is involved in other ongoing  transactions with Master Gain and Shenzhen related to the CMTS technology.

     Although  the  termination  of the JV Agreement  has delayed the  Company's efforts  to shift  production  of its  products  to the Far  East,  the  Company continues to believe that shifting production of its products to the Far East is in the best interests of the Company.  The Company  believes that the production and  procurement  of its core products in the Far East will reduce the Company's costs,  thereby  improving  its gross  margins  and  allowing a more  aggressive marketing  program in the private cable  market.  The shift to the Far East will also  provide the Company  access to, and  potential  acquisition  of,  advanced technologies,  including technology in the hybrid fiber coax (HFC) transmission, the IPTV core passive component and high speed data fields,  and will facilitate the Company's  ability to sell to private and franchised  cable operators in the
Pacific Rim. The Company intends to continue actively pursuing  opportunities in the Far East, either  independently or through a joint venture relationship with alternative joint venture partners.

Results of Operations

Third three months of 2006 compared with third three months of 2005

     Net Sales. Net sales decreased $88,000, or 0.9%, to $9,578,000 in the third three  months of 2006 from  $9,666,000  in the third three  months of 2005.  The decrease in sales is primarily  attributed to a decrease in interdiction product sales offset by an increase in fiber product sales.  Interdiction  product sales were $319,000 and $733,000 and fiber product sales were $647,000 and $274,000 in the third three months of 2006 and 2005, respectively.

     Cost of Goods Sold.  Cost of goods sold  decreased  to  $5,823,000  for the third three  months of 2006 from  $9,719,000  for the third three months of 2005 and  decreased as a percentage  of sales to 60.8% from 100.6%.  The decrease was attributed  primarily  to cost of goods sold for the third three  months of 2005 included  a  $3,494,000  increase  in  the  provision  for  inventory  reserves.
Comparatively, there was no increase in such reserves for the third three months of 2006.  Of the 39.8 %  improvement  in cost of goods sold as a  percentage  of sales,  approximately  36.1%  was  associated  with the  increase  in  inventory reserves  in the  third  three  months of 2005,  which  adversely  affected  the
Company's  cost of goods  sold for  such  period.  The  remaining  decrease  was attributed to a higher  portion of sales in the third three months of 2006 being comprised of higher margin products.

     Selling  Expenses.  Selling expenses  increased to $1,211,000 for the third three  months of 2006 from  $1,207,000  in the  third  three  months of 2005 and increased as a  percentage  of sales to 12.6% for the third three months of 2006 from 12.5% for the third three months of 2005. The $4,000 increase was primarily the result of an increase in freight  expense of $35,000 offset by a decrease in departmental supplies of $41,000.

     General and Administrative  Expenses.  General and administrative  expenses increased to $1,810,000  for the third three months of 2006 from  $1,639,000 for the third three months of 2005 and  increased as a percentage  of sales to 18.9%
for the third  three  months of 2006 from  16.9% for the third  three  months of
2005.  The  $171,000  increase  was  primarily  the result of an increase in BDR
Broadband  operating  expenses of $214,000  offset by a decrease in professional fees of $44,000.

     Research  and  Development  Expenses.  Research  and  development  expenses increased  to $389,000 in the third  three  months of 2006 from  $372,000 in the third three months of 2005 and  increased  as a percentage  of sales to 4.1% for the third  three  months of 2006 from 3.9% for the third  three  months of 2005.
This $17,000  increase is  primarily  due to an increase in  consulting  fees of
$5,000,  an  increase  of  departmental  supplies  of $5,000 and an  increase of maintenance expenses of $5,000.

     Operating  Income (Loss).  Operating income of $345,000 for the third three months of 2006  represents an increase from an operating  loss of $3,271,000 for the third  three  months of 2005.  Operating  income  as a  percentage  of sales increased  to 3.6% in the third  three  months of 2006 from a loss of (33.8%) in the third three months of 2005.

     Other Expense.  Interest  expense  decreased to $170,000 in the third three months of 2006 from $190,000 in the third three months of 2005.  The decrease is the result of lower average borrowings.

     Income Taxes.  The provision for income taxes for the third three months of
2006 and 2005 was zero. A valuation  allowance has been recorded on the 2006 and
2005 deferred tax assets. As a result of the Company's  historical losses, there is no change in the remaining deferred tax asset in 2006 or 2005.

First nine months of 2006 compared with first nine months of 2005

     Net Sales. Net sales increased  $1,634,000,  or 5.8%, to $29,977,000 in the first nine months of 2006 from $28,343,000 in the first nine months of 2005. The increase in sales is primarily attributed to an increase in digital, headend and fiber product  sales.  Digital  product sales were  $3,714,000  and  $3,374,000, headend product sales were $14,536,000 and $14,006,000,  and fiber product sales were  $1,403,000  and  $812,000  in the  first  nine  months  of 2006 and  2005, respectively.

     Cost of Goods Sold.  Cost of goods sold  decreased to  $19,305,000  for the first nine months of 2006 from $23,010,000 for the first nine months of 2005 and decreased  as a  percentage  of sales to 64.4%  from  81.2%.  The  decrease  was attributed  primarily  to cost of goods sold for the first  nine  months of 2005 included  a  $4,373,000  increase  in  the  provision  for  inventory  reserves.
Comparatively,  there was no increase in such reserves for the first nine months of 2006.  Of the 16.8%  improvement  in cost of goods  sold as a  percentage  of sales,  approximately  1.4% was associated with a higher portion of sales in the first nine months of 2006 being  comprised  of higher  margin  products  and the remaining  15.4%  of such  improvement  was  associated  with  the  increase  in inventory  reserves in the first nine months of 2005,  which adversely  affected the Company's cost of goods sold for such period.

     Selling  Expenses.  Selling expenses  increased to $3,564,000 for the first nine  months  of 2006  from  $3,397,000  in the  first  nine  months of 2005 but remained  constant  as a  percentage  of sales of 11.9% for both the first  nine months of 2006 and for the first nine months of 2005. The $167,000  increase was primarily the result of an increase in travel and  entertainment  of $77,000 and an increase in freight expense of $72,000.

     General and Administrative  Expenses.  General and administrative  expenses increased to $5,306,000  for the first nine months of 2006 from  $4,973,000  for the first nine months of 2005 and  increased as a  percentage  of sales to 17.7%
for the first nine  months of 2006 from 17.6% for the first nine months of 2005.
The $333,000  increase was  primarily the result of an increase in BDR Broadband operating  expenses of $454,000  offset by a decrease  in  professional  fees of
$225,000.

     Research  and  Development  Expenses.  Research  and  development  expenses increased to $1,190,000 in the first nine months of 2006 from  $1,178,000 in the first nine months of 2005 but decreased as a percentage of sales to 3.9% for the first  nine  months of 2006 from 4.2% for the first  nine  months of 2005.  This
$12,000  increase is primarily due to an increase in consulting  fees of $43,000 offset  by a  decrease  in  departmental  supplies  of  $8,000,  a  decrease  in depreciation expense of $9,000 and a decrease in salaries and fringe benefits of
$6,000 due to decreased headcount.

     Operating  Income (Loss).  Operating  income of $612,000 for the first nine months of 2006  represents an increase from an operating  loss of $4,215,000 for the  first  nine  months of 2005.  Operating  income  as a  percentage  of sales increased  to 2.0% in the first  nine  months of 2006 from  (14.9%) in the first nine months of 2005.

     Other  Expense.  Interest  expense  decreased to $542,000 in the first nine months of 2006 from  $586,000 in the first nine months of 2005.  The decrease is the result of lower average borrowings.

     Income  Taxes.  The provision for income taxes for the first nine months of
2006 and 2005 was zero. A valuation  allowance has been recorded on the 2006 and
2005 deferred tax assets. As a result of the Company's  historical losses, there is no change in the remaining deferred tax asset in 2006 or 2005.

Liquidity and Capital Resources

     As of  September  30, 2006 and December 31,  2005,  the  Company's  working capital was $7,881,000  and  $7,108,000,  respectively.  The increase in working capital is  attributable  primarily  to a  decrease  of the  current  portion of long-term  debt of  $1,390,000  and an increase in net  accounts  receivable  of
$984,000 offset by a decrease in current inventory of $947,000 and a decrease in cash of $643,000.

     The Company's net cash provided by operating  activities for the nine-month period ended September 30, 2006 was  $1,404,000,  compared to $1,737,000 for the nine-month  period  ended  September  30,  2005.  The  decrease is  attributable primarily  to an  increase  in  accounts  receivable  of  $1,254,000  during the nine-month  period  ended  September  30,  2006,  as  compared to an increase of
$975,000 during the nine-month period ended September 30, 2005.

     Cash used in investing activities for the nine-month period ended September
30, 2006 was $452,000 which was primarily  attributable to capital  expenditures for new equipment and upgrades to the BDR Broadband Systems of $361,000.

     Cash used in financing  activities was $1,595,000 for the first nine months of 2006 primarily  comprised of $28,116,000 of repayments  offset by $26,521,000 of borrowings of debt.

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

     At September 30, 2006,  there was  $2,564,000  and  $3,325,000  outstanding under the NCBC Revolving Loan and Term Loan, respectively.

     The Company  anticipates that the cash generated from operations,  existing cash balances and amounts available under its credit facility with NCBC, will be sufficient to satisfy its foreseeable working capital needs.

New Accounting Policies

     In September 2006, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 157,  "Accounting  for Fair Value  Measurements."  SFAS No. 157 defines fair value,  and  establishes a framework for measuring  fair value in generally
accepted   accounting   principles  and  expands  disclosure  about  fair  value
measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not believe adoption of
SFAS No. 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for
Defined Benefit Pension and Other Postretirement Plans." Among other items, SFAS
No. 158 requires  recognition  of the  overfunded  or  underfunded  status of an entity's  defined  benefit  postretirement  plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and  obligations  as of the end of the  employer's  fiscal year, and requires  recognition  of the funded  status of defined  benefit  postretirement plans in other comprehensive  income. SFAS No. 158 is effective for fiscal years ending after  December  15, 2006.  The Company will adopt SFAS 158 in the fourth quarter of 2006 on a  prospective  basis.  The Company  currently  measures  the funded status of its plan as of the date of its year-end  statement of financial position.

     Based on the Company's  unfunded  obligation  as of December 31, 2005,  the adoption of SFAS 158 would increase total  liabilities by approximately  $50,000 and reduce total  stockholders'  equity by approximately  $50,000.  The adoption will not have a material impact on the Company's  results of operations and cash flows. In addition, the adoption of SFAS No. 158 will not impact compliance with the Company's loan covenants. By the time of adoption at December 31, 2006, plan performance  and actuarial  assumptions  could have a significant  impact on the actual amounts recorded.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  market  risk  inherent  in the  Company's  financial  instruments  and positions represents the potential loss arising from adverse changes in interest rates.  At September  30, 2006 and 2005 the  principal  amount of the  Company's aggregate  outstanding variable rate indebtedness was $5,889,000 and $4,041,000, respectively.  A  hypothetical  100 basis point increase in interest rates would have had an annualized  unfavorable impact of approximately $59,000 and $40,000, respectively,  on the  Company's  earnings  and  cash  flows  based  upon  these quarter-end debt levels. With regard to the Company's  $3,500,000 Term Loan with
NCBC,  the  Company  entered  into an  interest  rate swap  with the Bank  which exchanges the variable  interest rate of the Term Loan for a fixed interest rate of 5.13% per annum.  This interest rate swap, which became effective January 10,
2006 and runs through the maturity of the three year Term Loan,  will reduce the unfavorable impact of any increase in interest rates.

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
Based on this  evaluation,  the  Company's  Chief  Executive  Officer  and Chief
Financial  Officer  concluded  that  the  Company's   disclosure   controls  and
procedures were effective at September 30, 2006.

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

Our anticipated international operations in the PRC or elsewhere in the Far East may subject us to the risks of unfavorable  political,  regulatory,  legal,  and labor conditions in the PRC or elsewhere in the Far East.

     We intend to continue actively  pursuing  opportunities to shift production of certain  products to the Far East and perhaps also establish a  manufacturing facility  for our  products  in the  Peoples'  Republic  of  China  (or  PRC) or
elsewhere  in the Far East.  If  successful,  this may  increase  the  amount of revenues we derive from sales to customers outside the United States,  including sales in the PRC. Our future  operations and earnings may be adversely  affected by the risks related to, or any other  problems  arising from,  operating in the
PRC or in other  countries  located  in the Far  East,  including  the  risks of
changes   in   foreign   currency    exchange   rates,    changes   in   foreign
telecommunications  standards, and unfavorable political,  regulatory, labor and tax  conditions  in other  countries.  Although  the PRC has a large and growing economy, its potential economic,  political, legal and labor developments entail uncertainties  and risks.  Similar  risks exist in most  if not all of the other countries in the Far East where we would consider shifting production of certain of our  products.  While  the PRC and  other  Far  Eastern  countries  have been receptive  to  foreign  investment,  we cannot be  certain  that  their  current policies will continue indefinitely into the future. In the event we establish a manufacturing facility in the PRC or other country  in the Far East, any changes that  adversely  affect  our  ability to conduct  our  operations  may cause our business to suffer.

Shifting our operations between regions may entail considerable expense.

     If we were to establish a manufacturing facility in the PRC or elsewhere in the Far East and  ultimately  commence  production  of certain  products at this facility,  such action could require us, over time, to shift a material  portion of our  operations  to the Far  East in  order  to  maximize  manufacturing  and operational efficiency. This could result in reducing our domestic operations in the future,  which in turn could entail significant one-time earnings charges to account for severance, equipment write offs or write downs and moving expenses.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         Exhibits

         The exhibits are listed in the Exhibit Index appearing at page 21 herein

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                         BLONDER TONGUE LABORATORIES, INC.

         Date:  November 9, 2006        By:      /s/  James A. Luksch
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

3.2    Restated Bylaws of Blonder Tongue      Incorporated by reference from
       Laboratories, Inc.                     Exhibit 3.2 to S-1 Registration
                                              Statement No. 33-98070 originally
                                              filed October 12, 1995, as amended.

10.1   Patent Purchase Agreement              Incorporated by reference from
       between Blonder Tongue Investment      Exhibit 99.1 to the Current Report
       Company and Moonbeam L.L.C. dated      on Form 8-K filed on September 18,
       as of September 12, 2006.              2006.

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

Date:  November 9, 2006

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

Date:  November 9, 2006

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
                            (Principal Financial Officer)

                                                                    Exhibit 32.1

                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          To the knowledge of each of the undersigned,  this Report on Form 10-Q
     for  the  quarter  ended   September  30,  2006  fully  complies  with  the
     requirements  of Section 13(a) or 15(d) of the  Securities  Exchange Act of
     1934,  as amended,  and the  information  contained  in this Report  fairly presents, in all material respects,  the financial condition and results of
     operations  of  Blonder  Tongue  Laboratories,   Inc.  for  the  applicable
     reporting period.

Date:  November 9, 2006        By:      /s/  James A. Luksch
                                         James A. Luksch, Chief Executive Officer

                                By:      /s/  Eric Skolnik
                                         Eric Skolnik, Chief Financial Officer