Form 10-K
period 2006-12-31
BLONDER TONGUE LABORATORIES INC
filed 2007-04-03
CIK 1000683

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006, OR

[    ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  ___________________ to
     __________________

Commission file number: 1-14120

                        BLONDER TONGUE LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    52-1611421
--------------------------------           -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   One Jake Brown Road, Old Bridge, New Jersey                           08857
-------------------------------------------------                    -----------
    (Address of principal executive offices)                          (Zip Code)

Registrant’s telephone number, including area code:  (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                    Name of Exchange on which registered
-----------------------------           ----------------------------------------
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

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer, or a  non-accelerated  filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the  Exchange  Act.  Large accelerated filer _____  Accelerated filer ____  Non-accelerated filer X.

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes   No X

The  aggregate  market  value of  voting  stock  held by  non-affiliates  of the registrant as of June 30, 2006: $6,568,935.

Number of shares of common stock,  par value $.001,  outstanding as of March 20,
2007: 6,222,252.

Documents incorporated by reference:

Certain portions of the  registrant’s  definitive Proxy Statement for the Annual
Meeting of  Stockholders  to be held on May 23,  2007  (which is  expected to be filed  with  the  Commission  not  later  than  120  days  after  the end of the registrant’s  last fiscal year) are  incorporated  by reference into Part III of this report.

Forward-Looking Statements

In addition to  historical  information,  this Annual  Report of Blonder  Tongue
Laboratories,  Inc. ("Blonder Tongue" or the "Company") contains forward-looking statements  relating  to such  matters  as  anticipated  financial  performance, business  prospects,  technological  developments,  new  products,  research and development  activities and similar matters.  The Private Securities  Litigation
Reform Act of 1995  provides a safe harbor for  forward-looking  statements.  In order to comply  with the terms of the safe  harbor,  the  Company  notes that a variety of factors could cause the Company’s  actual  results and  experience to differ materially from the anticipated  results or other expectations  expressed in the Company’s  forward-looking  statements.  The risks and uncertainties that may affect the operation, performance,  development and results of the Company’s business include,  but are not limited to, those matters discussed herein in the sections  entitled  Item 1 - Business,  Item 1A - Risk  Factors,  Item 3 - Legal
Proceedings  and Item 7 -  Management’s  Discussion  and  Analysis of  Financial
Condition   and  Results  of   Operations.   The  words   "believe",   "expect",
"anticipate",   "project"  and  similar  expressions  identify   forward-looking
statements.  Readers  are  cautioned  not  to  place  undue  reliance  on  these forward-looking  statements,  which reflect management’s analysis only as of the date hereof.  The Company  undertakes  no  obligation  to publicly  revise these forward-looking  statements to reflect events or circumstances  that arise after the date hereof.  Readers  should  carefully  review the risk factors  described herein  and in other  documents  the  Company  files  from time to time with the
Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

Introduction

  Overview

     Since it’s founding in 1950, Blonder Tongue has been an innovative designer and  manufacturer  of  products  for the cable  television  industry,  primarily
focused  on  the   development   of  technology   for  niche  cable   television
applications.  This  focus has given the  Company  a  dominant  position  in the private cable market. During the past several years the differentiation  between the  franchised  and private  cable  markets  has blurred due to the  consumer’s increased  expectations  for cutting  edge  services  such as  high-speed  data, telephony,  and digital video offerings.  In response,  the Company has expanded its  strategic  thrust to  accommodate  both the  franchised  and private  cable markets and is a provider of  integrated  network  solutions to all of the cable markets  that the Company  serves,  including  the  multi-dwelling  unit ("MDU")
market,  the  lodging/hospitality  market  and the  institutional  market  which includes hospitals,  prisons and schools.

     The cable  market has reacted  quickly to consumer  demands for  additional services by integrating  multiple  technologies  into their existing networks to provide consumers  high-speed data and telephony in addition to video offerings.
Telephone  companies have also entered this competitive arena by upgrading their existing  distribution  networks,  enabling them to be able to provide video and high-speed data in addition to telephony offerings.  As a result of these market forces, the lodging and institutional  markets are now playing catch up in order to meet  consumers’  expectations  that these  services  be  available,  and are installing  new  infrastructure  and  upgrading  existing  networks.  This  is a significant  area of  opportunity  for the  Company to market and sell it’s core product line.

     Most of the changes in the market  segments  that the  Company  serves have recently been focused on the transition to digital technologies. One of the most promising areas is Internet Protocol Television ("IPTV"), an emerging technology which allows viewers to access broadcast network channels,  subscriber  services and  movies-on-demand.  This  technology  is  already  experiencing  full  scale commercialization in international  markets such as Hong Kong, Italy and France.
The worldwide  market  projections  are impressive  with an estimated 62 million subscribers  subscribing  to IPTV services by 2010.  The Company has  negotiated license  agreements that will provide entry into this promising  market,  and is currently developing products to meet the needs of customers in the markets that it serves.

  Recent Developments

     During 2006 the Company has continued to advance the  implementation of its current strategic plan in an effort to maximize shareholder value. The Company’s strategic plan consists of the following:

o    divesting its interests in non-core business activities,
o    focusing on the efficient operation of its core business,
o    realigning its leadership structure, and
o    implementation  of an initiative to have high volume products  manufactured in the People’s  Republic of China("PRC") in order to  substantially  reduce the Company’s  manufacturing  costs,  obtain  competitive  advantage in the markets served and allow a more aggressive marketing program.

     The Company’s manufacturing initiative in the PRC will entail a combination of contract manufacturing  agreements and purchasing agreements with key Chinese manufacturers  that can most fully meet the  Company’s  needs.  The  Company has entered into a manufacturing agreement with a major contract manufacturer in the
PRC that would govern the terms of its  manufacture  of certain of the Company’s high volume and complex  products upon a purchase  order being  submitted by the
Company.   The  Company  is  also  negotiating  with  other  PRC-based  contract manufacturers with respect to other products.  It is anticipated this transition will relate to products  representing a significant portion of the Company’s net sales and will be done in phases  over the next  several  years,  with the first products transitioning within the next 6 to 9 months.

     On  December  15,  2006,  the  Company   completed  the  divesture  of  its
wholly-owned  subsidiary,  BDR Broadband, LLC (“BDR”) through the sale of all of the issued and  outstanding  membership  interests of BDR to DirecPath,  a joint venture  between Hicks  Holdings LLC and The DIRECTV  Group,  Inc. The aggregate sale price was  approximately  $3.1 million resulting in a gain of approximately
$938,000  on  the  sale,  subject  to  certain  post-closing  adjustments.  This divestiture  is  expected  to  result in  annualized  savings  of  approximately
$525,000  per year.  The  transaction  included a long-term  equipment  purchase commitment  from  DirecPath.  It is also  anticipated  that Blonder  Tongue will provide DirecPath with certain systems engineering and technical services.

     BDR  commenced   operations  in  June  2002,   when  it  acquired   certain
rights-of-entry  for MDU cable  television  and  high-speed  data  systems  (the
"Systems") from Verizon Media Ventures, Inc. and GTE Southwest Incorporated.  As
a  result  of BDR  acquiring  additional  rights-of-entry,  at the  time  of the divesture, BDR owned Systems for approximately 25 MDU properties in the State of
Texas,  representing  approximately  3,300 MDU cable television  subscribers and
8,400 passings. The Systems were upgraded with approximately  $81,000,  $799,000 and $331,000 of interdiction and other products of the Company during 2006, 2005 and 2004,  respectively.  During 2004, two Systems located outside of Texas were sold.  While the Company  continued to invest in and expand BDR’s  business,  in
August 2006 the Company determined to seek a buyer for BDR and exit the business of  operating  Systems  in Texas to allow  the  Company  to  pursue  alternative
strategic   opportunities.   In  October  2006,  several  months  prior  to  the
divestiture of BDR, the Company acquired the 10% minority interest that has been owned by Priority Systems, LLC, for nominal consideration.

     On December 14, 2006, the Company’s wholly-owned subsidiary, Blonder Tongue
Investment Company, completed the sale of selected patents, patent applications, provisional  patent  applications  and related foreign patents and  applications
("Patents") to Moonbeam  L.L.C.  for net proceeds of  $2,000,000.  In connection with  the  sale,  the  Company  has  retained  a  non-exclusive,  royalty  free, non-sublicenseable,  worldwide  right and license to use the Patents to continue to develop,  manufacture, use, sell, distribute and otherwise exploit all of the
Company’s products currently protected under the Patents. These products include some  of the  interdiction  lines  in the  Addressable  Subscriber  category  of equipment.

     On June 30, 2006, the Company  completed the divesture of its 50% ownership interest in Blonder Tongue  Telephone,  LLC ("BTT").  Under the terms of a Share
Exchange and Settlement  Agreement  ("Share  Exchange  Agreement")  with BTT and certain related parties of BTT, the Company transferred to BTT its 49 membership shares of BTT in exchange for BTT  transferring  back to the Company the 500,000 shares of the Company’s  common stock that were  previously  contributed  by the
Company to the capital of BTT.  Pursuant to the Share  Exchange  Agreement,  the
Company  granted  BTT  a  non-transferable  equipment  purchase  credit  in  the aggregate amount of $400,000 (subject to certain off-sets),  which was exercised in full by September 30, 2006. BTT agreed to change its corporate name within 90 days after  closing and cease using any  intellectual  property of the  Company, including,  the  names  "Blonder,"  "Blonder  Tongue"  or  "BT."  As part of the transaction,  certain other  non-material  agreements  among BTT and the Company were also terminated.

     The Company acquired its 50% ownership  interest in BTT as part of a series of  agreements  entered  into in March  2003 and  September  2003.  Through  its ownership  interest in BTT, the Company was involved in providing a  proprietary telephone  system  suited  to  MDU  development  and  was  entitled  to  receive incremental  revenues  associated  with  direct  sales  of  telephony  products, however,  revenues  derived from sales of such  telephony  products and services were not  material.  In addition to the  Company’s  interest in BTT, the Company also acquired a 50% economic interest in NetLinc Communications, LLC (“NetLinc”)
as part of the same  series of  agreements.  The Company  continues  to hold its interest in NetLinc, which owns patents, proprietary technology and know-how for certain  telephony  products  that allow  Competitive  Local  Exchange  Carriers
(“CLECs“)  to  competitively  provide  voice  service to MDUs.  While  NetLinc’s intellectual  property  could be  further  developed  and used in the  future to manufacture and sell telephony products, the Company has no present intention to do so.

     On February 27, 2006 (the  "Effective  Date"),  the Company  entered into a series  of  agreements  related  to  its  MegaPort(TM)line  of  high-speed  data communications  products.  As a result  of these  agreements,  the  Company  has expanded its  distribution  territory,  favorably  amended  certain  pricing and volume  provisions  and  extended  by 10  years  the  term  of the  distribution agreement for its  MegaPort(TM)product  line.  These agreements also require the
Company to guaranty  payment  due by  Shenzhen  Junao  Technology  Company  Ltd.
("Shenzhen"),  an affiliate of Master Gain, to Octalica,  Ltd.  ("Octalica")  in
connection  with  Shenzhen’s  purchase  of  T.M.T.-Third  Millennium  Technology
Limited  ("TMT")  from  Octalica.  In  exchange  for  this  guaranty,   MegaPort
Technology, LLC ("MegaPort"),  a wholly-owned subsidiary of the Company obtained an assignable  option (the "Option") to acquire  substantially all of the assets and assume  certain  liabilities of TMT on  substantially  the same terms as the acquisition  of TMT by Shenzhen from  Octalica.  The purchase price for TMT and, therefore,  the amount and payment terms guaranteed by the Company is the sum of
$383,150 plus an earn-out. The earn-out will not exceed 4.5% of the net revenues derived  from  the  sale of  certain  products  during  a  period  of 36  months commencing  after the sale of  certain  specified  quantities  of TMT  inventory following the Effective  Date. The cash portion of the purchase price is payable
(i) $22,100 on the 120th day following the Effective  Date,  (ii) $22,100 on the last day of the  twenty-fourth  month  following the Effective  Date,  and (iii)
$338,950  commencing  upon  the  later  of (A)  the  second  anniversary  of the
Effective  Date and (B) the date after which  certain  volume sales  targets for each of the  MegaPort(TM)products  have  been  met,  and then only as and to the extent that revenues are derived from sales of such  products.  In February 2007
MegaPort  sent notice to TMT and Shenzhen of its election to exercise the Option to acquire  substantially  all of the assets of TMT.  Upon  consummation  of the acquisition,  MegaPort,  or its assignee,  will pay Shenzhen, in the same manner and at the same times,  cash payments  equal to the purchase  price payments due from Shenzhen to Octalica and will assume certain liabilities of TMT.

     On November 11, 2005, the Company and its wholly-owned subsidiary,  Blonder
Tongue Far East, LLC, a Delaware limited liability company, entered into a joint venture  agreement ("JV  Agreement") with Master Gain  International  Industrial
Limited,  a Hong Kong  corporation  ("Master  Gain"),  intending to  manufacture products  in the PRC.  This joint  venture  was formed to compete  with Far East manufactured  products and to expand market coverage  outside North America.  On
June 9, 2006, the Company terminated the JV Agreement due to the joint venture’s failure to meet certain  quarterly  financial  milestones as set forth in the JV
Agreement.  The inability to meet such financial  milestones was caused,  by the failure of Master  Gain to  contribute  the  $5,850,000  of capital to the joint venture as  required  by the JV  Agreement  and the joint  venture’s  failure to obtain certain  governmental  approvals and licenses necessary for the operation of the joint venture.

     The  Company  was  incorporated  under the laws of the State of Delaware in
November 1988 and completed its initial public offering in December 1995.

Strategy

     It is a constant  challenge for the Company to stay at the forefront of the technological  requirements  of the  cable  markets  that  the  Company  serves, including the MDU, lodging, and institutional markets.  Changes and developments in the manner in which information (whether video, voice or data) is transmitted as well as the use of  alternative  compression  technologies  all  require  the
Company to continue to develop  innovative  new products.  The Company has added and  intends to continue  to add new and  innovative  products to respond to the migration  from  analog to  digital  signal  transmission.  In order to  provide products and services that allow integrators and operators to deploy triple play services of voice,  high-speed  data and video (both  analog and  digital),  the
Company has added new products to the Digital Video Headend, High-speed Data and
Fiber Optic product lines. These key product lines are more thoroughly discussed under  "Business - Products"  beginning on page 7 below.  This  evolution of the

Company’s product lines will focus on the increased needs created in the digital space by IPTV,  Digital Video, and HDTV signals and integrating these signals in to the optical networks of the future.

     In response to the market  pressure to compete  with Far East  manufactured products and to expand its market coverage outside North America, the Company is seeking  strategic  contract  manufacturing  relationships  in the PRC,  and has
already   entered  into  a   manufacturing   agreement  with  a  major  contract
manufacturer in the PRC for certain of its high volume and complex products. The
Company believes that this initiative will reduce the manufacturing costs of its products,  with  resultant  improvement  in gross  profit  margins.  The Company expects to commence production of products in the PRC during 2007.

The Company’s principal customers are:

o    Cable  System  Operators  (both  franchise  and  private,  as well as cable contractors) that design,  package,  install and in most instances operate, upgrade and maintain the systems they build,

o    Lodging /  Hospitality  video and high speed  data  system  operators  that specialize in the Lodging/Hospitality Markets, and

o    Institutional  System  Operators  that  operate,  upgrade and  maintain the systems that are in their facilities,  or Contractors that install, upgrade and maintain these systems

     A key  component of the  Company’s  strategy is to leverage its  reputation across a broad product line,  offering  one-stop shop  convenience  to the cable
market   customers   it   serves   and   delivering   products   having  a  high
performance-to-cost  ratio. The Company has historically  enjoyed, and continues to enjoy,  a dominant  market  position in the  private  cable  industry,  while progressively  making  inroads  into the  franchise  cable  market.  The Company
provides    integrated    network   solutions   for   the   MDU   market,    the
lodging/hospitality  market and the  institutional  market.  As the  Company has expanded its market coverage,  however,  the distinctions  between private cable and  franchise  cable have become  blurred.  For  example,  the most  efficient, highest  revenue-producing  private  cable  systems  and small  franchise  cable systems  are  built  with  the  same  electronic  building  blocks.  Most of the electronics required for these systems are available from Blonder Tongue.

     The Company’s  product lines  (headend and  distribution)  must continue to evolve to  maintain  the  ability to  provide  all of the  electronic  equipment necessary  to build small  cable  systems  and much of the  equipment  needed in larger systems for the most  efficient  operation and highest  profitability  in high density applications.

Markets Overview

     The  broadband  signal  distribution  industry  (involving  the  high-speed transmission of television,  telephony and internet  signals) has been dominated by franchise cable television and multiple system cable operators ("MSOs").  The
penetration   of  wireless,   direct-broadcast   satellite   ("DBS"),   such  as
DIRECTV(TM)and  DISH  Network(TM),  in the TV  market  continues  to grow with a combined  subscriber count in excess of 29 million.  The Regional Bell Operating
Companies  (i.e.  Verizon and AT&T;  "RBOC’s")  also  compete with the MSO’s for high-speed  data services and are building fiber optic  networks,  on a national level,  capable of delivering  triple play services direct to the home or to the curb utilizing packet-based,  Internet Protocol technology ("IP"). The MSO’s are deploying IP for their Video on Demand  ("VOD")  services and continue to expand the reach of fiber optic networks in order to maintain their dominant position.

     The long term result of these activities will be increased  competition for the  provision  of all  three  services  and a trend  toward  delivery  of these services  through fiber using IP  technology.  This major market  transition has
resulted  in  increased   consumer   expectations,   so  that  the  lodging  and
institutional  markets  are under  pressure to install  new  infrastructure  and upgrade  existing  networks.  It is not known how long this transition will take but to remain  competitive,  the Company  must  continue to increase its product offerings for fiber transmission,  digital television,  IP encoding and decoding and digital applications.

         Cable Television

     Most cable  television  operators,  both large and small,  have built fiber optic  networks  with various  combinations  of fiber optic and coaxial cable to deliver  television  signal  programming,  data,  and phone services on one drop cable.  Cable  television  deployment of fiber optic trunk has been completed in most existing systems.  The system architecture being employed to accomplish the provision of analog  video,  digital  video,  HDTV,  high-speed  data,  VOD, and telephone service is a hybrid fiber coaxial ("HFC") network.  In an HFC network, fiber  optic  trunk  lines  connect  to  nodes  which  typically  feed 50 to 250 subscribers, using coaxial cable.

     The Company  believes that most major  metropolitan  areas will  eventually have  complex  networks  of two or more  independent  operators  interconnecting homes, and multi-dwelling  complexes.  All of these networks are potential users of Blonder  Tongue’s Analog Video Headend,  Digital Video Headend,  Fiber Optic,
and Addressable products.

         Lodging

     Competition  among cable  operators  serving the lodging  market to provide more channels, VOD, and enhanced interactivity, has resulted in increased demand for analog,  digital and high definition  television system  electronics.  These systems  have been and continue to be well  received in the market,  as property owners have sought additional revenue streams and guests have demanded increased in-room technology services.  The leading system integrators in this market rely upon outside suppliers for their system  electronics and most are Blonder Tongue customers.  These companies and others offer lodging establishments systems that provide VOD movies with a large selection of titles.  The typical lodging system headend  will  include  as  many as 20 to 40  receivers  and as many as 60 to 80 modulators, and will be capable of providing guests with more free channels, VOD for a broad selection of movie titles, and interactive services.

     Most of the systems with VOD service were initially in large hotels,  where the economics of high channel  capacity systems are more easily  justified.  The conversion of hotel  pay-per-view  systems into  video-on-demand  is increasing.
Smaller  hotels and motels are being provided with  video-on-demand  as enhanced
technology  results  in  reduced  headend  costs,   keeping  the  market  growth
reasonably  steady.  A current  trend in lodging  is to provide  "plug-and-play"
high-speed data service to customers and Blonder Tongue’s MegaPort(TM)high-speed data product is an ideal solution for hotel/motel high-speed data deployment.

         Institutional

     The  Company  identifies  the  Institutional  market as:  education  campus environments,  correctional  facilities  and short or long term  health  service environments. What all of these seemingly unrelated facilities have in common is that they all contain  private  networks  that are  dependant on either  locally generated  or  externally  sourced  video and/or data  content.  As the advanced technologies  of VOD, HDTV, and IPTV permeate the market,  these  facilities are embracing these  technologies  to achieve site specific  goals.  The Company has traditionally  benefited from a very strong share of this market with its Analog
Video Headend and  Distribution  Products.  We  anticipate  that this trend will continue and evolve into firm adoption of our Digital  Video  Headend  Products, which include HDTV and Digital Video solutions and our upcoming IPTV platforms.

         International

     Cable   television   service  for  much  of  the  world  is   expanding  as
technological  advancement reduces the cost to consumers. In addition,  economic development in Latin America,  Asia and Eastern Europe has allowed  construction of  integrated  delivery  systems  that  utilize a variety  of  electronics  and broadband  hardware.  The pace of growth is  difficult  to predict,  but as more alternatives  become  available  and  television  service  becomes  increasingly affordable,  it is anticipated  that more equipment will be placed in the field.
The Company utilizes several distributors in Florida and within Latin America to serve  the  Latin  American  market,  although  during  the last  several  years international  sales have not materially  contributed  to the Company’s  revenue base. The Company’s  initiative to  manufacture  products in the PRC will expand the Company’s capability to manufacture core products at a more competitive cost and also could lead to the  development  of new markets for product sales in the
Far East. In connection with any expansion, however, there are inherent risks of international  operations in general,  and  operating in the PRC in  particular.
These risks are described in more detail under "Risk Factors" below.

         Additional Considerations

     The technological revolution with respect to video, data and voice services continues at a rapid pace. Cable TV’s QAM video is competing with DIRECTV(TM)and
EchoStar’s  DBS service and cable modems compete with DSL offered by the RBOC’s.
RBOC’s are building  national fiber networks and are now delivering  video, data and voice services  directly to the home over fiber optic cable,  and voice over
IP ("VOIP") is being offered by cable  companies and others in competition  with
traditional  phone  companies.   The  Company  is  also  beginning  to  see  the
convergence of data and video  communications,  wherein  computer and television systems  merge.  While  it is not  possible  to  predict  with  certainty  which technology  will be  dominant  at any  particular  point  in time,  the  Company believes that delivery of services using IP technology will eventually  dominate the  delivery  systems  of the  future and the  tremendous  bandwidth  available through the use of fiber optic cable will eventually be the dominant  carrier of video, voice and data communications signals.

     Since the installed base of United States  television sets are for the most part analog (not digital),  direct satellite  television,  digitally  compressed programming  and IP  delivery  requires  headend  products  or set-top  decoding receivers or converters to convert the transmitted  signals back to analog.  The replacement  of all  television  sets with  digital sets will be costly and take many  years to  complete.  The  Company  believes  that for many  years to come, program  providers will deliver an analog television signal on standard channels to  subscribers’  television  sets using headend  products at some  distribution point in their networks or employ decoding receivers at each television set.

Products

     Blonder Tongue’s products can be separated, according to function, into the several categories described below:

     o    Analog Video  Headend  Products  used by a system  operator for signal acquisition,  processing and  manipulation  for further  transmission.
          Among  the  products  offered  by the  Company  in this  category  are
          satellite  receivers,   integrated  receiver/decoders,   demodulators,
          modulators,  antennas and antenna mounts, amplifiers,  equalizers, and processors.  The  headend  is  the  "brain"  of  a  television  signal
          distribution   system.   It  is  the   central   location   where  the
          multi-channel signal is initially received, converted and allocated to specific channels for analog  distribution.  In some cases,  where the signal is transmitted in encrypted form or digitized and compressed, a receiver will also be required to decode the signal. Blonder Tongue is
          a  licensee  of  Motorola,   Inc.’s   ("Motorola")   VideoCipher(R)and
          DigiCipher(R)encryption  technologies  and  integrates  their decoders into integrated receiver/decoder products, where required. The Company
          estimates   that  Analog  Video   Headend   Products   accounted   for
          approximately  49% of the Company’s  revenues in 2006, 49% in 2005 and
          52% in 2004.

     o    Digital  Video  Headend   Products  used  by  a  system  operator  for
          acquisition,  processing  and  manipulation  of digital video signals.
          Blonder Tongue is constantly  expanding its Digital Products offering, which  currently  includes  the QTM line of  Transcoders,  Digital QAM
          Up-converters   for   data-over-cable   applications,   Digital   High
          Definition  Television Processors for delivery of HDTV programming and
          QAM  Modulators.  The QTM line is used for  economically  deploying or adding a satellite based digital  programming tier of standard digital or HDTV digital programming.  The unit transcodes a satellite signal’s modulation  from  Quadrature  Phase Shift Key  ("QPSK") to  Quadrature
          Amplitude  Modulation  ("QAM") or from 8PSK  (HDTV  Format) to QAM for signals received from a satellite transponder. Since QPSK and 8PSK are
          optimum   for   satellite   transmission   and  QAM  is  optimum   for
          fiber/coaxial  distribution,  precious system bandwidth is saved while the signal  maintains its digital form.  Building upon the  innovative design work that brought about the QTM Transcoders, QAM Up-converters, and HDTV Processors,  the Company launched the AQD Series of Agile QAM
          Demodulators. The AQD Series allows for the reception and demodulation of QAM digital, Off-air Standard Digital or Off-air HDTV signals. This enables system  operators in all of  the Company’s  primary markets to benefit  from  digital  transmission,  while  preserving  their analog distribution  networks and viewing  sites long after the FCC mandatory transition in 2009.  Digital Video Headend Products continue to expand in all  of  the  Company’s primary markets,  bringing  more  advanced technology to  consumers  and  operators, and it is expected that this area will evolve in to a major  element of the  Company’s  business in the future.  The Company estimates that Digital Video Headend Products accounted for approximately 16% of the Company’s revenues in 2006, 13%
          in 2005 and 9% in 2004.

     o    Fiber  Products used to transmit the output of a cable system  headend to multiple  locations  using fiber optic  cable.  Among the  products offered are optical transmitters,  receivers,  couplers and splitters.
          These   products   convert  RF  frequencies  to  light  (or  infrared)
          frequencies  and launch them on optical fiber.  At each receiver site, an optical  receiver is used to convert the signals back to normal VHF frequencies for  distribution to subscribers.  While sales of products in this category have not  historically  contributed  significantly to the  Company’s  revenues,  they are expected to increase due to recent new product innovations that the Company will be bringing to market.

     o    Distribution  Products  used to  permit  signals  to  travel  from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal  location along a distribution  network of fiber optic or coaxial  cable.  Among the  products  offered by the
          Company in this  category are line  extenders,  broadband  amplifiers, directional  taps,  splitters  and  wall  taps.  In  cable  television systems,  the  distribution  products  are either  mounted on exterior telephone  poles or encased  in  pedestals,  vaults or other  security devices. In private cable systems the distribution system is typically enclosed  within the walls of the building (if a single  structure) or added to an existing  structure  using various  techniques to hide the coaxial  cable  and  devices.  The  non-passive  devices  within  this category are designed to ensure that the signal  distributed  from the headend  is of  sufficient  strength  when  it  arrives  at its  final destination to provide high quality  audio/video  images.  The Company estimates that distribution  products  accounted for approximately 19%
          of the Company’s revenues in 2006, 20% in 2005 and 19% in 2004.

     o    Addressable  Products  used to control  access to  programming  at the subscriber’s  location.  The  products  offered in this  category  are
          Interdiction  and Addressable  Multi-Tap (AMT) products.  Interdiction products limit the  availability  of programs to  subscribers  through jamming of particular  channels.  Recently,  the Company  introduced a consumer  version of this  product,  the TV Channel  Blocker  Parental
          Control,  which provides local (at the consumer  level) control of the full analog  block of  channels.  AMT  products  remotely  control all access to  programming  for a  particular  subscriber.  Sales of these products have not contributed significantly to the Company’s revenues.

     o    High-speed Data Products used to provide  Internet access and transfer data  over a  hybrid  fiber/coaxial  cable  system.  Products  in this category  include  standard  DOCSIS cable modems,  DOCSIS/Euro  DOCSIS cable modem termination system ("CMTS"), and the  MegaPort(TM)solution for providing broadband Internet access to hospitality  environments &
          MDUs. The  MegaPort(TM)solution  consists of two main components,  the
          Gateway  and the  Intelligent  Outlets.  The  Gateway  is a  broadband
          Ethernet router or bridge that establishes a network within a building or community over the existing  coaxial cable system.  The Intelligent
          Outlet  serves  as the  modem,  but is  permanently  installed  in the location to eliminate loss of equipment  associated  with churn.  Each
          Gateway  can  accommodate  64  enabled  Outlets  and  with a  software upgrade,  up to 250 outlets. On February 13, 2007, the Company entered in to a non-exclusive  distribution agreement with Motorola,  Inc. for the sales and  distribution  of Motorola’s  Connected  Home  Solutions
          voice  and  data   products   to  the  private   cable,   lodging  and
          institutional  markets  in the United  States.  Products  feature  the industry leading Motorola SurfBoard(R)5101 cable modem and the BSR2000
          (Broadband  Services  Router)  compact  CMTS  featuring   DOCSIS(R)2.0
          qualification. The BSR2000 is a compact,  high-performance CMTS with 1 downstream  and 4 upstream  channels that is ideal for small or medium sized distribution  systems.  The unit offers advanced  functionality, allowing  smaller cable operators to efficiently  migrate to DOCSIS or
          EuroDOCSIS  2.0 while  simultaneously  increasing  the  performance of their  existing  base of DOCSIS  1.0 and 1.1 cable  modems.  This is a relatively new category of products for the Company and has not as yet contributed significantly to the Company’s revenues.

     o    Telephony  Products used to provide expanded  telephone service to MDU subscribers.  These  products  are  designed  to offer  carrier  class telephone  service to residences  using  existing  twisted pair wires.
          Service will be fully transparent to subscribers with advanced calling features  such as 911,  Caller ID, Call Waiting  Plus,  and  Three-way
          Calling  available  and  bundled  at a flat rate to  subscribers.  The existing  twisted-pair  telephone wiring infrastructure is utilized to provide  dial  tone  at  a  resident’s  premises  using  any  standard telephone. The Company does not have a significant history of sales of telephony  products,  having only acquired the distribution  rights in
          2003 in connection  with its past venture efforts in BTT. Sales volume has been lower than originally anticipated and the recent divesture by the Company of its  interest in BTT is likely to further  diminish the
          Company’s  sales  prospects  for these  products.  It is not presently anticipated that sales of telephony products will become a significant source of revenue for the Company.

     o    Microwave  Products  used to transmit  voice,  analog  video,  digital video,  and data signals to multiple  locations  using  point-to-point communication  links in the 18 GHz range of  frequencies.  The company offers the full line of products  required to  construct  and maintain these  point-to-point,  18 GHz  communication  links.  While microwave products will continue to be sold to maintain  existing  systems,  the
          Company  does not  anticipate  that  these  products  will  contribute significantly to the Company’s revenues.

     o    Test  Products   used  for  measuring   signals  in  the  Headend  and
          Distribution.  Among  the  products  offered  by the  Company  in this category are Analog and Digital QPSK  Analyzers,  Palm Tops Analog and
          Digital  Analyzers and Signal Level Meters . While the Company expects to continue selling test products to meet the needs of customers,  the
          Company  does not  anticipate  that  these  products  will  contribute significantly to the Company’s revenues.

The Company will modify its  products to meet  specific  customer  requirements.
Typically,  these  modifications  are  minor  and do not  materially  alter  the functionality  of the  products.  Thus,  the inability of the customer to accept such products does not generally result in the Company being otherwise unable to sell such products to other customers.

Research and Product Development

     The markets served by Blonder  Tongue are  characterized  by  technological change, new product introductions,  and evolving industry standards.  To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand the frequency range of existing products in order to accommodate customer demand for greater channel capacity, (iii) license new technology,  and (iv) acquire products incorporating technology  that could not otherwise be developed  quickly enough using internal resources.  Research and development  projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer  prospects with the expectation or promise of substantial future  orders from such  customers  or customer  prospects.  In the new product development  process,  the vast experience of the Company’s  Technical  Services
Group is  leveraged  to ensure  the  highest  level of  suitability  and  widest acceptance  to the  marketplace.  Products  tend to be developed in a functional building  block  approach  that allows for different  combinations  of blocks to generate new relevant  products if the market demands.  Additional  research and development efforts are also continuously  underway for the purpose of enhancing product quality and engineering  lower production  costs. For the acquisition of new  technologies,  the Company  may rely upon  technology  licenses  from third parties.  The Company will also license  technology if it can obtain  technology quicker,  or more  cost-effectively  from third parties than it could  otherwise develop on its own,  or if the  desired  technology  is  proprietary  to a third party. There were 13 employees in the research and development department of the
Company at December 31,  2006.  The Company  spent  $1,634,000,  $1,552,000  and
$1,549,000 on research and development expenses for the years ended December 31,
2006, 2005 and 2004, respectively.

Marketing and Sales

     Blonder  Tongue markets and sells its products  worldwide  primarily to the following markets: the MDU  market,  the  lodging  market and the  institutional market.  Sales are made  directly to customers by the Company’s  internal  sales force, as well as through a few domestic stocking  distributors (which accounted for  approximately  46%  of the  Company’s  revenues  for  fiscal  2006).  These distributors serve multiple markets.  Direct sales to cable operators and system integrators accounted for approximately 28% of the Company’s revenues for fiscal
2006.

     The Company’s sales and marketing  function is  predominantly  performed by its internal sales force. Should it be deemed necessary,  the Company may retain independent sales  representatives in particular geographic areas or targeted to specific  customer  prospects  or target  market  opportunities.  The  Company’s internal  sales  force  consists of 39  employees,  which  currently  includes 9 salespersons in Old Bridge,  New Jersey, one salesperson in each of North Myrtle
Beach, South Carolina, Cudahy, Wisconsin, Austin, TX and Santa Margarita, CA and
26  sales-support  personnel  at the Company  headquarters  in Old  Bridge,  New
Jersey.

     The Company’s  standard customer payment terms are 2%-10, net 30 days. From time to  time,  when  circumstances  warrant,  such as a  commitment  to a large blanket  purchase  order,  the Company  will  extend  payment  terms  beyond its standard payment terms.

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

     The Company had approximately  $3,400,000 in purchase orders as of December
31, 2006 and  approximately  $2,800,000  in purchase  orders as of December  31,
2005. All outstanding purchase orders as of December 31, 2006 are expected to be shipped  prior to December 31, 2007.  These  purchase  orders are for the future delivery of products and are subject to cancellation by the customers.

Customers

     Blonder  Tongue  has a broad  customer  base,  which in 2006  consisted  of approximately  557  active  accounts.  Approximately  50%,  48%,  and 39% of the
Company’s  revenues in fiscal years 2006,  2005,  and 2004,  respectively,  were derived from sales of products to the Company’s five largest customers. In 2006,
2005 and 2004, sales to Toner Cable Equipment,  Inc. accounted for approximately
20%,  17%  and 18%  respectively  of the  Company’s  revenues.  There  can be no assurance that any sales to these  entities,  individually  or as a group,  will reach or exceed  historical  levels in any future period.  However,  the Company anticipates  that these  customers  will  continue to account for a  significant portion of the Company’s  revenues in future  periods,  although none of them is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period.

     The  complement  of leading  customers  tends to vary over time as the most efficient and better  financed  integrators  grow more rapidly than others.  The
Company  believes  that  many  integrators  will grow  rapidly,  and as such the
Company’s success will depend in part on the viability of those customers and on the  Company’s  ability to maintain its position in the overall  marketplace  by shifting its  emphasis to those  customers  with the greatest  growth and growth prospects.  Any  substantial  decrease  or  delay in sales to one or more of the
Company’s leading customers,  the financial failure of any of these entities, or the Company’s  inability to develop and maintain  solid  relationships  with the integrators  which may  replace  the  present  leading  customers,  would have a material  adverse  effect on the Company’s  results of operations  and financial condition.

     The  Company’s  revenues  are  derived  primarily  from  customers  in  the continental  United  States,  however,  the Company also derives  revenues  from customers  outside the continental  United States,  primarily in Canada and to a more limited extent, in  underdeveloped  countries.  Television  service is less developed in many international  markets,  particularly  Latin America,  Eastern
Europe, and Asia, creating  opportunity for those participants who offer quality products at a competitive price. Sales to customers outside of the United States represented  approximately  6%, 6% and 4% of the  Company’s  revenues  in fiscal years 2006, 2005 and 2004 respectively.  All of the Company’s  transactions with customers  located outside of the  continental  United States are denominated in
U.S.  dollars,   therefore,   the  Company  has  no  material  foreign  currency
transactions.  In connection with the Company’s  anticipated  initiatives in the
PRC, the Company may have foreign  currency  transactions  and may be subject to various currency  exchange  control programs related to its PRC operations.  See
Risk Factors below for more detail on the risk of foreign operations.

Manufacturing and Suppliers

     Blonder  Tongue’s  manufacturing  operations  are presently  located at the
Company’s  headquarters in Old Bridge, New Jersey.  The Company’s  manufacturing operations are vertically integrated and consist principally of the assembly and testing of electronic  assemblies built from fabricated  parts,  printed circuit boards  and  electronic  devices  and the  fabrication  from raw sheet  metal of chassis and cabinets for such  assemblies.  Management  continues to implement a
significant  number  of  changes  to  the  manufacturing   process  to  increase
production volume and reduce product cost, including logistics  modifications on the factory floor, an increased use of surface mount, axial lead and radial lead robotics to place electronic  components on printed circuit boards, a continuing program of circuit board redesign to make more products  compatible with robotic insertion  equipment and an increased  integration in machining and fabrication.
All of these efforts are consistent  with and part of the Company’s  strategy to provide its customers with high performance-to-cost  ratio products. The Company
has  also  entered  into  a  manufacturing   agreement  with  a  major  contract
manufacturer  in the PRC that  would  govern  the  terms of its  manufacture  of certain of the Company’s high volume and complex  products upon a purchase order being  submitted  by the  Company.  The Company is also  negotiating  with other
PRC-based  contract  manufacturers  with respect to other products.  The Company expects to commence  production  of certain  products in the PRC during 2007. If successful,  the  Company  may shift a  material  portion  of its  manufacturing operations  to the  PRC in  order  to  maximize  manufacturing  and  operational efficiencies.

     Outside contractors supply standard components, etch-printed circuit boards and electronic subassemblies to the Company’s specifications.  While the Company generally purchases electronic parts which do not have a unique source,  certain electronic component parts used within the Company’s products are available from a limited number of suppliers and can be subject to temporary  shortages because of general  economic  conditions  and the  demand and supply for such  component parts.  If the Company  were to  experience  a  temporary  shortage of any given electronic part, the Company  believes that alternative  parts could be obtained or system design changes  implemented.  However,  in such situations the Company may experience  temporary reductions in its ability to ship products affected by the component  shortage.  On an as-needed basis, the Company  purchases  several products from sole  suppliers for which  alternative  sources are not available, such as the DigiCipher(R)encryption  systems manufactured by Motorola, which are
standard   encryption   methodologies   employed  on  U.S.  C-Band  and  Ku-Band
transponders,  EchoStar  digital  receivers  for  delivery  of DISH  Network(TM)
programming,   and  Hughes   digital   satellite   receivers   for  delivery  of
DIRECTV(TM)programming.  An inability to timely obtain sufficient  quantities of certain  of  these  components  would  have a  material  adverse  effect  on the
Company’s  operating  results.  The Company does not have an agreement  with any sole source  supplier  requiring  the  supplier  to sell a  specified  volume of components to the Company.

     Blonder Tongue maintains a quality assurance program which tests samples of component  parts  purchased,  as well as its  finished  products,  on an ongoing basis. The Company also tests component and sub-assembly  boards  throughout the manufacturing  process using  commercially  available and in-house built testing systems that incorporate  proprietary  procedures.  The highest level of quality assurance is maintained  through out all aspects of the design and manufacturing process because of the in-house calibration  program.  This program ensures that all test and measurement  equipment that is used in the manufacturing process is calibrated to the same in-house  reference  standard on a consistent basis. When all test and  measurement  devices are calibrated in this manner,  discrepancies are  eliminated  between the  engineering,  manufacturing,  and quality  control departments, thus increasing operational efficiency and ensuring a high level of product  quality.  Blonder Tongue performs final product tests prior to shipment to customers.

Competition

     All aspects of the Company’s business are highly  competitive.  The Company competes  with  national,  regional and local  manufacturers  and  distributors, including companies larger than Blonder Tongue which have substantially  greater resources.  Various manufacturers who are suppliers to the Company sell directly
as  well  as  through   distributors   into  the  franchise  and  private  cable
marketplaces.  Because of the convergence of the cable,  telecommunications  and computer  industries and rapid  technological  development,  new competitors may seek to  enter  the  principal  markets  served  by the  Company.  Many of these
potential   competitors  have  significantly   greater   financial,   technical,
manufacturing,  marketing,  sales and other resources than Blonder  Tongue.  The
Company  expects  that  direct and  indirect  competition  will  increase in the future. Additional competition could result in price reductions,  loss of market share and delays in the timing of  customer  orders.  The  principal  methods of competition are product  differentiation,  performance,  quality,  price, terms, service,  technical support and administrative  support. The Company believes it differentiates  itself from  competitors  by  continuously  offering  innovative products,  providing  excellent  technical service support and delivering a high performance-to-cost ratio.

Intellectual Property

     The Company  currently holds 11 United States patents and 4 foreign patents none of which  are  considered  material  to the  Company’s  present  operations because they do not relate to high volume  applications.  In December  2006, the
Company’s wholly-owned subsidiary,  Blonder Tongue Investment Company, completed the  sale  to  Moonbeam  L.L.C.  of a  portfolio  of  selected  patents,  patent applications,  provisional  patent  applications and related foreign patents and applications  ("Patents")  originally  acquired in the Company’s  acquisition of
Scientific-Atlanta,   Inc.’s  interdiction  business  in  1998.  Blonder  Tongue retained a non-exclusive, royalty free, non-sublicenseable,  worldwide right and license to use the  Patents to  continue to  develop,  manufacture,  use,  sell, distribute  and  otherwise  exploit  all of  the  Company’s  products  currently protected under the Patents. Because of the rapidly evolving nature of the cable television industry, the Company believes that its market position as a supplier to cable integrators  derives primarily from its ability to develop a continuous stream of new products which are designed to meet its customers’ needs and which have a high performance-to-cost ratio.

     The Company has a registered trademark on "Blonder Tongue(R)" and also on a
"BT(R)" logo. In connection with the transactions  pursuant to which the Company acquired an  ownership  interest in NetLinc and BTT,  the Company  granted BTT a non-exclusive,  revocable and  royalty-free  license to use these trademarks and certain  variations  of such names.  This license was  terminated as part of the
2006 transaction in which the Company divested its interest in BTT.

     The Company is a licensee of Philips  Electronics North America Corporation and its  affiliate,  Philips  Broadband  Networks,  Inc.,  Motorola,  Hughes and
several smaller software development companies.

     Under  the   Philips   License   Agreements,   the  Company  is  granted  a
non-exclusive  license for a term which expires in 2010,  concurrently  with the last to expire of the relevant patents.  The Philips License  Agreements provide for the payment by the Company of a one-time  license fee and for the payment by the Company of royalties based upon unit sales of licensed products.

     The   Company  is  a  licensee   of   Motorola   relating   to   Motorola’s
VideoCipher(R)encryption  technology  and is also a  party  to a  private  label agreement  with  Motorola  relating  to its  DigiCipher(R)technology.  Under the
VideoCipher(R)license  agreement, the Company is granted a non-exclusive license under certain proprietary  know-how,  to design and manufacture certain licensed products to be compatible with the VideoCipher(R)commercial  descrambler module.
The VideoCipher(R)license agreement provides for the payment by the Company of a one-time  license fee for the  Company’s  first  model of  licensed  product and additional  one-time license fees for each additional model of licensed product.
The VideoCipher(R)license agreement also provides for the payment by the Company
of   royalties   based  upon  unit  sales  of  licensed   products.   Under  the
DigiCipher(R)private  label agreement,  the Company is granted the non-exclusive right to sell  DigiCipher(R)II  integrated receiver decoders bearing the Blonder
Tongue name for use in the commercial  market.  The  DigiCipher(R)private  label agreement  provides for the payment by the Company of a one-time license fee for the Company’s first model of licensed  product and additional  one-time  license fees for each additional model of licensed product.

     During 1996,  the Company  entered into several  software  development  and license agreements for specifically  designed  controller and interface software
necessary   for  the  operation  of  the   Company’s   Video   Central(TM)remote
interdiction   control   system,   which  is  used  for  remote   operation   of
VideoMask(TM)signal  jammers installed at subscriber  locations.  These licenses are perpetual and require the payment of a one-time  license fee and in one case additional payments, the aggregate of which are not material.

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
to the re-designation of portions of the 18GHz-frequency  band among the various currently allocated services.  The Final Rules regarding this issue provided for the  grandfathering,  for  a  period  of  ten  years,  of  certain  pre-existing
(installed)  terrestrial  fixed service  operators  ("TFSOs") and TFSOs that had made  application  for a license prior to a certain date. In November  2002, the
FCC  issued a Second  Order  on  Reconsideration  (the  "Second  Order"),  which redefined the use of the 18 GHz microwave band. As a result of the Second Order, the Company’s existing microwave inventory would have to be modified to function within  the new  frequency  band.  In  addition,  on  April  19,  2004,  the FCC
International Bureau released a Notice of Proposed Rulemaking  ("NPRM"),  Docket
04-143, which among other things,  proposes channelization changes for the 18GHz band to further reduce the usable band. The  uncertainty  associated  with these regulatory  issues,  coupled with the  expanding use of fiber optic cable due to its inherently  superior  bandwidth,  have resulted in a significant  shift away from microwave  products.  These  products are not  anticipated to be a material portion of the Company’s future sales.

Environmental Regulations

     The  Company  is  subject  to  a  variety  of  Federal,   state  and  local
governmental  regulations related to the storage, use, discharge and disposal of toxic,  volatile or  otherwise  hazardous  chemicals  used in its  manufacturing processes.  The Company did not incur in 2006 and does not anticipate  incurring in 2007 material  capital  expenditures  for compliance with Federal,  state and local  environmental laws and regulations.  There can be no assurance,  however, that  changes  in  environmental  regulations  will not  result  in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company.  Further,  such regulations could restrict the Company’s ability to expand its operations.  Any failure by the Company to obtain required permits for,  control the use of, or adequately  restrict the  discharge  of,  hazardous substances  under  present or future  regulations  could  subject the Company to substantial  liability  or  could  cause  its  manufacturing  operations  to  be suspended.

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
Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2007.

Employees

     As of March 16,  2007,  the  Company  employed  approximately  250  people, including 174 in  manufacturing,  15 in research and development,  11 in quality assurance,  30 in sales and  marketing,  and 20 in a general and  administrative capacity.  105 of the  Company’s  employees  are  members  of the  International
Brotherhood  of Electrical  Workers  Union,  Local 2066,  which has a three year labor  agreement  with the  Company  expiring  in  February,  2009.  The Company considers its relations with its employees to be good.

ITEM 1A RISK FACTORS

     The Company’s  business  operates in a rapidly  changing  environment  that involves  numerous risks,  some of which are beyond the Company’s  control.  The following "Risk Factors"  highlights some of these risks.  Additional  risks not currently known to the Company or that the Company now deems immaterial may also affect the Company and the value of its common stock. The risks described below, together with all of the other  information  included in this report,  should be carefully considered in evaluating our business and prospects. The occurrence of any  of the  following  risks  could  harm  the  Company’s  business,  financial condition or results of  operations.  Solely for purposes of the risk factors in this  Item  1A,  the  terms  "we",  "our"  and  "us"  refer  to  Blonder  Tongue
Laboratories, Inc. and its subsidiaries.

Any substantial  decrease in sales to our largest  customer may adversely affect our results of operations or financial condition.

     In 2006, 2005 and 2004, sales to Toner Cable Equipment,  Inc. accounted for approximately 20%, 17% and 18%, respectively,  of our revenues.  There can be no assurance that any sales to this customer will reach or exceed historical levels in any future period. However, we anticipate that this customer will continue to account for a significant portion of our revenues in future periods, although it
is  not  obligated  to  purchase  any  specified   amount  of  products  (beyond
outstanding  purchase orders) or to provide us with binding forecasts of product purchases for any future period.

     The  complement  of leading  customers  tends to vary over time as the most efficient  and  better-financed  integrators  grow more rapidly than others.  We believe that many integrators will grow rapidly,  and, as such, our success will depend in part on:

     o    the viability of those customers;

     o    our ability to identify those  customers with the greatest  growth and growth prospects; and

     o    our ability to maintain  our  position in the overall  marketplace  by shifting our emphasis to such customers.

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

     We have had net losses  from  continuing  operations  each year since 2002.
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
Based on historical and projected sales volumes and anticipated  selling prices, we establish reserves. If we do not meet our sales expectations,  these reserves are  increased.  Products that are determined to be obsolete are written down to net  realizable  value.  We recorded  an  increase  to our reserve of  $114,000,
$4,372,000 and $872,000  during 2006, 2005 and 2004,  respectively.  Although we believe  reserves are adequate and  inventories  are reflected at net realizable value,  there can be no  assurance  that we will not have to  record  additional inventory  reserves in the future.  Significant  increases to inventory reserves could have a material  adverse effect on our results of operations and financial condition.

An  inability  to  develop,  or acquire the rights to,  technology,  products or applications in response to changes in industry  standards or customer needs may reduce our sales and profitability.

     Both the private cable and franchised cable industries are characterized by the  continuing  advancement  of  technology,  evolving  industry  standards and changing  customer needs. To be successful,  we must anticipate the evolution of industry standards and changes in customer needs, through the timely development and introduction of new products, enhancement of existing products and licensing of new technology  from third parties.  Although we depend  primarily on our own research and development efforts to develop new products and enhancements to our existing products,  we have and may continue to seek licenses for new technology from third  parties  when we believe  that we can obtain  such  technology  more quickly and/or  cost-effectively from such third parties than we could otherwise develop on our own, or when the desired  technology has already been patented by a third party.  There can, however,  be no assurance that new technology or such licenses will be available on terms  acceptable to us. There can be no assurance that:

     o    we will be able to anticipate  the evolution of industry  standards in the cable television or the communications industry generally;

     o    we will be able to  anticipate  changes  in the  market  and  customer needs;

     o    technologies  and  applications   under  development  by  us  will  be
          successfully developed; or

     o    successfully  developed  technologies  and  applications  will achieve market acceptance.

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

     o    price reductions;

     o    loss of market share;

     o    delays in the timing of customer orders; and

     o    an  inability to increase our  penetration  into the cable  television market.

Our sales and profitability may suffer due to any substantial  decrease or delay in capital spending by the cable  infrastructure  operators that we serve in the
MDU, lodging and institutional cable markets.

     The vast majority of our revenues in fiscal years 2006,  2005 and 2004 came from sales of our products for use by cable infrastructure operators. Demand for our products  depends to a large extent upon capital  spending on private  cable
systems  and   specifically  by  private  cable   operators  for   constructing,
rebuilding,  maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability,  are dependent on a variety of factors, including

     o    access  by  private   cable   operators  to   financing   for  capital
          expenditures;

     o    demand for their cable services;

     o    availability of alternative video delivery technologies; and

     o    general economic conditions.

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

     We operate out of one manufacturing facility in Old Bridge, New Jersey (the
"Old  Bridge  Facility").  While  we  maintain  a  limited  amount  of  business interruption insurance, a casualty that results in a lengthy interruption of the ability to manufacture at, or otherwise use, that facility would have a material adverse effect on our results of operations and financial condition.

Our dependence on certain third party suppliers could create an inability for us to  obtain  component  products  not  otherwise  available  or to do so  only at increased prices.

     We purchase  several  products from sole  suppliers  for which  alternative sources are not  available,  such as certain  components of  EchoStar’s  digital satellite  receiver decoders,  which are specifically  designed to work with the
DISH  Network(TM),  and certain  components of Hughes  Network  Systems  digital satellite  receivers  which are  specifically  designed to work with  DIRECTV(R)
programming.  Our  results  of  operations  and  financial  condition  could  be materially adversely affected by:

     o    an inability to obtain sufficient quantities of these components;

     o    our receipt of a significant number of defective components;

     o    an increase in component prices; or

     o    our  inability  to  obtain  lower  component  prices  in  response  to competitive pressures on the pricing of our products.

Our existing and proposed  international  sales and operations subject us to the risks of  changes  in  foreign  currency  exchange  rates,  changes  in  foreign telecommunications  standards, and unfavorable political,  regulatory, labor and tax conditions in other countries.

     Sales to customers outside of the United States  represented  approximately
6%, 6% and 4% of our revenues in fiscal years 2006, 2005 and 2004, respectively.
Such sales are subject to certain risks such as:

     o    changes  in  foreign  government  regulations  and  telecommunications standards;

     o    export license requirements;

     o    tariffs and taxes;

     o    other trade barriers;

     o    capital and exchange control programs;

     o    fluctuations in foreign currency exchange rates;

     o    difficulties in staffing and managing foreign operations; and

     o    political and economic instability.

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

Our anticipated contract manufacturing in the PRC may subject us to the risks of unfavorable political, regulatory, legal and labor conditions in the PRC.

     During  the  second  half of 2007,  we  expect to begin  manufacturing  and assembling some of our products in the People’s Republic of China, or PRC, under contract manufacturing  arrangements with certain key Chinese manufacturers.  In addition,  we may  increase  the  amount of  revenues  we derive  from  sales to customers  outside the United  States,  including  sales in the PRC.  Our future operations  and earnings may be adversely  affected by the risks  related to, or any other problems  arising from,  having our products  manufactured in the PRC, including those risks  described in the preceding risk factor.  Although the PRC has a large and growing economy,  its potential economic,  political,  legal and labor developments  entail  uncertainties and risks. In the event of any changes that adversely  affect our ability to manufacture in the PRC after products have been  successfully  transitioned  out of the United  States,  our business  will suffer.

Shifting our operations between regions may entail considerable expense.

     Over time we may shift a material portion of our  manufacturing  operations to the PRC in order to maximize manufacturing and operational  efficiency.  This could result in reducing our domestic  operations  in the future,  which in turn could entail  significant  one-time  earnings  charges to account for severance, equipment write-offs or write downs and moving expenses.

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

     Any increase in governmental regulation of the cable markets that we serve, including the MDU, lodging and institutional markets, may have an adverse effect on our results of operations and financial condition.

     The MDU, lodging and institutional markets within the cable industry, which represents  the vast  majority of our  business,  while in some cases subject to certain FCC licensing  requirements,  is not presently  burdened with  extensive government  regulations.  It is possible,  however,  that  regulations  could be adopted  in the future  which  impose  burdensome  restrictions  on these  cable markets  resulting  in,  among  other  things,  barriers  to  the  entry  of new competitors or limitations on capital  expenditures.  Any such  regulations,  if adopted,  could have a material  adverse effect on our results of operations and financial condition.

     Operators in the  franchise  cable  market,  which  represents a relatively small  percentage  of our  business,  had been subject to  extensive  government regulation  pursuant to the Cable Television Consumer Protection and Competition
Act of 1992, which among other things provided for rate rollbacks for basic tier
cable  service,   further  rate  reductions  under  certain   circumstances  and
limitations on future rate  increases.  The  Telecommunications  Act of 1996 has deregulated  many aspects of franchise cable system operation and has opened the door to  competition  among cable  operators and telephone  companies in each of their respective industries. It is possible,  however, that regulations could be adopted  which  would  re-impose  burdensome  restrictions  on  franchise  cable operators  resulting  in, among other things,  the grant of exclusive  rights or franchises within certain geographical areas. In addition, certain rules adopted by the FCC in June,  2000 (as further  revised in 2002 and 2004) provide for the re-designation  of  portions  of the  18GHz-frequency  band  among  the  various currently  allocated  services,  which rules have  shifted  demand away from our microwave  products.  Any increased  regulation of franchise  cable could have a
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
We do not anticipate material capital expenditures during the fiscal year ending
2007 for  compliance  with  federal,  state  and  local  environmental  laws and regulations.  There can be no assurance,  however, that changes in environmental regulations will not result in the need for additional  capital  expenditures or otherwise impose additional  financial burdens on us. Further,  such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for,  control the use of, or adequately  restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial  liability  or  could  cause  our  manufacturing  operations  to  be suspended. Such liability or suspension of manufacturing operations could have a
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
Luksch,  Chief  Executive  Officer,  and Robert J.  Palle,  President  and Chief
Operating Officer.  We maintain and are the beneficiary of $1,000,000 of key man life  insurance on each of Mr.  Luksch and Mr.  Palle.  Our future  success also depends  on our  ability  to  continue  to attract  and  retain  highly  skilled engineering,  manufacturing, marketing and managerial personnel. The competition for such personnel is intense, and the loss of key employees,  in particular the principal  members of our management and technical staff,  could have a material
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

     o    eliminates the right of our stockholders to act without a meeting;

     o    does not provide cumulative voting for the election of directors;

     o    does not  provide  our  stockholders  with the  right to call  special meetings;

     o    provides for a classified board of directors; and

     o    imposes various procedural  requirements which could make it difficult for our stockholders to affect certain corporate actions.

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

     o    delay or prevent a change in control of our company;

     o    impede a merger, consolidation or other business combination involving us; or

     o    discourage  a  potential  acquirer  from  making  a  tender  offer  or otherwise attempting to obtain control of our company.

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

     Factors such as:

     o    announcements of technological  innovations or new products by us, our competitors or third parties;

     o    quarterly   variations  in  our  actual  or  anticipated   results  of
          operations;

     o    failure of revenues or earnings in any quarter to meet the  investment community’s expectations; and

     o    market conditions for cable industry stocks in general;

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
in the  principal  amount of  $1,767,000  as of December  31,  2006.  Management
believes  that the Old Bridge  Facility is  adequate  to support  the  Company’s anticipated needs in 2007.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to certain  proceedings  incidental  to the ordinary course of its business, none of which, in the current opinion of management,  is likely to have a material  adverse effect on the Company’s  business,  financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to a vote of  security  holders  during the fourth quarter  ended  December  31,  2006,  through  the  solicitation  of  proxies or otherwise.

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

Market Information

Fiscal Year Ended December 31, 2006:                      High             Low

         First Quarter ..................................$2.29           $1.80
         Second Quarter.................................. 2.90            1.40
         Third Quarter .................................. 1.85             .95
         Fourth Quarter ................................. 1.90            1.16

Fiscal Year Ended December 31, 2005:                     High             Low

         First Quarter ..................................$4.39           $3.45
         Second Quarter.................................. 3.84            2.40
         Third Quarter .................................. 2.85            2.01
         Fourth Quarter ................................. 2.20            1.59

     The Company’s  Common Stock is traded on the American  Stock Exchange under the symbol "BDR".

Holders

     As of March 28, 2007, the Company had approximately 58 holders of record of the Common  Stock.  Since a portion  of the  Company’s  common  stock is held in
"street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

Issuer Purchases of Equity Securities

     The  following  table  sets  forth  for  the  calendar  months   indicated,
information regarding the Company’s repurchase of its common stock.

-------------------- -------------- ----------- ------------------- -----------------
                                                                          (d)
                                                     (c)            Maximum Number (or
                                                  Total Number of   Approximate Dollar
                                                 Shares Purchased   Value) of Shares
                            (a)         (b)      as Part of         that May Yet Be
                      Total Number   Average     Publicly           Purchased Under
                      of Shares      Price Paid  Announced Plans       the Plans
     Period            Purchased     Per Share   or Programs           or Programs(2)
-------------------- -------------- ----------- ------------------- -----------------
-------------------- -------------- ----------- ------------------- -----------------
October 1, 2006 to
October 31, 2006             -           -                0           $100,000.00
-------------------- -------------- ----------- ------------------- -----------------
-------------------- -------------- ----------- ------------------- -----------------
November 1, 2006 to
November 30, 2006      1,293,154(1)    $0.75              0           $100,000.00
-------------------- -------------- ----------- ------------------- -----------------
-------------------- -------------- ----------- ------------------- -----------------
December 1, 2006 to
December 31, 2006            -           -                0           $100,000.00
-------------------- -------------- ----------- ------------------- -----------------
-------------------- -------------- ----------- ------------------- -----------------
Total                    1,293,154     $0.75              0           $100,000.00
-------------------- -------------- ----------- ------------------- -----------------

(1)  On November 14, 2006, the Company purchased  1,293,154 shares of its Common
     Stock in a private off-market block transaction from a former director, who was at the time the Company’s largest shareholder.

(2)  In July 2002, the Company commenced an on-going stock repurchase program to acquire up to $300,000  worth of its  outstanding  common  stock (the "2002
     Plan").  The  Company did not  repurchase  any of its Common  Stock  during fiscal  year  2006  under  the 2002 Plan and as of  December  31,  2006 the
     Company can purchase an  additional  $100,000 of its common stock under the
     2002  Plan.  On  February  13,  2007,  the  Company  announced  a new stock repurchase  program to acquire up to an  additional  100,000  shares of its outstanding  common stock (the "2007 Plan").  The Company intends to resume making  purchases  under the 2002 Plan up to its limits,  and thereafter to make purchases under the 2007 Plan.

                          COMPARATIVE STOCK PERFORMANCE

     The graph below compares the cumulative total return during the period from
December 31, 2001 to December 31, 2006, for the Company’s Common Stock, the AMEX
Stock Exchange  Composite  Index  (formerly the AMEX Market Value Index) and the
Dow Jones  Electrical  Components & Equipment  Industry Group Index.  This graph assumes the investment of $100 in the Company’s  Common Stock,  the stock in the companies  presented in the AMEX Stock Exchange Composite Index and the stock in the  companies  comprising  the Dow  Jones  Electrical  Components  &  Equipment
Industry Group Index on January 1, 2002 and the reinvestment of all dividends.

[GRAPHIC OMITTED][GRAPHIC OMITTED]

         12/31/2001  12/31/2002   12/31/2003  12/31/2004  12/31/2005   12/31/2006
  BDR      100.00     43.36        86.99      116.80       52.85        46.07
  AMEX     100.00     97.26       209.24      169.00      207.53       242.61
  DJEI     100.00     59.27        96.82       89.21       90.72       101.20

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated  statement of operations data presented below for each of the years ended  December  31,  2006,  2005 and 2004,  and the  selected consolidated  balance  sheet data as of December 31, 2006 and 2005,  are derived from,  and are  qualified by reference  to, the audited  consolidated  financial statements  of the Company and notes  thereto  included  elsewhere  in this Form
10-K. The selected consolidated statement of operations data for the years ended
December 31, 2003 and 2002 and the selected  consolidated  balance sheet data as of December  31,  2004,  2003 and 2002 are  derived  from  audited  consolidated financial  statements not included herein. The data set forth below is qualified in its  entirety  by,  and  should be read in  conjunction  with,  "Management’s
Discussion and Analysis of Financial  Condition and Results of  Operations"  and
the  consolidated  financial  statements,  notes thereto and other financial and statistical information appearing elsewhere herein.

     On December 15,  2006,  the Company  sold BDR  Broadband,  LLC. The amounts previously  reported below in the consolidated  statement of operations data for the years ended  December  31,  2005,  2004,  2003 and 2002 have been changed to reflect BDR Broadband, LLC as a discontinued operation.

     Certain amounts  previously  reported for the years ended December 31, 2003 and 2002 have been restated.

                                                                      (as restated)
                                     2006       2005      2004      2003      2002
                                        (In thousands, except per share data)
Consolidated Statement
of Operations Data:

Net sales........................... $35,775   $34,730   $37,783   $34,343  $46,702
Cost of goods sold (2)..............  23,409    27,399    26,104    25,629   34,647
                                    ---------  --------  --------  -------- --------
  Gross profit......................  12,366     7,331    11,679     8,714   12,055
                                    ---------  --------  --------  -------- --------
Operating expenses:
  Selling, general and
  administrative....................  10,396     9,503     8,888     8,631    8,796
  Research and development..........   1,634     1,552     1,549     1,833    1,972
                                    ---------  --------- --------  --------  -------
  Total operating expenses..........  12,030    11,055    10,437    10,464   10,768
                                    ---------  --------  --------  --------  -------
Earnings (loss) from
operations (2)......................     336    (3,724)    1,242    (1,750)   1,287
Interest and other income...........     386         1       357         -        -
Interest expense....................    (711)     (796)     (903)   (1,105)  (1,036)
Equity in loss of Blonder
Tongue Telephone, LLC                   (107)     (437)     (613)     (154)       -
                                    ---------  --------  --------  --------  -------
Earnings (loss) from continuing
operations                               (96)   (4,956)       83    (3,009)     251
before income taxes (2)...........
Provision (benefit)
for income taxes (2)                       -         -     2.826      (318)      43
                                    ---------   -------   -------    ------  -------
Earnings (loss) before
discontinued operations
and cumulative effect of
change in accounting
principle (2)......................      (96)   (4,956)   (2,743)   (2,691)     208
Loss from discontinued operations
(net of tax)..........                  (500)     (544)     (379)     (431)    (124)
Gain on disposal of subsidiary.....      938         -         -         -        -
Cumulative effect of change in
accounting principle, net of tax (1)       -         -         -         -   (6,886)
                                    ---------   -------   -------    ------  -------
Net (loss) earnings (2)............     $342   $(5,500)   (3,122)  $(3,122) $(6,802)
                                    =========  ========   =======  ======== ========
Basic earnings (loss) per
share before cumulative effect of
change in accounting principle (2).    $0.05    $(0.69)   $(0.39)   $(0.41)   $0.01
Cumulative effect of
change in accounting
principle, net of tax.............         -         -         -         -    (0.90)
                                    ---------   -------   -------  --------  -------
Basic earnings (loss) per share (2)    $0.05    $(0.69)   $(0.39)   $(0.41) $ (0.89)
                                    =========   =======   =======  ======== ========
Basic weighted average
shares outstanding                     7,592     8,015     8,001     7,654    7,604
Diluted earnings (loss)
per share before cumulative
effect of change in accounting
principle (2)......................    $0.05    $(0.69)   $(0.39)   $(0.41)  $ 0.01
Cumulative effect of change
in accounting principle,
net of tax...................              -         -         -         -    (0.90)
                                    ---------   -------   -------  --------  -------
Diluted earnings (loss)
per share (2)...                       $0.05    $(0.69)   $(0.39)   $(0.41) $ (0.89)
                                    =========   =======   =======  ======== ========
Diluted weighted average
shares outstanding                     7,592     8,015     8,001     7,654    7,604

                                                                     (as restated)

                                        2006     2005      2004      2003     2002

Consolidated Balance Sheet Data:
Working capital (2)..................  $9,511    $7,108   $10,603   $11,591  $29,635
Total assets (2).....................  27,222    32,864    38,156    47,990   52,375

Long-term debt (including
current maturities) .................   4,028     7,578     8,513    12,946   16,910
Stockholders’ equity (2).............  20,232    21,499    26,923    30,885   32,585
__________________

(1)  Effective January 1, 2002, the Company  implemented FAS 142, which resulted in the write off of $10,760 of the net book  value of  goodwill,  offset by the  future tax  benefit  thereof  in the  amount of  $3,874.
(2)  Amounts previously  reported for the years ended December 31, 2003 and 2002 have been restated.

ITEM 7. MANAGEMENT’S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS

     The following  discussion and analysis of the Company’s  historical results of operations and liquidity and capital  resources should be read in conjunction with  "Selected  Consolidated  Financial  Data" and the  consolidated  financial statements  of the Company and notes thereto  appearing  elsewhere  herein.  The following discussion and analysis also contains forward-looking  statements that involve risks and uncertainties. Our actual results could differ materially from those  anticipated  in these  forward-looking  statements as a result of various factors. See "Forward Looking Statements" that precedes Item 1 above.

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
These  products  are sold to  customers  providing  an  array of  communications services,  including  television,  high-speed data (Internet) and telephony,  to single family dwellings,  multiple dwelling units ("MDUs"), the lodging industry and institutions such as hospitals, prisons, schools and marinas. The  Company’s principal customers  are cable  system  operators  (both  franchise  and private cable),  as  well as  contractors  that  design,  package,  install  and in most instances  operate,  upgrade  and  maintain  the systems  they build,  including institutional and lodging/hospitality operators.

     A key  component of the  Company’s  strategy is to leverage its  reputation across a broad product line, offering one-stop shop convenience to private cable and franchise  cable system  operators  and  delivering  products  having a high performance-to-cost  ratio.  The Company  continues  to expand its core  product lines (headend and distribution),  to maintain its ability to provide all of the electronic  equipment  necessary  to build small  cable  systems and much of the equipment needed in larger systems for the most efficient  operation and highest profitability  in high density  applications.  The Company has also divested its interests in certain  non-core  business as part of its strategy to focus on the efficient operation of its core businesses.

     Over the past several years,  the Company expanded beyond its core business by acquiring a private cable  television  system (BDR  Broadband,  LLC).  During
2003,  the Company  also  acquired  an interest in a company  offering a private telephone  program for  multiple  dwelling  unit  applications  (Blonder  Tongue
Telephone, LLC). However, as part of its strategy to focus on its core business, the Company sold its interests in these  businesses  during 2006. The results of operations  from BDR  Broadband,  LLC, as well as the gain due to its sale,  are reflected as discontinued operations in the consolidated statement of operations included  in this Annual  Report on Form 10-K.  These  acquisitions  and related dispositions  are  described  in more  detail  below,  along with  other  recent transactions affecting the Company in recent years.

     On  December  15,  2006,  the  Company   completed  the  divesture  of  its
wholly-owned  subsidiary,  BDR Broadband, LLC ("BDR") through the sale of all of the issued and  outstanding  membership  interests of BDR to DirecPath,  a joint venture  between Hicks  Holdings LLC and The DIRECTV  Group,  Inc. The aggregate sale price was  approximately  $3.1 million resulting in a gain of approximately
$938,000  on  the  sale,  subject  to  certain  post-closing  adjustments.  This divestiture  is  expected  to  result in  annualized  savings  of  approximately
$525,000  per year.  The  transaction  included a long-term  equipment  purchase commitment  from  DirecPath,  pursuant to which a subsidiary of DirectPath  will
purchase   $1,630,000  of  products   from  the  Company,   subject  to  certain
adjustments,  over a period of three (3) years  beginning no later than June 13,
2007. It is also  anticipated  that Blonder  Tongue will provide  DirecPath with certain systems engineering and technical services.

period of three (3) years  beginning  no later  than June 13,  2007.  It is also anticipated  that Blonder  Tongue will provide  DirecPath  with certain  systems engineering and technical services.

     BDR  commenced   operations  in  June  2002,   when  it  acquired   certain
rights-of-entry  for MDU cable  television  and  high-speed  data  systems  (the
"Systems") from Verizon Media Ventures, Inc. and GTE Southwest Incorporated.  At
the time of the divesture, BDR owned Systems for approximately 25 MDU properties in the State of Texas,  representing  approximately  3,300 MDU cable  television subscribers  and 8,400  passings.  The loss from operations of BDR was $500,000,
$544,000  and  $379,000  during  2006,  2005 and 2004,  respectively.  While the
Company  continued  to invest in and expand BDR’s  business,  in August 2006 the
Company  determined  to seek a buyer for BDR and exit the  business of operating
Systems  in  Texas  to  allow  the  Company  to  pursue  alternative   strategic
opportunities.  In October 2006, several months prior to the divestiture of BDR, the Company  acquired the 10% minority  interest that had been owned by Priority
Systems, LLC, for nominal consideration.

     During 2003,  the Company  entered into a series of agreements  pursuant to which the  Company  ultimately  acquired a 50%  economic  ownership  interest in
NetLinc  Communications,  LLC  ("NetLinc")  and Blonder  Tongue  Telephone,  LLC
("BTT") (to which the Company had licensed  its name).  The  aggregate  purchase price  consisted of (i) the cash portion of $1,166,667  plus (ii) 500,000 shares of the Company’s  common stock.  BTT had an obligation to redeem the  $1,166,667
cash  component  of  the  purchase   price  to  the  Company  via   preferential
distributions  of cash flow under  BTT’s  limited  liability  company  operating agreement.  In addition,  of the 500,000 shares of common stock issued to BTT as the  non-cash  component  of the  purchase  price (fair  valued at  $1,030,000), one-half (250,000 shares) were pledged to the Company as collateral.

     Through  its  ownership  interest  in BTT,  the  Company  was  involved  in providing a  proprietary  telephone  system  suited to MDU  development  and was entitled  to  receive  incremental  revenues  associated  with  direct  sales of telephony  products,  however,  revenues  derived  from sales of such  telephony products and services  were not  material.  NetLinc  owns  patents,  proprietary technology and know-how for certain  telephony  products that allow  Competitive
Local  Exchange  Carriers  (“CLECs”) to  competitively  provide voice service to
MDUs. While NetLinc’s  intellectual property could be further developed and used in the future to  manufacture  and sell telephony  products,  the Company has no present intention to do so.

     On June 30, 2006, the Company  entered into a Share Exchange and Settlement
Agreement  ("Share Exchange  Agreement") with BTT and certain related parties of
BTT,  pursuant to which the Company  transferred to BTT its 49 membership shares of BTT,  representing the Company’s 50% ownership  interest in BTT. In exchange,
BTT transferred  back to the Company the 500,000 shares of the Company’s  common stock that were  previously  contributed  by the  Company to the capital of BTT.
Pursuant  to  the  Share  Exchange   Agreement,   the  Company   granted  BTT  a
non-transferable  equipment  purchase credit in the aggregate amount of $400,000
(subject to certain  off-sets),  which was  exercised in full by  September  30,
2006.  The  Company’s  equity  in loss of BTT  was  approximately  approximately
$107,000 and  $437,000  for the fiscal  years ended  December 31, 2006 and 2005, respectively. The Company estimates that the divestiture of these two businesses
(BTT and BDR  Broadband)  should  result  in an  annualized  improvement  to the
Company’s  net income in 2007.  The Company  continues  to hold its  interest in
NetLinc.

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

     On December 14, 2006, the Company’s wholly-owned subsidiary, Blonder Tongue
Investment Company, completed the sale of selected patents, patent applications, provisional patent  applications and related foreign patents and applications to
Moonbeam L.L.C. for net proceeds of $2,000,000. In connection with the sale, the
Company has retained a non-exclusive,  royalty free, worldwide right and license to use these patents to continue to develop,  manufacture, use, sell, distribute and otherwise exploit all of the Company’s  products  currently  protected under the  patents.  These  products  include  some of the  interdiction  lines in the
Addressable  Subscriber  category of  equipment,  some of which were part of the interdiction business acquired from  Scientific-Atlanta,  Inc. ("Scientific") in
1998.

     One of the Company’s recent  initiatives is to manufacture  products in the
People’s   Republic  of  China   (“PRC”)  in  order  to  reduce  the   Company’s
manufacturing costs and allow a more aggressive marketing program in the private cable  market.  Towards  this end, on  November  11,  2005,  the Company and its wholly-owned  subsidiary,  Blonder  Tongue Far East,  LLC,  a  Delaware  limited liability company,  entered into a joint venture agreement (“JV Agreement”) with
Master Gain International  Industrial Limited, a Hong Kong corporation  (“Master
Gain”),  intending to  manufacture  products in the PRC.  This joint venture was formed to  compete  with Far East  manufactured  products  and to expand  market coverage outside North America.  On June 9, 2006, the Company  terminated the JV
Agreement due to the joint venture’s failure to meet certain quarterly financial milestones  as set  forth  in the JV  Agreement.  The  inability  to  meet  such financial  milestones was caused by the failure of Master Gain to contribute the
$5,850,000  of capital to the joint  venture as required by the JV Agreement and the  joint  venture’s  failure  to obtain  certain  governmental  approvals  and licenses necessary for the operation of the joint venture.

     Although  the  termination  of the JV Agreement  has delayed the  Company’s efforts  to move  production  of its  products  to the  Far  East,  the  Company continues to believe  that  shifting  production  to the Far East is in the best interests of the Company.  The Company has shifted its manufacturing  initiative in the PRC to now entail a combination of contract manufacturing  agreements and purchasing  agreements with key PRC  manufacturers  that can most fully meet the
Company’s needs.  The Company has entered into a manufacturing  agreement with a core contract  manufacturer  in the PRC that would govern its  production of the
Company’s high volume and complex  products upon the receipt of purchase  orders from the Company.  It is  anticipated  this  transition  will relate to products representing  a significant  portion of the Company’s net sales and will be done in phases over the next several years,  with the first products  estimated to be transitioning within the next 6 to 9 months.

     In  addition,  on February  27, 2006 (the  “Effective  Date”),  the Company
entered into a series of agreements  related to its MegaPort™ line of high-speed data communications  products. As a result of these agreements,  the Company has expanded its  distribution  territory,  favorably  amended  certain  pricing and volume  provisions  and  extended  by 10  years  the  term  of the  distribution agreement for its  MegaPort™  product line.  These  agreements  also require the
Company to guaranty  payment  due by  Shenzhen  Junao  Technology  Company  Ltd.
(“Shenzhen”)  to Octalica,  Ltd.  (“Octalica”),  in connection  with  Shenzhen’s purchase of T.M.T.-Third  Millennium  Technology  Limited (“TMT”) from Octalica.
Shenzhen is an affiliate of Master Gain. In exchange for this guaranty, MegaPort
Technology, LLC (“MegaPort”), a wholly-owned subsidiary of the Company, obtained an assignable  option (the “Option”) to acquire  substantially all of the assets and assume  certain  liabilities of TMT on  substantially  the same terms as the acquisition  of TMT by Shenzhen from  Octalica.  The purchase price for TMT and, therefore,  the amount and payment terms guaranteed by the Company is the sum of
$383,150 plus an earn-out. The earn-out will not exceed 4.5% of the net revenues derived  from  the  sale of  certain  products  during  a  period  of 36  months commencing  after the sale of  certain  specified  quantities  of TMT  inventory following the Effective  Date. The cash portion of the purchase price is payable
(i) $22,100 on the 120th day following the Effective  Date,  (ii) $22,100 on the last day of the  twenty-fourth  month  following the Effective  Date,  and (iii)
$338,950  commencing  upon  the  later  of (A)  the  second  anniversary  of the
Effective  Date and (B) the date after which  certain  volume sales  targets for each of the MegaPort™ products have been met, and then only as and to the extent that  revenues  are  derived  from sales of such  products.  In  February  2007,
MegaPort  sent notice to TMT and Shenzhen of its election to exercise the Option to acquire  substantially  all of the assets of TMT.  Upon  consummation  of the acquisition,  MegaPort,  or its assignee,  will pay Shenzhen, in the same manner and at the same times,  cash payments  equal to the purchase  price payments due from Shenzhen to Octalica and will assume certain liabilities of TMT.

Results of Operations

     The following table sets forth, for the fiscal periods  indicated,  certain consolidated  statement  of  earnings  data  from  continuing  operations  as  a percentage of net sales.  On December 15, 2006,  the Company sold BDR Broadband,
LLC. The amounts previously  reported below in the results of operations for the years  ended  December  31,  2005 and 2004  have been  changed  to  reflect  BDR
Broadband, LLC as a discontinued operation.

                                                Year Ended December 31,
                                      ------------------------------------------
                                          2006            2005          2004
                                      --------------  ------------  ------------
                                      --------------  ------------  ------------

                                      --------------  ------------  ------------
                                      --------------  ------------  ------------
                                         100.0%          100.0%       100.0%
Net sales..........................
Costs of goods sold................       65.4            78.9         69.1
Gross profit.......................       34.6            21.1         30.9
Selling expenses...................       13.2            12.9         11.0
General and administrative expenses       15.8            14.4         12.5
Research and development expenses..        4.6             4.5          4.1
Earnings (loss) from operations....        1.0           (10.7)         3.3
Other expense, net.................        1.2             3.6          3.1
Earnings (loss) from continuing
operations before income taxes
and before  cumulative effect of
change in accounting principle............ (0.2)         (14.3)         0.2

Provision (benefit) for income taxes          -              -          7.5

2006 Compared with 2005

     Net sales.  Net sales  increased  $1,045,000 or 3.0% to $35,775,000 in 2006 from $34,730,000 in 2005. The increase is primarily attributed to an increase in sales of digital  headend  products  and fiber  products  offset by decreases in sales of interdiction  and analog headend  products.  Digital headend sales were
$5,715,000  and   $4,725,000,   fiber  sales  were  $1,731,000  and  $1,027,000,
interdiction  sales were $1,835,000 and $2,054,000 and analog headend sales were
$17,506,000 and $17,901,000 in 2006 and 2005, respectively.

     Cost of Goods Sold.  Costs of goods sold decreased to $23,409,000  for 2006 from  $27,399,000  in 2005 and  decreased as a percentage of sales to 65.4% from
78.9%.  The decrease is  primarily  attributed  to an increase in the  inventory reserve of $114,000 in 2006 as compared to an increase in the inventory  reserve of  $4,373,000  in 2005.  The  change  in the  inventory  reserve  is  primarily attributed to fully reserving items for which there was no usage in 2005.

     Selling  Expenses.  Selling expenses  increased to $4,738,000 for 2006 from
$4,481,000 in 2005 and increased as a percentage of sales to 13.2% for 2006 from
12.9% for 2005. This $257,000 increase is primarily  attributable to an increase in travel and  entertainment  of $101,000 and an increase in freight  expense of
$102,000 due to increased shipping and handling costs.

     General and Administrative  Expenses.  General and administrative  expenses increased to  $5,658,000  in 2006 from  $5,022,000  for 2005 and  increased as a percentage of sales to 15.8% for 2006 from 14.4% in 2005. This $636,000 increase is primarily attributable to an increase in salaries and fringes of $422,000 due to  increased  head count and an increase in  executive  bonuses,  as well as an increase in professional fees of $215,000.

     Research  and  Development  Expense.   Research  and  development  expenses
increased  to  $1,634,000  in 2006 from  $1,552,000  in 2005 and  increased as a percentage of sales to 4.6% in 2006 from 4.5% in 2005. This $82,000  increase is primarily attributable to an increase in consulting fees of $76,000.

     Operating  Income (Loss).  Operating income of $336,000 for 2006 represents an  increase  of  $4,060,000  from an  operating  loss of  $3,724,000  in  2005.
Operating  income (loss) as a percentage of sales increased to 1.0% in 2006 from
(10.7%) in 2005.

     Interest  expense.  Interest  expense  decreased  to  $711,000 in 2006 from
$796,000 in 2005. The decrease is the result of lower average borrowings.

     Income Taxes.  The provision for income taxes remained at zero for 2006 and
2005.  The  provision  is zero as a result of an  increase in the  deferred  tax assets due to net operating  loss carry  forwards being offset by an increase in
the  valuation   allowance  of  $502,000  and   $1,959,000  in  2006  and  2005,
respectively,  since  the  realization  of  the  deferred  tax  benefit  is  not considered  more likely than not.  The Company  believes  its current  projected taxable  income over the next five years as well as certain tax  strategies  are adequate to the realization of the remaining deferred tax benefit.

2005 Compared with 2004

     Net sales.  Net sales  decreased  $3,053,000 or 8.1% to $34,730,000 in 2005 from $37,783,000 in 2004. The decrease is primarily  attributed to a decrease in sales of high-speed  data products of $1,095,000 in 2005 and the collection of a
$1,929,000 note receivable in 2004 which was being recorded in revenue on a cash basis.

     Cost of Goods Sold.  Cost of goods sold increased to  $27,399,000  for 2005 from  $26,104,000  in 2004 and  increased as a percentage of sales to 78.9% from
69.1%.  The increase is  primarily  attributed  to an increase in the  inventory reserve of  $4,373,000  in 2005 as  compared  to an  increase  in the  inventory reserve of $872,000 in 2004. The increase in the inventory  reserve is primarily attributed to fully reserving items for which there was no usage in 2005.

     Selling  Expenses.  Selling expenses  increased to $4,481,000 for 2005 from
$4,169,000 in 2004 and increased as a percentage of sales to 12.9% for 2005 from
11.0% for 2004. This $312,000 increase is primarily  attributable to an increase in salaries and fringe benefits of $330,000 due to an increase in head count.

     General and Administrative  Expenses.  General and administrative  expenses increased to  $5,022,000  in 2005 from  $4,719,000  for 2004 and  increased as a percentage of sales to 14.4% for 2005 from 12.5% in 2004. This $303,000 increase is primarily attributable to an increase in bad debt expense of $253,000 as well as an increase in professional fees of $180,000.

     Research  and  Development  Expense.   Research  and  development  expenses
increased  to  $1,552,000  in 2005 from  $1,549,000  in 2004 and  increased as a percentage of sales to 4.5% in 2005 from 4.1% in 2004.  This $3,000  increase is primarily attributable to an increase in salaries and fringe benefits of $53,000 offset by a decrease in product  licensing fees and  depreciation of $33,000 and
$17,000, respectively.

     Operating Income (Loss). Operating loss of $3,724,000 for 2005 represents a decrease of $4,966,000  from operating  income of $1,242,000 in 2004.  Operating income (loss) as a percentage of sales decreased to (10.7%) in 2005 from 3.3% in
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

Inflation and Seasonality

     Inflation and seasonality  have not had a material impact on the results of operations  of the Company.  Fourth  quarter  sales in 2006 as compared to other quarters were slightly  impacted by fewer  production  days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

     As of  December  31,  2006 and 2005,  the  Company’s  working  capital  was
$9,511,000  and  $7,108,000,  respectively.  The increase in working  capital is attributable  primarily  to a  decrease  in  the  current  portion  of  debt  of
$1,780,000, and a decrease in accounts payable of $834,000.

     The Company’s net cash provided by operating  activities for the year ended
December  31,  2006  was  $72,000  primarily  due  to an  increase  in  accounts receivable of $316,000 and an increase in accounts payable, accrued expenses and accrued  compensation  of $719,000,  compared to net cash  provided by operating activities for the year ended December 31, 2005 of $2,646,000.

     Cash  provided  by  investing   activities   was   $3,745,000,   which  was
attributable  primarily  to  proceeds  from  the sale of BDR of  $2,234,000  and proceeds from the sale of patents of $2,000,000  offset by capital  expenditures of $398,000.

     Cash used in  financing  activities  was  $4,520,000  for the period  ended
December  31,  2006,  comprised  of  repayment  of  debt  of  $40,635,000,   and
acquisition of treasury  stock of $970,000,  offset by $37,085,000 in additional borrowings of debt.

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

     On December 15, 2006, the Company and BDR, as Borrowers, and Blonder Tongue
Investment  Company,  a  wholly-owned  subsidiary of the Company,  as Guarantor, executed a Second Amendment to Credit and Security  Agreement (the "Amendment").
The  Amendment  removes  BDR as a  "Borrower"  under  the  Credit  and  Security
Agreement  dated as of December 29, 2005,  as amended (the "Credit  Agreement"), and includes  other  modifications  and  amendments to the Credit  Agreement and related ancillary  agreements  necessitated by the removal of BDR as a Borrower.
These other  modifications  and amendments  include a reduction of approximately
$1,400,000  to the maximum  amount of Revolving  Advances that NCBC will make to the Company due to the release from  collateral  of the rights of entry owned by
BDR.

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

     At December  31,  2006,  there was  $2,199,000  outstanding  under the NCBC
Revolving Loan. The Company has the ability to borrow  $7,801,000 under its line of credit,  however only $1,405,000 was available at December 31, 2006, based on the Company’s current collateral.

     The average amount  outstanding on the Company’s line of credit during 2006 was $3,522,000 at a weighted  average  interest rate of 8.9%. The maximum amount outstanding on the lines of credit during 2006 was $4,558,000.

     The Company  anticipates that the cash generated from operations,  existing cash balances and amounts available under its credit facility with NCBC, will be sufficient to satisfy its foreseeable working capital needs.

     Contractual Obligations and Commitments

     At December 31, 2006, the Company’s contractual obligations and commitments to make future payments are as follows:

                                           Payment Due by Period

                                       Less than                              More than
                            Total      1 year       1-3 years   3-5 years     5 years
                         -----------  -----------   -----------  ---------   ---------

Long-Term Debt
Obligations              $4,028,000   $2,469,000    $1,559,000   $      -     $    -

Capital Lease
Obligations                  75,000       44,000        31,000          -          -

Operating Leases            223,000      101,000        92,000     28,000      2,000

Purchase
Commitments (1)           2,448,000    2,448,000             -                     -

Consulting Agreement        169,000      169,000             -         -           -

Estimated Pension
Obligations               1,347,000       79,000       247,000    271,000    750,000

Interest on Long-Term
Debt and Capital
Lease Obligations           604,000      343,000       261,000         -           -
                         -----------  -----------   -----------  ----------    -------

Total Contractual
Obligations              $8,894,000   $5,653,000    $2,190,000   $299,000   $752,000
                         ===========  ===========   =========== ==========   ========
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

Inventory and Obsolescence

     The  Company  periodically  analyzes  anticipated  product  sales  based on historical  results,  current  backlog  and  marketing  plans.  Based  on  these analyses,  the Company anticipates that certain products will not be sold during the next twelve months.  Inventories  that are not anticipated to be sold in the next twelve months, have been classified as non-current. This procedure has been applied  to the  December  31,  2006  and  2005  inventories  and,  accordingly,
$5,052,000 and  $4,866,000,  respectively,  have been  classified to non-current assets.

     Over 60% of the non-current inventories are comprised of raw materials. The
Company has  established a program to use  interchangeable  parts in its various product  offerings and to modify  certain of its finished  goods to better match customer demands. In addition,  the Company has instituted  additional marketing programs to dispose of the slower moving inventories.

     The Company  continually  analyzes  its  slow-moving,  excess and  obsolete inventories. Based on historical and projected sales volumes for finished goods, historical and projected usage of raw materials, and anticipated selling prices, the  Company  establishes  reserves.  If the  Company  does not  meet its  sales expectations  these reserves are  increased.  Products that are determined to be obsolete are written down to net  realizable  value.  During 2006 and 2005,  the
Company  recorded  an  increase  to its  reserve  of  $114,000  and  $4,372,000, respectively.  The increase in the inventory  reserve  during 2006 was primarily the result of an increase in certain obsolete raw materials. The increase in the inventory  reserve during 2005 was primarily the result of reserving 100% of all items for which there was no usage over the previous  twelve  months and 100% of the value of closeout  products.  The Company believes reserves are adequate and inventories are reflected at net realizable value.

Accounts Receivable and Allowance for Doubtful Accounts

     Management  periodically  performs  a detailed  review of amounts  due from customers  to determine if accounts  receivable  balances are impaired  based on factors affecting the collectibility of those balances.  Management’s  estimates
of  the  allowance  for  doubtful  accounts  requires   management  to  exercise
significant  judgment  about the timing,  frequency  and severity of  collection losses,  which affects the  allowances  and net  earnings.  As these factors are difficult to predict and are subject to future events that may alter  management assumptions, these allowances may need to be adjusted in the future.

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

New Accounting Pronouncements

     In February  2007, the FASB issued SFAS No. 159, “The Fair Value Option for
Financial  Assets and Financial  Liabilities”  (“SFAS  159”).  SFAS 159 provides companies with an option to report selected  financial assets and liabilities at a fair  value.  The  objective  of SFAS  159 is to  reduce  both  complexity  in accounting for financial  instruments  and the volatility in earnings  caused by measuring related assets and liabilities differently.

Generally accepted  accounting  principles have required  different  measurement attributes  for  different  assets and  liabilities  that can create  artificial volatility  in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced  volatility by enabling companies to report related assets and  liabilities at fair value,  which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS
159 also  establishes  presentation  and  disclosure  requirements  designed  to facilitate  comparisons  between  companies  that choose  different  measurement attributes  for similar  types of assets and  liabilities.  Management is in the process of evaluating this pronouncement.

     In September 2006, the SEC staff issued Staff Accounting  Bulleting (“SAB”)
No. 108,  Considering the Effects of Prior Year  Misstatements  when Quantifying
Misstatements  in Current Year  Financial  Statements  ("SAB 108”).  SAB 108 was
issued in order to reduce the  diversity  in  practice  in how public  companies quantify  misstatements of financial  statements,  including  misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal year 2007. The adoption of this  pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for
Defined Benefit Pension and Other Postretirement Plans.” Among other items, SFAS
No. 158  requires  recognition  of the  overfunded or  underfunded  status of an entity’s  defined  benefit  postretirement  plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and  obligations  as of the end of the  employer’s  fiscal year, and requires  recognition  of the funded  status of defined  benefit  postretirement plans in other comprehensive  income. SFAS No. 158 is effective for fiscal years ending  after  December 15,  2006.  The Company  adopted  SFAS 158 in the fourth quarter of 2006 on a  prospective  basis and does not believe  that the adoption will  have a  material  impact  on its  consolidated  results  of  operation  or financial position.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued
SFAS No. 157,  “Accounting for Fair Value  Measurements.”  SFAS No. 157 defines fair value,  and  establishes a framework for measuring  fair value in generally
accepted   accounting   principles  and  expands  disclosure  about  fair  value
measurements.  SFAS  No.  157  is  effective  for  the  Company  for  financial statements issued subsequent to November 15, 2007.  The Company does not believe adoption  of SFAS No.  157  will  have a  material  impact  on its  consolidated financial position, results of operations or cash flows.

     In May 2005,  the FASB issued SFAS No. 154,  "Accounting  Changes and Error
Corrections,  a replacement of APB Opinion No. 20,  Accounting  Changes and FASB
Statement No. 3" which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections.  SFAS No. 154 requires  retrospective  application  to prior period financial  statements  of a  voluntary  change in  accounting  principle  unless impracticable to determine the  period-specific  effects or cumulative effect of the change,  and restatement with respect to the reporting of error corrections.
SFAS No. 154 applies to all voluntary changes in accounting  principles,  and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in  accounting  principle.  SFAS No. 154 is  effective  for accounting  changes and  corrections  of errors made in fiscal  years  beginning after  December  15,  2005.  Adoption of SFAS No. 154 has not had a  significant impact on the Company’s financial statements or results of operations.

     In March  2005,  the FASB  issued  FASB  Interpretation  ("FIN")  No.  47,
"Accounting for Conditional Asset Retirement  Obligations - An Interpretation of
FASB  Statement  No. 143" ("FIN 47"),  which will result in (a) more  consistent recognition of liabilities  relating to asset retirement  obligations,  (b) more
information   about  expected   future  cash  outflows   associated  with  those
obligations,  and (c) more  information  about  investment in long-lived  assets because  additional  asset  retirement  costs will be  recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement  obligation as used in SFAS No. 143, "Accounting for Asset Retirement
Obligations,"  refers  to a legal  obligation  to  perform  an asset  retirement activity in which the timing and/or method of settlement  are  conditional  on a future  event  that may or may not be within  the  control  of the  entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty  exists about the timing  and/or method of  settlement.  Uncertainty about the timing and/or method of settlement of a conditional  asset  retirement obligation  should  be  factored  into the  measurement  of the  liability  when sufficient  information  exists. FIN 47 also clarifies when an entity would have sufficient  information  to  reasonably  estimate  the  fair  value  of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after  December 15,  2005.  The Company  adopted FIN 47 at the end of its
2005  fiscal  year and the  adoption  has not had a  significant  impact  on its consolidated results of operations or financial position.

     In December  2004,  the FASB issued its final  standard on  accounting  for
share-based   payments   ("SBP"),   FASB  Statement  No.  123R  (revised  2004),
Share-Based  Payment.  The statement  requires companies to expense the value of employee stock options and similar awards.  Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’  grant date,  based on the estimated number of awards that are expected to vest.  Compensation cost for awards  that vest would not be  reversed  if the  awards  expire  without  being exercised.  The  effective  date for  public  companies  was the  annual  period beginning  after  December  15,  2005,  and it  applied to all  outstanding  and unvested SBP awards at a company’s adoption. Implementation of FAS 123R resulted in additional stock-based compensation expense.

     In November,  2004,  the FASB issued SFAS No. 151,  "Inventory  Costs",  an amendment  of  Accounting  Research  Bulletin  No. 43  Chapter  4. SFAS No.  151
clarifies the accounting for abnormal amounts of idle facility expense, freight, handling  costs and wasted  material.  SFAS No. 151 is effective  for  inventory costs incurred  during fiscal years  beginning after June 15, 2005. The adoption of SFAS No.  151 has not had a  material  effect on the  Company’s  consolidated financial position, results of operations or cash flows.

     In December,  2004, the FASB issued FASB Staff Position No. 109-1 ("FSP FAS
No.  109-1"),  "Application  of FASB Statement No. 109,  ’Accounting  for Income
Taxes,’ to the Tax Deduction on Qualified Production  Activities Provided by the
American  Jobs  Creation  Act of 2004." The American  Jobs  Creation Act of 2004
introduces  a special  tax  deduction  of up to 9% when fully  phased in, of the lesser of "qualified  production  activities  income" or taxable income. FSP FAS
109-1 clarifies that this tax deduction should be accounted for as a special tax deduction  in  accordance  with SFAS No. 109.  FSP FAS No.  109-1 did not have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  market  risk  inherent  in the  Company’s  financial  instruments  and positions represents the potential loss arising from adverse changes in interest rates.  At December  31,  2006 and 2005 the  principal  amount of the  Company’s aggregate  outstanding variable rate indebtedness was $3,966,000 and $7,322,000, respectively.  A  hypothetical  100 basis point adverse change in interest rates would have had an annualized  unfavorable  impact of  approximately  $40,000 and
$73,000, respectively, on the Company’s earnings and cash flows based upon these year-end  debt levels.  With regard to the Company’s  $3,500,000  Term Loan with
NCBC,  the  Company  entered  into an  interest  rate swap  with the Bank  which exchanges the variable  interest rate of the Term Loan for a fixed interest rate of 5.13% per annum.  This interest rate swap, which became effective January 10,
2006 and runs  through  the  maturity  of the 3 year Term Loan,  will reduce the unfavorable impact of any increase in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from the  consolidated  financial  statements and notes thereto of the Company, which are attached hereto beginning on page 40.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
     FINANCIAL DISCLOSURE

                  Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     The  Company  maintains  a system of  disclosure  controls  and  procedures designed  to  provide  reasonable  assurance  that  information  required  to be disclosed in the Company’s reports filed or submitted pursuant to the Securities
Exchange Act of 1934, as amended (the "Exchange  Act"), is recorded,  processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange  Commission.  Disclosure  controls and procedures include,  without  limitation,  controls and procedures  designed to ensure that such  information is accumulated and  communicated to the Company’s  management,

including  its  Chief  Executive  Officer  and  Chief  Financial   Officer,   as
appropriate,  to allow  timely  decisions  regarding  required  disclosure.  The
Company  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation  of management,  including the Chief  Executive  Officer and Chief
Financial  Officer,  of the design and  operation  of the  Company’s  disclosure controls  and  procedures  as of the end of the period  covered by this  report.
Based on this  evaluation,  the  Company’s  Chief  Executive  Officer  and Chief
Financial  Officer  concluded  that  the  Company’s   disclosure   controls  and
procedures were effective at December 31, 2006.

     During the quarter ended  December 31, 2006,  there have been no changes in the Company’s  internal  control over  financial  reporting,  to the extent that elements of internal  control  over  financial  reporting  are  subsumed  within disclosure  controls  and  procedures,  that have  materially  affected,  or are reasonably  likely to materially  affect,  the Company’s  internal  control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information about the Company’s directors and executive  officers,  its
Audit Committee,  the Audit Committee’s "audit committee  financial expert," and the procedures by which nominees are  recommended to the Board,  is incorporated by reference  from the  discussion  under the heading  "Directors  and Executive
Officers"  in the  Company’s  proxy  statement  for its 2007  Annual  Meeting of
Stockholders.  Information about compliance with Section 16(a) of the Securities
Exchange Act of 1934 is incorporated by reference from the discussion  under the heading  "Section  16(a)  Beneficial  Ownership  Reporting  Compliance"  in  the
Company’s proxy statement for its 2007 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

     Information   about  director  and  executive   officer   compensation   is
incorporated  by reference  from the discussion  under the headings  "Directors’
Compensation" and "Executive  Compensation" in the Company’s proxy statement for its 2007 Annual Meeting of Stockholders.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
     RELATED STOCKHOLDER MATTERS

     Information  about  security  ownership  of certain  beneficial  owners and management is  incorporated  by reference from the discussion  under the heading
"Security  Ownership  of  Certain  Beneficial  Owners  and  Management"  in  the
Company’s proxy statement for its 2007 Annual Meeting of  Stockholders.  Summary
information  concerning the Company’s equity  compensation plans is incorporated by reference from the discussion related to Proposal 2 under the heading "Equity
Compensation Plans" in the Company’s proxy statement for its 2007 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information  about  certain  relationships  and  transactions  with related parties is  incorporated  by  reference  from the  discussion  under the heading
"Certain   Relationships  and  Related  Transactions"  in  the  Company’s  proxy statement for its 2007 Annual  Meeting of  Stockholders.  Information  about the independence of each director or nominee for director of the Company during 2006 is  incorporated by reference from the discussion  under the heading  "Directors and  Executive  Officers" in the Company’s  proxy  statement for its 2007 Annual
Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information  about procedures  related to the engagement of the independent registered  public  accountants  and fees and services  paid to the  independent registered  public  accountants is incorporated by reference from the discussion under the headings "Audit and Other Fees Paid to Independent  Registered  Public
Accountants"  and  "Pre-Approval  Policy for Services by Independent  Registered
Public Accountants" in the Company’s proxy statement for its 2007 Annual Meeting of Stockholders.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements and Supplementary Data.

      Reports of Independent Registered
      Public Accounting Firms.........................................  40
      Consolidated Balance Sheets as of
      December 31, 2006 and 2005......................................  42
      Consolidated Statements of Operations for the
      Years Ended December 31, 2006, 2005 and 2004....................  43
      Consolidated  Statements of  Stockholders’
      Equity for the Years Ended December 31, 2006, 2005 and 2004.....  44
      Consolidated Statements of Cash Flows for the
      Years Ended December 31, 2006, 2005 and 2004....................  45
      Notes to Consolidated Financial Statements......................  46

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

(b)     Index to Exhibits:

Exhibit #    Description                                             Location
   3.1       Restated  Certificate of
             Incorporation  of Blonder            Incorporated  by  reference  from
             Tongue Laboratories, Inc.            Exhibit 3.1 to Registrant’s  S-1
                                                  Registration  Statement No.33-98070,
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
                                                  as amended.

   10.1      Consulting Agreement, dated          Incorporated by reference from
             January 1,  1995, between  Blonder   Exhibit 10.3 to Registrant’s S-1
             Tongue  Laboratories,   Inc.  and    Registration Statement No. 33-98070,
             James H. Williams.                   filed October 12, 1995, as
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
                                                  Statement  for its  1998 Annual
                                                  Meeting of  Stockholders, filed
                                                  March 27, 1998.

   10.9      First  Amendment to the Amended and  Incorporated by reference from
             Restated  1996 Director Option Plan. Exhibit 4.2 to S-8 Registration
                                                  Statement No. 333-111367, originally
                                                  filed on December 19, 2003.

  10.10      Form of  Indemnification  Agreement  Incorporated  by reference from
             entered into by Blonder Tongue       Exhibit 10.10 to Registrant’s  S-1
             Laboratories,  Inc. in favor of      Registration  Statement No. 33-98070,
             each of its Directors and Officers.  filed  October 12,  1995,  as amended.

  10.11      VideoCipher(R)IICM Commercial        Incorporated by reference from
             Descrambler Module Master Purchase   Exhibit 10.11 to Registrant’s
             and License Agreement, dated August  S-1 Registration Statement
             23, 1990, between Blonder            No. 33-98070, filed October 12,
             Tongue Laboratories, Inc. and        1995, as amended.
             Cable/Home Communication Corp.

  +10.12     Patent License Agreement, dated      Incorporated by reference from
             August 21, 1995, between             Exhibit 10.12 to Registrant’s
             Blonder Tongue Laboratories,         S-1  Registration  Statement
             Inc. and Philips Electronics         No.  33-98070,  filed
             North America Corporation.           October 12,  1995,  as amended.

  +10.13     Interdiction Technology License      Incorporated by reference from
             Agreement, dated August              Exhibit 10.13 to Registrant’s
             21, 1995, between Blonder  Tongue    S-1  Registration  Statement
             Laboratories,  Inc. and Philips      No.  33-98070,  filed
             Broadband Networks, Inc.             October 12, 1995, as amended.

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

  10.15      Executive Officer Bonus Plan.        Incorporated by reference from
                                                  Exhibit 10.3 to  Registrant’s
                                                  Quarterly Report on Form 10-Q for
                                                  the period ended March 31, 1997,
                                                  filed May 13, 1997.

  10.16      Second Amendment to Consulting and   Incorporated  by reference  from
             Non-Competition Agreement            Exhibit 10.1 to  Registrant’s
             between Registrant and James H.      Quarterly  Report  on  Form 10-Q
             Williams, dated as of June           for the  period  ended  June  30,  2000,
             30, 2000.                            filed August 14, 2000.

  10.17      Blonder Tongue Laboratories, Inc.    Incorporated  by reference from
             2005 Employee Equity                 Appendix A to the Company’s
             Incentive Plan                       Definitive Proxy Statement for
                                                  its 2005 Annual Meeting of
                                                  Stockholders held on May 24, 2005.

  10.18      Blonder Tongue Laboratories,         Incorporated  by reference from
             Inc. 2005 Director                   Appendix B to the Company’s
             Equity Incentive Plan                Definitive Proxy Statement for
                                                  its 2005 Annual Meeting of
                                                  Stockholders held on May 24, 2005.

  10.19      Credit and Security Agreement        Incorporated  by reference  from
             dated December 29, 2005 between      Exhibit 99.1 to  Registrant’s
             Blonder Tongue Laboratories, Inc.,   Current  Report on Form 8-K
             BDR Broadband, LLC, Blonder          dated  December  29, 2005,
             Tongue Investment Company, National  filed  January 5, 2006.
             City Business Credit, Inc., and
             National City Bank.

  10.20      Interest Rate Swap Agreement         Incorporated by reference from
             dated December 21, 2005 between      Exhibit 99.2
             Blonder Tongue Laboratories, Inc.    to Registrant’s Current Report on
             and National City Bank.              Form 8-K dated  December
                                                  29, 2005, filed January 5, 2006.

  10.21      Form of Option Agreement under the   Incorporated  by reference from
             1995 Long Term Incentive Plan.       Exhibit 10.33 to Registrant’s
                                                  Annual Report on Form 10-K
                                                  for the period ending December 31,
                                                   2004, filed April 15, 2005.

  10.22      Form of Option Agreement under       Incorporated  by reference from
             the 1996 Director Option Plan.       Exhibit 10.34 to  Registrant’s
                                                  Annual Report on Form 10-K
                                                  for the period ending December
                                                  31, 2004, filed April 15, 2005.

  10.23      Form of Option  Agreement  under     Incorporated by reference from
             the 2005 Employee Equity Incentive   Exhibit 10.3 to  Registrant’s
             Plan.                                Quarterly Report on Form 10-Q for
                                                  the period ending June 30, 2005,
                                                  filed August 15, 2005.

  10.24      First Amendmentto Credit and         Incorporated by reference from
             Security Agreement dated  March      Exhibit 10.1 of  Registrant’s
             29, 2006 among Blonder Tongue        Quarterly Report in Form 10-Q
             Laboratories, Inc., BDR              for the period ending March 31,
             Broadband, LLC, Blonder Tongue       2006, filed May 12, 2006.
             Investment  Company,  National
             City Business Credit, Inc. and
             National City Bank.

  10.25      Share Exchange and Settlement        Incorporated by reference from
             Agreement dated June 30, 2006        Exhibit 99.1 to  Registrant’s
             among Blonder Tongue Laboratories,   Current  Report in Form 8-K
             Inc.,  Blonder Tongue Telephone,     dated June 30, 2006, filed
             LLC, Resource Investment             June 7, 2006.
             Group, LLC, Broadstar South,
             LLC, H.Tyler Bell and Douglas
             Bell.

  10.26      Patent Purchase Agreement dated      Incorporated by reference from
             September 12, 2006 between           Exhibit 99.1 and to Registrant’s
             Blonder  Tongue  Investment Company  Current  Report in Form 8-K
             Moonbean L.L.C.                      dated  September  12, 2006,
                                                  filed September 18, 2006.

  10.27      Stock Purchase Agreement dated       Incorporated by reference from
             November 14, 2006 between            Exhibit 99.1 to  Registrant’s
             Blonder  Tongue  Laboratories,       Current  Report in Form 8-K
             Inc. and Ferris, Baker, Watts        dated  November 14, 2006, filed
              Incorporated.                       November 20, 2006.

  10.28      Second Amendment to Credit and       Incorporated by reference from
             Security  Agreement dated            Exhibit 10.2 to  Registrant’s
             December 14, 2006 among  Blonder     Current Report on Form 8-K
             Tongue Laboratories,  Inc.,          dated  December 15, 2006,
             BDR Broadband, LLC, Blonder          filed December 21, 2006.
             Tongue Investment  Company,
             National City Business
             Credit, Inc. and National City Bank.

  10.29      Membership Interest Purchase         Incorporated by reference from
             Agreement dated December 15,         Exhibit 10.1 to the Registrant’s
             2006 among Blonder  Tongue           Current Report on Form 8-K dated
             Laboratories, Inc., BDR              December 15, 2006, filed December
             Broadband, LLC and DirecPath         21, 2006.
             Holdings, LLC.

    21       Subsidiaries of Blonder Tongue       Filed herewith.
             Laboratories, Inc.

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

   32.1      Certification  pursuant to Section   Filed herewith.
             906  of  the Sarbanes-Oxley
             Act of 2002.

   99.1      Audited Financial Statements         Filed herewith.
             of Blonder Tongue Telephone,
             LLC

          +  Certain  portions  of  exhibit  have  been  afforded   confidential
          treatment by the Securities and Exchange Commission.

          Exhibits  10.1 - 10.9,  10.15 -  10.18,  and  10.21 - 10.23  represent management contracts or compensation plans or arrangements.

     (c)  Financial Statement Schedules:

     Report of Marcum & Kliegman LLP on financial statement schedule is included on page 70 of this Annual Report on Form 10-K.

     Report of BDO Seidman,  LLP on financial  statement schedule is included on page 71 of this Annual Report on Form 10-K.

     The following financial statement schedule is included on page 72 of this
Annual Report on Form 10-K:

     Schedule II. Valuation and Qualifying Accounts and Reserves.

     All  other  schedules  for  which  provision  is  made  in  the  applicable accounting  regulations  of the  Securities  and  Exchange  Commission  are  not
required under the applicable  instructions  or are  inapplicable  and therefore have been omitted.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
Reports of Independent Registered Public
Accounting Firms.....................................................     40
Consolidated Balance Sheets as of December 31, 2006 and 2005.........     42
Consolidated Statements of Operations for the Years Ended
December 31, 2006, 2005 and 2004.....................................     43
Consolidated Statements of Stockholders’ Equity for the
Years Ended December 31, 2006, 2005 and 2004.........................     44
Consolidated Statements of Cash Flows for the Years
Ended December 31, 2006, 2005 and 2004...............................     45
Notes to Consolidated Financial Statements...........................     46

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
Blonder Tongue Laboratories, Inc.
Old Bridge, New Jersey

We have audited the accompanying  consolidated  balance sheets of Blonder Tongue
Laboratories,  Inc.  and  Subsidiaries  as of December 31, 2006 and 2005 and the
related consolidated statements of operations, comprehensive loss, stockholders’
equity and cash flows for the years then ended.  These financial  statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial  position of Blonder Tongue  Laboratories,
Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations  and their cash flows for the years  then  ended in  conformity  with
United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
New York, New York

February 23, 2007, except for Note 16 as to
which the date is March 29, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:
Old Bridge, New Jersey

We  have  audited  the  accompanying   consolidated  statements  of  operations,
stockholders’  equity and cash flows of Blonder  Tongue  Laboratories,  Inc. and subsidiaries  for the year ended December 31, 2004.  These financial  statements are the  responsibility of the Company’s  management.  Our  responsibility is to express an opinion on these financial statements based on our audit.

We  conducted  our audit in  accordance  with  auditing  standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  The  Company is not required  to have,  nor were we engaged  to  perform,  an audit of its  internal control over financial reporting.  Our audit included  consideration of internal control over financial  reporting as a basis for designing audit procedures that are appropriate in the  circumstances,  but not for the purpose of expressing an opinion on the  effectiveness  of the Company’s  internal control over financial reporting.  Accordingly,  we express  no such  opinion.  An audit also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audit  provides  a
reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all material  respects,  the results of operations and cash flows of
Blonder Tongue  Laboratories,  Inc. and subsidiaries for the year ended December
31, 2004 in conformity  with  accounting  principles  generally  accepted in the
United States of America.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey

April 12, 2005, except for Note 13
for which date is March 27, 2007

                                       412

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               December 31,
                                                          -----------------------
                                                                2006      2005

               Assets (Note 4)
 Current assets:
      Cash................................................      $ 84     $ 787
      Accounts receivable, net of allowance for doubtful
      accounts of $652 and $863 respectively (Note 8).....     3,874     3,567
      Inventories (Note 2)................................     9,708     9,649
      Prepaid and other current assets....................       708       490
      Deferred income taxes (Note 12).....................       568       651
                                                          ------------ ----------
          Total current assets............................    14,942    15,144
 Inventories, net non-current (Note 2)....................     5,052     4,866
 Property, plant and equipment, net of accumulated
     depreciation and amortization (Notes 3 and 5)........     4,537     6,184
 Patents, net ............................................       107     1,864
 Rights-of-Entry, net (Note 13)...........................         -       720
 Other assets, net (Note 7)...............................       796     1,388
 Investment in Blonder Tongue Telephone LLC (Note 13).....         -       993
 Deferred income taxes (Note 12)..........................     1,788     1,705
                                                          ----------- -----------
                                                             $27,222   $32,864
                                                          =========== ===========
               Liabilities and Stockholders’ Equity
 Current liabilities:
      Current portion of long-term debt (Note 4)..........    $2,469    $4,249
      Accounts payable....................................     1,397     2,231
      Accrued compensation................................       742       598
      Accrued benefit liability (Note 6)..................       103       185
      Income taxes payable................................       461       491
      Other accrued expenses (Note 7).....................       259       282
                                                          ------------ ----------
          Total current liabilities.......................     5,431     8,036
                                                          ----------- -----------

 Long-term debt (Note 4)..................................     1,559     3,329
 Commitments and contingencies (Notes 5, 6 and 7).........         -         -
 Stockholders’ equity (Notes 6, 9 and 11):
      Preferred stock, $.001 par value; authorized 5,000
      shares; no shares outstanding.........................
      Common stock, $.001 par value; authorized
      25,000 shares, 8,465 shares Issued                           8         8
      Paid-in capital.....................................    24,454    24,202
      Retained earnings...................................     3,907     3,565
      Accumulated other comprehensive loss................      (826)     (821)
      Treasury stock, at cost, 2,242 and 449 shares,
      respectively........................................    (7,311)   (5,455)
                                                          ----------- -----------
          Total stockholders’ equity......................    20,232    21,499
                                                          ----------- -----------
                                                             $27,222   $32,864
                                                          =========== ===========

           See accompanying notes to consolidated financial statements
                                       42

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                Year Ended December 31,
                                         ---------------------------------
                                           2006        2005        2004
                                         --------   ----------   ---------

Net sales (Note 8)....................... $35,775     $34,730     $37,783
Cost of goods sold.......................  23,409      27,399      26,104
                                         ---------  ----------   ---------
    Gross profit.........................  12,366       7,331      11,679
                                         ---------  ----------   ---------
Operating expenses:
    Selling expenses.....................   4,738       4,481       4,169
    General and administrative
    (Notes 5, 6, and 7)....                 5,658       5,022       4,719
    Research and development.............   1,634       1,552       1,549
                                         ---------  -----------  ---------
                                           12,030      11,055      10,437
                                         ---------  -----------  ---------
Earnings (loss) from operations..........     336      (3,724)      1,242
                                        ----------  -----------  ---------

Other expense:
    Interest expense.....................    (711)       (796)       (903)
    Interest and other income
    (Note 14)...............                  386           1         357
    Equity in loss of Blonder
    Tongue Telephone,
    LLC (Note 13)........................    (107)       (437)       (613)
                                            ---------  --------  ------------
                                             (432)     (1,232)     (1,159)
                                            ---------  --------  ------------
Earnings (loss) from continuing
operations before income taxes...........     (96)     (4,956)         83
Provision (benefit) for income
taxes (Note 12)........                         -           -       2,826
                                            ---------  ---------  -----------
Earnings (loss) from continuing operations
after income taxes.......................     (96)     (4,956)     (2,743)
                                            ---------  --------  ------------
Discontinued operations: (Note 13)
    Loss from discontinued
    operations (net of tax).                 (500)       (544)       (379)
    Gain on disposal of subsidiary..........  938            -          -
                                           ---------  ---------  -----------
Net income (loss)......................      $342      $(5,500)   $(3,122)
                                           ---------  ---------- ----------
Basic and diluted income (loss)
per share from continuing operations..     $(0.01)      $(0.62)    $(0.34)
Basic and diluted loss per share from
discontinued operations..................  $(0.06)      $(0.07)    $(0.05)
Basic and diluted gain per
share on disposal..........                 $0.12            -          -
                                          ---------  -----------  ---------
Basic and diluted net income
(loss) per share.........                   $0.05       $(0.69)    $(0.39)
                                          =========  ===========  =========
Basic and diluted weighted
average shares outstanding.                 7,592        8,015      8,001
                                          =========  ==========  ==========

           See accompanying notes to consolidated financial statements
                                       43

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
                                 (In thousands)

                                                        Accumulated
                       Common Stock                        Other
                       ------------- Paid-in  Retained  Comprehensive  Treasury
                       Shares Amount Capital  Earnings    Loss         Stock       Total
                      ------ ------ --------- -------  --------------- ----------  ---------
Balance at
January 1, 2004       8,445      $8   $24,145  $12,187            -      $(5,455)  $30,885
 Net loss                 -       -         -  (3,122)           -            -     (3,122)
 Unrecognized
 pension expense,
 net of tax               -       -         -        -                         -
                                                               (897)                   (897)
                                                                                      -------
 Comprehensive
 loss                                                                                (4,019)
 Proceeds from
 exercise of stock       20       -        57        -            -            -         57
 options
                     ------- ------ --------- --------  --------------- ----------  --------
Balance at
December 31, 2004     8,465       8    24,202    9,065         (897)      (5,455)    26,923
                     -------- ----- --------- --------  --------------- ----------  --------
 Net loss                 -       -         -   (5,500)           -            -     (5,500)
 Recognized
 pension expense,
 net of taxes             -       -         -        -           76            -         76
                                                                                     -------
 Comprehensive loss                                                                  (5,424)
                              ----- --------- --------  --------------  ----------   --------
Balance at
December 31, 2005     8,465       8    24,202    3,565         (821)      (5,455)    21,499
 Net income                                        342                                  342
 Recognized pension
 expense, net of                                                 (5)                     (5)
 taxes
                                                                                     --------
 Comprehensive loss                                                                     337
   Stock-based
   Compensation                           252                                           252
   Acquisition
   of treasury stock                                                      (1,856)    (1,856)
                             -------- ------- --------  -------------  ------------ ---------
Balance at
December 31, 2006     8,465      $8   $24,454   $3,907        $(826)     $(7,311)   $20,232
                     ======== ===== ========= ========  =============  ==========  ==========

           See accompanying notes to consolidated financial statements
                                       44

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Year Ended December 31,
                                                 --------------------------------------
                                                    2006          2005         2004
                                                 ------------  -----------  -----------

Cash Flows From Operating Activities:
 Net income (loss)..................................$342       $(5,500)     $(3,122)
 Adjustments to reconcile net income (loss)
 to cash  provided by operating activities:
  Equity in loss from Blonder Tongue Telephone, LLC. 107           437          613
  Depreciation...................................... 986         1,021        1,052
  Amortization...................................... 629           636          679
  Gain on sale of rights of entry...................   -             -          (54)
        Stock-based compensation  ...................252             -            -
        Gain on sale of BDR Broadband, LLC......... (938)            -            -
        Gain on sale of patents.....................(386)            -            -
  Provision for inventory reserves.................. 114         4,372          872
  Provision for doubtful accounts.................. (181)          256          107
  Deferred income taxes............................    -             -        2,826
  Changes in operating assets and liabilities:
    Accounts receivable............................ (316)         (130)       1,882
    Inventories.................................... (359)          390          439
    Prepaid and other current assets...............  272           164           41
    Other assets...................................  299          (463)         (26)
    Income taxes...................................  (30)          811          359
    Accounts payable, accrued expenses and accrued
    compensation................................... (719)          652       (1,753)
                                                   -------  -----------  -----------
     Net cash provided by operating activities....    72         2,646        3,915
                                                   -------  -----------  -----------
Cash Flows From Investing Activities:
 Capital expenditures.............................. (398)         (991)        (639)
 Collection of note receivable.....................    -             -          843
 Acquisition of rights of entry....................  (91)           (3)         (19)
   Proceeds from sale of BDR Broadband, LLC........2,234             -            -
    Proceeds from sale of patents..................2,000             -            -
   Proceeds from sale of rights of entry               -             -          151
                                                   ------  -----------  -----------
      Net cash provided by (used in)
      investing activities.......................  3,745          (994)         336
                                                   ------  -----------  -----------
Cash Flows From Financing Activities:
 Repayments of debt............................. (40,635)      (23,197)     (19,588)
 Borrowings of debt..........................     37,085        22,262       15,155
 Proceeds from exercise of stock options........       -             -           57
 Acquisition of treasury stock...............       (970)            -            -
                                                  --------  -----------  -----------
      Net cash used in financing activities...... (4,520)         (935)      (4,376)
                                                  --------  -----------  -----------
Net increase (decrease) in cash..............       (703)          717         (125)
Cash, beginning of year......................        787            70          195
                                                  --------  -----------  -----------
Cash, end of year............................        $84       $   787      $    70
                                                  =========  ===========  ===========
Supplemental Cash Flow Information:
 Cash paid for interest......................       $674       $   791       $  869
 Cash paid for income taxes..................          -             -            -
Non-cash investing and financing activities:
     Acquisition of treasury stock
     for transfer of equity interest in Blonder
     Tongue Telephone, LLC....................      $886             -            -

           See accompanying notes to consolidated financial statements
                                       45

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
and subsidiaries (including BDR Broadband, LLC "BDR").  Significant intercompany accounts and transactions have been eliminated in consolidation.

     The  Company’s  investment  in Blonder  Tongue  Telephone,  LLC ("BTT") and
NetLinc Communications,  LLC ("NetLinc") were accounted for on the equity method since the Company did not have  control over these  entities.  On June 30, 2006, the Company sold its ownership interest in BTT. See Note 13.

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

     On November 11, 2005, the Company and its wholly-owned subsidiary,  Blonder
Tongue Far East, LLC, a Delaware limited liability company, entered into a joint venture agreement with Master Gain International Industrial Limited, a Hong Kong
corporation,  to manufacture  products in the People’s  Republic of China.  This joint venture was formed to compete with Far East  manufactured  products and to expand market  coverage  outside  North  America.  On June 9, 2006,  the Company terminated the JV Agreement due to the joint  venture’s  failure to meet certain quarterly financial  milestones as set forth in the JV Agreement.  The inability to meet such financial  milestones was caused, in part, by the failure of Master
Gain to contribute the $5,850 of capital to the joint venture as required by the
JV Agreement  and the joint  venture’s  failure to obtain  certain  governmental approvals and licenses necessary for the operation of the joint venture.

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

     Senior  management  reviews  accounts  receivable  on a  monthly  basis  to determine if any  receivables  will  potentially be  uncollectible.  The Company
includes  any  accounts   receivable   balances   that  are   determined  to  be
uncollectible,  along  with a general  reserve,  in its  overall  allowance  for doubtful  accounts.  After all attempts to collect a receivable have failed, the receivable  is written  off  against  the  allowance.  Based on the  information available,  the Company  believes  its  allowance  for  doubtful  accounts as of
December  31, 2006 is  adequate;  however,  actual  write-offs  might exceed the recorded allowance.

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

     The Company  continually  analyzes  its  slow-moving,  excess and  obsolete inventories.  Based on historical  and projected  sales volumes and  anticipated selling prices, the Company establishes  reserves.  If the Company does not meet its  sales  expectations,  these  reserves  are  increased.  Products  that  are determined to be obsolete are written down to net realizable value. During 2005, the  Company  reserved  100% of all items for which  there was no usage over the previous twelve months and 100% of the value of closeout  products.  The Company recorded an increase to its reserve of $114,  $4,372 and $872 during 2006,  2005
and  2004,  respectively.   The  Company  believes  reserves  are  adequate  and
inventories are reflected at net realizable value.

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

(f)  Intangible Assets

     Intangible assets, net totaling $107 and $2,584 as of December 31, 2006 and
2005, respectively,  consist of acquired patent rights and rights-of-entry,  and are  carried at cost less  accumulated  amortization.  Amortization  is computed utilizing  the  straight-line  method  over  the  estimated  useful  life of the respective asset, 12 years for patents and 5 years for rights-of-entry.

     The  components of intangible  assets at December 31, 2006 and December 31,
2005 are as follows:

                                December 31, 2006        December 31, 2005
                           ------------------------  -----------------------------
                                       Accumulated                    Accumulated
                           Cost        Amortization      Cost         Amortization

Patents and trademarks    $1,390        $1,283           $6,414        $4,550
Rights of entry               -             -            1,588           868
                          ----------  ---------------   -----------  ------------
                          ----------  ---------------   -----------  ------------
Total intangible assets   $1,390        $1,283           $8,002        $5,418
                           =========   =============  ==============  ============

     The Company  continues  to amortize  its patents and  rights-of-entry  over their estimated  useful lives with no significant  residual value.  Amortization expense  for  intangible  assets  was $629,  $636 and $679 for the years  ending
December 31, 2006,  2005 and 2004,  respectively.  Intangibles  amortization  is projected to be approximately $33 per year for the next three years.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

(g)  Long-Lived Assets

     The Company follows  Statement of Financial  Accounting  Standards No. 144,
"Accounting  for the  Impairment or Disposal of Long-Lived  Assets" ("FAS 144").
FAS  144  standardized   the  accounting   practices  for  the  recognition  and
measurement  of  impairment  losses  on  certain   long-lived  assets  based  on
non-discounted  cash flows.  No  impairment  losses have been  recorded  through
December 31, 2006.

(h)  Statements of Cash Flows

     For  purposes of the  consolidated  statements  of cash flows,  the Company considers all highly liquid debt  instruments with a maturity of less than three months at  purchase  to be cash  equivalents.  The Company did not have any cash equivalents at December 31, 2006, 2005 and 2004.

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

(m)  Derivative Financial Instruments

     The Company  utilizes  interest rate swaps at times to manage interest rate exposures.  The Company specifically designates interest rate swaps as hedges of debt  instruments  and  recognizes  interest  differentials  as  adjustments  to interest  expense in the period they occur.  The Company  does not hold or issue financial  instruments  for  trading  purposes.  Although  the  Company  held an interest rate swap at December 31, 2006, the effect on the balance sheet was not deemed material.  The Company did not hold any derivative financial  instruments at December 31, 2005.

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

     The Company estimates that headend products accounted for approximately 49%
of the Company’s  revenues in 2006, 49% in 2005 and 52% in 2004. Any substantial decrease in sales of headend  products  could have a material  adverse effect on the Company’s results of operations, financial condition, and cash flows.

(o)  Stock Options

     The  Company  implemented  SFAS No.  123(R),  "Accounting  for  Share-Based
Payment," in the first  quarter of 2006.  The  statement  requires  companies to expense the value of employee stock options and similar awards. Under FAS 123(R)
share-based  payment awards result in a cost that will be measured at fair value on the  awards’  grant date  based on the  estimated  number of awards  that are expected to vest. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised.  Stock compensation expense under FAS
123(R) was $252 for the year ended December 31, 2006.

     The Company  estimates  the fair value of each stock  option grant by using the  Black-Scholes  option-pricing  model with the  following  weighted  average assumptions  used for  grants:  expected  lives of 6.3,  9.5 and 9.5  years;  no dividend  yield;  volatility at 72%, 73% and 73%; and risk free interest rate of
4.65%, 3.2% and 3.2% for 2006, 2005 and 2004, respectively.

     Under accounting  provisions of FAS 123, the Company’s net income (loss) to common  shareholders  and net income  (loss) per  common  share  would have been adjusted to the pro forma  amounts  indicated  below (in  thousands,  except per share data):

                                                               Years Ended December 31,
                                                    2005                2004
                                               ----------------    ---------------
Net loss as reported ..................           $(5,500)           $(3,122)
Adjustment for fair value of
stock options..........................               647                204
                                               ----------------    ---------------
                                               ----------------    ---------------
     Pro forma.........................            (6,147)           $(3,326)
                                               ================    ===============
Net loss per share basic and diluted:
     As reported.......................            $(0.69)            $(0.39)
                                               ================    ===============
     Pro forma.........................            $(0.77)            $(0.42)
                                               ================    ===============

(p)  New Accounting Pronouncements

     In February  2007, the FASB issued SFAS No. 159, “The Fair Value Option for
Financial  Assets and Financial  Liabilities”  (“SFAS  159”).  SFAS 159 provides companies with an option to report selected  financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial  instruments  and the  volatility  in earning  caused by measuring related  assets  and  liabilities  differently.  Generally  accepted  accounting principles have required different  measurement  attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has
indicated   it  believes   that  SFAS  159  helps  to  mitigate   this  type  of
accounting-induced volatility be enabling companies to report related assets and liabilities  at fair value,  which would likely reduce the need for companies to comply  with  detailed  rules for hedge  accounting.  SFAS 159 also  establishes presentation  and  disclosure  requirements  designed to facilitate  comparisons between companies that choose different measurement attributes for similar types of assets and  liabilities.  Management  is in the  process of  evaluating  this pronouncement.

     In September 2006, the SEC staff issued Staff Accounting  Bulleting (“SAB”)
No. 108,  Considering the Effects of Prior Year  Misstatements  when Quantifying
Misstatements  in Current Year  Financial  Statements  (“SAB 108”).  SAB 108 was
issued in order to reduce the  diversity  in  practice  in how public  companies quantify misstatements of financial statements, including misstatement that were not  material to prior years’  financial  statements.  SAB 108 is effective  for fiscal year 2007. The adoption of this  pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

     In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for
Defined Benefit Pension and Other Postretirement Plans.” Among other items, SFAS
No. 158  requires  recognition  of the  overfunded or  underfunded  status of an entity’s  defined  benefit  postretirement  plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and  obligations  as of the end of the  employer’s  fiscal year, and requires  recognition  of the funded  status of defined  benefit  postretirement plans in other comprehensive  income. SFAS No. 158 is effective for fiscal years ending  after  December 15,  2006.  The Company  adopted  SFAS 158 in the fourth quarter of 2006 on a  prospective  basis and does not believe  that the adoption will  have a  material  impact  on its  consolidated  results  of  operation  or financial position.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued
SFAS No. 157,  “Accounting for Fair Value  Measurements.”  SFAS No. 157 defines fair value,  and  establishes a framework for measuring  fair value in generally
accepted   accounting   principles  and  expands  disclosure  about  fair  value
measurements.  SFAS  No.  157  is  effective  for  the  Company  for  financial statements issued subsequent to November 15, 2007. The Company does not believe adoption  of SFAS No.  157  will  have a  material  impact  on its  consolidated financial position, results of operations or cash flows.

     In May 2005,  the FASB issued SFAS No. 154,  "Accounting  Changes and Error
Corrections,  a replacement of APB Opinion No. 20,  Accounting  Changes and FASB
Statement No. 3" which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections.  SFAS No. 154 requires  retrospective  application  to prior period financial  statements  of a  voluntary  change in  accounting  principle  unless impracticable to determine the  period-specific  effects or cumulative effect of the change,  and restatement with respect to the reporting of error corrections.
SFAS No. 154 applies to all voluntary changes in accounting  principles,  and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in  accounting  principle.  SFAS No. 154 is  effective  for accounting  changes and  corrections  of errors made in fiscal  years  beginning after  December  15,  2005.  Adoption of SFAS No. 154 has not had a  significant impact on the Company’s financial statements or results of operations.

     In March  2005,  the FASB  issued  FASB  Interpretation  ("FIN")  No.  47,
"Accounting for Conditional Asset Retirement  Obligations - An Interpretation of
FASB  Statement  No. 143" ("FIN 47"),  which will result in (a) more  consistent recognition of liabilities  relating to asset retirement  obligations,  (b) more
information   about  expected   future  cash  outflows   associated  with  those
obligations,  and (c) more  information  about  investment in long-lived  assets because  additional  asset  retirement  costs will be  recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement  obligation as used in SFAS No. 143, "Accounting for Asset Retirement
Obligations,"  refers  to a legal  obligation  to  perform  an asset  retirement activity in which the timing and/or method of settlement  are  conditional  on a future  event  that may or may not be within  the  control  of the  entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty  exists about the timing  and/or method of  settlement.  Uncertainty about the timing and/or method of settlement of a conditional  asset  retirement obligation  should  be  factored  into the  measurement  of the  liability  when sufficient  information  exists. FIN 47 also clarifies when an entity would have sufficient  information  to  reasonably  estimate  the  fair  value  of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after  December 15,  2005.  The Company  adopted FIN 47 at the end of its
2005  fiscal  year and the  adoption  has not had a  significant  impact  on its consolidated results of operations or financial position.

     In December  2004,  the FASB issued its final  standard on  accounting  for share-based  payments ("SBP"),  SFAS No. 123(R) (revised 2004),  "Accounting for
Share-Based  Payment." The statement  requires companies to expense the value of employee stock options and similar awards.  Under FAS 123(R),  SBP awards result in a cost that will be measured at fair value on the awards’  grant date,  based on the estimated number of awards that are expected to vest.  Compensation  cost for awards that vest would not be reversed if the awards  expire  without  being exercised.  The  effective  date for  public  companies  was the  annual  period beginning  after  December  15,  2005,  and it  applied to all  outstanding  and unvested  SBP  awards  at  a  company’s  adoption.  The  Company  adopted  on  a prospective  basis FAS 123(R) effective  January 1, 2006. The  implementation of
FAS 123(R) resulted in additional stock-based  compensation expense.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

     In November,  2004,  the FASB issued SFAS No. 151,  "Inventory  Costs",  an amendment  of  Accounting  Research  Bulletin  No. 43  Chapter  4. SFAS No.  151
clarifies the accounting for abnormal amounts of idle facility expense, freight, handling  costs and wasted  material.  SFAS No. 151 is effective  for  inventory costs incurred  during fiscal years  beginning after June 15, 2005. The adoption of SFAS No.  151 has not had a  material  effect on the  Company’s  consolidated financial position, results of operations or cash flows.

     In December,  2004, the FASB issued FASB Staff Position No. 109-1 ("FSP FAS
No.  109-1"),  "Application  of FASB Statement No. 109,  ’Accounting  for Income
Taxes,’ to the Tax Deduction on Qualified Production  Activities Provided by the
American  Jobs  Creation  Act of 2004." The American  Jobs  Creation Act of 2004
introduces  a special  tax  deduction  of up to 9% when fully  phased in, of the lesser of "qualified  production  activities  income" or taxable income. FSP FAS
109-1 clarifies that this tax deduction should be accounted for as a special tax deduction  in  accordance  with SFAS No. 109.  FSP FAS No.  109-1 did not have a material effect on the Company’s financial statements.

(r)  Royalty and License Expense

     The  Company  records  royalty  expense,  as  applicable,  when the related products  are sold.  Royalty  expense  is  recorded  as a  component  of selling expenses.  The  Company  amortizes  license  fees over the life of the  relevant contract.

Note 2 - Inventories

Inventories, net of reserves, are summarized as follows:
                                                            December 31,
                                                      -------------------------
                                                       2006           2005
                                                      -----------  ------------
 Raw materials........................................    $8,564       $10,071
 Work in process......................................     1,864         2,102
 Finished goods.......................................    11,162        11,058
                                                      -----------  ------------
                                                          21,590        23,231
 Less current inventory...............................    (9,708)       (9,649)
                                                      -----------  ------------
                                                          11,882        13,582
 Less reserve for slow moving and obsolete inventory      (6,830)       (8,716)
                                                      -----------  ------------
                                                          $5,052        $4,866
                                                      ===========  ============

     The  Company  recorded  a $114 and  $4,372  provision  for slow  moving and
obsolete   inventory  during  the  years  ended  December  31,  2006  and  2005, respectively.  In 2006,  the Company  wrote off fully  reserved  inventories  of approximately  $2,000. The Company  periodically  analyzes  anticipated  product sales based on historical results, current backlog and marketing plans.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                                              December 31,
                                                       ----------------------------
                                                          2006             2005
                                                       -----------      -----------
 Land...............................................      $1,000           $1,000
 Building...........................................       3,361            3,361
 Machinery and equipment............................       8,078            7,971
                                                             546            2,589
 Cable systems ( See Note 13).......................
 Furniture and fixtures.............................         403              407
 Office equipment...................................       2,017            1,934
 Building improvements..............................         717              717
                                                       -----------      -----------
                                                          16,122           17,979
 Less:  Accumulated depreciation and amortization...     (11,585)         (11,795)
                                                       -----------      -----------
                                                          $4,537           $6,184
                                                       ===========      ===========

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

     In March  2006,  the Credit  Agreement  was  amended to (i) modify  certain financial  covenants as defined  under the credit  agreement,  (ii) increase the applicable  interest rates for the Revolving Loan and Term Loan thereunder by 25 basis points until such time as the Company has met certain financial  covenants for two consecutive  fiscal  quarters and (iii) impose an availability  block of
$500 under the Company’s  borrowing  base until such time as the Company has met certain financial covenants for two consecutive fiscal quarters.

     On December 15, 2006, the Company and BDR, as Borrowers, and Blonder Tongue
Investment  Company,  a  wholly-owned  subsidiary of the Company,  as Guarantor, executed a Second Amendment to Credit and Security  Agreement (the  "Amendment")
with NCBC and the Bank.  The  Amendment  removes BDR as a  "Borrower"  under the
Credit and Security  Agreement  dated as of December  29, 2005,  as amended (the
"Credit  Agreement"),  and includes  other  modifications  and amendments to the
Credit Agreement and related ancillary agreements necessitated by the removal of
BDR as a Borrower.  These other modifications and amendments include a reduction of  approximately  $1,400 to the maximum amount of Revolving  Advances that NCBC will make to the  Company due to the release  from  collateral  of the rights of entry owned by BDR.

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

Long-term debt consists of the following:

                                                    December 31,
                                          ---------------------------------
                                              2006               2005
                                          --------------     --------------
 Revolving Line of Credit..............       $2,199             $3,822
 Mortgage loan.........................        1,767              3,500
 Capital leases (Note 5)................          62                256
                                          --------------     --------------
                                               4,028              7,578
 Less:  Current portion.................      (2,469)            (4,249)
                                          --------------     --------------
                                              $1,559             $3,329
                                          ==============     ==============

Annual maturities of long-term debt at December 31, 2006 are:

2007...................................             $2,469
2008...................................              1,545
2009...................................                 14
2010...................................                  -
2011...................................                  -
Thereafter.............................                  -
                                         ------------------
                                                    $4,028
                                         ==================

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

     The average amount outstanding on the Company’s lines of credit during 2006 and 2005 was $3,522 and $3,971, respectively.  The maximum amount outstanding on the lines of credit  during 2006 and 2005 was $4,558 and  $4,811,  respectively.
The weighted average interest rate at December 31, 2006, 2005 and 2004 was 8.9%,
8.4% and 5.9%, respectively.

Note 5 - Commitments and Contingencies

Leases

     The Company leases certain factory,  office and automotive  equipment under noncancellable  operating  leases and equipment under capital leases expiring at various dates through December, 2012.

Future minimum rental payments,  required for all  noncancellable  leases are as follows:

                                                Capital       Operating
                                              ----------     -------------
2007.....................................         $44              $101
2008.....................................          16                60
2009.....................................          15                32
2010.....................................           -                24
2011.....................................           -                 4
Thereafter...............................           -                 2
                                              ----------     -----------
Total future minimum lease payments......          75             $ 223
                                                             ===========
Less:  amounts representing interest.....          13
                                              ----------
Present value of minimum lease payments..        $ 62
                                              ==========

     Property,  plant and equipment  included  capitalized  leases of $2,724 and
2,720 at December 31, 2006 and 2005, respectively, less accumulated amortization of $2,644 and $2,446 at December 31, 2006 and 2005, respectively.

     Rent expense was $137, $164 and $158 for the years ended December 31, 2006,
2005 and 2004, respectively.

Litigation

     The Company is a party to certain  proceedings  incidental  to the ordinary course of its business, none of which, in the current opinion of management,  is likely to have a material  adverse effect on the Company’s  business,  financial condition, results of operations or cash flows.

Note 6 - Benefit Plans

Defined Contribution Plan

     The  Company  has a  defined  contribution  plan  covering  all  full  time employees  qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s  salary  deferral.  The Company’s contributions to this plan were $189, 180 and $183, for the years ended December
31, 2006, 2005 and 2004, respectively.

Defined Benefit Pension Plan

     Substantially  all union  employees who meet certain  requirements  of age, length of service and hours worked per year were covered by a Company  sponsored non-contributory  defined  benefit  pension plan.  Benefits paid to retirees are based upon age at retirement and years of credited  service.  On August 1, 2006, the plan was frozen.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

     The following table sets forth the change in projected benefit  obligation, change in plan assets and funded status of defined benefit pension plan:

                                                2006      2005       2004
                                               ------    -------    -------
Change in Benefit Obligation
Benefit obligation at beginning of year        $2,633    $2,616     $2,020
Service cost                                       64       103        104
Interest cost                                     163       150        144
Plan participants’ contributions                    0         0          0
Amendments                                          0         0          0
Actuarial loss (gain)                             121       (92)       461
Business combinations                               0         0          0
Divestitures                                        0         0          0
Curtailments                                      (34)        0          0
Settlements                                         0         0          0
Special termination benefits                        0         0          0
Benefits paid                                    (189)     (144)      (114)
Currency translation adjustment                     0         0          0
                                               -------   -------    -------
Benefit obligation at end of year              $2,757    $2,633     $2,616

Change in Plan Assets
Fair value of plan assets at beginning of year $2,408    $2,240     $2,016
Actual return on plan assets                      235       114        205
Employer contribution                             200       200        132
Business combinations                               0         0          0
Divestitures                                        0         0          0
Settlements                                         0         0          0
Plan participants’ contributions                    0         0          0
Benefits paid                                    (189)     (144)      (114)
Administrative Expenses Paid                        0         0          0
Currency Translation Adjustment                     0         0          0
                                               -------   -------    -------
Fair value of plan assets at end of year       $2,654    $2,409     $2,240

Funded status                                  $  103    $ (224)    $ (376)
Unrecognized actuarial loss (gain)                          871        979
Unrecognized prior service cost                              33         37
Unrecognized net initial obligation                         (10)       (20)
                                                         -------    -------
Net amount recognized                                    $  670     $  620

Amounts Recognized in the Statement
of Financial Position consists of:
Before Adoption of FAS 158
Prepaid benefit cost                           $    0    $    0     $    0
Accrued benefit liability                        (103)     (185)      (314)
Intangible asset                                    0        33         37
Accumulated other comprehensive income            826       821        897
                                               -------   -------    -------
Net amount recognized                          $  723    $  670     $  620

After adoption of FAS 158
Noncurrent assets                              $    0    $    0     $    0
Current liabilities                            $    0    $    0     $    0
Noncurrent liabilities                           (103)   $    0     $    0
                                               -------   -------    -------
Net amount recognized                          $ (103)   $    0     $    0

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

                                               2006      2005       2004
                                               ------    -------    -------

Change in Accumulated Other Comprehensive
Income Due to Adoption of                      $    0
FAS 158 (before tax effects)

Amounts Recognized in Accumulated
Other Comprehensive Income
consist of:
Net actuarial loss (gain)                      $  826
Prior service cost (credit)                         0
Unrecognized net initial obligation (asset)         0
                                               -------
Total (before tax effects)                     $  826

Accumulated benefit Obligation End of Year     $2,757    $2,593     $2,554

Information for Pension Plans with an
Accumulated Benefit
Obligation in excess of Plan Assets:
Projected benefit of obligation                $2,757    $2,633     $2,616
Accumulated benefit obligation                 $2,757    $2,593     $2,554
Fair value of plan assets                      $2,654    $2,409     $2,240

Weighted-Average Assumptions Used to
Determine Benefit Obligation
in Excess of Plan Assets:
Discount Rate                                    6.00%     6.00%      6.00%
Salary Scale                                      N/A       N/A        N/A

Components of Net Periodic Benefit
Cost and Other Amounts
Recognized in Other Comprehensive Income
Net periodic cost
Service cost                                   $   64    $  103     $  104
Interest cost                                     163       150        144
Expected return on plan assets                   (170)     (160)      (142)
Recognized prior service cost (credit               2         4          4
Recognized actuarial (gain) loss                   66        63         44
Recognized net initial obligation (asset)         (10)      (10)       (10)
Recognized actuarial (gain) loss
due to curtailments                                31         0          0
Recognized actuarial (gain) loss
due to settlements                                  0         0          0
Recognized actuarial (gain) loss due to
special termination benefits                        0         0          0
                                               -------   -------    -------
Net periodic benefit cost                      $  147    $  150     $  144

Other Changes in Plan Assets and
Benefit Obligations Recognized in
Other comprehensive Income
Net actuarial loss (gain)                       $  21
Recognized actuarial loss (gain)                  (66)
Prior service cost (credit)                         0
Recognized prior service cost (credit)            (33)
Total net obligation                               10
                                                ------
Total recognized in other comprehensive
income (before tax effects)                     $ (68)
                                                ------

Total recognized in net periodic
benefit cost and other
comprehensive income (before tax effects)       $  79

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

During  2006 the plan’s  total  unrecognized  net loss  increased  by $121.  The variance  between  the actual and  expected  return on plan  assets  during 2006 decreased the total unrecognized net loss by $65. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit  obligation or 10% of the plan asset, the excess will be amortized over the average expected future working lifetime of active plan  participants.  As of January 1, 2006 the average expected future working  lifetime of active plan  participants was 10.14 years.  Actual results for 2007 will depend on the 2007  actuarial  valuation of the plan.

                                        2006           2005         2004
Amounts Expected to be Recognized in
Net Periodic Cost in the Coming Year
(Gain)/loss recognition                 $ 54
Prior service cost recognition          $  0
Net initial obligations/(asset)
recognition                             $  0

Weighted-Average Assumptions
Used to Determine Net Periodic
Cost for Fiscal Periods Ending
as of December 31
Discount rate                           6.00%        6.00%         7.00%
Expected asset return                   7.00%        7.00%         7.00%
Salary Scale                              N/A          N/A           N/A

     The change in  unrecognized  net  gain/loss is one measure of the degree to which important  assumptions have coincided with actual experience.  During 2006 the  unrecognized  net loss decreased by 1.7% of the December 31, 2005 projected benefit obligation.  The company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually and the expected  long-term  return on plan assets will  typically be revised  every three  to five  years.  Other  material  assumptions  include  the  compensation increase  rates,  rates  of  employee  termination,  and  rates  of  participant mortality.

     The discount rate was determined by projecting the plan’s  expected  future benefit payments as defined for the projected  benefit  obligation,  discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality  bonds as of the  measurement  date, and solving for the single  equivalent  discount  rate that  resulted in the same  projected benefit  obligation.  A 1%  increase/(decrease)  in the discount rate would have
(decreased)/increased  the net  periodic  benefit  cost for 2006 by $(35)/37 and
(decreased)/increased the year-end projected benefit obligation by $(33)/425.

The  expected  return on plan  assets was  determined  based on  historical  and expected  future  returns  of  the  various  asset  classes,  using  the  target allocations described below. Each 1% increase/(decrease) in the expected rate of return assumption would have (decreased)/increased the net periodic benefit cost for 2006 by $24,000.

Plan Assets
                  Expected Long-
Asset Category    Term Return     Target Allocation    2006      2005        2004
----------------- -------------- ------------------   ------    ------      ------
Equity securities      8.50%          55%              54%       55%         98%
Debt securities        5.50%          45%              46%       45%          2%
                      ------        -----             ------    ------      ------
Total                  7.00%         100%             100%      100%        100%

Estimated Future Benefit Payments
Expected company contributions in the following fiscal year   $  200
Expected Benefit Payments:
     In the first year following the disclosure date          $   79
     In the second year following the disclosure date         $  143
     In the third year following the disclosure date          $  104
     In the fourth year following the disclosure date         $  121
     In the fifth year following the disclosure date          $  150
     In the sixth year following the disclosure date          $  750

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

Note 7 - Related Party Transactions

     On  January  1,  1995,   the  Company   entered  into  a   consulting   and
non-competition  agreement  with James H.  Williams  who was a  director  of the
Company  until  May 24,  2006  and who was also the  largest  stockholder  until
November  14,  2006.  Under the  agreement,  Mr.  Williams  provides  consulting services on various operational and financial issues and is currently paid at an annual  rate of $169 but in no event is such  annual  rate  permitted  to exceed
$200. Mr. Williams also agreed to keep all Company information  confidential and not to compete  directly  or  indirectly  with the  Company  for the term of the agreement  and for a period of two years  thereafter.  The initial  term of this agreement expired on December 31, 2004 and  automatically  renews thereafter for successive one-year terms (subject to termination at the end of the initial term or any renewal term on at least 90 days’ notice).  This agreement  automatically renewed for a one-year  extension until December 31, 2007. On November 14, 2006, the Company repurchased  1,293 shares of its common stock from Mr. Williams in a private  off-market  block  transaction  for $0.75 per share,  for an  aggregate purchase price of $970.

     As of December  31, 2006 the Chief  Executive  Officer was  indebted to the
Company in the amount of $166,  for which no  interest  has been  charged.  This indebtedness  arose  from a series  of cash  advances,  the  latest of which was advanced in February  2002 and is included in other  assets at December 31, 2006 and 2005.

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

     As described in Note 13, the Company entered into a series of agreements in
2003 pursuant to which it acquired a 50% economic  ownership interest in NetLinc
Communications,  LLC ("NetLinc") and Blonder Tongue Telephone,  LLC ("BTT").  As
the non-cash  component of the purchase price,  the Company issued 500 shares of its common stock to BTT,  resulting in BTT becoming the owner of greater than 5%
of the outstanding common stock of the Company. As further described in Note 13, on June 30, 2006 the Company entered into the Share Exchange  Agreement with BTT and certain related parties pursuant to which,  among other things,  the Company received back these 500 shares in exchange for the Company’s membership interest in BTT and the grant to BTT of an equipment  purchase credit of $400,  which was exercised in 2006. The Company will continue to pay future  royalties to NetLinc upon the sale of certain telephony products.

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

     Credit risk with respect to trade accounts  receivable is concentrated with two of the Company’s customers.  These customers accounted for approximately 40%
and 21% of the Company’s  outstanding trade accounts  receivable at December 31,

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

2006   and   2005,   respectively.   These   customers   are   distributors   of
telecommunications  and private cable  television  components,  and providers of franchise and private cable  television  service.  The Company  performs ongoing credit evaluations of its customers’ financial condition,  uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk.
The  deterioration  of the  financial  condition  of one or  more  of its  major customers could  adversely  impact the Company’s  operations.  From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket  purchase order, the Company extends payment terms beyond its standard payment terms.

     The Company’s largest customer accounted for approximately 20%, 17% and 18%
of the Company’s  sales in each of the years ended  December 31, 2006,  2005 and
2004, respectively. This customer accounted for approximately 24% and 10% of the
Company’s  outstanding trade accounts  receivable at December 31, 2006 and 2005, respectively. A second customer accounted for approximately 14% of the Company’s trade accounts  receivable at December 31, 2006. A third customer  accounted for approximately  11% of the Company’s  trade  accounts  receivable at December 31,
2005.

Note 9 - Stockholders’ Equity

     On July 24,  2002,  the  Company  commenced a stock  repurchase  program to acquire up to $300 of its  outstanding  common stock.  The stock  repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. The Company repurchased 70 shares during 2003. On June
30,  2006,  the  Company  reacquired  500  shares of stock at a basis of $886 in connection  with its sale of its  ownership  interest  in BTT (see Note 13).  On
November 14, 2006, the Company  repurchased 1,293 shares of its common stock for
$970 from a former director in a private off market block transaction.

Note 10 - Earnings (loss) Per Share

     Basic and  diluted  earnings  (loss) per share for each of the three  years ended December 31, 2006, 2005 and 2004 are calculated as follows:

                                   Net
                              Income (loss)      Shares            Per Share
                               (Numerator)    (Denominator)         Amount
                             ==============  ================  ==============
For the year ended
December 31, 2006:
   Basic and Diluted
   income per share.....           $ 342            7,592           $ 0.05
                             ==============  ================  ==============
For the year ended
December 31, 2005:
   Basic and diluted
   loss per share.......        $ (5,500)           8,015          $ (0.69)
                            ==============  ================  ==============
For the year ended
December 31, 2004:
   Basic and Diluted
   loss per share.......         $(3,122)           8,001           $(0.39)
                            ==============  ================  ==============

     The diluted share base excludes  incremental shares of 1,527, 1,282 and 672 related to stock  options for December 31,  2006,  2005 and 2004,  respectively.
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

     In  October,  1995,  the  Company’s  Board of  Directors  and  stockholders approved  the 1995 Long Term  Incentive  Plan (the "1995  Plan").  The 1995 Plan
provided for grants of "incentive stock options" or nonqualified  stock options, and awards of restricted  stock,  to  executives  and key  employees,  including
officers  and  employee  Directors.   The  1995  Plan  is  administered  by  the
Compensation Committee of the Board of Directors, which determines the optionees and the terms of the options granted under the 1995 Plan, including the exercise price, number of shares subject to the option and the exercisability thereof, as well as the recipients and number of shares awarded for restricted stock awards;
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

     In 1996, the Board of Directors  granted a non-plan,  non-qualified  option for 10 shares to an  individual,  who was not an  employee  or  director  of the
Company at the time of the  grant.  The option  was  originally  exercisable  at
$10.25 per share and  expired in 2006.  This  option was  repriced  to $6.88 per share on September 17, 1998.

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

     In May 2005,  the  stockholders  of the Company  approved the 2005 Director
Equity  Incentive Plan (the "Director  Plan").  The Director Plan authorizes the
Board of  Directors  (the  "Board")  to grant a maximum  of 200 shares of equity based and  other  performance  based  awards to non  employee  directors  of the

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

The following tables summarize  information about stock options  outstanding for each of the three years ended December 31, 2004, 2005 and 2006:

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

                            Weighted-             Weighted-           Weighted-            Weighted-           Weighted-
                            Average               Average             Average    2005      Average     2005    Average
                    1994    Exercise     1995     Exercise   1996     Exercise   Employee  Exercise   Director Exercise
                  Plan (#)  Price ($)    Plan (#) Price ($)  Plan (#) Price ($)  Plan (#)  Price ($)  Plan (#) Price ($)
                   -------------------------------------------------------------------------------------------------------
Shares under
option:
Options
outstanding at
January 1, 2004     80       3.45     1,027         5.37      114      4.70          -          -         -        -
 Granted             -          -        24         3.32       20      3.10          -          -         -        -
 Exercised           -          -       (20)        2.88        -         -          -          -         -        -
 Forfeited         (26)      2.56       (42)        5.43       (6)     4.63          -          -         -        -
Options
outstanding at
December 31, 2004   54       3.85       989         5.35      128      4.37          -          -         -        -
 Granted             -          -        76         3.84       25      3.85         80       3.76         -        -
 Exercised           -          -         -            -        -         -          -          -         -        -
 Forfeited         (31)      4.33       (39)        5.43        -         -          -          -         -        -
Options
outstanding at
December 31, 2005   23       3.40     1,026         5.24       153     4.28         80       3.76         -        -
  Granted            -          -         -            -        -         -        327       1.99        50     1.91
  Exercised          -          -         -            -        -         -          -          -         -        -
  Forfeited         (6)      6.88      (107)        6.88       (5)     4.30         (4)      3.76       (10)    1.91
Options
outstanding at
December 31, 2006   17       2.88       919         5.08       148     4.30        403       2.32        40     1.91
Options
exercisable at
December 31, 2006   17       2.88       911         5.10      148      4.30         76       3.76        40     1.91
Weighted-average
fair value of
options granted
during:  2004        -                $2.63                 $2.46                    -                    -
         2005        -                $3.84                 $3.85                $3.76                    -
         2006        -                    -                     -                $1.99                $1.91

     Total options available for grant were 257 and 667 at December 31, 2006 and
December 31, 2005, respectively.

                 Options Outstanding                      Options Exercisable
                 ------------------------                 ----------------------
                 ------------------------                 ----------------------

                   Number       Weighted-     Weighted-                Weighted-
   Range of       of Options     Average      Average       Number      Average
   Exercise       Outstanding    Remaining    Exercise   Exercisable   Exercise
   Prices ($)     at 12/31/06  Contractual   Price ($)   at 12/31/06    Price($)
                                  Life
--------------------------------------------------------------------------------

1994 Plan:
           2.88         17       4.1        2.88             17         2.88

1995 Plan:
   2.88 to 7.38        919       3.6        5.08            911         5.10

1996 Plan:
   2.05 to 7.03        148       5.1        4.30            148         4.30

2005 Employee Plan
   1.91 to 3.84        403       9.1        2.32             76         3.76

2005 Director Plan
           1.91         40       9.2        1.91             40         1.91

The  exercisable  options  under each of the Plans at  December  31, 2006 had an intrinsic value of $0.

Note 12 - Income Taxes

The following summarizes the provision (benefit) for income taxes:

                                                   Year Ended December 31,
                                              ----------------------------------

                                                 2006         2005         2004
                                              ----------------------------------
 Current:                                        $--          $--          $--
    Federal............................
    State and local....................           --           --           --
                                           -----------  -----------  ------------
                                                  --           --           --
                                           -----------  -----------  ------------
 Deferred:
    Federal............................         (427)      (1,606)         (19)
    State and local....................          (75)        (353)          (4)
                                           -----------  -----------  ------------
                                                (502)      (1,959)         (23)
                                           -----------  -----------  ------------
 Valuation allowance...................          502        1,959        2,849
                                           -----------  -----------  ------------
 Provision (benefit) for income taxes..          $ -          $ -       $2,826
                                           ===========  ===========  ============

The provision  (benefit)  for income taxes differs from the amounts  computed by applying the applicable Federal statutory rates due to the following:

                                         Year Ended December 31,
                               ---------------------------------------------

                                  2006             2005            2004
                               ------------     ------------    ------------
Provision (benefit) for Federal
income taxes at the statutory
rate.....                           $130          $(1,824)          $(101)
State and local income
taxes, net of Federal benefit....     18             (248)            (14)
Adjustment of prior year’s accruals.   -                -               -
Other, net..........................(650)             113              92
Change in valuation allowance....... 502           $1,959           2,849
                                 ------------     ------------    ------------
Provision (benefit) for income
taxes...........................    $ --             $ --          $2,826
                                 ============     ============    ============

Significant  components of the Company’s deferred tax assets and liabilities are as follows:

                                                        December 31,
                                                -----------------------------
                                                   2006              2005
                                                -----------       -----------
 Deferred tax assets:
    Allowance for doubtful accounts......           $248              $328
    Inventories..........................          2,916             3,635
    Other................................              -               128
    Goodwill.............................          2,258             2,624
    Net operating loss carry forward.....          3,275             1,532
                                                -----------       -----------
      Total deferred tax assets..........          8,697             8,247
                                                -----------       -----------
 Deferred tax liabilities:
    Depreciation.........................             (3)              (55)
                                                -----------       -----------
      Total deferred tax liabilities.....             (3)              (55)
                                                -----------       -----------
                                                   8,694             8,192
 Valuation allowance.....................         (6,338)           (5,836)
                                                -----------       -----------
 Net.....................................         $2,356            $2,356
                                                ===========       ===========

     The  Company  has  recorded  $568 and  $1,788  of short  term and long term deferred tax assets,  respectively,  as of December 31, 2006,  since it projects recovering  these  benefits over the next three to five years.  The Company also considered various tax strategies in arriving at the carrying amount of deferred tax assets.  A valuation  allowance has been recorded against the balance of the
long-term   deferred  tax  benefits  since   management  does  not  believe  the
realization  of these benefits is more likely than not. As of December 31, 2006, the Company  had a federal net  operating  loss carry  forward of  approximately
$8,619, which will begin to expire in the year 2023.

Note 13 - Discontinued  Operations and Sale of BTT  (Subscribers and passings in whole numbers)

     In June 2002 the Company  acquired  its initial  ownership  interest in BDR
Broadband,  LLC and in October 2006 acquired the 10% minority  interest that had been owned by Priority Systems, LLC for nominal consideration. In June 2002, BDR acquired certain rights-of-entry for multiple dwelling unit cable television and high-speed data systems (the "Systems"). As a result of BDR acquiring additional rights-of-entry,  at the time of divesture in December  2006,  BDR owned Systems for  approximately  25  MDU  properties  in the  State  of  Texas,  representing approximately  3,300 MDU cable  television  subscribers and 8,400 passings.  The
Systems were upgraded with  approximately  $81 and 799 of interdiction and other products of the Company  during 2006 and 2005,  respectively.  During 2004,  two
Systems located outside of Texas were sold.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

      On December 15, 2006, Blonder Tongue Laboratories, Inc. (the "Company") and
its wholly-owned  subsidiary,  BDR Broadband,  LLC, a Delaware limited liability
company  ("BDR"),   entered  into  a  Membership   Interest  Purchase  Agreement
("Purchase  Agreement")  with  DirecPath  Holdings,   LLC,  a  Delaware  limited
liability  company  ("DirecPath")  pursuant to which the Company sold all of the issued  and  outstanding  membership  interests  of BDR to  DirecPath.  BDR owns rights-of-entry  to provide video and high-speed data services to  approximately
25 multi-dwelling unit communities in the State of Texas. The sale was completed on December 15, 2006.

     Pursuant to the Purchase Agreement, DirecPath paid the Company an aggregate purchase price of $3,130 in cash, subject to certain  post-closing  adjustments, including  an  adjustment  for cash,  an  adjustment  for  working  capital  and adjustments  related to the number of subscribers for certain types of services, all as of the closing date and as set forth in the Purchase Agreement. A portion of the purchase  price,  $490,  was  deposited  into an escrow  account,  and is included as part of the prepaid and other current assets,  pursuant to an Escrow
Agreement  dated December 15, 2006,  among the Company,  DirecPath and U.S. Bank
National Association,  to secure the Company’s indemnification obligations under the Purchase Agreement.

     In addition, in connection with the purchase  transaction,  on December 15,
2006,   the  Company   entered  into  a  Purchase  and  Supply   Agreement  with
DirecPath,LLC,  a wholly-owned  subsidiary of DirecPath  ("DPLLC"),  pursuant to which  DPLLC will  purchase  $1,630 of  products  from the  Company,  subject to certain  adjustments,  over a period of three (3) years  beginning no later than
June 13,  2007.  The period in which DPLLC is  required to satisfy the  purchase commitment may be extended upon the occurrence of certain  events,  including if the Company is unable to deliver the  products  required by DPLLC.  The Purchase
Agreement  includes  customary  representations  and warranties and post-closing
covenants,   including   indemnification   obligations,   subject   to   certain
limitations,  on behalf of the parties  with  respect to their  representations, warranties and agreements made pursuant to the Purchase Agreement.  In addition, except for certain activities by Hybrid Networks, LLC, a wholly-owned subsidiary of the Company, the Company agreed, for a period of two (2) years, not to engage in any business that competes with BDR.

     In connection with the Purchase Agreement,  the Company also entered into a
Transition Services Agreement with DirecPath, pursuant to which the Company will provide  certain  administrative  and  other  services  to  DirecPath  during  a ninety-day transition period.

     As a  result  of the  above,  the  Company  reflected  the sale of BDR as a discontinued operation.  Components of the loss from discontinued operations are as follows:

                                            Year Ended December 31,
                                  ---------------------------------------------

                                     2006             2005            2004
                                  ------------     ------------    ------------
Net Sales....................     $   1,846        $   1,738       $   1,450
Cost of goods sold...........           624              765             527
                                  ------------     ------------    ------------
         Gross profit........         1,222              973             923
                                  ------------     ------------    ------------

General and administrative...         1,722            1,520           1,381
Other income.................             -                3              79
                                  ------------     ------------    ------------

Net loss.....................     $    (500)       $    (544)      $    (379)
                                  ============     ============    ============

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

     As a result of  NetLinc’s  inability to retain a contract  manufacturer  to manufacture  and  supply  the  products  in a timely  and  consistent  manner in accordance  with the requisite  specifications,  in September,  2003 the parties agreed to restructure  the terms of their business  arrangement  entered into in
March, 2003. The restructured  business arrangement was accomplished by amending certain of the agreements  previously entered into and entering into certain new agreements.  Some of the principal terms of the restructured arrangement include increasing  the Company’s  economic  ownership in NetLinc from 20% to 50% and in
BTT from 35% to 50%, all at no additional cost to the Company.  The cash portion of the purchase price in the venture was decreased from $3,500 to $1,167 and the then outstanding  balance of $342 was paid in installments of $50 per week until it was paid in full in October, 2003. BTT had an obligation to redeem the $1,167
cash  component  of  the  purchase   price  to  the  Company  via   preferential
distributions  of cash flow under  BTT’s  limited  liability  company  operating agreement.  In addition,  of the 500 shares of common stock issued to BTT as the non-cash component of the purchase price (fair valued at $1,030),  one-half (250 shares) have been pledged to the Company as collateral.  Under the  restructured arrangement,  the Company can purchase similar telephony  products directly from third party  suppliers  other than NetLinc  and, in  connection  therewith,  the
Company would pay certain  future  royalties to NetLinc and BTT from the sale of these  products  by the  Company.  While the  distributorship  agreements  among
NetLinc,  BTT and the Company  have not been  terminated,  the Company  does not anticipate purchasing products from NetLinc. NetLinc, however,  continues to own intellectual  property,  which could be further developed and used in the future to manufacture and sell telephony products under the distributorship agreements, although the Company has no present intention to do so.

     On June 30, 2006, the Company  entered into a Share Exchange and Settlement
Agreement  ("Share Exchange  Agreement") with BTT and certain related parties of
BTT.  Pursuant  to the Share  Exchange  Agreement,  in  exchange  for all of the membership  shares  of  BTT  owned  by  the  Company  (the  "BTT  Shares"),  BTT transferred  back to the Company the 500 shares of the  Company’s  common  stock that were  previously  contributed  by the  Company  to the  capital of BTT (the
"Company Common Stock"). The 500 shares of the acquired Company common stock was recorded  as  treasury  stock at the  carrying  value  ($886)  of the  Company’s investment in Blonder  Tongue  Telephone  LLC on the date of the Share  Exchange
Agreement.  Under the terms of the Share  Exchange  Agreement,  the parties also agreed to the following:

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

The following is a summary of the condensed financial statements of BTT:

                                                 June 30,         December 31,
                                                   2006               2005
                                               --------------  -----------------
 Balance Sheet
    Current assets.......................         $    13         $     23
    Non-current assets...................             401               31
    Investment in Blonder Tongue Common
    Stock................................               -              975
                                               --------------  -----------------
 Total...................................             414         $  1,029
                                               ==============  =================

    Current liabilities..................              10               19
    Payable to affiliates................             166               42
                                               --------------  -----------------
 Total liabilities.......................             176               61
                                               ==============  =================

 Net worth...............................             238              968
                                               ==============  =================
 Total liabilities and net worth.........         $   414         $  1,029
                                               ==============  =================

                                                 June 30,         December 31,
                                                   2006               2005
                                               --------------  -----------------
 Statement of Operations
    Revenue..............................        $     53         $    205
    Expenses.............................             209              640
                                               --------------  -----------------
        Net loss.........................        $   (156)           $(435)
                                               --------------  -----------------

                                                 June 30,         December 31,
                                                   2006               2005
                                               --------------  -----------------
 Cash Flows
    Net cash used in operating activities        $   (145)          $ (444)
    Net cash provided by (used in)
    investing activities.................              30               25
    Net cash provided by financing
    activities...........................             114              420
                                               --------------  -----------------
        Net decrease/increase in cash....              (1)        $      1
                                               ==============  =================

Note 14 - Other Income

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

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

     During  September  2006,  the Company’s  wholly owned  subsidiary,  Blonder
Tongue  investment  Company,  signed an  agreement to sell  selected  patents to
Moonbeam,  LLC, for net proceeds of approximately $2,000. In connection with the sale, the Company retained a non-exclusive,  royalty free,  worldwide license to continue to develop,  manufacture,  use, sell,  distribute and otherwise exploit all of the Company’s  products  currently  protected  under there  patents.  The
Company  recognized a $386 gain in connection with the sale which is included in other income for the year ended December 31, 2006.

Note 15 - Quarterly Financial Information - Unaudited

                                   2006 Quarters                 2005 Quarters

                          First  Second   Third  Fourth  First  Second   Third  Fourth
                          ------------------------------------------------------------
 Net sales............... $9,957 $9,522   9,088 $7,208 $8,852  $8,962  $9,238  $7,678
 Gross profit (loss) ....  3,298  3,012   3,438  2,618  2,303   2,607    (283)  2,704
 Earnings (loss) from
 continuing operations
 after income taxes.......   317   (332)    345   (426)  (782)   (524) (3,372)   (278)
 Discontinued
 operations:
  Loss from
  discontinued
  operations
  (net of tax)............  (125)   (72)   (170)  (133)  (108)   (117)   (144)   (175)
  Gain on disposal of
  subsidiary..............     -      -       -    938      -       -       -       -
 Net earnings (loss) .....   192   (404)    175    379   (890)   (641) (3,516)   (453)
 Basic and diluted
 earnings (loss)
 per share from
 continuing operations....  0.04  (0.04)   0.05  (0.06) (0.10)  (0.07)  (0.42)  (0.03)
 Basic and diluted
 earnings (loss)
 per share from
 discontinued operations.. (0.02)     -   (0.03) (0.01) (0.01)  (0.01)  (0.02)  (0.03)
 Basic and diluted
 gain per share
 on disposal.............      -      -       -   0.12      -       -       -       -
 Basic and diluted
 earnings (loss)
 per share..............    0.02  (0.04)   0.02   0.05  (0.11)  (0.08)  (0.44)  (0.06)

The above  amounts  differ from amounts  previously  reported due to the Company reflecting the sale of BDR Broadband, LLC as a discontinued operation.

Note 16  Subsequent Event

     Under the terms of the Purchase Agreement between DirecPath and the Company pursuant to which DirecPath acquired all of the  Company’s membership  interests in BDR,  DirecPath  paid the Company an  aggregate  purchase  price of $3,130 in cash, subject to certain post-closing  adjustments,  including an adjustment for cash, an adjustment for working capital and adjustments related to the number of subscribers for certain type of services,  all as of the closing date and as set

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

forth in the  Purchase  Agreement.  A portion of  the purchase  price ($490) was deposited into a escrow account,  pursuant to an Escrow Agreement dated December
15, 2006, among the Company,  DirecPath and U.S. Bank National  Association,  to
securethe  Company’s  indemnification  obligations under the Purchase Agreement
(see Note 13).

On March 15, 2007, the Company received a Final Purchase Price  Certificate (the
"Certificate") as defined under the Purchase Agreement.  The  Certificate states various  purchase price  adjustments  aggregating approximately  $970 are due to
DirecPath.  The Company is in the early stages of evaluating the claims outlined in the  Certificate.  At this time, the Company does not believe the claims have any merit and  intends to file a  Disputed  Items  Notice  within the sixty days period allowed under the Purchase Agreement.

             Report of Independent Registered Public Accounting Firm

To the Audit Committee of
the Board of Directors and Stockholders of
Blonder Tongue Laboratories, Inc.
Old Bridge, New Jersey

The audits referred to in our report dated February 23, 2007, except for Note 16 as to which the date is March 29, 2007,  relating to the consolidated  financial statements  of Blonder  Tongue  Laboratories,  Inc. and  Subsidiaries,  which is contained  in Item 8 of this Form 10-K,  included  the  audits of the  financial statement  schedule listed in the accompanying  index. This financial  statement schedule is the responsibility of the Company’s  management.  Our responsibility is to express an opinion on this  financial  statement  schedule  based upon our audits.

In our opinion,  such financial  statement  schedule presents fairly, in all material respects, the information set forth therein.

/s/ Marcum and Kliegman, LLP

Marcum and Kliegman, LLP
New York, New York

February 23, 2007, except for Note 16 as to
which date is March 29, 2007

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Blonder Tongue Laboratories, Inc.:

The audit referred to in our report dated April 12, 2005 (except for Note 13 for which date is March 27, 2007), relating to the consolidated financial statements of Blonder Tongue  Laboratories,  Inc. and  subsidiaries,  which is contained in
Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the  accompanying  index.  This  financial  statement  schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion,  such  financial  statement  schedule  presents  fairly,  in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey

April 12, 2005, except for Note 13
for which date is March 27, 2007

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

           SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              for the years ended December 31, 2006, 2005 and 2004
                             (Dollars in thousands)

               Column A           Column B           Column C          Column D    Column E
                                                    Additions
                                 Balance at                 Charged
        Allowance for Doubtful    Beginning    Charged     to Other   Deductions  Balance at
               Accounts            of Year   to Expenses   Accounts   Write-Offs End of Year
      ------------------------   ----------  -----------   --------   ---------- ------------
Year ended December 31, 2006:         $863        $110          -      ($321)(1)      $652
Year ended December 31, 2005:         $607        $256          -           -(1)      $863
Year ended December 31, 2004:       $1,192        $107          -      ($692)(1)      $607

          Deferred Tax Asset
         Valuation Allowance
        ---------------------
Year ended December 31, 2006:       $5,836        $415          -           -       $6,251
Year ended December 31, 2005:       $3,877      $1,959          -           -       $5,836
Year ended December 31, 2004:       $1,028      $2,849          -           -       $3,877

          Inventory Reserve
         -------------------
Year ended December 31, 2006:       $8,716        $114          -    ($2,000)(2)    $6,830
Year ended December 31, 2005:       $4,344      $4,372          -           -       $8,716
Year ended December 31, 2004:       $3,472        $872          -           -       $4,344

(1)      Write off of uncollectible accounts.
(2)      Disposal of fully reserved inventory.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BLONDER TONGUE LABORATORIES, INC.

Date:  March 30, 2007                       By:       /s/ James A. Luksch
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

Name                                     Title                               Date

/S/ JAMES A. LUKSCH             Director and Chief Executive Officer     March 30, 2007
James A. Luksch                 (Principal Executive Officer)

/S/ ERIC SKOLNIK                Senior Vice President and Chief          March 30, 2007
Eric Skolnik                    Financial Officer (Principal
                                Financial Officer and Principal
                                Accounting Officer)

/S/ ROBERT J. PALLE, JR.        Director, President, Chief               March 30, 2007
Robert J. Palle, Jr.            Operating Officer and Secretary

/S/ JOHN E. DWIGHT                 Director                              March 30, 2007
John E. Dwight

/S/ JAMES F. WILLIAMS              Director                              March 30, 2007
James F. Williams

/S/ ROBERT B. MAYER                Director                              March 30, 2007
Robert B. Mayer

/S/  GARY P. SCHARMETT             Director                              March 30, 2007
Gary P. Scharmett

/S/ ROBERT E. HEATON               Director                              March  30, 2007
Robert E.  Heaton

