Form 10-Q
period 2007-03-31
BLONDER TONGUE LABORATORIES INC
filed 2007-05-15
CIK 1000683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007,

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

Yes       No   X

Number of shares of common  stock,  par value $.001,  outstanding  as of May 15,
2007: 6,222,252

                      The Exhibit Index appears on page 17.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   (unaudited)
                                                    March 31,       December 31,
                                                   ---------------------------------
                                                            2007           2006
               Assets (Note 4)
 Current assets:
      Cash.........................................          $51           $ 84
      Accounts receivable, net of
      allowance for doubtful accounts
      of $737 and $652 respectively ...............        3,272          3,874
      Inventories (Note 3).........................        9,443          9,708
      Prepaid and other current assets.............          893            708
      Deferred income taxes .......................          568            568
                                                    --------------- --------------
          Total current assets.....................       14,227         14,942
 Inventories, net non-current (Note 3).............        5,731          5,052
 Property, plant and equipment, net of
     accumulated depreciation and amortization ....        4,451          4,537
 Patents, net .....................................           99            107
 Other assets, net ................................          767            796
 Deferred income taxes ............................        1,788          1,788
                                                    --------------- --------------
                                                         $27,063        $27,222
                                                    =============== ==============

               Liabilities and Stockholders' Equity
 Current liabilities:
      Current portion of long-term debt (Note 4)...       $3,581         $2,469
      Accounts payable.............................        1,111          1,397
      Accrued compensation.........................          608            742
      Accrued benefit liability....................          103            103
      Income taxes payable.........................           55            461
      Other accrued expenses.......................          237            259
                                                    --------------- --------------
          Total current liabilities................        5,695          5,431
                                                    --------------- --------------

 Long-term debt (Note 4)...........................        1,498          1,559
 Commitments and contingencies ....................            -              -
 Stockholders' equity:
      Preferred stock, $.001 par value;
      authorized 5,000 shares;
      no shares outstanding........................            -              -
      Common stock, $.001 par value;
      authorized 25,000 shares, 8,465 shares Issued            8              8
      Paid-in capital..............................       24,534         24,454
      Retained earnings............................        3,465          3,907
      Accumulated other comprehensive loss.........         (826)          (826)
      Treasury stock, at cost,  2,242 shares,......       (7,311)        (7,311)
                                                    --------------- --------------
          Total stockholders' equity...............       19,870         20,232
                                                    --------------- --------------
                                                         $27,063        $27,222
                                                    =============== ==============

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                    Three Months Ended
                                                         March 31,
                                            -------------------------------------
                                                 2007                 2006
                                            ---------------      ----------------

 Net sales..................................     $7,499                $9,957
 Cost of goods sold.........................      5,004                 6,659
                                            ---------------      ----------------
     Gross profit...........................      2,495                 3,298
                                            ---------------      ----------------
 Operating expenses:
     Selling................................      1,307                 1,112
     General and administrative.............      1,452                 1,232
     Research and development...............        460                   392
                                            ---------------      ----------------
                                                  3,219                 2,736
                                            ---------------      ----------------
 Earnings (loss) from operations............       (724)                  562
                                            ---------------      ----------------
 Other expense
     Interest expense (net).................       (118)                 (180)
     Equity in loss of Blonder Tongue
     Telephone, LLC.........................          -                   (65)
                                            ---------------      ----------------
                                                   (118)                 (245)
                                            ---------------      ----------------
 Earnings (loss ) from continuing
 operations before income taxes                    (842)                  317
 Provision (benefit) for income taxes.......          -                     -
                                            ---------------      ----------------
 Earnings (loss ) from continuing operations       (842)                  317
 Loss from discontinued operations..........          -                  (125)
                                            ---------------      ----------------
 Net earnings (loss)........................      $(842)                 $192
                                            ===============      ================
 Basic and diluted earnings (loss)
 per share from continuing operations ......     $(0.14)                $0.04
 .......
 Basic and diluted loss per share
 from discontinued operations .                       -                 (0.02)
                                            ---------------      ----------------
 Basic and diluted net earnings
 (loss) per share ...............                $(0.14)                $0.02
                                            ===============      ================
 Basic and diluted weighted average
 shares outstanding..........                     6,222                 8,015
                                            ===============      ================

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                  Three Months Ended March 31,
                                               ----------------------------------
                                                    2007               2006
                                               ---------------  -----------------
 Cash Flows From Operating Activities:
   Net earnings (loss).........................     $(842)              $192
   Adjustments to reconcile net earnings
   (loss) to cash
    used in operating activities:
     Stock compensation expense................        80                  3
     Equity in loss from Blonder Tongue
     Telephone, LLC.....                                -                 65
     Depreciation..............................       120                243
     Amortization .............................         8                160
     Allowance for doubtful accounts...........        85                 64
  Changes in operating assets and liabilities:
     Accounts receivable.......................       517             (1,900)
     Inventories...............................      (414)             1,190
     Prepaid and other current assets..........      (185)              (254)
     Other assets..............................        29               (119)
     Income taxes..............................        (6)                (4)
     Accounts payable, accrued compensation
     and other accrued expenses.                     (442)              (776)
                                               ---------------  -----------------
       Net cash used in operating activities...    (1,050)            (1,136)
                                               ---------------  -----------------
Cash Flows From Investing Activities:
   Capital expenditures........................       (34)              (162)
                                               ---------------  -----------------
       Net cash used in investing activities...       (34)              (162)
                                               ---------------  -----------------
 Cash Flows From Financing Activities:
   Borrowings of debt..........................     9,075                736
   Repayments of debt..........................    (8,024)              (108)
                                               ---------------  -----------------
       Net cash provided by financing
       activities                                   1,051                628
                                               ---------------  -----------------
       Net decrease in cash....................       (33)              (670)
                                               ---------------  -----------------
 Cash, beginning of period.....................        84                787
                                               ---------------  -----------------
 Cash, end of period...........................       $51               $117
                                               ===============  =================
Supplemental Cash Flow Information:
   Cash paid for interest......................      $126               $128
   Cash paid for income taxes..................        $6                 $4

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
and subsidiaries  (including BDR Broadband,  LLC, "BDR").  On December 15, 2006,
BDR  was  sold.  As a  result,  the  Company  reflected  the  sale  of  BDR as a discontinued operation.  Significant intercompany accounts and transactions have been eliminated in consolidation.

     The  Company's  investment  in Blonder  Tongue  Telephone,  LLC ("BTT") and
NetLinc Communications,  LLC ("NetLinc") were accounted for on the equity method since the Company did not have  control over these  entities.  On June 30, 2006, the Company sold its ownership interest in BTT. See Note 5.

     The results for the first quarter of 2007 are not necessarily indicative of the results to be expected  for the full fiscal year and have not been  audited.
In the opinion of management,  the accompanying unaudited consolidated financial statements  contain all  adjustments,  consisting  primarily of normal recurring accruals,  necessary for a fair  statement of the results of operations  for the period presented and the consolidated  balance sheet at March 31, 2007.  Certain information and footnote  disclosures  normally included in financial statements prepared in accordance with generally accepted  accounting  principles have been condensed or omitted pursuant to the SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto that were  included in the  Company's  latest annual report on Form 10-K for the year ended December 31, 2006.

Note 2 - New Accounting Pronouncement

     Effective  January  1,  2007,  the  Company  adopted  Financial  Accounting
Standards Board ("FASB")  Interpretation  Number 48, "Accounting for Uncertainty
in Income Taxes, an  interpretation  of FASB Statement No. 109," ("FIN No. 48"), which  prescribes  a  single,  comprehensive  model  for  how a  company  should recognize,  measure,  present and disclose in its financial statements uncertain tax positions  that the company has taken or expects to take on its tax returns.
Upon adoption of FIN No. 48, the Company  recognized a decrease of approximately
$400 in the liability for unrecognized tax benefits,  which was accounted for as an increase to retained earnings of $400 as of January 1, 2007.

     As of  January  1,  2007,  after  the  implementation  of FIN No.  48,  the
Company's amount of unrecognized tax benefits is $55. The amount of unrecognized tax benefits,  if recognized,  would not have a material impact on the Company's effective  tax rate.  The Company  files income tax returns in the United States
(federal) and in various state  jurisdictions.  The Company is no longer subject to federal and state income tax  examinations by tax authorities for years prior to 2003.

Note 3 - Inventories

         Inventories net of reserves are summarized as follows:
                                                (unaudited)
                                                 March 31,         Dec. 31,
                                                    2007             2006
                                               ---------------   -------------
 Raw Materials...............................      $8,509            $8,564
 Work in process.............................       1,489             1,864
 Finished Goods..............................      12,006            11,162
                                               ---------------   -------------
                                                   22,004            21,590
 Less current inventory......................      (9,443)           (9,708)
                                               ---------------   -------------
                                                   12,561            11,882
 Less Reserve primarily for excess inventory.      (6,830)           (6,830)
                                               ---------------   -------------
                                                   $5,731            $5,052
                                               ===============   =============

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

     On December 15, 2006, the Company and BDR, as Borrowers, and Blonder Tongue
Investment  Company,  a  wholly-owned  subsidiary of the Company,  as Guarantor, executed a Second Amendment to Credit and Security  Agreement (the  "Amendment")
with NCBC and the Bank.  The  Amendment  removes BDR as a  "Borrower"  under the
Credit Agreement and includes other  modifications  and amendments to the Credit
Agreement and related ancillary agreements necessitated by the removal of BDR as a Borrower.  These other  modifications  and  amendments  include a reduction of approximately  $1,400 to the maximum amount of Revolving Advances that NCBC will make to the Company due to the release  from  collateral  of the rights of entry owned by BDR.

     At March 31,  2007,  the Company was in  violation  of a certain  financial covenant,  compliance  with  which was waived by the Bank  effective  as of that date.

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

Note 5 - Discontinued  Operations and Sale of BTT  (Subscribers  and passings in whole numbers)

     In June 2002 the Company acquired its initial 90% ownership interest in BDR
Broadband,  LLC and in October 2006 acquired the 10% minority  interest that had been owned by Priority Systems, LLC for nominal consideration. In June 2002, BDR acquired certain rights-of-entry for multiple dwelling unit cable television and high-speed data systems (the "Systems"). As a result of BDR acquiring additional rights-of-entry,  at the time of divesture in December  2006,  BDR owned Systems for  approximately  25  MDU  properties  in the  State  of  Texas,  representing approximately  3,300 MDU cable  television  subscribers and 8,400 passings.  The
Systems were upgraded with  approximately $81 and $799 of interdiction and other products of the Company  during 2006 and 2005,  respectively.  During 2004,  two
Systems located outside of Texas were sold.

     On  December  15,  2006,  the Company and BDR,  entered  into a  Membership
Interest Purchase Agreement ("Purchase Agreement") with DirecPath Holdings, LLC, a  Delaware  limited  liability  company  ("DirecPath"),  pursuant  to which the
Company sold all of the issued and  outstanding  membership  interests of BDR to
DirecPath.

     Pursuant to the Purchase Agreement, DirecPath paid the Company an aggregate purchase price of $3,130 in cash, subject to certain  post-closing  adjustments, including  an  adjustment  for cash,  an  adjustment  for  working  capital  and adjustments  related to the number of subscribers for certain types of services, all as of the closing date and as set forth in the Purchase Agreement. A portion of the purchase price,  $490 (which is included as part of the prepaid and other current  assets),  was deposited  into an escrow  account  pursuant to an Escrow
Agreement  dated December 15, 2006,  among the Company,  DirecPath and U.S. Bank
National Association,  to secure the Company's indemnification obligations under the Purchase Agreement.

     On March 15, 2007,  the Company  received from  DirecPath a Final  Purchase
Price Certificate (the  "Certificate") as defined under the Purchase  Agreement.
The  Certificate   asserts  various  purchase  price   adjustments   aggregating
approximately  $970 are due to DirecPath.  The Company is evaluating  the claims outlined in the  Certificate.  At this time,  the  Company  does not believe the claims have any merit and  intends to file a Disputed  Items  Notice  within the sixty days period allowed under the Purchase Agreement.

     In addition, in connection with the purchase  transaction,  on December 15,
2006, the Company  entered into a Purchase and Supply  Agreement with DirecPath,
LLC, a wholly-owned  subsidiary of DirecPath ("DPLLC"),  pursuant to which DPLLC
will  purchase  $1,630  of  products  from  the  Company,   subject  to  certain
adjustments,  over a period of three (3) years  beginning no later than June 13,
2007.  The period in which DPLLC is required to satisfy the purchase  commitment may be extended upon the occurrence of certain events,  including if the Company is unable to deliver the  products  required by DPLLC.  The  Purchase  Agreement includes customary  representations  and warranties and post-closing  covenants, including indemnification obligations, subject to certain limitations, on behalf of the parties with respect to their representations,  warranties and agreements made  pursuant  to the  Purchase  Agreement.  In  addition,  except for  certain activities by Hybrid  Networks,  LLC, a wholly-owned  subsidiary of the Company, the Company agreed, for a period of two (2) years, not to engage in any business that competes with BDR.

     In connection with the Purchase Agreement,  the Company also entered into a
Transition Services Agreement with DirecPath, pursuant to which the Company will provide  certain  administrative  and  other  services  to  DirecPath  during  a ninety-day transition period, which was extended and completed in April, 2007.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                  (unaudited)

     As a result of the above,  the  Company  reflected  the sale of BDR and the results of its  operations  for the three  months  ended  March 31,  2006,  as a discontinued operation.  Components of the loss from discontinued operations are as follows:

                                                       Three
                                                      months
                                                       ended
                                                     March 31,
                                                       2006
                                                    ------------
Net Sales..................................              $430
Cost of goods sold.........................               158
                                                    ------------
         Gross profit......................               272
                                                    ------------

General and administrative.................               397
                                                    ------------

Net loss...................................              $125
                                                    ============

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

o    the Company granted BTT a non-transferable equipment purchase credit in the aggregate  amount of $400 (subject to certain  off-sets as set forth in the
     Share Exchange  Agreement);  two-thirds  (2/3rds) of which ($270) had to be used  solely for the  purchase of  telephony  equipment  and the  remaining one-third  (1/3rd)  of which  ($130)  could be used for  either  video/data equipment or telephony equipment;

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

     As of March 31,  2007 the  Chief  Executive  Officer  was  indebted  to the
Company in the amount of $162,  for which no  interest  has been  charged.  This indebtedness  arose  from a series  of cash  advances,  the  latest of which was advanced in February  2002 and is included in other assets at March 31, 2007 and
December 31, 2006.

     As described in Note 5, the Company  entered into a series of agreements in
2003 pursuant to which it acquired a 50% economic  ownership interest in NetLinc and BTT. As the non-cash component of the purchase price, the Company issued 500 shares  of its  common  stock to BTT,  resulting  in BTT  becoming  the owner of greater  than 5% of the  outstanding  common  stock of the  Company.  As further described  in Note 5, on June  30,  2006 the  Company  entered  into  the  Share
Exchange Agreement with BTT and certain related parties pursuant to which, among other  things,  the Company  received  back these 500 shares in exchange for the
Company's  membership  interest  in BTT and  the  grant  to BTT of an  equipment purchase credit of $400,  which was exercised in 2006. The Company will continue to pay future royalties to NetLinc upon the sale of certain telephony products.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Forward-Looking Statements

     In addition to  historical  information,  this  Quarterly  Report  contains forward-looking  statements  relating to such matters as  anticipated  financial performance,  business  prospects,  technological  developments,  new  products, research and development  activities and similar matters. The Private Securities
Litigation  Reform  Act of  1995  provides  a safe  harbor  for  forward-looking statements.  In order to comply with the terms of the safe  harbor,  the Company notes that a variety of factors  could cause the  Company's  actual  results and
experience  to  differ   materially  from  the  anticipated   results  or  other
expectations expressed in the Company's  forward-looking  statements.  The risks and uncertainties  that may affect the operation,  performance,  development and results of the Company's business include, but are not limited to, those matters discussed  herein in the section  entitled Item 2 - Management's  Discussion and
Analysis of Financial Condition and Results of Operations.  The words "believe",
"expect",    "anticipate",    "project"   and   similar   expressions   identify
forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Company  undertakes no obligation to publicly revise these forward-looking  statements to reflect events or circumstances  that arise after the date hereof.  Readers should carefully review the risk factors  described in other  documents  the Company  files from time to time with the  Securities  and
Exchange Commission,  including without limitation,  the Company's Annual Report on Form 10-K for the year ended  December 31, 2006 (See Item 1 - Business;  Item
1A - Risk  Factors;  Item  3 -  Legal  Proceedings  and  Item  7 -  Management's
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

     A key  component of the  Company's  strategy is to leverage its  reputation across a broad product line, offering one-stop shop convenience to private cable and franchise  cable system  operators  and  delivering  products  having a high performance-to-cost  ratio.  The Company  continues  to expand its core  product lines (headend and distribution),  to maintain its ability to provide all of the electronic  equipment  necessary  to build small  cable  systems and much of the equipment needed in larger systems for the most efficient  operation and highest profitability  in high density  applications.  The Company has also divested its interests in certain non-core businesses as part of its strategy to focus on the efficient operation of its core businesses.

     Over the past several years,  the Company expanded beyond its core business by acquiring a private cable  television  system (BDR  Broadband,  LLC).  During
2003,  the Company  also  acquired  an interest in a company  offering a private telephone  program for  multiple  dwelling  unit  applications  (Blonder  Tongue
Telephone, LLC). However, as part of its strategy to focus on its core business, the Company sold its interests in these  businesses  during 2006. The results of operations  from BDR  Broadband,  LLC, as well as the gain due to its sale,  are reflected as discontinued operations in the consolidated statement of operations included in the Company's Annual Report on Form 10-K for the year ended December
31, 2006 and this Quarterly Report on Form 10-Q. These  acquisitions and related dispositions  are  described  in more  detail  below,  along with  other  recent transactions affecting the Company in recent years.

     On  December  15,  2006,  the  Company   completed  the  divesture  of  its
wholly-owned subsidiary,  BDR Broadband, LLC ("BDR"), through the sale of all of the issued and  outstanding  membership  interests of BDR to DirecPath,  a joint venture  between Hicks  Holdings LLC and The DIRECTV  Group,  Inc. The aggregate sale price was  approximately  $3.1 million resulting in a gain of approximately
$938,000  on  the  sale,  subject  to  certain  post-closing  adjustments.  This divestiture  is  expected  to  result in  annualized  savings  of  approximately
$525,000  per year.  The  transaction  included a long-term  equipment  purchase commitment  from  DirecPath,  pursuant to which a subsidiary  of DirecPath  will
purchase   $1,630,000  of  products   from  the  Company,   subject  to  certain
adjustments,  over a period of three (3) years  beginning no later than June 13,
2007. It is also  anticipated  that Blonder  Tongue will provide  DirecPath with certain systems engineering and technical services.

     Under the terms of the Purchase Agreement between DirecPath and the Company pursuant to which DirecPath acquired all of the Company's  membership  interests in BDR,  DirecPath paid the Company an aggregate purchase price of $3,130,000 in cash, subject to certain post-closing  adjustments,  including an adjustment for cash, an adjustment for working capital and adjustments related to the number of subscribers for certain type of services,  all as of the closing date and as set forth in the  Purchase  Agreement.  A portion of the purchase  price  ($490,000, which is included as part of the prepaid and other current assets) was deposited into an escrow account, pursuant to an Escrow Agreement dated December 15, 2006, among the Company,  DirecPath and U.S. Bank National Association,  to secure the
Company's indemnification obligations under the Purchase Agreement.

     On March 15, 2007,  the Company  received from  DirecPath a Final  Purchase
Price Certificate (the  "Certificate") as defined under the Purchase  Agreement.
The  Certificate   asserts  various  purchase  price   adjustments   aggregating
approximately  $970,000  are due to  DirecPath.  The Company is  evaluating  the claims outlined in the  Certificate.  At this time, the Company does not believe the claims have any merit and intends to file a Disputed Items Notice within the sixty days period allowed under the Purchase Agreement.

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
other products of the Company during 2006,  2005 and 2004,  respectively.  While the Company continued to invest in and expand BDR's business, in August 2006 the
Company  determined  to seek a buyer for BDR and exit the  business of operating
Systems  in  Texas  to  allow  the  Company  to  pursue  alternative   strategic
opportunities.  In October 2006, several months prior to the divestiture of BDR, the Company  acquired the 10% minority  interest that had been owned by Priority
Systems, LLC, for nominal consideration.

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

     Through  its  ownership  interest  in BTT,  the  Company  was  involved  in providing a  proprietary  telephone  system  suited to MDU  development  and was entitled  to  receive  incremental  revenues  associated  with  direct  sales of telephony  products,  however,  revenues  derived  from sales of such  telephony products and services  were not  material.  NetLinc  owns  patents,  proprietary technology and know-how for certain  telephony  products that allow  Competitive
Local  Exchange  Carriers  ("CLECs") to  competitively  provide voice service to
MDUs. While NetLinc's  intellectual property could be further developed and used in the future to  manufacture  and sell telephony  products,  the Company has no present intention to do so.

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
Pursuant  to  the  Share  Exchange   Agreement,   the  Company   granted  BTT  a
non-transferable  equipment  purchase credit in the aggregate amount of $400,000
(subject to certain  off-sets),  which was  exercised in full by  September  30,
2006.  The  Company's  equity  in  loss of BTT was  approximately  $107,000  and
$437,000  for the fiscal years ended  December 31, 2006 and 2005,  respectively.
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

     On December 14, 2006, the Company's wholly-owned subsidiary, Blonder Tongue
Investment Company, completed the sale of selected patents, patent applications, provisional patent  applications and related foreign patents and applications to
Moonbeam L.L.C. for net proceeds of $2,000,000. In connection with the sale, the
Company has retained a non-exclusive,  royalty free, worldwide right and license to use these patents to continue to develop,  manufacture, use, sell, distribute and otherwise exploit all of the Company's  products  currently  protected under the  patents.  These  products  include  some of the  interdiction  lines in the
Addressable  Subscriber  category of  equipment,  some of which were part of the interdiction business acquired from  Scientific-Atlanta,  Inc. ("Scientific") in
1998.

     One of the Company's recent  initiatives is to manufacture  products in the
People's   Republic  of  China   ("PRC")  in  order  to  reduce  the   Company's
manufacturing costs and allow a more aggressive marketing program in the private cable  market.  Towards  this end, on  November  11,  2005,  the Company and its wholly-owned  subsidiary,  Blonder  Tongue Far East,  LLC,  a  Delaware  limited liability company,  entered into a joint venture agreement ("JV Agreement") with
Master Gain International  Industrial Limited, a Hong Kong corporation  ("Master
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

     Although  the  termination  of the JV Agreement  has delayed the  Company's efforts  to move  production  of its  products  to the  Far  East,  the  Company continues to believe  that  shifting  production  to the Far East is in the best interests of the Company.  The Company has shifted its manufacturing  initiative in the PRC to now entail a combination of contract manufacturing  agreements and purchasing  agreements with key PRC  manufacturers  that can most fully meet the
Company's needs.  The Company has entered into a manufacturing  agreement with a core contract  manufacturer  in the PRC that would govern its  production of the
Company's high volume and complex  products upon the receipt of purchase  orders from the Company.  It is  anticipated  this  transition  will relate to products representing  a significant  portion of the Company's net sales and will be done in phases over the next several years,  with the first products  estimated to be transitioning within the next 6 to 9 months.

     In  addition,  on February  27, 2006 (the  "Effective  Date"),  the Company
entered  into  a  series  of  agreements  related  to  its  MegaPort(TM)line  of high-speed data communications  products.  As a result of these agreements,  the
Company has expanded  its  distribution  territory,  favorably  amended  certain pricing  and  volume  provisions  and  extended  by 10  years  the  term  of the distribution agreement for its  MegaPort(TM)product  line. These agreements also require the Company to guaranty payment due by Shenzhen Junao Technology Company
Ltd. ("Shenzhen") to Octalica, Ltd. ("Octalica"),  in connection with Shenzhen's purchase of T.M.T.-Third  Millennium  Technology  Limited ("TMT") from Octalica.
Shenzhen is an affiliate of Master Gain. In exchange for this guaranty, MegaPort
Technology, LLC ("MegaPort"), a wholly-owned subsidiary of the Company, obtained an assignable  option (the "Option") to acquire  substantially all of the assets and assume  certain  liabilities of TMT on  substantially  the same terms as the acquisition  of TMT by Shenzhen from  Octalica.  The purchase price for TMT and, therefore,  the amount and payment terms guaranteed by the Company is the sum of
$383,150 plus an earn-out. The earn-out will not exceed 4.5% of the net revenues derived  from  the  sale of  certain  products  during  a  period  of 36  months commencing  after the sale of  certain  specified  quantities  of TMT  inventory following the Effective  Date. The cash portion of the purchase price is payable
(i) $22,100 on the 120th day following the Effective  Date,  (ii) $22,100 on the last day of the  twenty-fourth  month  following the Effective  Date,  and (iii)

$338,950  commencing  upon  the  later  of (A)  the  second  anniversary  of the
Effective  Date and (B) the date after which  certain  volume sales  targets for each of the  MegaPort(TM)  products  have been met,  and then only as and to the extent that revenues are derived from sales of such products.  In February 2007,
MegaPort  sent notice to TMT and Shenzhen of its election to exercise the Option to acquire  substantially  all of the assets of TMT.  Upon  consummation  of the acquisition,  MegaPort,  or its assignee,  will pay Shenzhen, in the same manner and at the same times,  cash payments  equal to the purchase  price payments due from Shenzhen to Octalica and will assume certain liabilities of TMT.

Results of Operations

First three months of 2007 Compared with first three months of 2006

     Net Sales. Net sales decreased  $2,458,000,  or 24.7%, to $7,499,000 in the first three  months of 2007 from  $9,957,000  in the first three months of 2006.
The  decrease  in  sales is  primarily  attributed  to a  decrease  in  headend, distribution  and interdiction  product sales.  Headend products were $3,887,000 and  $5,050,000,  distribution  products  were  $1,463,000  and  $1,963,000  and interdiction  products  were  $198,000 and $622,000 in the first three months of
2007 and 2006, respectively.

     Cost of Goods Sold.  Cost of goods sold  decreased  to  $5,004,000  for the first three  months of 2007 from  $6,659,000  for the first three months of 2006 and  decreased  as a percentage  of sales to 66.7% from 66.9%.  The decrease was attributed primarily to a decrease in sales in the first three months of 2007 as compared to 2006.

     Selling  Expenses.  Selling expenses  increased to $1,307,000 for the first three  months of 2007 from  $1,112,000  in the  first  three  months of 2006 and increased as a  percentage  of sales to 17.4% for the first three months of 2007 from  11.2% for the  first  three  months of 2006.  The  $195,000  increase  was primarily the result of an increase in salaries and fringe  benefits of $139,000 due to an increase in headcount and an increase of consulting fees of $25,000.

     General and Administrative  Expenses.  General and administrative  expenses increased to $1,452,000  for the first three months of 2007 from  $1,232,000 for the first three months of 2006 and  increased as a percentage  of sales to 19.4%
for the first  three  months of 2007 from  12.4% for the first  three  months of
2006. The $220,000  increase was primarily the result of an increase in salaries and fringe  benefits of  $170,000,  due  primarily  to an increase in  executive compensation and an increase in professional fees of $60,000.

     Research  and  Development  Expenses.  Research  and  development  expenses increased  to $460,000 in the first  three  months of 2007 from  $392,000 in the first three months of 2006 and  increased  as a percentage  of sales to 6.1% for the first  three  months of 2007 from 3.9% for the first  three  months of 2006.
This  $68,000  increase is  primarily  the result of an increase in salaries and fringe  benefits of $32,000 due to an increase in  headcount  and an increase in consulting fees of $29,000.

     Operating  Income  (Loss).  Operating  loss of $724,000 for the first three months of 2007  represents a decrease from operating  income of $562,000 for the first three months of 2006.  Operating income as a percentage of sales decreased to (9.7) % in the first three months of 2007 from 5.6% in the first three months of 2006.

     Other Expense.  Interest  expense  decreased to $118,000 in the first three months of 2007 from $180,000 in the first three months of 2006.  The decrease is the result of lower average borrowing.

     Income  Taxes.  The current  provision for income taxes for the first three months of 2007 and 2006 was zero. A valuation allowance has been recorded on the
2007 and 2006  deferred  tax  assets.  As a result of the  Company's  historical losses, there is no change in the remaining deferred tax asset in 2007 or 2006.

Liquidity and Capital Resources

     As of March 31, 2007 and December 31, 2006, the Company's  working  capital was $8,532,000 and $9,511,000,  respectively. The decrease in working capital is attributable  primarily to an increase in borrowings under the revolving line of credit of $1,120,000 and a decrease in accounts receivable of $517,000.

     The Company's  net cash used in operating  activities  for the  three-month period  ended March 31, 2007 was  $1,050,000,  compared  to  $1,136,000  for the three-month period ended March 31, 2006.

     Cash used in investing  activities for the  three-month  period ended March
31, 2007 was $34,000,  which was primarily  attributable to capital expenditures for new equipment.

     Cash provided by financing  activities  was  $1,051,000 for the first three months of 2007,  which was comprised of $9,075,000 of net  borrowings  offset by
$8,024,000 of repayment of debt.

     On  December  29,  2005 the  Company  entered  into a Credit  and  Security
Agreement ("Credit Agreement") with National City Business Credit, Inc. ("NCBC")
and National City Bank (the  "Bank").  The Credit  Agreement  provides for (i) a
$10,000,000 asset based revolving credit facility  ("Revolving Loan") and (ii) a
$3,500,000  term loan facility  ("Term  Loan"),  both of which have a three year term.  The amounts which may be borrowed  under the Revolving  Loan are based on certain  percentages of Eligible  Receivables  and Eligible  Inventory,  as such terms are defined in the Credit Agreement.  The obligations of the Company under the  Credit  Agreement  are  secured by  substantially  all of the assets of the
Company.

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

     On December 15, 2006, the Company and BDR, as Borrowers, and Blonder Tongue
Investment  Company,  a  wholly-owned  subsidiary of the Company,  as Guarantor,
entered  into  a  Second  Amendment  to  Credit  and  Security   Agreement  (the
"Amendment")  with NCBC and the Bank. The Amendment  removes BDR as a "Borrower"
under the Credit  Agreement  as amended and  includes  other  modifications  and amendments to the Credit Agreement and related ancillary agreements necessitated by the removal of BDR as a Borrower.  These other  modifications  and amendments include  a  reduction  of  approximately  $1,400,000  to the  maximum  amount of
Revolving  Advances  that NCBC will make to the Company due to the release  from collateral of the rights of entry owned by BDR.

     At March 31,  2007,  the Company was in  violation  of a certain  financial covenant,  compliance  with  which was waived by the Bank  effective  as of that date.

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

     At March 31, 2007,  there was $3,319,000 and $1,708,000  outstanding  under the NCBC Revolving Loan and Term Loan, respectively.

     The Company  anticipates that the cash generated from operations,  existing cash balances and amounts available under its credit facility with NCBC, will be sufficient to satisfy its foreseeable working capital needs.

New Accounting Pronouncement

     Effective  January  1,  2007,  the  Company  adopted  Financial  Accounting
Standards Board ("FASB")  Interpretation  Number 48, "Accounting for Uncertainty
in Income Taxes, an  interpretation of FASB Statement No. 109," ("FIN" No. 48"), which  prescribes  a  single,  comprehensive  model  for  how a  company  should recognize,  measure,  present and disclose in its financial statements uncertain tax positions  that the company has taken or expects to take on its tax returns.

Upon adoption of FIN No. 48, the Company  recognized a decrease of approximately
$400,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings of $400,000 as of January 1, 2007.

     As of  January  1,  2007,  after  the  implementation  of FIN No.  48,  the
Company's  amount  of  unrecognized  tax  benefits  is  $55,000.  The  amount of unrecognized  tax benefits,  if recognized,  would not have a material impact on the Company's  effective  tax rate.  The Company files income tax returns in the
United States  (federal) and in various state  jurisdictions.  The Company is no longer subject to federal and state income tax  examinations  by tax authorities for years prior to 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  market  risk  inherent  in the  Company's  financial  instruments  and positions represents the potential loss arising from adverse changes in interest rates.  At  March  31,  2007  and 2006 the  principal  amount  of the  Company's aggregate  outstanding variable rate indebtedness was $5,027,000 and $7,980,000, respectively.  A  hypothetical  100 basis point increase in interest rates would have had an annualized  unfavorable impact of approximately $50,000 and $80,000, respectively,  on the  Company's  earnings  and  cash  flows  based  upon  these quarter-end debt levels. With regard to the Company's  $3,500,000 Term Loan with
NCBC,  the  Company  entered  into an  interest  rate swap  with the Bank  which exchanges the variable  interest rate of the Term Loan for a fixed interest rate of 5.13% per annum.  This interest rate swap, which became effective January 10,
2006 and runs through the maturity of the three year Term Loan,  will reduce the unfavorable impact of any increase in interest rates.

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
Based on this  evaluation,  the  Company's  Chief  Executive  Officer  and Chief
Financial  Officer  concluded  that  the  Company's   disclosure   controls  and
procedures were effective at March 31, 2007.

     During the quarter ended March 31, 2007,  there have been no changes in the
Company's internal control over financial reporting, to the extent that elements of internal  control over  financial  reporting are subsumed  within  disclosure controls and procedures, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to certain  proceedings  incidental  to the ordinary course of its business, none of which, in the current opinion of management,  is likely to have a material  adverse effect on the Company's  business,  financial condition, results of operations, or cash flows.

Item 1A.   RISK FACTORS

     There has not been any material  change in the  disclosure  of risk factors contained  in the  Company's  Form 10-K for the fiscal year ended  December  31,
2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     While the Company did not  repurchase  any of its common  stock  during the first three  months of 2007,  on February  13, 2007 the Company  announced a new stock  repurchase  program to acquire up to an additional  100,000 shares of its outstanding common stock (the "2007 Plan").  This is in addition to the $100,000 of common stock the Company may repurchase  under its existing stock  repurchase program commenced in July, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         Exhibits

         The exhibits are listed in the Exhibit Index appearing at page 17 herein

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                        BLONDER TONGUE LABORATORIES, INC.

         Date:  May 15, 2007            By:    /s/  James A. Luksch
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
                                                 Statement No.33-98070
                                                 originally filed October 12,1995,
                                                 as amended.

3.2   Restated Bylaws of Blonder Tongue          Incorporated by reference from
      Laboratories, Inc.                         Exhibit 3.2 to S-1 Registration
                                                 Statement No.33-98070 originally
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

Date:  May 15, 2007

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

Date:  May 15, 2007

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
                                (Principal Financial Officer)

                                                                    Exhibit 32.1

                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

               To the knowledge of each of the undersigned,  this Report on Form
          10-Q for the  quarter  ended March 31,  2007 fully  complies  with the requirements of Section 13(a) or 15(d) of the Securities  Exchange Act
          of 1934,  as amended,  and the  information  contained  in this Report fairly presents, in all material respects, the financial condition and results of operations  of Blonder  Tongue  Laboratories,  Inc. for the applicable reporting period.

Date:  May 15, 2007          By:      /s/  James A. Luksch
                                      James A. Luksch, Chief Executive Officer

                             By:      /s/  Eric Skolnik
                                      Eric Skolnik, Chief Financial Officer