Form 10-Q
period 2007-06-30
BLONDER TONGUE LABORATORIES INC
filed 2007-08-10
CIK 1000683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007,

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

Yes       No   X

Number of shares of common stock, par value $.001,  outstanding as of August 10,
2007: 6,222,252

                      The Exhibit Index appears on page 20.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                               (unaudited)
                                                June 30,      December 31,
                                             --------------------------------
                                                     2007           2006
      Assets (Note 4)
Current assets:
  Cash......................................          $58           $ 84
  Accounts receivable, net of allowance
    for doubtful
  accounts of $824 and $652 respectively ...        3,369          3,874
  Inventories (Note 3)......................        9,174          9,708
  Prepaid and other current assets..........        1,004            708
  Deferred income taxes ....................          568            568
                                              --------------- --------------
      Total current assets..................       14,173         14,942
Inventories, net non-current (Note 3).......        5,052          5,052
Property, plant and equipment, net
  of accumulated depreciation
   and amortization ........................        4,375          4,537
Patents, net ...............................           91            107
Other assets, net ..........................          547            796
Deferred income taxes ......................        1,788          1,788
                                              --------------- --------------
                                                  $26,026        $27,222
                                              =============== ==============
    Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term
  debt (Note 4).............................       $2,856         $2,469
  Accounts payable..........................        1,404          1,397
  Accrued compensation......................          838            742
  Accrued benefit liability.................          103            103
  Income taxes payable......................           49            461
  Other accrued expenses....................          241            259
                                              --------------- --------------
      Total current liabilities.............        5,491          5,431
                                              --------------- --------------

Long-term debt (Note 4).....................        1,437          1,559
Commitments and contingencies ..............            -              -
Stockholders' equity:
  Preferred stock, $.001 par value;
  authorized 5,000 shares;
  no shares outstanding.....................            -              -
  Common stock, $.001 par value;
  authorized 25,000 shares,
  8,465 shares Issued.......................            8              8
  Paid-in capital...........................       24,642         24,454
  Retained earnings.........................        2,585          3,907
  Accumulated other
  comprehensive loss........................         (826)          (826)
  Treasury stock, at cost,
  2,242 shares,.............................       (7,311)        (7,311)
                                              --------------- --------------
    Total stockholders' equity..............       19,098         20,232
                                              --------------- --------------
                                                  $26,026        $27,222
                                              =============== ==============

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                               Three Months Ended       Six Months Ended
                                      June 30,              June 30,
                               ----------------------  -------------------------
                                  2007      2006          2007       2006
                               ---------  ---------    ---------   ---------
Net sales......................$8,091      $9,522      $15,590     $19,479
Cost of goods sold............. 5,712       6,510       10,716      13,169
                               ---------  ---------    ---------   ---------
   Gross profit ............... 2,379       3,012        4,874       6,310
                               ---------  ---------    ---------   ---------
Operating expenses:
   Selling..................... 1,303       1,241        2,610       2,353
   General and administrative.. 1,340       1,460        2,792       2,692
   Research and development....   440         409          900         801
                               ---------  ---------    ---------   ---------
                                3,083       3,110        6,302       5,846
                               ---------  ---------    ---------   ---------

Earnings (loss) from operations  (704)        (98)      (1,428)        464
                               ---------  ---------    ---------   ---------
Other Expense:
   Interest expense (net)......  (118)       (192)        (236)       (372)
   Equity in loss of Blonder
     Tongue Telephone, LLC.....     -         (42)           -        (107)

                               ---------  ---------    ---------   ---------
                                 (118)       (234)        (236)       (479)
                               ---------  ---------    ---------   ---------
Loss from continuing
operations before income taxes.  (822)       (332)      (1,664)        (15)
Provision (benefit) for income
  taxes........................     -           -            -           -
                               ---------  ---------    ---------   ---------
Loss from continuing operations  (822)       (332)      (1,664)        (15)
                               ---------  ---------    ---------   ---------
Discontinued operations:
   Loss from discontinued
    operations (net of tax)....     -         (72)           -        (197)
   Loss on disposal of
    subsidiary.................   (59)          -          (59)          -
                               ---------  ---------    ---------   ---------
Net loss....................... $(881)      $(404)     $(1,723)      $(212)
                               =========  =========    =========   =========
Basic and diluted loss per
 share from continuing
  operations...................$(0.13)     $(0.04)      $(0.27)     $(0.02)

Basic and diluted loss per
share from discontinued
operations.....................     -      $(0.01)           -      $(0.01)
Basic and diluted loss per
 share on disposal.............$(0.01)          -       $(0.01)          -
                               ---------  ---------    ---------   ---------
Basic and diluted net loss per
 share.........................$(0.14)     $(0.05)      $(0.28)     $(0.03)
                               =========  =========    =========   =========
Basic and diluted weighted
 average shares
 outstanding................... 6,222       8,010        6,222       8,013
                               =========  =========    =========   =========

                 See acces to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                     Six Months Ended June 30,
                                                 -------------------------------
                                                        2007            2006
                                                 ---------------   -------------
 Cash Flows From Operating Activities:
   Net  loss..................................      $(1,723)         $(212)
   Adjustments to reconcile net  loss to cash
     provided by (used in) operating
     activities:
     Stock compensation expense...............          188             84
     Equity in loss from Blonder Tongue
     Telephone, LLC...........................            -            107
     Depreciation.............................          242            489
     Amortization ............................           16            319
     Allowance for doubtful accounts..........          172            180
     Provision for inventory reserves.........          558              -
  Changes in operating assets and liabilities:
     Accounts receivable......................          333         (2,293)
     Inventories..............................          (24)         1,812
     Prepaid and other current assets.........         (296)            54
     Other assets.............................          249           (124)
     Income taxes.............................          (11)           (19)
     Accounts payable, accrued compensation
     and other accrued expenses...............           85           (100)
                                                 ---------------   -------------
       Net cash provided by (used in)
       operating activities...................         (211)           297
                                                  --------------   -------------
Cash Flows From Investing Activities:
     Capital expenditures.....................          (80)          (270)
     Acquisition of rights-of-entry...........            -            (51)
                                                 ---------------   -------------
       Net cash used in investing activities..          (80)          (321)
                                                 ---------------   -------------
 Cash Flows From Financing Activities:
     Borrowings of debt.......................       16,395         17,031
     Repayments of debt.......................      (16,130)       (17,471)
                                                 ---------------   -------------
       Net cash provided by (used in) financing
       activities.............................          265           (440)
                                                 ---------------   -------------
       Net decrease in cash...................          (26)          (464)
                                                 ---------------   -------------
 Cash, beginning of period....................           84            787
                                                 ---------------   -------------
 Cash, end of period..........................          $58           $323
                                                 ===============   =============
Supplemental Cash Flow Information:
    Cash paid for interest....................         $246           $323
    Cash paid for income taxes................          $11            $19

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

     The results for the second quarter of 2007 are not  necessarily  indicative of the  results  to be  expected  for the  full  fiscal  year  and have not been audited. In the opinion of management,  the accompanying  unaudited consolidated financial  statements  contain all adjustments,  consisting  primarily of normal recurring accruals,  necessary for a fair statement of the results of operations for the period  presented and the  consolidated  balance sheet at June 30, 2007.
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

Note 3 - Inventories

         Inventories net of reserves are summarized as follows:

                                                    (unaudited)
                                                      June 30,       Dec. 31,
                                                        2007           2006
                                                   -------------  --------------
 Raw Materials...................................      $8,300         $8,564
 Work in process.................................       1,812          1,864
 Finished Goods..................................      11,502         11,162
                                                   -------------  --------------
                                                       21,614         21,590
 Less current inventory..........................      (9,174)        (9,708)
                                                   -------------  --------------
                                                       12,440         11,882
 Less Reserve primarily for excess inventory.....      (7,388)        (6,830)
                                                   -------------  --------------
                                                       $5,052         $5,052
                                                   =============  =============

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

Note 4 - Debt

     On  December  29,  2005 the  Company  entered  into a Credit  and  Security
Agreement ("Credit Agreement") with National City Business Credit, Inc. ("NCBC")
and National City Bank (the "Bank"). The Credit Agreement initially provided for
(i) a $10,000 asset based revolving credit facility  ("Revolving Loan") and (ii)
a $3,500 term loan facility ("Term Loan"), both of which have a three year term.
The amounts which may be borrowed  under the Revolving Loan are based on certain percentages of Eligible  Receivables and Eligible  Inventory,  as such terms are defined in the Credit Agreement. The obligations of the Company under the Credit
Agreement are secured by substantially all of the assets of the Company.

     In March  2006,  the Credit  Agreement  was  amended to (i) modify  certain financial  covenants as defined  under the Credit  Agreement,  (ii) increase the applicable  interest rates for the Revolving Loan and Term Loan thereunder by 25 basis points until such time as the Company has met certain financial  covenants for two consecutive  fiscal  quarters and (iii) impose an availability  block of
$500 under the Company's  borrowing  base until such time as the Company has met certain financial covenants for two consecutive fiscal quarters. The increase in interest rates and availability block were released as of November 14, 2006.

     On December 15, 2006, the Company and BDR, as Borrowers, and Blonder Tongue
Investment  Company,  a  wholly-owned  subsidiary of the Company,  as Guarantor,
entered  into  a  Second  Amendment  to  Credit  and  Security   Agreement  (the
"Amendment")  with NCBC and the Bank. The Amendment  removed BDR as a "Borrower"
under the Credit  Agreement  as amended and  included  other  modifications  and amendments to the Credit Agreement and related ancillary agreements necessitated by the removal of BDR as a Borrower.  These other  modifications  and amendments included a reduction of  approximately  $1,400 to the maximum amount of advances that NCBC will make to the Company under the Revolving  Loan, due to the release from collateral of the rights of entry owned by BDR.

     At March 31,  2007,  and June 30,  2007,  the Company was in violation of a certain  financial  covenant,  compliance  with  which  was  waived  by the Bank effective as of each such date.

     On August 8,  2007,  the  Credit  Agreement  was  amended to (i) reduce the maximum  revolving  advance  amount by $2,500 to $7,500;  (ii)  increase  by one percent (1.0%),  the applicable  interest rate margin for the Revolving Loan and
Term Loan thereunder  priced against the lender's  "prime" or "base" rate; (iii)
eliminate the Company's option to pay interest on its loans based upon the LIBOR rate plus an  applicable  margin;  (iv) add a covenant  requiring the Company to meet certain levels of EBITDA for the calendar months of July through  September
2007; and (v) add a covenant  requiring the Company to maintain  certain minimum levels of undrawn availability under the Revolving Loan.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

     Under the Credit Agreement,  as amended,  the Revolving Loan bears interest at a rate per annum equal to the "Alternate  Base Rate," being the higher of (i)
the prime  lending  rate  announced  from time to time by the Bank plus 1.00% or
(ii) the Federal Funds Effective Rate (as defined in the Credit Agreement), plus
0.50%.  The Term Loan bears  interest at a rate per annum equal to the Alternate
Base Rate plus 0.50%. In connection with the Term Loan, the Company entered into an interest rate swap agreement ("Swap Agreement") with the Bank which exchanges the variable  interest rate of the Term Loan for a fixed  interest rate of 5.13%
per annum effective January 10, 2006 through the maturity of the Term Loan.

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
The  Certificate   asserted  various  purchase  price  adjustments   aggregating
approximately  $970 as being due to DirecPath.  The Company evaluated the claims outlined in the  Certificate  and filed a Disputed  Items Notice (the  "Notice")
dated May 11,  2007,  within the sixty day  period  allowed  under the  Purchase
Agreement.   The  Notice  asserted  that   adjustments  to  the  purchase  price
aggregating $3 are due to the Company. In connection therewith,  the Company and
DirecPath agreed to settle the claims whereby the Company paid $58, of which $25 was disbursed from the escrow account.

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

     As a result of the above,  the  Company  reflected  the sale of BDR and the results of its operations for the three and six months ended June 30, 2006, as a discontinued operation.  Components of the loss from discontinued operations are as follows:

                                                 Three          Six
                                                months       months
                                                 ended        ended
                                               June 30,     June 30,
                                                 2006         2006
                                              ------------ ------------
Net Sales.....................................     $490         $920
Cost of goods sold............................      155          313
                                              ------------ ------------
         Gross profit.........................      335          607
                                              ------------ ------------

General and administrative....................      407          804
                                              ------------ ------------

Net loss......................................     $(72)       $(197)
                                              ============ ============

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

     NetLinc  owns  patents,  proprietary  technology  and  know-how for certain telephony  products that allow Competitive Local Exchange Carriers  ("CLECs") to competitively  provide voice service to multiple  dwelling units  ("MDUs").  BTT partnered with CLECs to offer primary voice service to MDUs, receiving a portion of the line  charges due from the CLECs'  telephone  customers,  and the Company offered for sale a line of telephony  equipment to complement the voice service.
Certain distributorship  agreements were entered into among NetLinc, BTT and the
Company pursuant to which the Company acquired the right to distribute NetLinc's telephony  products in certain  markets.  The  Company  also  purchased  similar telephony  products  from third  party  suppliers  other than  NetLinc  and,  in connection  with  the  sales  of such  third-party  products,  incurred  royalty obligations  to NetLinc  and BTT.  While the  distributorship  agreements  among
NetLinc,  BTT and the Company  have not been  terminated,  the Company  does not
presently  anticipate  purchasing  products  from  NetLinc.   NetLinc,  however,
continues to own  intellectual  property,  which could be further  developed and used in the  future  to  manufacture  and  sell  telephony  products  under  the

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

distributorship agreements,  although the Company has no present intention to do
so. The Company accounts for its investments in NetLinc and BTT using the equity method.

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

     As of June 30, 2007 the Chief Executive Officer was indebted to the Company in the amount of $159, for which no interest has been charged. This indebtedness arose  from a series of cash  advances,  the  latest of which  was  advanced  in
February  2002 and is included in other assets at June 30, 2007 and December 31,
2006.

     As described in Note 5, the Company  entered into a series of agreements in
2003 pursuant to which it acquired a 50% economic  ownership interest in NetLinc and BTT. As the non-cash component of the purchase price, the Company issued 500 shares  of its  common  stock to BTT,  resulting  in BTT  becoming  the owner of greater  than 5% of the  outstanding  common  stock of the  Company.  As further described  in Note 5, on June  30,  2006 the  Company  entered  into  the  Share
Exchange Agreement with BTT and certain related parties pursuant to which, among

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

other  things,  the Company  received  back these 500 shares in exchange for the
Company's  membership  interest  in BTT and  the  grant  to BTT of an  equipment purchase  credit of $400,  which was  exercised  in 2006.  The  Company  remains obligated  to pay  royalties  to  NetLinc  upon  the sale of  certain  telephony products,  although  material  future sales of such  telephony  products are not anticipated.

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

     On  December  15,  2006,  the  Company  completed  the  divestiture  of its wholly-owned subsidiary,  BDR Broadband, LLC ("BDR"), through the sale of all of the issued and  outstanding  membership  interests of BDR to DirecPath,  a joint venture  between Hicks  Holdings LLC and The DIRECTV  Group,  Inc. The aggregate sale price was  approximately  $3.1 million resulting in a gain of approximately
$938,000  on  the  sale,  subject  to  certain  post-closing  adjustments.  This divestiture  is  expected  to  result in  annualized  savings  of  approximately
$525,000  per year.  The  transaction  included a long-term  equipment  purchase commitment  from  DirecPath,  pursuant to which a subsidiary  of DirecPath  will
purchase   $1,630,000  of  products   from  the  Company,   subject  to  certain
adjustments,  over a period of three (3) years  beginning no later than June 13,
2007. It is also  anticipated  that Blonder  Tongue will provide  DirecPath with certain systems engineering and technical services.

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
The  Certificate   asserted  various  purchase  price  adjustments   aggregating
approximately  $970,000 as being due to  DirecPath.  The Company  evaluated  the claims  outlined  in the  Certificate  and filed a Disputed  Items  Notice  (the
"Notice")  dated May 11,  2007,  within the sixty day period  allowed  under the
Purchase  Agreement.  The Notice asserted that adjustments to the purchase price aggregating $3,000 are due to the Company. In connection therewith,  the Company and DirecPath  agreed to settle the claims whereby the Company paid $58,000,  of which $25,000 was disbursed from the escrow account.

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
1998.

     One of the  Company's  recent  initiatives  is its  ongoing  transition  of manufacturing  for  certain of its  products to the  People's  Republic of China
("PRC") in order to reduce the  Company's  manufacturing  costs and allow a more aggressive  marketing program in the private cable market.  Towards this end, on
November 11, 2005, the Company and its wholly-owned  subsidiary,  Blonder Tongue
Far East,  LLC, a  Delaware  limited  liability  company,  entered  into a joint venture  agreement ("JV  Agreement") with Master Gain  International  Industrial
Limited,  a Hong Kong  corporation  ("Master  Gain"),  intending to  manufacture products  in the PRC.  This joint  venture  was formed to compete  with Far East manufactured  products and to expand market coverage  outside North America.  On
June 9, 2006, the Company terminated the JV Agreement due to the joint venture's failure to meet certain  quarterly  financial  milestones as set forth in the JV
Agreement.  The inability to meet such  financial  milestones  was caused by the failure of Master  Gain to  contribute  the  $5,850,000  of capital to the joint venture as  required  by the JV  Agreement  and the joint  venture's  failure to obtain certain  governmental  approvals and licenses necessary for the operation of the joint venture.

     Although the termination of the JV Agreement  delayed the Company's efforts to move  production  of its  products to the Far East,  the Company  shifted its manufacturing  initiative  in the PRC to now entail a  combination  of  contract manufacturing  agreements and purchasing  agreements with key PRC  manufacturers that can most fully meet the  Company's  needs.  The Company has entered  into a manufacturing  agreement with a core contract manufacturer in the PRC that would govern its production of the Company's high volume and complex products upon the receipt of purchase orders from the Company.  It is anticipated  this transition will relate to products  representing a significant portion of the Company's net sales and will be done in phases over the next several  years.  The Company will begin to receive  production  units of its first  transition  product during the third quarter 2007, with additional products to follow in subsequent phases.

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
Shenzhen is an affiliate of Master Gain. In exchange for this guaranty, MegaPort
Technology, LLC ("MegaPort"), a wholly-owned subsidiary of the Company, obtained an assignable  option (the "Option") to acquire  substantially all of the assets and assume  certain  liabilities of TMT on  substantially  the same terms as the acquisition  of TMT by Shenzhen from  Octalica.  The purchase price for TMT and, therefore,  the amount and payment terms guaranteed by the Company is the sum of
$383,150 plus an earn-out. The earn-out will not exceed 4.5% of the net revenues derived  from  the  sale of  certain  products  during  a  period  of 36  months commencing  after the sale of  certain  specified  quantities  of TMT  inventory following the Effective  Date. The cash portion of the purchase price is payable
(i) $22,100 on the 120th day following the Effective  Date,  (ii) $22,100 on the last day of the  twenty-fourth  month  following the Effective  Date,  and (iii)
$338,950  commencing  upon  the  later  of (A)  the  second  anniversary  of the
Effective  Date and (B) the date after which  certain  volume sales  targets for each of the  MegaPort(TM)products  have  been  met,  and then only as and to the extent that revenues are derived from sales of such products.  As of the date of the filing of this report,  none of the volume sales targets for these  MegaPort products have been met and, accordingly, no further purchase price payments have been made.  In February  2007,  MegaPort  sent notice to TMT and Shenzhen of its election to exercise  the Option to acquire  substantially  all of the assets of
TMT.  Shenzhen has not responded to MegaPort's notice of exercise of the Option.
MegaPort has engaged  legal  representation  in Israel to explore its options in connection  with  enforcement of its contractual  rights,  but no decisions with respect thereto have been made. Upon consummation of the acquisition,  MegaPort,

or its assignee,  will pay  Shenzhen,  in the same manner and at the same times, cash payments equal to the purchase price payments due from Shenzhen to Octalica and will assume certain liabilities of TMT.

Results of Operations

Second three months of 2007 compared with second three months of 2006

     Net Sales. Net sales decreased  $1,431,000,  or 15.0%, to $8,091,000 in the second three months of 2007 from  $9,522,000 in the second three months of 2006.
The  decrease  in sales is  primarily  attributed  to a decrease  in headend and interdiction  product sales. Headend products were $3,907,000 and $4,806,000 and interdiction  products  were $308,000 and $650,000 in the second three months of
2007 and 2006, respectively.

     Cost of Goods Sold.  Cost of goods sold  decreased  to  $5,712,000  for the second three months of 2007 from  $6,510,000 for the second three months of 2006 but  increased  as a percentage  of sales to 70.6% from 68.4%.  The decrease was attributed  primarily  to a decrease in sales in the second three months of 2007 as  compared  to 2006,  offset by an increase  in the  provision  for  inventory reserves of $558,000. Of the 2.2% increase in cost of goods sold as a percentage of sales, 6.9%, as a percentage of sales, is attributable to the increase in the provision for inventory  reserves  offset by a decrease in cost of goods sold as percentage of sales of 4.7% due to a more favorable product mix.

     Selling Expenses.  Selling expenses  increased to $1,303,000 for the second three  months of 2007 from  $1,241,000  in the second  three  months of 2006 and increased as a percentage  of sales to 16.1% for the second three months of 2007 from  13.0% for the  second  three  months of 2006.  The  $62,000  increase  was primarily  the result of an increase in consulting  fees of $96,000  offset by a decrease  in  salaries  and  fringe  benefits  of $53,000  due to a decrease  in headcount.

     General and Administrative  Expenses.  General and administrative  expenses decreased to $1,340,000 for the second three months of 2007 from  $1,460,000 for the second three months of 2006 but  increased as a percentage of sales to 16.6%
for the second  three  months of 2007 from 15.3% for the second  three months of
2006.  This  $120,000  decrease  is  primarily  the  result  of  a  decrease  in amortization of $89,000 due to the sale of patents, a decrease in stock exchange listing fees of $62,000 and a decrease in operating  expenses of Hybrid Networks
(a  wholly-owned  subsidiary of the Company) of $67,000 offset by an increase in salaries  and fringe  benefits  of  $159,000  due to an  increase  in  executive compensation.

     Research  and  Development  Expenses.  Research  and  development  expenses increased to $440,000 in the second  three  months of 2007 from  $409,000 in the second three months of 2006 and  increased as a percentage  of sales to 5.4% for the second  three  months of 2007 from 4.3% for the second three months of 2006.
This  $31,000  increase is  primarily  the result of an increase in salaries and fringe benefits of $40,000 due to an increase in head count.

     Operating  Loss.  Operating loss of $704,000 for the second three months of
2007  represents an increase  from the operating  loss of $98,000 for the second three months of 2006. Operating loss as a percentage of sales increased to (8.7)
% in the second  three months of 2007 from (1.0) % in the second three months of
2006.

     Other Expense.  Interest expense  decreased to $118,000 in the second three months of 2007 from $192,000 in the second three months of 2006. The decrease is the result of lower average borrowing.

     Income Taxes.  The current  provision for income taxes for the second three months of 2007 and 2006 was zero. A valuation allowance has been recorded on the
2007 and 2006  deferred  tax  assets.  As a result of the  Company's  historical losses, there is no change in the remaining deferred tax asset in 2007 or 2006.

First six months of 2007 compared with first six months of 2006

     Net Sales. Net sales decreased $3,889,000,  or 20.0%, to $15,590,000 in the first six months of 2007 from  $19,479,000  in the first six months of 2006. The decrease in sales is primarily attributed to a decrease in headend, interdiction and distribution product sales. Headend products were $7,794,000 and $9,856,000, interdiction  products were $506,000 and  $1,272,000 and  distribution  products were  $3,344,000  and  $3,810,000  in the  first  six  months  of 2007 and 2006, respectively.

     Cost of Goods Sold.  Cost of goods sold  decreased to  $10,716,000  for the first six months of 2007 from  $13,169,000  for the first six months of 2006 but increased  as a  percentage  of sales to 68.7%  from  67.6%.  The  decrease  was attributed  primarily  to a decrease in sales in the first six months of 2007 as compared to 2006, offset by an increase in the provision for inventory  reserves of  $558,000.  Of the 1.1%  increase  in cost of goods sold as a  percentage  of sales,  3.6%, as a percentage of sales,  is  attributable to the increase in the provision for inventory  reserves  offset by a decrease in cost of goods sold as percentage of sales of 4.7% due to a more favorable product mix.

     Selling  Expenses.  Selling expenses  increased to $2,610,000 for the first six months of 2007 from $2,353,000 in the first six months of 2006 and increased as a  percentage  of sales to 16.7% for the first six  months of 2007 from 12.1%
for the first six months of 2006. The $257,000 increase was primarily the result of an increase in salaries and fringe  benefits of $86,000 due to an increase in headcount and an increase of consulting fees of $121,000.

     General and Administrative  Expenses.  General and administrative  expenses increased to $2,792,000 for the first six months of 2007 from $2,692,000 for the first six months of 2006 and increased as a percentage of sales to 17.9% for the first  six  months of 2007 from  13.8%  for the  first six  months of 2006.  The
$100,000 increase was primarily the result of an increase in salaries and fringe benefits of $328,000,  due  primarily  to an increase in executive  compensation offset by a decrease in amortization of $179,000 due to the sale of patents.

     Research  and  Development  Expenses.  Research  and  development  expenses increased to $900,000 in the first six months of 2007 from $801,000 in the first six months of 2006 and  increased as a percentage of sales to 5.8% for the first six  months of 2007 from 4.1% for the  first six  months of 2006.  This  $99,000 increase is primarily the result of an increase in salaries and fringe  benefits of $73,000 due to an increase in headcount and an increase in consulting fees of
$23,000.

     Operating  Income  (Loss).  Operating  loss of $1,428,000 for the first six months of 2007  represents a decrease from operating  income of $464,000 for the first six months of 2006. Operating income as a percentage of sales decreased to
(9.2) % in the  first six  months  of 2007 from 2.4% in the first six  months of
2006.

     Other  Expense.  Interest  expense  decreased  to $236,000 in the first six months of 2007 from  $372,000 in the first six months of 2006.  The  decrease is the result of lower average borrowing.

     Income  Taxes.  The current  provision  for income  taxes for the first six months of 2007 and 2006 was zero. A valuation allowance has been recorded on the
2007 and 2006  deferred  tax  assets.  As a result of the  Company's  historical losses, there is no change in the remaining deferred tax asset in 2007 or 2006.

Liquidity and Capital Resources

     As of June 30, 2007 and December 31, 2006,  the Company's  working  capital was $8,682,000 and $9,511,000,  respectively. The decrease in working capital is attributable  primarily  to a decrease in current  inventory  of $534,000  and a decrease in accounts receivable of $325,000.

     The  Company's  net cash used in  operating  activities  for the  six-month period  ended June 30,  2007 was  $211,000,  compared  to net cash  provided  by operating activities of $297,000 for the six-month period ended June 30, 2006.

     Cash used in investing  activities for the six-month  period ended June 30,
2007 was $80,000,  which was primarily  attributable to capital expenditures for new equipment.

     Cash provided by financing activities was $265,000 for the first six months of 2007,  which  was  comprised  of  $16,395,000  of net  borrowings  offset  by
$16,130,000 of repayment of debt.

     On  December  29,  2005 the  Company  entered  into a Credit  and  Security
Agreement ("Credit Agreement") with National City Business Credit, Inc. ("NCBC")
and National City Bank (the "Bank"). The Credit Agreement initially provided for
(i) a $10,000,000 asset based revolving credit facility  ("Revolving  Loan") and
(ii) a $3,500,000 term loan facility  ("Term Loan"),  both of which have a three year term.  The amounts which may be borrowed under the Revolving Loan are based on certain percentages of Eligible  Receivables and Eligible Inventory,  as such terms are defined in the Credit Agreement.  The obligations of the Company under the  Credit  Agreement  are  secured by  substantially  all of the assets of the
Company.

     In March  2006,  the Credit  Agreement  was  amended to (i) modify  certain financial  covenants as defined  under the Credit  Agreement,  (ii) increase the applicable  interest rates for the Revolving Loan and Term Loan thereunder by 25 basis points until such time as the Company has met certain financial  covenants for two consecutive  fiscal  quarters and (iii) impose an availability  block of
$500,000  under the Company's  borrowing base until such time as the Company has met  certain  financial  covenants  for two  consecutive  fiscal  quarters.  The increase in interest rates and  availability  block were released as of November
14, 2006.

     On December 15, 2006, the Company and BDR, as Borrowers, and Blonder Tongue
Investment  Company,  a  wholly-owned  subsidiary of the Company,  as Guarantor,
entered  into  a  Second  Amendment  to  Credit  and  Security   Agreement  (the
"Amendment")  with NCBC and the Bank. The Amendment  removed BDR as a "Borrower"

under the Credit  Agreement  as amended and  included  other  modifications  and amendments to the Credit Agreement and related ancillary agreements necessitated by the removal of BDR as a Borrower.  These other  modifications  and amendments included a  reduction  of  approximately  $1,400,000  to the  maximum  amount of advances that NCBC will make to the Company under the Revolving Loan, due to the release from collateral of the rights of entry owned by BDR.

     At March 31,  2007,  and June 30,  2007,  the Company was in violation of a certain  financial  covenant,  compliance  with  which  was  waived  by the Bank effective as of each such date.

     On August 8,  2007,  the  Credit  Agreement  was  amended to (i) reduce the maximum revolving  advance amount by $2,500,000 to $7,500,000;  (ii) increase by
100 basis points, the applicable interest rate margin for the Revolving Loan and
Term Loan thereunder  priced against the lender's  "prime" or "base" rate; (iii)
eliminate the Company's option to pay interest on its loans based upon the LIBOR rate plus an  applicable  margin;  (iv) add a covenant  requiring the Company to meet certain levels of EBITDA for the calendar months of July through  September
2007; and (v) add a covenant  requiring the Company to maintain  certain minimum levels of undrawn availability under the Revolving Loan.

     Under the Credit Agreement,  as amended,  the Revolving Loan bears interest at a rate per annum equal to the "Alternate  Base Rate," being the higher of (i)
the prime  lending  rate  announced  from time to time by the Bank plus 1.00% or
(ii) the Federal Funds Effective Rate (as defined in the Credit Agreement), plus
0.50%.  The Term Loan bears  interest at a rate per annum equal to the Alternate
Base Rate plus 0.50%. In connection with the Term Loan, the Company entered into an interest rate swap agreement ("Swap Agreement") with the Bank which exchanges the variable  interest rate of the Term Loan for a fixed  interest rate of 5.13%
per annum effective January 10, 2006 through the maturity of the Term Loan.

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

     At June 30, 2007, there was $2,602,000 and $1,650,000 outstanding under the
NCBC Revolving Loan and Term Loan, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  market  risk  inherent  in the  Company's  financial  instruments  and positions represents the potential loss arising from adverse changes in interest rates. At June 30, 2007 and 2006 the principal amount of the Company's aggregate
outstanding   variable  rate   indebtedness   was  $4,252,000  and   $6,986,000,
respectively.  A  hypothetical  100 basis point increase in interest rates would have had an annualized  unfavorable impact of approximately $43,000 and $70,000, respectively,  on the  Company's  earnings  and  cash  flows  based  upon  these quarter-end debt levels. With regard to the Company's  $3,500,000 Term Loan with
NCBC,  the  Company  entered  into an  interest  rate swap  with the Bank  which exchanges the variable  interest rate of the Term Loan for a fixed interest rate of 5.13% per annum.  This interest rate swap, which became effective January 10,
2006 and runs through the maturity of the three year Term Loan,  will reduce the unfavorable impact of any increase in interest rates.

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
Based on this  evaluation,  the  Company's  Chief  Executive  Officer  and Chief
Financial  Officer  concluded  that  the  Company's   disclosure   controls  and
procedures were effective at June 30, 2007.

     During the quarter  ended June 30, 2007,  there have been no changes in the
Company's internal control over financial reporting, to the extent that elements of internal  control over  financial  reporting are subsumed  within  disclosure controls and procedures, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders  (the "Meeting") on May
23, 2007. The Company solicited  proxies in connection with the Meeting.  At the record date of the Meeting (March 30, 2007),  there were 6,222,252 shares of the
Company's common stock  outstanding and entitled to vote. The following were the matters voted upon at the Meeting:

          1. Election of Directors.  The following directors were elected at the
     Meeting:  Robert B. Mayer and James F.  Williams.  The number of votes cast for and withheld from each director are as follows:

        DIRECTORS                   FOR                          WITHHELD
        Robert B. Mayer           5,749,690                      375,014
        James F. Williams         5,750,390                      374,314

     Robert J. Palle, Jr., Gary P. Scharmett,  John E. Dwight,  Robert E. Heaton
and James A. Luksch, continued as directors after the meeting.

          2. Amendment to the 2005 Employee Equity Incentive Plan. The amendment to the 2005 Employee  Equity  Incentive  Plan was ratified by the following vote of common stock:

        FOR                       AGAINST                    ABSTAIN
        3,011,996                 1,294,262                   18,065

          3. Ratification of Auditors.  The appointment of Marcum & Kliegman LLP as the Company's  independent  registered public accountants for the fiscal year ending  December 31, 2007 was ratified by the following vote of common stock:

          FOR                       AGAINST                    ABSTAIN
          6,046,716                 41,365                      36,623

ITEM 5.  OTHER INFORMATION

     On August 8, 2007,  the  Company,  NCBC and the Bank  entered  into a Third
Amendment  to Credit  and  Security  Agreement,  pursuant  to which  the  Credit
Agreement  was amended to (i) reduce the  maximum  revolving  advance  amount by
$2,500,000 to  $7,500,000;  (ii) increase by 100 basis  points,  the  applicable interest  rate margin for the  Revolving  Loan and Term Loan  thereunder  priced against the  lender's  "prime" or "base" rate;  (iii)  eliminate  the  Company's option to pay interest on its loans based upon the LIBOR rate plus an applicable margin;  (iv) add a covenant  requiring  the Company to meet  certain  levels of
EBITDA for the calendar  months of July through  September  2007;  and (v) add a covenant  requiring the Company to maintain  certain  minimum  levels of undrawn availability under the Revolving Loan.

     The description above is qualified in its entirety by reference to the full text of the Third Amendment to Credit and Security Agreement included in Exhibit
10.1 to this Form 10-Q.

ITEM 6.  EXHIBITS

       Exhibits

       The exhibits are listed in the Exhibit Index appearing at page 20 herein.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                         BLONDER TONGUE LABORATORIES, INC.

         Date:  August 10, 2007          By:      /s/  James A. Luksch
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
                                                 Statement No. 33-98070
                                                 originally filed October 12,
                                                 1995, as amended.

   10.1          Third Amendment to Credit       Filed herewith.
                 and Security Agreement
                 dated August 8, 2007 among
                 Blonder Tongue Laboratories,
                 Inc., Blonder Tongue
                 Investment Company, National
                 City Business Credit, Inc.
                 and National City Bank.

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

