Form 10-Q
period 2007-09-30
BLONDER TONGUE LABORATORIES INC
filed 2007-11-13
CIK 1000683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007,

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

Yes   /X/    No   /_/

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer, or a  non-accelerated  filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  /_/  Accelerated filer  /_/  Non-accelerated filer  /X/

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

Yes   /_/    No   /X/

Number of shares of common stock, par value $.001, outstanding as of November 9,
2007: 6,222,252

                      The Exhibit Index appears on page 20.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        (unaudited)
                                                                     September 30,   December 31,
                                                                    --------------------------------
                                                                            2007           2006
               Assets (Note 4)
 Current assets:
      Cash......................................................            $153           $ 84
      Accounts receivable, net of allowance for doubtful
      accounts of $723 and $652 respectively ...................           3,602          3,874
      Inventories (Note 3)......................................           8,900          9,708
      Prepaid and other current assets..........................             981            708
      Deferred income taxes ....................................             568            568
                                                                     --------------- --------------
          Total current assets..................................          14,204         14,942
 Inventories, net non-current (Note 3)..........................           5,788          5,052
 Property, plant and equipment, net of accumulated
     depreciation and amortization .............................           4,313          4,537
 Patents, net ..................................................              82            107
 Other assets, net .............................................             518            796
 Deferred income taxes .........................................           1,788          1,788
                                                                    --------------- --------------
                                                                         $26,693        $27,222
                                                                    =============== ==============
               Liabilities and Stockholders' Equity
 Current liabilities:
      Current portion of long-term debt (Note 4)................          $2,397         $2,469
      Accounts payable..........................................           2,180          1,397
      Accrued compensation......................................             509            742
      Accrued benefit liability.................................             103            103
      Income taxes payable......................................              49            461
      Other accrued expenses....................................             302            259
                                                                    --------------- --------------
          Total current liabilities.............................           5,540          5,431
                                                                    --------------- --------------

 Long-term debt (Note 4)........................................           1,375          1,559
 Commitments and contingencies .................................               -              -
 Stockholders' equity:
      Preferred stock, $.001 par value; authorized 5,000 shares;
      no shares outstanding.....................................               -              -
      Common stock, $.001 par value; authorized 25,000 shares,
      8,465 shares Issued.......................................               8              8
      Paid-in capital...........................................          24,750         24,454
      Retained earnings.........................................           3,157          3,907
      Accumulated other comprehensive loss......................            (826)          (826)
      Treasury stock, at cost,  2,242 shares,...................          (7,311)        (7,311)
                                                                    --------------- --------------
          Total stockholders' equity............................          19,778         20,232
                                                                    --------------- --------------
                                                                         $26,693        $27,222
                                                                    =============== ==============

           See accompanying notes to consolidated financial statements

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                               Three Months Ended September                Nine Months Ended
                                                            30,                              September 30,
                                              --------------------------------      ---------------------------------
                                                  2007               2006               2007               2006
                                              -------------      -------------      -------------      --------------
Net sales...................................     $9,246             $9,088             $24,836             $28,567
Cost of goods sold..........................      5,758              5,650              16,474              18,819
                                              -------------      -------------      -------------      --------------
   Gross profit ............................      3,488              3,438               8,362               9,748
                                              -------------      -------------      -------------      --------------
Operating expenses:
   Selling..................................      1,123              1,211               3,733               3,564
   General and administrative...............      1,217              1,323               4,009               4,015
   Research and development.................        454                389               1,354               1,190
                                              -------------      -------------      -------------      --------------
                                                  2,794              2,923               9,096               8,769
                                              -------------
                                                                 -------------      -------------      --------------
Earnings (loss) from operations.............        694                515                (734)                979
                                               -------------      -------------      -------------      --------------
Other Expense:
   Interest expense (net)...................       (122)              (170)               (358)               (542)
   Equity in loss of Blonder Tongue
      Telephone, LLC........................          -                  -                   -                (107)
                                              -------------      -------------      -------------      --------------
                                                   (122)              (170)               (358)               (649)
                                              -------------      -------------      -------------      --------------
Earnings (loss) from continuing operations          572                345              (1,092)                330
before income taxes.........................
Provision (benefit) for income taxes........          -                  -                   -                   -
                                              -------------      -------------      -------------      --------------
Earnings (loss) from continuing operations          572                345              (1,092)                330
                                              -------------      -------------      -------------      --------------
Discontinued operations:
Loss from discontinued operations (net
of tax).....................................          -               (170)                  -               (367)
Loss on disposal of subsidiary..............          -                  -                 (59)                  -
                                              -------------      -------------      -------------      --------------
Net income (loss)...........................       $572               $175             $(1,151)               $(37)
                                              =============      =============      =============      ==============
Basic and diluted earnings (loss) per share
from continuing operations..................      $0.09              $0.04              $(0.17)              $0.04
Basic and diluted loss per share from
discontinued operations.....................          -             $(0.02)                  -              $(0.04)
Basic and diluted loss per share on disposal          -                  -              $(0.01)                  -
                                              -------------      -------------      -------------      --------------
Basic and diluted net income (loss) per
share.......................................      $0.09              $0.02              $(0.18)          $       -
                                              =============      =============      =============      ==============
Basic and diluted weighted average shares
outstanding.................................      6,222              7,515                6,222              7,845
                                              =============      =============      =============      ==============

          See accompanying notes to consolidated financial statements.

               BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                             Nine Months Ended September 30,
                                                                         ----------------------------------------
                                                                                2007                   2006
                                                                         -----------------      -----------------
 Cash Flows From Operating Activities:
   Net  loss...........................................................       $(1,151)                  $(37)
   Adjustments to reconcile net  loss to cash provided by
      (used in) operating activities:
     Stock compensation expense........................................           296                    169
     Equity in loss from Blonder Tongue Telephone, LLC.................             -                    107
     Depreciation......................................................           351                    755
     Amortization .....................................................            25                    481
     Allowance for doubtful accounts...................................            71                    270
    Provision for inventory reserves...................................           558                      -
  Changes in operating assets and liabilities:
     Accounts receivable...............................................           201                 (1,254)
     Inventories.......................................................          (486)                   817
     Prepaid and other current assets..................................          (273)                    (7)
     Other assets......................................................           278                     85
     Income taxes......................................................           (11)                   (29)
     Accounts payable, accrued compensation and other accrued expenses.           593                     47
                                                                         -----------------      -----------------
       Net cash provided by operating activities.......................           452                  1,404
                                                                         -----------------      -----------------
Cash Flows From Investing Activities:
   Capital expenditures................................................          (127)                  (361)
   Acquisition of rights-of-entry......................................             -                    (91)
                                                                         -----------------      -----------------
       Net cash used in investing activities...........................          (127)                  (452)
                                                                          -----------------      -----------------
 Cash Flows From Financing Activities:
   Borrowings of debt..................................................        24,815                 26,521
   Repayments of debt..................................................       (25,071)               (28,116)
                                                                         -----------------      -----------------
      Net cash used in financing activities............................          (256)                (1,595)
                                                                          -----------------      -----------------
       Net increase (decrease) in cash.................................            69                   (643)
                                                                          -----------------      -----------------
 Cash, beginning of period.............................................            84                    787
                                                                         -----------------      -----------------
 Cash, end of period...................................................          $153                   $144
                                                                         =================      =================
Supplemental Cash Flow Information:
   Cash paid for interest..............................................          $372                   $501
   Cash paid for income taxes..........................................           $11                    $29

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

     The  Company's  investment  in Blonder  Tongue  Telephone,  LLC ("BTT") and
NetLinc Communications,  LLC ("NetLinc") were accounted for on the equity method since the Company did not have  control over these  entities.  On June 30, 2006, the Company  sold its  ownership  interest  in BTT.  See Note 5. For all periods presented, the Company did not include outstanding options in the calculation of earnings per share because they were antidilutive.

     The results for the third quarter of 2007 are not necessarily indicative of the results to be expected  for the full fiscal year and have not been  audited.
In the opinion of management,  the accompanying unaudited consolidated financial statements  contain all  adjustments,  consisting  primarily of normal recurring accruals,  necessary for a fair  statement of the results of operations  for the period  presented  and the  consolidated  balance  sheet at September  30, 2007.
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

Note 3 - Inventories

          Inventories net of reserves are summarized as follows:

                                                    (unaudited)
                                                   September 30,     December 31,
                                                        2007             2006
                                                   ---------------   -------------
 Raw Materials...................................      $9,091            $8,564
 Work in process.................................       1,311             1,864
 Finished Goods..................................      11,674            11,162
                                                   ---------------   -------------
                                                       22,076            21,590
 Less current inventory..........................      (8,900)           (9,708)
                                                   ---------------   -------------
                                                       13,176            11,882
 Less Reserve primarily for excess inventory.....      (7,388)           (6,830)
                                                   ---------------   -------------
                                                       $5,788            $5,052
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

     At March 31, 2007, June 30, 2007 and September 30, 2007, the Company was in
violation of a certain financial  covenant,  compliance with which was waived by the Bank effective as of each such date.

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

     On November 7, 2007,  the Credit  Agreement  was amended to (i) increase by
0.25% the  applicable  interest rate margin for the Revolving Loan and Term Loan thereunder  priced  against the lender's  "prime" or "base" rate; and (ii) add a covenant requiring the Company to meet certain levels of EBITDA for the calendar months of October through December 2007.

     Under the Credit Agreement,  as amended,  the Revolving Loan bears interest at a rate per annum equal to the "Alternate  Base Rate," being the higher of (i)
the prime  lending  rate  announced  from time to time by the Bank plus 1.25% or
(ii) the Federal Funds Effective Rate (as defined in the Credit Agreement), plus
1.25%.  The Term Loan bears  interest at a rate per annum equal to the Alternate
Base Rate plus 1.25%. In connection with the Term Loan, the Company entered into an interest rate swap agreement ("Swap Agreement") with the Bank which exchanges the variable  interest rate of the Term Loan for a fixed  interest rate of 5.13%
per annum effective January 10, 2006 through the maturity of the Term Loan.

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

     In addition, in connection with the purchase  transaction,  on December 15,
2006, the Company  entered into a Purchase and Supply  Agreement with DirecPath,
LLC, a wholly-owned  subsidiary of DirecPath ("DPLLC"),  pursuant to which DPLLC
will  purchase  $1,630  of  products  from  the  Company,   subject  to  certain
adjustments,  over a period of three (3) years  beginning in December  2006. The period in which  DPLLC is required to satisfy  the  purchase  commitment  may be extended  upon the  occurrence  of certain  events,  including if the Company is unable to  deliver  the  products  required  by DPLLC.  The  Purchase  Agreement includes customary  representations  and warranties and post-closing  covenants, including indemnification obligations, subject to certain limitations, on behalf of the parties with respect to their representations,  warranties and agreements made  pursuant  to the  Purchase  Agreement.  In  addition,  except for  certain activities by Hybrid  Networks,  LLC, a wholly-owned  subsidiary of the Company, the Company agreed, for a period of two (2) years, not to engage in any business that competes with BDR.

     In connection with the Purchase Agreement,  the Company also entered into a
Transition Services Agreement with DirecPath, pursuant to which the Company will provide  certain  administrative  and  other  services  to  DirecPath  during  a ninety-day transition period, which was extended and completed in April, 2007.

     As a result of the above,  the  Company  reflected  the sale of BDR and the results of its  operations  for the three and nine months  ended  September  30,
2006, as a  discontinued  operation.  Components  of the loss from  discontinued
operations are as follows:

                                            Three        Nine
                                           months       months
                                            ended        ended
                                          Sept. 30,    Sept. 30,
                                            2006         2006
                                         ------------ ------------
Net Sales.......................              $490       $1,410
Cost of goods sold..............               173          486
                                         ------------ ------------
         Gross profit...........               317          924
                                         ------------ ------------

General and administrative......               487        1,291
                                         ------------ ------------

Net loss........................             $(170)       $(367)
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

Note 6 - Related Party Transactions

     On  January  1,  1995,   the  Company   entered  into  a   consulting   and
non-competition  agreement  with James H.  Williams  who was a  director  of the
Company  until May 24, 2006 and who was also the Company's  largest  stockholder until November 14, 2006. Under the agreement,  Mr. Williams provides  consulting services on various operational and financial issues and is currently paid at an annual  rate of $186 but in no event is such  annual  rate  permitted  to exceed
$200. Mr. Williams also agreed to keep all Company information  confidential and not to compete  directly  or  indirectly  with the  Company  for the term of the agreement  and for a period of two years  thereafter.  The initial  term of this agreement expired on December 31, 2004 and  automatically  renews thereafter for successive one-year terms (subject to termination at the end of the initial term or any renewal term on at least 90 days' notice).  This agreement  automatically renewed for a one-year  extension until December 31, 2007. On November 14, 2006, the Company  repurchased 1,293 shares of its common stock from Mr. Williams in a private  off-market  block  transaction  for $0.75 per share,  for an  aggregate purchase price of $970.

     As of September 30, 2007, the Chief  Executive  Officer was indebted to the
Company in the amount of $156,  for which no  interest  has been  charged.  This indebtedness  arose  from a series  of cash  advances,  the  latest of which was advanced in February  2002 and is included in other  assets at June 30, 2007 and
December 31, 2006.

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

     On  December  15,  2006,  the  Company  completed  the  divestiture  of its wholly-owned subsidiary,  BDR Broadband, LLC ("BDR"), through the sale of all of the issued and  outstanding  membership  interests of BDR to DirecPath,  a joint venture  between Hicks  Holdings LLC and The DIRECTV  Group,  Inc. The aggregate sale price was  approximately  $3.1 million resulting in a gain of approximately
$938,000  on  the  sale,  subject  to  certain  post-closing  adjustments.  This divestiture  is  expected  to  result in  annualized  savings  of  approximately
$525,000  per year.  The  transaction  included a long-term  equipment  purchase commitment  from  DirecPath,  pursuant to which a subsidiary  of DirecPath  will
purchase   $1,630,000  of  products   from  the  Company,   subject  to  certain
adjustments,  over a period of three (3) years beginning in December 2006. It is also anticipated that Blonder Tongue will provide DirecPath with certain systems engineering and technical services.

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

     Although the termination of the JV Agreement  delayed the Company's efforts to move  production  of its  products to the Far East,  the Company  shifted its manufacturing  initiative  in the PRC to now entail a  combination  of  contract manufacturing  agreements and purchasing  agreements with key PRC  manufacturers that can most fully meet the  Company's  needs.  The Company has entered  into a manufacturing  agreement with a core contract manufacturer in the PRC that would govern its production of the Company's high volume and complex products upon the receipt of purchase orders from the Company.  It is anticipated  this transition will relate to products  representing a significant portion of the Company's net sales and will be done in phases over the next several years.  The Company began to receive  production  units of its first  transition  product during the third quarter 2007, with additional products to follow in subsequent phases.

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

Results of Operations

Third three months of 2007 compared with third three months of 2006

     Net Sales.  Net sales  increased  $158,000,  or 1.7%,  to $9,246,000 in the third three  months of 2007 from  $9,088,000  in the third three months of 2006.
The increase in sales is primarily  attributed to an increase in digital product sales  offset by a decrease  in fiber,  distribution  and  interdiction  product sales.  Digital  products  were  $1,544,000  and $958,000,  fiber  products were
$388,000 and $647,000,  distribution products were $1,771,000 and $1,977,000 and interdiction  products  were  $151,000 and $319,000 in the third three months of
2007 and 2006, respectively.

     Cost of Goods Sold.  Cost of goods sold  increased  to  $5,758,000  for the third three  months of 2007 from  $5,650,000  for the third three months of 2006 and  increased  as a percentage  of sales to 62.3% from 62.2%.  The increase was attributed primarily to an unfavorable product mix.

     Selling  Expenses.  Selling expenses  decreased to $1,123,000 for the third three  months of 2007 from  $1,211,000  in the  third  three  months of 2006 and decreased as a  percentage  of sales to 12.2% for the third three months of 2007 from  13.3% for the  third  three  months  of 2006.  The  $88,000  decrease  was primarily  the result of a decrease in salaries and fringe  benefits of $136,000 due to a decrease in headcount,  a decrease in freight expense of $43,000 due to more  favorable  shipping  terms  offset by an  increase in  consulting  fees of
$67,000.

     General and Administrative  Expenses.  General and administrative  expenses decreased to $1,217,000  for the third three months of 2007 from  $1,323,000 for the third three months of 2006 and  decreased as a percentage  of sales to 13.3%
for the third  three  months of 2007 from  14.6% for the third  three  months of
2006.  This  $106,000  decrease  is  primarily  the  result  of  a  decrease  in amortization  of $89,000  due to the sale of  patents,  a  decrease  in bad debt expense of $90,000 and a decrease in  operating  expenses of Hybrid  Networks (a wholly-owned  subsidiary  of the  Company)  of $59,000  offset by an increase in salaries  and  fringe  benefits  of  $97,000  due to an  increase  in  executive compensation.

     Research  and  Development  Expenses.  Research  and  development  expenses increased  to $454,000 in the third  three  months of 2007 from  $389,000 in the third three months of 2006 and  increased  as a percentage  of sales to 5.0% for the third  three  months of 2007 from 4.3% for the third  three  months of 2006.
This  $65,000  increase is  primarily  the result of an increase in salaries and fringe  benefits  of $38,000 due to an increase in head count and an increase in consulting fees of $18,000.

     Operating  Income.  Operating income of $694,000 for the third three months of 2007 represents an increase from $515,000 for the third three months of 2006.
Operating  income as a percentage of sales increased to 7.6 % in the third three months of 2007 from 5.7% in the third three months of 2006.

     Other Expense.  Interest  expense  decreased to $122,000 in the third three months of 2007 from $170,000 in the third three months of 2006.  The decrease is the result of lower average borrowing.

     Income  Taxes.  The current  provision for income taxes for the third three months of 2007 and 2006 was zero. A valuation allowance has been recorded on the
2007 and 2006  deferred  tax  assets.  As a result of the  Company's  historical losses, there is no change in the remaining deferred tax asset in 2007 or 2006.

First nine months of 2007 compared with first nine months of 2006

     Net Sales. Net sales decreased $3,731,000,  or 13.1%, to $24,836,000 in the first nine months of 2007 from $28,567,000 in the first nine months of 2006. The decrease in sales is primarily attributed to a decrease in headend, interdiction
and   distribution   product  sales.   Headend  products  were  $12,485,000  and
$14,536,000, interdiction products were $657,000 and $1,591,000 and distribution products  were  $5,115,000  and  $5,787,000 in the first nine months of 2007 and
2006, respectively.

     Cost of Goods Sold.  Cost of goods sold  decreased to  $16,474,000  for the first nine months of 2007 from $18,819,000 for the first nine months of 2006 but increased  as a  percentage  of sales to 66.5%  from  65.9%.  The  decrease  was attributed  primarily to a decrease in sales in the first nine months of 2007 as compared to 2006, offset by an increase in the provision for inventory  reserves of  $558,000.  Of the 0.6%  increase  in cost of goods sold as a  percentage  of sales,  2.2%, as a percentage of sales,  is  attributable to the increase in the provision for inventory  reserves  offset by a decrease in cost of goods sold as percentage of sales of 1.6% due to a more favorable product mix.

     Selling  Expenses.  Selling expenses  increased to $3,733,000 for the first nine  months  of 2007  from  $3,564,000  in the  first  nine  months of 2006 and increased  as a  percentage  of sales to 15.0% for the first nine months of 2007 from  12.5% for the  first  nine  months  of 2006.  The  $169,000  increase  was primarily  the result of an  increase  of  consulting  fees of  $188,000  and an increase in advertising and trade show expenses of $45,000, offset by a decrease in freight expenses of $52,000 due to more favorable shipping terms.

     General and Administrative  Expenses.  General and administrative  expenses decreased to $4,009,000  for the first nine months of 2007 from  $4,015,000  for the first nine months of 2006 but  increased as a  percentage  of sales to 16.2%
for the first nine  months of 2007 from 14.1% for the first nine months of 2006.
The $6,000  decrease was primarily the result of a decrease in  amortization  of
$268,000  due to the sale of  patents  and a  decrease  in bad debt  expense  of
$90,000,  offset by of an increase in salaries and fringe  benefits of $425,000, due primarily to an increase in executive compensation.

     Research  and  Development  Expenses.  Research  and  development  expenses increased to $1,354,000 in the first nine months of 2007 from  $1,190,000 in the first nine months of 2006 and increased as a percentage of sales to 5.5% for the first  nine  months of 2007 from 4.2% for the first  nine  months of 2006.  This
$164,000  increase is primarily the result of an increase in salaries and fringe benefits  of  $110,000  due to an  increase  in  headcount  and an  increase  in consulting fees of $41,000.

     Operating  Income  (Loss).  Operating  loss of $734,000  for the first nine months of 2007  represents a decrease from operating  income of $979,000 for the first nine months of 2006.  Operating  income as a percentage of sales decreased to (3.0) % in the first nine  months of 2007 from 3.4% in the first nine  months of 2006.

     Other  Expense.  Interest  expense  decreased to $358,000 in the first nine months of 2007 from  $542,000 in the first nine months of 2006.  The decrease is the result of lower average borrowing.

     Income  Taxes.  The current  provision  for income taxes for the first nine months of 2007 and 2006 was zero. A valuation allowance has been recorded on the
2007 and 2006  deferred  tax  assets.  As a result of the  Company's  historical losses, there is no change in the remaining deferred tax asset in 2007 or 2006.

Liquidity and Capital Resources

     As of  September  30, 2007 and December 31,  2006,  the  Company's  working capital was $8,664,000  and  $9,511,000,  respectively.  The decrease in working capital  is  attributable  primarily  to a  decrease  in  current  inventory  of
$808,000.

     The Company's net cash provided by operating  activities for the nine-month period ended  September 30, 2007 was $452,000,  compared to net cash provided by operating activities of $1,404,000 for the nine-month period ended September 30,
2006.

     Cash used in investing activities for the nine-month period ended September
30, 2007 was $127,000,  which was primarily attributable to capital expenditures for new equipment.

     Cash used in financing activities was $256,000 for the first nine months of
2007, which was comprised of $24,815,000 of net borrowings offset by $25,071,000 of repayment of debt.

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

     At March 31, 2007, June 30, 2007 and September 30, 2007, the Company was in
violation of a certain financial  covenant,  compliance with which was waived by the Bank effective as of each such date.

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

     On November 7, 2007,  the Credit  Agreement  was amended to (i) increase by
0.25% the  applicable  interest rate margin for the Revolving Loan and Term Loan thereunder  priced  against the lender's  "prime" or "base" rate; and (ii) add a covenant requiring the Company to meet certain levels of EBITDA for the calendar months of October through December 2007.

     Under the Credit Agreement,  as amended,  the Revolving Loan bears interest at a rate per annum equal to the "Alternate  Base Rate," being the higher of (i)
the prime  lending  rate  announced  from time to time by the Bank plus 1.25% or
(ii) the Federal Funds Effective Rate (as defined in the Credit Agreement), plus
1.25%.  The Term Loan bears  interest at a rate per annum equal to the Alternate
Base Rate plus 1.25%. In connection with the Term Loan, the Company entered into an interest rate swap agreement ("Swap Agreement") with the Bank which exchanges the variable  interest rate of the Term Loan for a fixed  interest rate of 5.13%
per annum effective January 10, 2006 through the maturity of the Term Loan.

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

     At September 30, 2007,  there was  $2,151,000  and  $1,592,000  outstanding under the NCBC Revolving Loan and Term Loan, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  market  risk  inherent  in the  Company's  financial  instruments  and positions represents the potential loss arising from adverse changes in interest rates.  At September 30, 2007 and 2006,  the  principal  amount of the Company's aggregate  outstanding variable rate indebtedness was $3,743,000 and $5,889,000, respectively.  A  hypothetical  100 basis point increase in interest rates would have had an annualized  unfavorable impact of approximately $37,000 and $59,000, respectively,  on the  Company's  earnings  and  cash  flows  based  upon  these quarter-end debt levels. With regard to the Company's  $3,500,000 Term Loan with
NCBC,  the  Company  entered  into an  interest  rate swap  with the Bank  which exchanges the variable  interest rate of the Term Loan for a fixed interest rate of 5.13% per annum.  This interest rate swap, which became effective January 10,
2006 and runs through the maturity of the three year Term Loan,  will reduce the unfavorable impact of any increase in interest rates.

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
Based on this  evaluation,  the  Company's  Chief  Executive  Officer  and Chief
Financial  Officer  concluded  that  the  Company's   disclosure   controls  and
procedures were effective at September 30, 2007.

     During the quarter ended September 30, 2007,  there have been no changes in the Company's  internal  control over  financial  reporting,  to the extent that elements of internal  control  over  financial  reporting  are  subsumed  within disclosure  controls  and  procedures,  that have  materially  affected,  or are reasonably  likely to materially  affect,  the Company's  internal  control over financial reporting.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

     The Company,  NCBC and the Bank  entered into a Fourth  Amendment to Credit and Security  Agreement,  dated  November 8, 2007,  pursuant to which the Credit
Agreement  was amended to (i)  increase by 0.25% the  applicable  interest  rate margin  for the  Revolving  Loan and Term Loan  thereunder  priced  against  the lender's  "prime" or "base" rate; and (ii) add a covenant  requiring the Company to meet  certain  levels of EBITDA for the  calendar  months of October  through
December 2007. The  description  above is qualified in its entirety by reference to the full text of the  Fourth  Amendment  to  Credit  and  Security  Agreement
included in Exhibit 10.2 to this Form 10-Q.

ITEM 6. EXHIBITS

        Exhibits

The exhibits are listed in the Exhibit Index appearing at page 20 herein.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                         BLONDER TONGUE LABORATORIES, INC.

 Date: November 13, 2007  By:   /s/  James A. Luksch
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

   3.2    Restated Bylaws of Blonder Tongue Laboratories, Inc.     Incorporated by reference from Exhibit
                                                                   3.2 to S-1 Registration Statement No.
                                                                   33-98070 originally filed October 12,
                                                                   1995, as amended.

   10.1   Third Amendment to Credit and Security Agreement         Incorporated by reference from Exhibit
          dated August 8, 2007 among Blonder Tongue                10.1 to Form 10-Q filed on August 10, 2007.
          Laboratories, Inc., Blonder Tongue Investment
          Company, National City Business Credit, Inc. and
          National City Bank.

   10.2   Fourth Amendment to Credit Security Agreement dated       Filed Herewith
          November 8, 2007 among Blonder Tongue Laboratories,
          Inc., Blonder Tongue Investment Company, National
          City Business Credit, Inc. and National City Bank.

   31.1   Certification of James A. Luksch pursuant to              Filed herewith.
          Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2   Certification of Eric Skolnik pursuant to Section         Filed herewith.
          302 of the Sarbanes-Oxley Act of 2002.

   32.1   Certification pursuant to Section 906 of                  Filed herewith.
          Sarbanes-Oxley Act of 2002.