Form 10-K
period 2007-12-31
BLONDER TONGUE LABORATORIES INC
filed 2008-03-31
CIK 1000683

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007, OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ to _________________
Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.001	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes        No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes        No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer __ Non-accelerated filer __ (do not check if a smaller reporting company)	Accelerated filer __ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No    X

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007: $6,302,376

Number of shares of common stock, par value $.001, outstanding as of March 20, 2008: 6,222,252.

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2008 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant’s last fiscal year) are incorporated by reference into Part III of this report.

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

PART I

ITEM 1.                      BUSINESS

Introduction

  Overview

Since it’s founding in 1950, Blonder Tongue has been an innovative designer and manufacturer of products for the cable television industry, primarily focused on the development of technology for niche cable television applications.  This focus has given the Company a leading position in the private cable market.  During the past several years the differentiation between the franchised and private cable markets has blurred due to the consumer’s increased expectations for cutting edge services such as high-speed data, telephony and digital video offerings.  In response, the Company has expanded its strategic thrust to accommodate both the franchised and private cable markets and is a provider of integrated network solutions to all of the cable markets that the Company serves, including the multi-dwelling unit (“MDU”) market, the lodging/hospitality market and the institutional market which includes hospitals, prisons and schools.

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

Most of the changes in the market segments that the Company serves have recently been focused on the transition to digital technologies.  One of the most promising areas is Internet Protocol Television (“IPTV”), an emerging technology that allows viewers to access broadcast network channels, subscriber services and movies-on-demand.  This technology is already experiencing full scale commercialization in international markets such as Hong Kong, Italy and France. The worldwide market projections are impressive with an estimated 62 million subscribers subscribing to IPTV services by 2010.  The Company has negotiated license agreements that will provide entry into this promising market, and is currently developing products to meet the needs of customers in the markets that it serves.

  Recent Developments

During 2007 the Company continued to advance the implementation of its current strategic plan in an effort to maximize shareholder value.  The Company’s strategic plan consists of the following:

•	focusing on the efficient operation of its core business,
•	realigning its leadership structure, and
•
implementation of an initiative to have high volume products manufactured in the People’s Republic of China (“PRC”) in order to substantially reduce the Company’s manufacturing costs, obtain competitive advantage in the markets served and facilitate a more aggressive marketing program.

The Company’s manufacturing initiative in the PRC entails a combination of contract manufacturing agreements and purchasing agreements with key Chinese manufacturers that can most fully meet the Company’s needs.  The Company has entered into a manufacturing agreement with a major contract manufacturer in the PRC that will govern the terms of its manufacture of certain of the Company’s high volume and complex products upon a purchase order being submitted by the Company.  The Company is also negotiating with other PRC-based contract manufacturers with respect to other products.  It is anticipated this transition will relate to products representing a significant portion of the Company’s net sales and is being implemented in phases over the next several years, with the first products already transitioned during the fourth quarter of 2007.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  Although this agreement has not yet contributed significantly to the Company’s revenues, it is anticipated that this three-year agreement will provide up to $4 million in revenue for the Company.  A director of the Company is also the managing member and vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

On December 15, 2006, the Company completed the divesture of its wholly-owned subsidiary, BDR Broadband, LLC (“BDR”) through the sale of all of the issued and outstanding membership interests of BDR to DirecPath Holdings, LLC, a Delaware limited liability company ("DirecPath"), which is a joint venture between Hicks Holdings LLC and The DIRECTV Group, Inc.  The aggregate sale price was approximately $3.1 million resulting in a gain of approximately $880,000 on the sale, after certain post-closing adjustments.

In addition, in connection with the divestiture transaction, on December 15, 2006, the Company entered into a Purchase and Supply Agreement with DirecPath, LLC, a wholly-owned subsidiary of DirecPath ("DPLLC"), pursuant to which DPLLC will purchase $1,630,000 of products from the Company, subject to certain adjustments, over a period of three years.  DPLLC purchased $404,000 of equipment from the Company in 2007.  It is also anticipated that the Company will provide DirecPath with certain systems engineering and technical services.

BDR commenced operations in June 2002, when it acquired certain rights-of-entry for MDU cable television and high-speed data systems (the “Systems”) from Verizon Media Ventures, Inc. and GTE Southwest Incorporated.  As a result of BDR acquiring additional rights-of-entry, at the time of the divesture, BDR owned Systems for approximately 25 MDU properties in the State of Texas, representing approximately 3,300 MDU cable television subscribers and 8,400 passings.  The Systems were upgraded with approximately $81,000 and $799,000 of interdiction and other products of the Company during 2006 and 2005, respectively.  During 2004, two Systems located outside of Texas were sold.  While the Company continued to invest in and expand BDR’s business, in August 2006 the Company determined to seek a buyer for BDR and exit the business of operating Systems in Texas to allow the Company to pursue alternative strategic opportunities.  In October 2006, several months prior to the divestiture of BDR, the Company acquired (for nominal consideration) the 10% minority interest that had been owned by Priority Systems, LLC.

On December 14, 2006, the Company’s wholly-owned subsidiary, Blonder Tongue Investment Company, completed the sale of selected patents, patent applications, provisional patent applications and related foreign patents and applications (“Patents”) to Moonbeam L.L.C. for net proceeds of $2,000,000.  In connection with the sale, the Company has retained a non-exclusive, royalty free, non-sublicenseable, worldwide right and license to use the Patents to continue to develop, manufacture, use, sell, distribute and otherwise exploit all of the Company’s products currently protected under the Patents.  These products include some of the Company’s interdiction lines in the Addressable Subscriber category of equipment.

On June 30, 2006, the Company completed the divesture of its 50% ownership interest in Blonder Tongue Telephone, LLC (“BTT”).  Under the terms of a Share Exchange and Settlement Agreement ("Share Exchange Agreement") with BTT and certain related parties of BTT, the Company transferred to BTT its 49 membership shares of BTT in exchange for BTT transferring back to the Company the 500,000 shares of the Company's common stock that were previously contributed by the Company to the capital of BTT.  Pursuant to the Share Exchange Agreement, the Company granted BTT a non-transferable equipment purchase credit in the aggregate amount of $400,000 (subject to certain off-sets), which was exercised in full by September 30, 2006.  BTT agreed to change its corporate name within 90 days after closing and cease using any intellectual property of the Company, including the names “Blonder,” “Blonder Tongue” or “BT.”  As part of the transaction, certain other non-material agreements among BTT and the Company were also terminated.

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

On February 27, 2006 (the “Effective Date”), the Company entered into a series of agreements related to its MegaPort™ line of high-speed data communications products.  As a result of these agreements, the Company has expanded its distribution territory, favorably amended certain pricing and volume provisions and extended by 10 years the term of the distribution agreement for its MegaPort™ product line.  These agreements also require the Company to guaranty payment due by Shenzhen Junao Technology Company Ltd. (“Shenzhen”), an affiliate of Master Gain (as defined below) to Octalica, Ltd. (“Octalica”) in connection with Shenzhen’s purchase of T.M.T.-Third Millennium Technology Limited (“TMT”) from Octalica.  In exchange for this guaranty, MegaPort Technology, LLC (“MegaPort”), a wholly-owned subsidiary of the Company, obtained an assignable option (the “Option”) to acquire substantially all of the assets and assume certain liabilities of TMT on substantially the same terms as the acquisition of TMT by Shenzhen from Octalica.  The purchase price for TMT and, therefore, the amount and payment terms guaranteed by the Company is the sum of $383,150 plus an earn-out.  The earn-out will not exceed 4.5% of the net revenues derived from the sale of certain products during a period of 36 months commencing after the sale of certain specified quantities of TMT inventory following the Effective Date.  The cash portion of the purchase price was payable (i) $22,100 on the 120th day following the Effective Date, (ii) $22,100 on the last day of the twenty-fourth month following the Effective Date, and (iii) $338,950 commencing upon the later of (A) the second anniversary of the Effective Date and (B) the date after which certain volume sales targets for each of the MegaPort™ products have been met, and then only as and to the extent that revenues are derived from sales of such products.  As of the date of the filing of this report, none of the volume sales targets for these MegaPort products have been met and, accordingly, no further purchase price payments have been made.  In February 2007, MegaPort sent notice to TMT and Shenzhen of its election to exercise the Option to acquire substantially all of the assets of TMT.  Shenzhen has not responded to MegaPort’s notice of exercise of the Option.  MegaPort has engaged legal representation in Israel to explore its options in connection with enforcement of its contractual rights, but no decisions with respect thereto have been made.  Upon consummation of the acquisition, MegaPort, or its assignee, will pay Shenzhen, in the same manner and at the same times, cash payments equal to the purchase price payments due from Shenzhen to Octalica and will assume certain liabilities of TMT.

On November 11, 2005, the Company and its wholly-owned subsidiary, Blonder Tongue Far East, LLC, a Delaware limited liability company, entered into a joint venture agreement (“JV Agreement”) with Master Gain International Industrial Limited, a Hong Kong corporation (“Master Gain”), intending to manufacture products in the PRC.  This joint venture was formed to compete with Far East manufactured products and to expand market coverage outside North America.  On June 9, 2006, the Company terminated the JV Agreement due to the joint venture's failure to meet certain quarterly financial milestones as set forth in the JV Agreement.  The inability to meet such financial milestones was caused by the failure of Master Gain to contribute the $5,850,000 of capital to the joint venture as required by the JV Agreement and the joint venture's failure to obtain certain governmental approvals and licenses necessary for the operation of the joint venture.  Following the termination of the JV Agreement, the Company restructured its strategy for the transition of manufacturing certain of its products to the PRC, which has resulted in the current contract manufacturing initiative with certain key Chinese manufacturers as described above.

The Company was incorporated under the laws of the State of Delaware in November 1988 and completed its initial public offering in December 1995.

Strategy

It is a constant challenge for the Company to stay at the forefront of the technological requirements of the cable markets that the Company serves, including the MDU, lodging and institutional markets.  Changes and developments in the manner in which information (whether video, voice or data) is transmitted as well as the use of alternative compression technologies all require the Company to continue to develop innovative new products.  The Company has added and intends to continue to add new and innovative products to respond to the migration from analog to digital signal transmission.  In order to provide products and services that allow integrators and operators to deploy triple play services of voice, high-speed data and video (both analog and digital), the Company has added new products to the Digital Video Headend, High-speed Data and Fiber Optic product lines.  These key product lines are more thoroughly discussed under “Business – Products” beginning on page 7 below.  This evolution of the Company’s product lines will focus on the increased needs created in the digital space by IPTV, Digital Video and HDTV signals and integrating these signals into the optical networks of the future.

In response to the market pressure to compete with Far East manufactured products and to expand its market coverage outside North America, the Company has already entered into a manufacturing agreement with a major contract manufacturer in the PRC for certain of its high volume and complex products and is seeking additional strategic contract manufacturing relationships in that country and elsewhere.  The Company believes that this initiative will reduce the manufacturing costs of its products, with resultant improvement in gross profit margins.  The Company commenced production of products in the PRC during the fourth quarter of 2007.

The Company’s principal end-use customers are:

•	Cable System Operators (both franchise and private, as well as cable contractors) that design, package, install and in most instances operate, upgrade and maintain the systems they build,

•	Lodging / Hospitality video and high speed data system operators that specialize in the Lodging/Hospitality Markets, and

•	Institutional System Operators that operate, upgrade and maintain the systems that are in their facilities, or Contractors that install, upgrade and maintain these systems.

A key component of the Company’s strategy is to leverage its reputation across a broad product line, offering one-stop shop convenience to the cable market customers it serves and delivering products having a high performance-to-cost ratio.  The Company has historically enjoyed, and continues to enjoy, a leading market position in the private cable industry, while progressively making inroads into the franchise cable market.  The Company provides integrated network solutions for the MDU market, the lodging/hospitality market and the institutional market.  As the Company has expanded its market coverage, however, the distinctions between private cable and franchise cable have become blurred.  For example, the most efficient, highest revenue-producing private cable systems and small franchise cable systems are built with the same electronic building blocks.  Most of the electronics required for these systems are available from Blonder Tongue.

The Company’s product lines (headend and distribution) must continue to evolve to maintain the ability to provide all of the electronic equipment necessary to build small cable systems and much of the equipment needed in larger systems for the most efficient operation and highest profitability in high density applications.

Markets Overview

The broadband signal distribution industry (involving the high-speed transmission of television, telephony and internet signals) has been dominated by franchise cable television and multiple system cable operators (“MSOs”).  The penetration of wireless, direct-broadcast satellite (“DBS”), such as DIRECTV™ and DISH Network™, in the TV market continues to grow with a combined subscriber count in excess of 29 million.  The Regional Bell Operating Companies (i.e. Verizon and AT&T) (“RBOC’s”) also compete with the MSO’s for high-speed data services and are building fiber optic networks, on a national level, capable of delivering triple play services direct to the home or to the curb utilizing packet-based, Internet Protocol technology (“IP”).  The MSO’s are deploying IP for their Video on Demand (“VOD”) services and continue to expand the reach of fiber optic networks in order to maintain their dominant position.

The long term result of these activities will be increased competition for the provision of all three services and a trend toward delivery of these services through fiber using IP technology. This major market transition has resulted in increased consumer expectations, placing the lodging and institutional markets under pressure to install new infrastructure and upgrade existing networks.  It is not known how long this transition will take but to remain competitive, the Company must continue to increase its product offerings for fiber transmission, digital television, IP encoding and decoding and digital applications.

Cable Television

Most cable television operators, both large and small, have built fiber optic networks with various combinations of fiber optic and coaxial cable to deliver television signal programming, data and phone services on one drop cable.  Cable television deployment of fiber optic trunk has been completed in most existing systems.  The system architecture being employed to accomplish the provision of analog video, digital video, HDTV, high-speed data, VOD and telephone service is a hybrid fiber coaxial (“HFC”) network.  In an HFC network, fiber optic trunk lines connect to nodes which typically feed 50 to 250 subscribers, using coaxial cable.

The Company believes that most major metropolitan areas will eventually have complex networks of two or more independent operators interconnecting homes and multi-dwelling complexes.  All of these networks are potential users of Blonder Tongue’s Analog Video Headend, Digital Video Headend, Fiber Optic and Addressable products.

Lodging

Competition among cable operators serving the lodging market to provide more channels, VOD and enhanced interactivity, has resulted in increased demand for analog, digital and high definition television system electronics.  These systems have been and continue to be well received in the market, as property owners have sought additional revenue streams and guests have demanded increased in-room technology services.  The leading system integrators in this market rely upon outside suppliers for their system electronics and most are Blonder Tongue customers.  These companies and others offer lodging establishments systems that provide VOD movies with a large selection of titles.  The typical lodging system headend will include as many as 20 to 40 receivers and as many as 60 to 80 modulators, and will be capable of providing guests with more free channels, VOD for a broad selection of movie titles, and interactive services.

Most of the systems with VOD service were initially in large hotels, where the economics of high channel capacity systems are more easily justified.  The conversion of hotel pay-per-view systems into video-on-demand is increasing.  Smaller hotels and motels are being provided with video-on-demand as enhanced technology results in reduced headend costs, keeping the market growth reasonably steady.  A current trend in lodging is to furnish “plug-and-play” high-speed data service to customers and Blonder Tongue’s MegaPort™ high-speed data product provides the solution for hotel/motel high-speed data deployment.

Institutional

The Company identifies the Institutional market as: education campus environments, correctional facilities and short or long term health service environments.  What all of these seemingly unrelated facilities have in common is that they all contain private networks that are dependant on either locally generated or externally sourced video and/or data content. As the advanced technologies of VOD, HDTV and IPTV permeate the market, these facilities are embracing these technologies to achieve site specific goals.  The Company has traditionally benefited from a very strong share of this market with its Analog Video Headend and Distribution Products.  We anticipate that this trend will continue and evolve into firm adoption of our Digital Video Headend Products, which include HDTV and Digital Video solutions and our upcoming IPTV platforms.

International

Cable television service for much of the world is expanding as technological advancement reduces the cost to consumers.  In addition, economic development in Latin America, Asia and Eastern Europe has allowed construction of integrated delivery systems that utilize a variety of electronics and broadband hardware.  The pace of growth is difficult to predict, but as more alternatives become available and television service becomes increasingly affordable, it is anticipated that more equipment will be placed in the field.  The Company utilizes several distributors in Florida and within Latin America to serve the Latin American market, although during the last several years international sales have not materially contributed to the Company’s revenue base.  The Company’s initiative to manufacture products in the PRC will expand the Company’s capability to manufacture core products at a more competitive cost and also could lead to the development of new markets for product sales in the Far East.  In connection with any expansion, however, there are inherent risks of international operations in general, and operating in the PRC in particular.  These risks are described in more detail under “Risk Factors” below.

Additional Considerations

The technological revolution with respect to video, data and voice services continues at a rapid pace.  Cable TV’s QAM video is competing with DIRECTV™ and EchoStar’s DBS service and cable modems compete with DSL offered by the RBOC’s.  RBOC’s are building national fiber networks and are now delivering video, data and voice services directly to the home over fiber optic cable, and voice over IP (“VOIP”) is being offered by cable companies and others in competition with traditional phone companies.  The Company is also beginning to see the convergence of data and video communications, wherein computer and television systems merge.  While it is not possible to predict with certainty which technology will be dominant at any particular point in time, the Company believes that delivery of services using IP technology will eventually dominate the delivery systems of the future and the tremendous bandwidth available through the use of fiber optic cable will eventually be the dominant carrier of video, voice and data communications signals.

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

Products

Blonder Tongue’s products can be separated, according to function, into the several categories described below:

•           Analog Video Headend Products used by a system operator for signal acquisition, processing and manipulation for further transmission.  Among the products offered by the Company in this category are satellite receivers, integrated receiver/decoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers and processors.  The headend is the “brain” of a television signal distribution system.  It is the central location where the multi-channel signal is initially received, converted and allocated to specific channels for analog distribution.  In some cases, where the signal is transmitted in encrypted form or digitized and compressed, a receiver will also be required to decode the signal. Blonder Tongue is a licensee of Motorola, Inc.’s (“Motorola”) VideoCipher® and DigiCipher® encryption technologies and integrates their decoders into integrated receiver/decoder products, where required.  The Company estimates that Analog Video Headend Products accounted for approximately 49% of the Company’s revenues in each of the three years 2007, 2006 and 2005.

•           Digital Video Headend Products used by a system operator for acquisition, processing and manipulation of digital video signals.  Blonder Tongue is constantly expanding its Digital Products offering, which currently includes the QTM line of Transcoders, Digital QAM Up-converters for data-over-cable applications, Digital High Definition Television Processors for delivery of HDTV programming and QAM Modulators. The QTM line is used for economically deploying or adding a satellite based digital programming tier of standard digital or HDTV digital programming.  The unit transcodes a satellite signal’s modulation from Quadrature Phase Shift Key (“QPSK”) to Quadrature Amplitude Modulation (“QAM”) or from 8PSK (HDTV Format) to QAM for signals received from a satellite transponder. Since QPSK and 8PSK are optimum for satellite transmission and QAM is optimum for fiber/coaxial distribution, precious system bandwidth is saved while the signal maintains its digital form.  Building upon the innovative design work that brought about the QTM Transcoders, QAM Up-converters and HDTV Processors, the Company launched the AQD Series of Agile QAM Demodulators.  The AQD Series allows for the reception and demodulation of QAM digital, Off-air Standard Digital or Off-air HDTV signals.  This enables system operators in all of the Company’s primary market to benefit from digital transmission, while preserving their analog distribution networks and viewing sites long after the FCC mandatory transition in 2009. Digital Video Headend Products continue to expand in all of the Company’s primary markets, bringing more advanced technology to consumers and operators, and it is expected that this area will evolve into a major element of the Company’s business in the future.  The Company estimates that Digital Video Headend Products accounted for approximately 18% of the Company’s revenues in 2007, 16% in 2006 and 13% in 2005.

•           Fiber Products used to transmit the output of a cable system headend to multiple locations using fiber optic cable.  Among the products offered are optical transmitters, receivers, couplers and splitters.  These products convert RF frequencies to light (or infrared) frequencies and launch them on optical fiber.  At each receiver site, an optical receiver is used to convert the signals back to normal VHF frequencies for distribution to subscribers.  While sales of products in this category have not historically contributed significantly to the Company’s revenues, they are expected to increase due to new product innovations that the Company will be bringing to market in 2008.

•           Distribution Products used to permit signals to travel from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a distribution network of fiber optic or coaxial cable.  Among the products offered by the Company in this category are line extenders, broadband amplifiers, directional taps, splitters and wall taps.  In cable television systems, the distribution products are either mounted on exterior telephone poles or encased in pedestals, vaults or other security devices.  In private cable systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coaxial cable and devices.  The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images.  The Company estimates that distribution products accounted for approximately 20% of the Company’s revenues in 2007, 19% in 2006 and 20% in 2005.

•           Addressable Products used to control access to programming at the subscriber’s location.  The products offered in this category are Interdiction and Addressable Multi-Tap (AMT) products.  Interdiction products limit the availability of programs to subscribers through jamming of particular channels.  In 2006, the Company introduced a consumer version of this product, the TV Channel Blocker Parental Control, which provides local (at the consumer level) control of the full analog block of channels. AMT products remotely control all access to programming for a particular subscriber.  Sales of these products have not contributed significantly to the Company’s revenues.

•           High-speed Data Products used to provide Internet access and transfer data over a hybrid fiber/coaxial cable system.  Products in this category include standard DOCSIS cable modems, DOCSIS/Euro DOCSIS cable modem termination system (“CMTS”), and the MegaPort™ solution for providing broadband Internet access to hospitality environments & MDUs. The MegaPort™ solution consists of two main components, the Gateway and the Intelligent Outlets. The Gateway is a broadband Ethernet router or bridge that establishes a network within a building or community over the existing coaxial cable system. The Intelligent Outlet serves as the modem, but is permanently installed in the location to eliminate loss of equipment associated with churn. Each Gateway can accommodate 64 enabled Outlets and with a software upgrade, up to 250 outlets.  On February 13, 2007, the Company entered in to a non-exclusive distribution agreement with Motorola, Inc. for the sales and distribution of Motorola's Connected Home Solutions voice and data products to the private cable, lodging and institutional markets in the United States. Products feature the industry leading Motorola SurfBoard® 5101 cable modem and the BSR2000 (Broadband Services Router) compact CMTS featuring DOCSIS® 2.0 qualification. The BSR2000 is a compact, high-performance CMTS with 1 downstream and 4 upstream channels that is ideal for small or medium sized distribution systems.  The unit offers advanced functionality, allowing smaller cable operators to efficiently migrate to DOCSIS or EuroDOCSIS 2.0 while simultaneously increasing the performance of their existing base of DOCSIS 1.0 and 1.1 cable modems.  This is a relatively new category of products for the Company and has not as yet contributed significantly to the Company’s revenues.

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

•           Microwave Products used to transmit voice, analog video, digital video and data signals to multiple locations using point-to-point communication links in the 18 GHz range of frequencies.  The company offers the full line of products required to construct and maintain these point-to-point, 18 GHz communication links.  While microwave products will continue to be sold to maintain existing systems, the Company does not anticipate that these products will contribute significantly to the Company’s revenues.

•           Test Products used for measuring signals in the Headend and Distribution.  Among the products offered by the Company in this category are Analog and Digital QPSK Analyzers, Palm Tops Analog and Digital Analyzers and Signal Level Meters.  While the Company expects to continue selling test products to meet the needs of customers, the Company does not anticipate that these products will contribute significantly to the Company’s revenues.

The Company will modify its products to meet specific customer requirements.  Typically, these modifications are minor and do not materially alter the functionality of the products.  Thus, the inability of a customer to accept such products does not generally result in the Company being otherwise unable to sell such products to other customers.

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards.  To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand the frequency range of existing products in order to accommodate customer demand for greater channel capacity, (iii) license new technology, and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources.  Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects with the expectation or promise of substantial future orders from such customers or customer prospects.  In the new product development process, the vast experience of the Company’s Technical Services Group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace.  Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products as changes in the market demand. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering lower production costs.  For the acquisition of new technologies, the Company may rely upon technology licenses from third parties. The Company will also license technology if it can obtain technology quicker, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party.  There were 16 employees in the research and development department of the Company at December 31, 2007.  The Company spent $1,797,000, $1,634,000 and $1,552,000 on research and development expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

Marketing and Sales

Blonder Tongue markets and sells its products worldwide primarily to the following markets: the MDU market, the lodging market and the institutional market.  Sales are made directly to customers by the Company’s internal sales force, as well as through a few domestic stocking distributors (which accounted for approximately 54% of the Company’s revenues for fiscal 2007).  These distributors serve multiple markets.  Direct sales to cable operators and system integrators accounted for approximately 22% of the Company’s revenues for fiscal 2007.

The Company’s sales and marketing function is predominantly performed by its internal sales force.  Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities.  The Company’s internal sales force consists of 22 employees, which currently includes 10 salespersons in Old Bridge, New Jersey, one salesperson in each of North Myrtle Beach, South Carolina, Cudahy, Wisconsin, and Austin, TX and 9 sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

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

Customers

Blonder Tongue has a broad customer base, which in 2007 consisted of approximately 467 active accounts.  Approximately 58%, 50%, and 48% of the Company’s revenues in fiscal years 2007, 2006, and 2005, respectively, were derived from sales of products to the Company’s five largest customers.  In 2007, 2006 and 2005, sales to Toner Cable Equipment, Inc. accounted for approximately 23%, 20% and 17% respectively of the Company’s revenues.  There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period.  However, the Company anticipates that these customers will continue to account for a significant portion of the Company’s revenues in future periods, although none of them is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period.

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

The Company’s revenues are derived primarily from customers in the continental United States, however, the Company also derives revenues from customers outside the continental United States, primarily in Canada and to a more limited extent, in underdeveloped countries.  Television service is less developed in many international markets, particularly Latin America, Eastern Europe and Asia, creating opportunity for those participants who offer quality products at a competitive price.  Sales to customers outside of the United States represented approximately 2%, 6% and 6% of the Company’s revenues in fiscal years 2007, 2006 and 2005 respectively.  All of the Company’s transactions with customers located outside of the continental United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions.  In connection with the Company’s initiatives in the PRC, the Company may have foreign currency transactions and may be subject to various currency exchange control programs related to its PRC operations.  See Risk Factors below for more detail on the risk of foreign operations.

Manufacturing and Suppliers

Blonder Tongue’s manufacturing operations are presently located at the Company’s headquarters in Old Bridge, New Jersey.  The Company’s manufacturing operations are vertically integrated and consist principally of the assembly and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chassis and cabinets for such assemblies.  Management continues to implement improvements to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor, an increased use of surface mount, axial lead and radial lead robotics to place electronic components on printed circuit boards, a continuing program of circuit board redesign to make more products compatible with robotic insertion equipment and an increased integration in machining and fabrication.  All of these efforts are consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products.  The Company has also entered into a manufacturing agreement with a major contract manufacturer in the PRC that governs the terms of its manufacture of certain of the Company’s high volume and complex products upon a purchase order being submitted by the Company.  The Company is also negotiating with other PRC-based contract manufacturers with respect to other products.  The Company commenced production of certain products in the PRC during the fourth quarter of 2007.  If successful, the Company may shift a material portion of its manufacturing operations to the PRC in order to maximize manufacturing and operational efficiencies.

Outside contractors supply standard components, etch-printed circuit boards and electronic subassemblies to the Company’s specifications.  While the Company generally purchases electronic parts which do not have a unique source, certain electronic component parts used within the Company’s products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts.  If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented.  However, in such situations the Company may experience temporary reductions in its ability to ship products affected by the component shortage.  On an as-needed basis, the Company purchases several products from sole suppliers for which alternative sources are not available, such as the DigiCipher® encryption systems manufactured by Motorola, which are standard encryption methodologies employed on U.S. C-Band and Ku-Band transponders, EchoStar digital receivers for delivery of DISH Network™ programming, and Hughes digital satellite receivers for delivery of DIRECTV™ programming. An inability to timely obtain sufficient quantities of certain of these components would have a material adverse effect on the Company’s operating results.  The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company.

Blonder Tongue maintains a quality assurance program which tests samples of component parts purchased, as well as its finished products, on an ongoing basis.  The Company also tests component and sub-assembly boards throughout the manufacturing process using commercially available and in-house built testing systems that incorporate proprietary procedures.  The highest level of quality assurance is maintained through out all aspects of the design and manufacturing process because of the in-house calibration program.  This program ensures that all test and measurement equipment that is used in the manufacturing process is calibrated to the same in-house reference standard on a consistent basis.  When all test and measurement devices are calibrated in this manner, discrepancies are eliminated between the engineering, manufacturing and quality control departments, thus increasing operational efficiency and ensuring a high level of product quality.  Blonder Tongue performs final product tests prior to shipment to customers.

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

Intellectual Property

The Company currently holds 11 United States patents and 4 foreign patents none of which are considered material to the Company’s present operations because they do not relate to high volume applications.  In December 2006, the Company’s wholly-owned subsidiary, Blonder Tongue Investment Company, completed the sale to Moonbeam L.L.C. of a portfolio of selected patents, patent applications, provisional patent applications and related foreign patents and applications (“Patents”) originally acquired in the Company’s acquisition of Scientific-Atlanta, Inc.’s interdiction business in 1998.  Blonder Tongue retained a non-exclusive, royalty free, non-sublicenseable, worldwide right and license to use the Patents to continue to develop, manufacture, use, sell, distribute and otherwise exploit all of the Company’s products currently protected under the Patents. Because of the rapidly evolving nature of the cable television industry, the Company believes that its market position as a supplier to cable integrators derives primarily from its ability to develop a continuous stream of new products which are designed to meet its customers’ needs and which have a high performance-to-cost ratio.

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

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes.  The Company did not incur in 2007 and does not anticipate incurring in 2008 material capital expenditures for compliance with Federal, state and local environmental laws and regulations.  There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company.  Further, such regulations could restrict the Company’s ability to expand its operations.  Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315.  This permit will expire May 31, 2012.

Employees

As of January 10, 2008, the Company employed approximately 232 people, including 162 in manufacturing, 16 in research and development, 11 in quality assurance, 22 in sales and marketing, and 21 in a general and administrative capacity.  109 of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company expiring in February, 2009.  The Company considers its relations with its employees to be good.

ITEM 1A	RISK FACTORS

The Company’s business operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company’s control.  The following “Risk Factors” highlights some of these risks.  Additional risks not currently known to the Company or that the Company now deems immaterial may also affect the Company and the value of its common stock.  The risks described below, together with all of the other information included in this report, should be carefully considered in evaluating our business and prospects.  The occurrence of any of the following risks could harm the Company’s business, financial condition or results of operations. Solely for purposes of the risk factors in this Item 1A, the terms “we”, “our” and “us” refer to Blonder Tongue Laboratories, Inc. and its subsidiaries.

Any substantial decrease in sales to our largest customer may adversely affect our results of operations or financial condition.

In 2007, 2006 and 2005, sales to Toner Cable Equipment, Inc. accounted for approximately 23%, 20% and 17%, respectively, of our revenues.  There can be no assurance that any sales to this customer will reach or exceed historical levels in any future period.  However, we anticipate that this customer will continue to account for a significant portion of our revenues in future periods, although it is not obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide us with binding forecasts of product purchases for any future period.

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

An inability to reduce expenses or increase revenues may cause continued net losses.

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

We continually analyze our slow-moving, excess and obsolete inventories.  Based on historical and projected sales volumes and anticipated selling prices, we establish reserves.  If we do not meet our sales expectations, these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  We recorded an increase to our reserve of $314,000, $114,000 and $4,372,000 during 2007, 2006 and 2005, respectively.  Although we believe reserves are adequate and inventories are reflected at net realizable value, there can be no assurance that we will not have to record additional inventory reserves in the future.  Significant increases to inventory reserves could have a material adverse effect on our results of operations and financial condition.

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

The vast majority of our revenues in fiscal years 2007, 2006 and 2005 came from sales of our products for use by cable infrastructure operators.  Demand for our products depends to a large extent upon capital spending on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems.  Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including

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

Sales to customers outside of the United States represented approximately 2%, 6% and 6% of our revenues in fiscal years 2007, 2006 and 2005, respectively.  Such sales are subject to certain risks such as:

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

Our contract manufacturing in the PRC may subject us to the risks of unfavorable political, regulatory, legal and labor conditions in the PRC.

During the fourth quarter of 2007, we began manufacturing and assembling some of our products in the People’s Republic of China, or PRC, under a contract manufacturing arrangement with a certain key Chinese manufacturer.  In addition, we may increase the amount of revenues we derive from sales to customers outside the United States, including sales in the PRC.  Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, having our products manufactured in the PRC, including those risks described in the preceding risk factor.  Although the PRC has a large and growing economy, its potential economic, political, legal and labor developments entail uncertainties and risks.  In the event of any changes that adversely affect our ability to manufacture in the PRC after products have been successfully transitioned out of the United States, our business will suffer.

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

Private cable system operation is not presently burdened with significant government regulation, other than, in some cases, certain FCC licensing requirements.  The Telecommunications Act of 1996 deregulated many aspects of franchise cable system operation and opened the door to competition among cable operators and telephone companies in each of their respective industries.  It is possible, however, that regulations could be adopted which would re-impose burdensome restrictions on franchise cable operators resulting in, among other things, the grant of exclusive rights or franchises within certain geographical areas.  In addition, certain rules adopted by the FCC in June, 2000 (as further revised in 2002 and 2004) provide for the re-designation of portions of the 18GHz-frequency band among the various currently allocated services, which rules have shifted demand away from our microwave products.  Any increased regulation of franchise cable could have a material adverse effect on our results of operations and financial condition.

Any increase in governmental environmental regulations or our inability or failure to comply with existing environmental regulations may cause an adverse effect on our results of operations or financial condition.

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.  We do not anticipate material capital expenditures during the fiscal year ending 2008 for compliance with federal, state and local environmental laws and regulations.  There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us.  Further, such regulations could restrict our ability to expand our operations.  Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended.  Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

Potential fluctuations in the stock price for our Common Stock may adversely affect the market price for our Common Stock.

Factors such as:

•	announcements of technological innovations or new products by us, our competitors or third parties;

•	quarterly variations in our actual or anticipated results of operations;

•	failure of revenues or earnings in any quarter to meet the investment community’s expectations; and

•	market conditions for cable industry stocks in general;

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

The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which is owned by the Company.  The Old Bridge Facility is encumbered by a mortgage held by National City Business Credit, Inc. in the principal amount of $1,534,000 as of December 31, 2007.  Management believes that the Old Bridge Facility is adequate to support the Company’s anticipated needs in 2008.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock has been traded on the American Stock Exchange since the Company’s initial public offering on December 14, 1995.  The following table sets forth for the fiscal quarters indicated, the high and low sale prices for the Company’s Common Stock on the American Stock Exchange.

Market Information

Fiscal Year Ended December 31, 2007:	High	Low
First Quarter	$2.78	$1.71
Second Quarter	2.36	1.45
Third Quarter	1.79	1.12
Fourth Quarter	2.45	1.05

Fiscal Year Ended December 31, 2006:	High	Low
First Quarter	$2.29	$1.80
Second Quarter	2.90	1.40
Third Quarter	1.85	.95
Fourth Quarter	1.90	1.16

The Company’s Common Stock is traded on the American Stock Exchange under the symbol “BDR”.

Holders

As of March 28, 2008, the Company had approximately 56 holders of record of the Common Stock.  Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

The selected consolidated statement of operations data presented below for each of the years ended December 31, 2007, 2006 and 2005, and the selected consolidated balance sheet data as of December 31, 2007 and 2006, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K.  The selected consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements not included herein.  The data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, notes thereto and other financial and statistical information appearing elsewhere herein.

On December 15, 2006, the Company sold BDR Broadband, LLC.  The amounts previously reported below in the consolidated statement of operations data for the years ended December 31, 2005, 2004, and 2003 have been changed to reflect BDR Broadband, LLC as a discontinued operation.

Certain amounts previously reported for the year ended December 31, 2003 have been restated.

	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data: Net sales	$33,159	$35,775	$34,730	$37,783	$34,343
Cost of goods sold (1)	21,850	23,409	27,399	26,104	25,629
Gross profit	11,309	12,366	7,331	11,679	8,714
Operating expenses: Selling, general and administrative	9,548	10,396	9,503	8,888	8,631
Research and development	1,797	1,634	1,552	1,549	1,833
Total operating expenses	11,345	12,030	11,055	10,437	10,464
Earnings (loss) from operations (1)	(36)	336	(3,724)	1,242	(1,750)
Interest and other income	-	386	1	357	-
Interest expense	(466)	(711)	(796)	(903)	(1,105)
Equity in loss of Blonder Tongue Telephone, LLC	-	(107)	(437)	(613)	(154)
Earnings (loss) from continuing operations before income taxes (1)	(502)	(96)	(4,956)	83	(3,009)
Provision (benefit) for income taxes (1)	-	-	-	2,826	(318)
Loss before discontinued operations………………..	(502)	(96)	(4,956)	(2,743)	(2,691)
Loss from discontinued operations (net of tax)..	-	(500)	(544)	(379)	(431)
Gain (loss) on disposal of subsidiary………………….	(59)	938	-	-	-
Net (loss) earnings (1)	$(561)	$342	$(5,500)	$(3,122)	$(3,122)
Basic and diluted income (loss) per share (1)	$(0.09)	$0.05	$(0.69)	$(0.39)	$(0.41)
Basic and diluted weighted average shares outstanding	6,222	7,592	8,015	8,001	7,654

	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data: Working capital (1)	$7,902	$9,511	$7,108	$10,603	$11,591
Total assets (1)	25,949	27,222	32,864	38,156	47,990
Long-term debt (including current maturities)	2,574	4,028	7,578	8,513	12,946
Stockholders’ equity (1)	20,677	20,232	21,499	26,923	30,885
__________________

(1)	Amounts previously reported for the year ended December 31, 2003 have been restated.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2002 and 2003, the Company expanded beyond its core business by acquiring a private cable television system (BDR Broadband, LLC), and also acquiring an interest in a company offering a private telephone program for multiple dwelling unit applications (Blonder Tongue Telephone, LLC).  However, as part of its strategy to focus on its core business, the Company sold its interests in these businesses during 2006.  The results of operations from BDR Broadband, LLC, as well as the gain due to its sale, are reflected as discontinued operations in the consolidated statement of operations included in this Annual Report on Form 10-K.  These acquisitions and related dispositions are described in more detail below, along with other recent transactions affecting the Company in recent years.

On December 15, 2006, the Company completed the divesture of its wholly-owned subsidiary, BDR Broadband, LLC (“BDR”) through the sale of all of the issued and outstanding membership interests of BDR to DirecPath Holdings, LLC, a Delaware limited liability company ("DirecPath"), which is a joint venture between Hicks Holdings LLC and The DIRECTV Group, Inc.  This sale took place pursuant to a Membership Interest Purchase Agreement ("Purchase Agreement").  Pursuant to the Purchase Agreement, DirecPath paid the Company an aggregate purchase price of approximately $3,130,000 in cash, resulting in a gain of approximately $880,000 on the sale, after certain post-closing adjustments. A portion of the purchase price, $465,000 is being held in an escrow account, and is included as part of the prepaid and other current assets, pursuant to an Escrow Agreement dated December 15, 2006, among the Company, DirecPath and U.S. Bank National Association, to secure the Company’s indemnification obligations under the Purchase Agreement.

In addition, in connection with the divestiture transaction, on December 15, 2006, the Company entered into a Purchase and Supply Agreement with DirecPath, LLC, a wholly-owned subsidiary of DirecPath ("DPLLC"), pursuant to which DPLLC will purchase $1,630,000 of products from the Company, subject to certain adjustments, over a period of three years.  DPLLC purchased $404,000 of equipment from the Company in 2007.  It is also anticipated that the Company will provide DirecPath with certain systems engineering and technical services.

BDR commenced operations in June 2002, when it acquired certain rights-of-entry for MDU cable television and high-speed data systems (the “Systems”) from Verizon Media Ventures, Inc. and GTE Southwest Incorporated.  At the time of the divesture, BDR owned Systems for approximately 25 MDU properties in the State of Texas, representing approximately 3,300 MDU cable television subscribers and 8,400 passings.  The loss from operations of BDR was $500,000 and $544,000 during 2006 and 2005, respectively.  The Systems were upgraded with approximately $81,000 and $799,000 of interdiction and other products of the Company during 2006 and 2005, respectively.  While the Company continued to invest in and expand BDR’s business, in August 2006 the Company determined to seek a buyer for BDR and exit the business of operating Systems in Texas to allow the Company to pursue alternative strategic opportunities.  In October 2006, several months prior to the divestiture of BDR, the Company (for nominal consideration) acquired the 10% minority interest that had been owned by Priority Systems, LLC.

During 2003, the Company entered into a series of agreements pursuant to which the Company ultimately acquired a 50% economic ownership interest in NetLinc Communications, LLC (“NetLinc”) and Blonder Tongue Telephone, LLC (“BTT”) (to which the Company had licensed its name).  The aggregate purchase price consisted of (i) the cash portion of $1,166,667 plus (ii) 500,000 shares of the Company’s common stock.  BTT had an obligation to redeem the $1,166,667 cash component of the purchase price to the Company via preferential distributions of cash flow under BTT’s limited liability company operating agreement.  In addition, of the 500,000 shares of common stock issued to BTT as the non-cash component of the purchase price (fair valued at $1,030,000), one-half (250,000 shares) were pledged to the Company as collateral.

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

On June 30, 2006, the Company entered into a Share Exchange and Settlement Agreement ("Share Exchange Agreement") with BTT and certain related parties of BTT, pursuant to which the Company transferred to BTT its 49 membership shares of BTT, representing the Company's 50% ownership interest in BTT.  In exchange, BTT transferred back to the Company the 500,000 shares of the Company's common stock that were previously contributed by the Company to the capital of BTT.  Pursuant to the Share Exchange Agreement, the Company granted BTT a non-transferable equipment purchase credit in the aggregate amount of $400,000 (subject to certain off-sets), which was exercised in full by September 30, 2006.  The Company’s equity in loss of BTT was approximately $107,000 and $437,000 for the fiscal years ended December 31, 2006 and 2005, respectively.  The Company continues to hold its interest in NetLinc.

As a result of and following the transactions contemplated by the Share Exchange Agreement, sales of telephony equipment have continued to decline.  While the Company presently intends to continue to independently pursue its existing and hereafter-developed leads for the sale of telephony equipment, it has ceased to pursue leads for the provision of telephony services and anticipates that over the next year, sales derived from this business will not be a significant source of revenues for the Company.

On December 14, 2006, the Company’s wholly-owned subsidiary, Blonder Tongue Investment Company, completed the sale of selected patents, patent applications, provisional patent applications and related foreign patents and applications to Moonbeam L.L.C. for net proceeds of $2,000,000.  In connection with the sale, the Company has retained a non-exclusive, royalty free, worldwide right and license to use these patents to continue to develop, manufacture, use, sell, distribute and otherwise exploit all of the Company’s products currently protected under the patents.  These products include some of the interdiction lines in the Addressable Subscriber category of equipment, some of which were part of the interdiction business acquired from Scientific-Atlanta, Inc. (“Scientific”) in 1998.

One of the Company’s recent initiatives is to manufacture products in the People’s Republic of China (“PRC”) in order to reduce the Company’s manufacturing costs and facilitate a more aggressive marketing program in the private cable market.  Towards this end, on November 11, 2005, the Company and its wholly-owned subsidiary, Blonder Tongue Far East, LLC, a Delaware limited liability company, entered into a joint venture agreement (“JV Agreement”) with Master Gain International Industrial Limited, a Hong Kong corporation (“Master Gain”), intending to manufacture products in the PRC.  This joint venture was formed to compete with Far East manufactured products and to expand market coverage outside North America.  On June 9, 2006, the Company terminated the JV Agreement due to the joint venture's failure to meet certain quarterly financial milestones as set forth in the JV Agreement.  The inability to meet such financial milestones was caused by the failure of Master Gain to contribute the $5,850,000 of capital to the joint venture as required by the JV Agreement and the joint venture's failure to obtain certain governmental approvals and licenses necessary for the operation of the joint venture.

Following the termination of the JV Agreement, the Company began to explore alternative means of obtaining the benefits of offshore manufacturing and procurement of certain of its high volume products.  Although the termination of the JV Agreement resulted in a delay in the Company's efforts to move production of its products to the Far East, the Company continues to believe that shifting production to the Far East is in the best interests of the Company.  The Company’s present strategy to exploit manufacturing opportunities in the PRC has shifted to entail a combination of contract manufacturing agreements and purchasing agreements with key PRC manufacturers that can most fully meet the Company’s needs.  In early 2007, the Company entered into a manufacturing agreement with a core contract manufacturer in the PRC that will govern its production of the Company’s high volume and complex products upon the receipt of purchase orders from the Company.  This ongoing transition relates to products representing a significant portion of the Company’s net sales and is being implemented in phases over the next several years, with the first products already transitioned during the fourth quarter of 2007.

On February 27, 2006 (the “Effective Date”), the Company entered into a series of agreements related to its MegaPort™ line of high-speed data communications products.  As a result of these agreements, the Company has expanded its distribution territory, favorably amended certain pricing and volume provisions and extended by 10 years the term of the distribution agreement for its MegaPort™ product line.  These agreements also require the Company to guaranty payment due by Shenzhen Junao Technology Company Ltd. (“Shenzhen”) to Octalica, Ltd. (“Octalica”), in connection with Shenzhen’s purchase of T.M.T.-Third Millennium Technology Limited (“TMT”) from Octalica.  Shenzhen is an affiliate of Master Gain.  In exchange for this guaranty, MegaPort Technology, LLC (“MegaPort”), a wholly-owned subsidiary of the Company, obtained an assignable option (the “Option”) to acquire substantially all of the assets and assume certain liabilities of TMT on substantially the same terms as the acquisition of TMT by Shenzhen from Octalica.  The purchase price for TMT and, therefore, the amount and payment terms guaranteed by the Company is the sum of $383,150 plus an earn-out.  The earn-out will not exceed 4.5% of the net revenues derived from the sale of certain products during a period of 36 months commencing after the sale of certain specified quantities of TMT inventory following the Effective Date.  The cash portion of the purchase price was payable (i) $22,100 on the 120th day following the Effective Date, (ii) $22,100 on the last day of the twenty-fourth month following the Effective Date, and (iii) $338,950 commencing upon the later of (A) the second anniversary of the Effective Date and (B) the date after which certain volume sales targets for each of the MegaPort™ products have been met, and then only as and to the extent that revenues are derived from sales of such products.  As of the date of the filing of this report, none of the volume sales targets for these MegaPort products have been met and, accordingly, no further purchase price payments have been made.  In February 2007, MegaPort sent notice to TMT and Shenzhen of its election to exercise the Option to acquire substantially all of the assets of TMT.  Shenzhen has not responded to MegaPort’s notice of exercise of the Option.  MegaPort has engaged legal representation in Israel to explore its options in connection with enforcement of its contractual rights, but no decisions with respect thereto have been made.  Upon consummation of the acquisition, MegaPort, or its assignee, will pay Shenzhen, in the same manner and at the same times, cash payments equal to the purchase price payments due from Shenzhen to Octalica and will assume certain liabilities of TMT.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  Although not yet significant, the three-year agreement is anticipated to provide up to $4,000,000 in revenue to the Company.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data from continuing operations as a percentage of net sales.  On December 15, 2006, the Company sold BDR Broadband, LLC.  The amounts previously reported below in the results of operations for the year ended December 31, 2005 has been changed to reflect BDR Broadband, LLC as a discontinued operation.

	Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	65.9	65.4	78.9
Gross profit	34.1	34.6	21.1
Selling expenses	14.3	13.2	12.9
General and administrative expenses	14.5	15.8	14.4
Research and development expenses	5.4	4.6	4.5
Earnings (loss) from operations	(0.1)	1.0	(10.7)
Other expense, net	1.4	1.2	3.6
Loss from continuing operations before income taxes	(1.5)	(0.2)	(14.3)
Provision (benefit) for income taxes	-	-	-

2007 Compared with 2006

Net sales. Net sales decreased $2,616,000 or 7.3% to $33,159,000 in 2007 from $35,775,000 in 2006. The decrease is primarily attributed to a decrease in sales of interdiction and analog headend products.  Interdiction sales were $862,000 and $1,835,000 and analog headend sales were $16,170,000 and $17,506,000 in 2007 and 2006, respectively.

Cost of Goods Sold. Costs of goods sold decreased to $21,850,000 for 2007 from $23,409,000 in 2006 but increased as a percentage of sales to 65.9% from 65.4%. The decrease is primarily attributed to a decrease in net sales.  The increase as a percentage of sales is primarily attributed to an increase in the inventory reserve of $314,000 in 2007 as compared to an increase in the inventory reserve of $114,000 in 2006. The change in the inventory reserve is primarily attributed to fully reserving items for which there was no usage in 2007.

Selling Expenses. Selling expenses increased to $4,751,000 for 2007 from $4,738,000 in 2006 and increased as a percentage of sales to 14.3% for 2007 from 13.2% for 2006. This $13,000 increase is primarily attributable to an increase in consulting fees of $231,000 offset by a decrease in salaries of $222,000 due to reduced head count.

General and Administrative Expenses. General and administrative expenses decreased to $4,797,000 in 2007 from $5,658,000 for 2006 and decreased as a percentage of sales to 14.5% for 2007 from 15.8% in 2006. This $861,000 decrease is primarily attributable to a decrease in patent amortization of $323,000 due to selling of certain patents, a decrease in legal fees of $273,000 and a decrease in bad debt expense of $323,000.

Research and Development Expense. Research and development expenses increased to $1,797,000 in 2007 from $1,634,000 in 2006 and increased as a percentage of sales to 5.4% in 2007 from 4.6% in 2006. This $163,000 increase is primarily attributable to an increase in salaries of $158,000 due to increased head count.

Operating Income (Loss). Operating loss of $36,000 for 2007 represents a decrease of $372,000 from a operating income of $336,000 in 2006. Operating income (loss) as a percentage of sales decreased to (0.1)% in 2007 from 1.0% in 2006.

Interest expense. Interest expense decreased to $466,000 in 2007 from $711,000 in 2006. The decrease is the result of lower average borrowings.

Income Taxes. The provision for income taxes remained at zero for 2007 and 2006. The provision is zero as a result of an increase in the deferred tax assets due to net operating loss carry forwards being offset by an increase in the valuation allowance of $297,000 and $502,000 in 2007 and 2006, respectively, since the realization of the deferred tax benefit is not considered more likely than not. The Company believes its current projected taxable income over the next five years as well as certain tax strategies are adequate to the realization of the remaining deferred tax benefit.

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

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company.  Fourth quarter sales in 2007 as compared to other quarters were slightly impacted by fewer production days.  The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

As of December 31, 2007 and 2006, the Company’s working capital was $7,902,000 and $9,511,000, respectively.  The decrease in working capital is attributable primarily to a decline in sales volume.

The Company’s net cash provided by operating activities for the year ended December 31, 2007 was $2,095,000 primarily due to a decrease in accounts receivable of $1,251,000 compared to net cash provided by operating activities for the year ended December 31, 2006 of $72,000.

Cash used in investing activities was $455,000, which was attributable primarily to capital expenditures of $455,000.

Cash used in financing activities was $1,454,000 for the period ended December 31, 2007, comprised of repayment of debt of $34,444,000 offset by $32,990,000 in additional borrowings of debt.

On December 29, 2005 the Company entered into a Credit and Security Agreement (“Credit Agreement”) with National City Business Credit, Inc. (“NCBC”) and National City Bank (the “Bank”).  The Credit Agreement initially provided for (i) a $10,000,000 asset based revolving credit facility (“Revolving Loan”) and (ii) a $3,500,000 term loan facility (“Term Loan”), both of which have a three year term.  The amounts which may be borrowed under the Revolving Loan are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Credit Agreement.  The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company.

In March 2006, the Credit Agreement was amended to (i) modify certain financial covenants as defined under the Credit Agreement, (ii) increase the applicable interest rates for the Revolving Loan and Term Loan thereunder by 25 basis points until such time as the Company had met certain financial covenants for two consecutive fiscal quarters and (iii) impose an availability block of $500,000 under the Company’s borrowing base until such time as the Company had met certain financial covenants for two consecutive fiscal quarters.  The increase in interest rates and availability block were released as of November 14, 2006.

On December 15, 2006, the Company and BDR, as Borrowers, and Blonder Tongue Investment Company, a wholly-owned subsidiary of the Company, as Guarantor, entered into a Second Amendment to Credit and Security Agreement (the “Amendment”) with NCBC and the Bank.  Incident to the Company’s divestiture of BDR, the Amendment removed BDR as a “Borrower” under the Credit Agreement as amended and included other modifications and amendments to the Credit Agreement and related ancillary agreements necessitated by the removal of BDR as a Borrower.  These other modifications and amendments included a reduction of approximately $1,400,000 to the maximum amount of advances that NCBC will make to the Company under the Revolving Loan, due to the release from collateral of the rights-of-entry owned by BDR.

As of the end of each fiscal quarter during 2007, the Company was in violation of a certain financial covenant, compliance with which was waived by the Bank effective as of each such date.

On August 8, 2007, the Credit Agreement was amended to (i) reduce the maximum revolving advance amount by $2,500,000 to $7,500,000; (ii) increase by 100 basis points, the applicable interest rate margin for the Revolving Loan and Term Loan thereunder priced against the lender’s “prime” or “base” rate; (iii) eliminate the Company’s option to pay interest on its loans based upon the LIBOR rate plus an applicable margin; (iv) add a covenant requiring the Company to meet certain levels of EBITDA for the calendar months of July through September 2007; and (v) add a covenant requiring the Company to maintain certain minimum levels of undrawn availability under the Revolving Loan.

On November 7, 2007, the Credit Agreement was amended to (i) increase by 0.25% the applicable interest rate margin for the Revolving Loan and Term Loan thereunder priced against the lender’s “prime” or “base” rate; and (ii) add a covenant requiring the Company to meet certain levels of EBITDA for the calendar months of October through December 2007.

On March 28, 2008, the Credit Agreement was amended to (i) increase by 0.25% the applicable interest rate margin for the Revolving Loan and Term Loan thereunder priced against the lender’s “prime” or “base” rate;

and (ii) add a covenant requiring the Company to meet certain levels of EBITDA for the calendar months of January through March 2008.

Under the Credit Agreement, as amended, the Revolving Loan bears interest at a rate per annum equal to the “Alternate Base Rate,” being the higher of (i) the prime lending rate announced from time to time by the Bank plus 1.50% or (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement), plus 1.50%.  The Term Loan bears interest at a rate per annum equal to the Alternate Base Rate plus 1.50%.  In connection with the Term Loan, the Company entered into an interest rate swap agreement (“Swap Agreement”) with the Bank which exchanges the variable interest rate of the Term Loan for a fixed interest rate of 5.13% per annum effective January 10, 2006 through the maturity of the Term Loan.

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

Proceeds from the Credit Agreement were used to refinance the Company’s former credit facility with Commerce Bank, N.A., to pay transaction costs, to provide working capital and for other general corporate purposes.

At December 31, 2007, there was $1,014,000 outstanding under the NCBC Revolving Loan.  The Company has the ability to borrow $6,486,000 under its line of credit, however only $2,217,000 was available at December 31, 2007, based on the Company’s current collateral.

The average amount outstanding on the Company’s line of credit during 2007 was $2,062,000 at a weighted average interest rate of 10.8%.  The maximum amount outstanding on the lines of credit during 2007 was $3,319,000.

The Company anticipates that the cash generated from operations, existing cash balances and amounts available under its credit facility with NCBC, will be sufficient to satisfy its foreseeable working capital needs.  Although the Credit Agreement expires in December 2008, the Company believes that a new credit facility will be entered into with another bank prior to expiration.

Critical Accounting Estimates

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

Inventory and Obsolescence

The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans.  Based on these analyses, the Company anticipates that certain products will not be sold during the next twelve months.  Inventories that are not anticipated to be sold in the next twelve months, have been classified as non-current.  This procedure has been applied to the December 31, 2007 and 2006 inventories and, accordingly, $5,868,000 and $5,052,000, respectively, have been classified to non-current assets.

Over 60% of the non-current inventories are comprised of raw materials.  The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands.  In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

The Company continually analyzes its slow-moving, excess and obsolete inventories.  Based on historical and projected sales volumes for finished goods, historical and projected usage of raw materials, and anticipated selling prices, the Company establishes reserves.  If the Company does not meet its sales expectations these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  During 2007 and 2006, the Company recorded an increase to its reserve of $314,000 and $114,000, respectively.  The increases in the inventory reserve during 2007 and 2006 were primarily the result of an increase in certain obsolete raw materials.  The Company believes reserves are adequate and inventories are reflected at net realizable value.

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

Valuation of Deferred Tax Assets

Management periodically evaluates its ability to recover the reported amount of its deferred income tax assets considering several factors, including the estimate of the likelihood that it will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, which indicated that it was more likely than not that the Company would not realize the benefits related to the deferred tax assets, the Company recorded a valuation allowance equal to a significant portion of the net deferred tax assets as of December 31, 2007 and 2006.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements - An Amendment of ARB No, 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value.  Upon adoption of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity.  The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations.  SFAS No. 160 is effective for fiscal years, and interim period within those fiscal years, beginning on or after January 1, 2009.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned business acquired in the future.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns.  Upon adoption of FIN No. 48, the Company recognized a decrease of approximately $401,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings of $401,000 as of January 1, 2007.

As of January 1, 2007, after the implementation of FIN No. 48, the Company’s amount of unrecognized tax benefits is $55,000.  The amount of unrecognized tax benefits, if recognized, would not have a material impact on the Company’s effective tax rate.  The Company files income tax returns in the United States (federal) and in various state jurisdictions.  The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2003.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at a fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Management is in the process of evaluating this pronouncement.

In September 2006, the SEC staff issued Staff Accounting Bulleting (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108”).  SAB 108 was issued in order to reduce the diversity in practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements.  SAB 108 is effective for fiscal year 2007.  The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company adopted SFAS 158 in the fourth quarter of 2006 on a prospective basis and this adoption did not have a material impact on its consolidated results of operation or financial position.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.”  SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3" which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections.  SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections.  SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Adoption of SFAS No. 154 has not had a significant impact on the Company's financial statements or results of operations.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investment in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets.  FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company adopted FIN 47 at the end of its 2005 fiscal year and the adoption has not had a significant impact on its consolidated results of operations or financial position.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting pronouncements and regulations as of December 31, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2007, 2006 or 2005, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the consolidated financial statements and notes thereto of the Company, which are attached hereto beginning on page 40.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the

Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2007.

Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

During the quarter ended December 31, 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

The Company, NCBC and the Bank entered into a Fifth Amendment to Credit and Security Agreement, dated March 28, 2008, pursuant to which the Credit Agreement was amended to (i) increase by 0.25% the applicable interest rate margin for the Revolving Loan and Term Loan thereunder priced against the lender’s “prime” or “base” rate; and (ii) add a covenant requiring the Company to meet certain levels of EBITDA for the calendar months of January through March 2008.  The description above is qualified in its entirety by reference to the full text of the Fifth Amendment to Credit and Security Agreement included in Exhibit 10.34 to this Form 10-K.

PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about the Company’s directors and executive officers, its Audit Committee, the Audit Committee’s “audit committee financial expert,” and the procedures by which nominees are recommended to the Board, is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2008 Annual Meeting of Stockholders.  Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2008 Annual Meeting of Stockholders.

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

ITEM 11.              EXECUTIVE COMPENSATION

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2008 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLANS

The following table provides certain summary information as of December 31, 2007 concerning our compensation plans (including individual compensation arrangements) under which shares of our Common Stock may be issued.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights(#)		Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights($)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In The First Column)(#)
Equity Compensation Plans Approved By Security Holders	1,618,500	(1)	$3.13	461,750	(2)
Equity Compensation Plans Not Approved By Security Holders	0		0	0
Total	1,618,500		$3.13	461,750

(1)  Includes shares of our Common Stock which may be issued upon the exercise of options or rights granted under the 1994 Incentive Stock Option Plan, as amended, which expired by its terms on March 13, 2004, the 1995 Long Term Incentive Plan, as amended, which expired by its terms on November 30, 2005, the 2005 Employee Equity Incentive Plan, as amended, the Amended and Restated 1996 Director Option Plan, which expired by its terms on January 2, 2006, and the 2005 Director Equity Incentive Plan.

(2)  Includes 341,750 shares of our Common Stock available for issuance as stock option grants,  stock appreciation rights, restricted or unrestricted stock awards or performance based stock awards under the 2005 Employee Equity Incentive Plan, as amended. Includes 120,000 shares of our Common Stock available for issuance as stock option grants, stock appreciation rights, or restricted or unrestricted stock awards under the 2005 Director Equity Incentive Plan.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2008 Annual Meeting of Stockholders.  Information about the independence of each director or nominee for director of the Company during 2007 is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2008 Annual Meeting of Stockholders.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accountants” and “Pre-Approval Policy for Services by Independent Registered Public Accountants” in the Company’s proxy statement for its 2008 Annual Meeting of Stockholders.

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

(b)                           Index to Exhibits:

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.
3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Filed herewith.

Exhibit #	Description	Location
4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.
10.1	Consulting Agreement, dated January 1, 1995, between Blonder Tongue Laboratories, Inc. and James H. Williams.	Incorporated by reference from Exhibit 10.3 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.
10.2	1994 Incentive Stock Option Plan.	Incorporated by reference from Exhibit 10.5 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.
10.3	1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.
10.4	First Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 10.5(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.
10.5	Second Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.3 to S-8 Registration Statement No. 333-52519 originally filed on May 13, 1998.
10.6	Third Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.4 to S-8 Registration Statement No. 333-37670, originally filed May 23, 2000.
10.7	Fourth Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.5 to S-8 Registration Statement No. 33-96993, originally filed July 24, 2002.
10.8	Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Appendix B to Registrant’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed March 27, 1998.
10.9	First Amendment to the Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-111367, originally filed on December 19, 2003.
10.10	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.10 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.
10.11	VideoCipher® IICM Commercial Descrambler Module Master Purchase and License Agreement, dated August 23, 1990, between Blonder Tongue Laboratories, Inc. and Cable/Home Communication Corp.	Incorporated by reference from Exhibit 10.11 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.
†10.12	Patent License Agreement, dated August 21, 1995, between Blonder Tongue Laboratories, Inc. and Philips Electronics North America Corporation.	Incorporated by reference from Exhibit 10.12 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.
†10.13	Interdiction Technology License Agreement, dated August 21, 1995, between Blonder Tongue Laboratories, Inc. and Philips Broadband Networks, Inc.	Incorporated by reference from Exhibit 10.13 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

Exhibit #	Description	Location
10.14	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.22 to S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.
10.15	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.
10.16	Second Amendment to Consulting and Non-Competition Agreement between Registrant and James H. Williams, dated as of June 30, 2000.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed August 14, 2000.
10.17	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan	Incorporated by reference from Appendix A to the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders held on May 24, 2005.
10.18	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan	Incorporated by reference from Appendix B to the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders held on May 24, 2005.
10.19
Credit and Security Agreement dated December 29, 2005 between Blonder Tongue Laboratories, Inc., BDR Broadband, LLC, Blonder Tongue Investment Company, National City Business Credit, Inc., and National City Bank.
Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated December 29, 2005, filed January 5, 2006.
10.20	Interest Rate Swap Agreement dated December 21, 2005 between Blonder Tongue Laboratories, Inc. and National City Bank.	Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated December 29, 2005, filed January 5, 2006.
10.21	Form of Option Agreement under the 1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.
10.22	Form of Option Agreement under the 1996 Director Option Plan.	Incorporated by reference from Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.
10.23	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 15, 2005.
10.24	Form of Option Agreement under the 2005 Director Equity Incentive Plan.	Filed herewith.

10.25
First Amendment to Credit and Security Agreement dated March 29, 2006 among Blonder Tongue Laboratories, Inc., BDR Broadband, LLC, Blonder Tongue Investment Company, National City Business Credit, Inc. and National City Bank.
Incorporated by reference from Exhibit 10.1 of Registrant’s Quarterly Report in Form 10-Q for the period ending March 31, 2006, filed May 12, 2006.

Exhibit #	Description	Location
10.26
Share Exchange and Settlement Agreement dated June 30, 2006 among Blonder Tongue Laboratories, Inc., Blonder Tongue Telephone, LLC, Resource Investment Group, LLC, Broadstar South, LLC, H. Tyler Bell and Douglas Bell.
Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report in Form 8-K dated June 30, 2006, filed June 7, 2006.
10.27	Patent Purchase Agreement dated September 12, 2006 between Blonder Tongue Investment Company and Moonbeam L.L.C.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report in Form 8-K dated September 12, 2006, filed September 18, 2006.
10.28	Stock Purchase Agreement dated November 14, 2006 between Blonder Tongue Laboratories, Inc. and Ferris, Baker, Watts Incorporated.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report in Form 8-K dated November 14, 2006, filed November 20, 2006.
10.29
Second Amendment to Credit and Security Agreement dated December 14, 2006 among Blonder Tongue Laboratories, Inc., BDR Broadband, LLC, Blonder Tongue Investment Company, National City Business Credit, Inc. and National City Bank.
Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 15, 2006, filed December 21, 2006.
10.30	Membership Interest Purchase Agreement dated December 15, 2006 among Blonder Tongue Laboratories, Inc., BDR Broadband, LLC and DirecPath Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2006, filed December 21, 2006.
10.31
Third Amendment to Credit and Security Agreement dated August 8, 2007 among Blonder Tongue Laboratories, Inc., Blonder Tongue Investment Company, National City Business Credit, Inc. and National City Bank
Incorporated by reference from Exhibit 10.1 to Registrant’s Form 10-Q filed August 10, 2007.
10.32	Description of Compensatory Arrangement between Blonder Tongue Laboratories, Inc. and Peter Daly, Senior Vice-President of Sales and Marketing, approved October 4, 2007	Filed herewith.
10.33
Fourth Amendment to Credit and Security Agreement dated November 8, 2007 among Blonder Tongue Laboratories, Inc., Blonder Tongue Investment Company, National City Business Credit, Inc. and National City Bank
Incorporated by reference from Exhibit 10.2 to Registrant’s Form 10-Q filed November 13, 2007.
10.34
Fifth Amendment to Credit and Security Agreement dated March 28, 2008 among Blonder Tongue Laboratories, Inc., Blonder Tongue Investment Company, National City Business Credit, Inc. and National City Bank
Filed herewith.
10.35	First Amendment to Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan	Incorporated by reference from Appendix B to the Company's Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders held on May 23, 2007.
21	Subsidiaries of Blonder Tongue Laboratories, Inc.	Filed herewith.
23.1	Consent of Marcum & Kliegman LLP.	Filed herewith.
31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit #	Description	Location
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

† Certain portions of exhibit have been afforded confidential treatment by the Securities and Exchange Commission.

Exhibits 10.1 – 10.9, 10.15 - 10.18, 10.21 – 10.24, 10.32 and 10.35 represent management contracts or compensation plans or arrangements.

(c)           Financial Statement Schedules:

Report of Marcum & Kliegman LLP on financial statement schedule is included on page 65 of this Annual Report on Form 10-K.

The following financial statement schedule is included on page 66 of this Annual Report on Form 10-K:

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
Blonder Tongue Laboratories, Inc.
Old Bridge, New Jersey

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the three years ended December 31, 2007 in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
New York, New York

March 28, 2008

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	December 31,
	2007	2006

Assets (Note 4)
Current assets:
Cash	$270	$84
Accounts receivable, net of allowance for doubtful accounts of $349 and $652 respectively (Note 8)	2,926	3,874
Inventories (Note 2)	8,572	9,708
Prepaid and other current assets	939	708
Deferred income taxes (Note 12)	453	568
Total current assets	13,160	14,942
Inventories, net non-current (Note 2)	5,868	5,052
Property, plant and equipment, net of accumulated depreciation and amortization (Notes 3 and 5)	4,530	4,537
Patents, net	74	107
Other assets, net (Note 7)	414	796
Deferred income taxes (Note 12)	1,903	1,788
	$25,949	$27,222
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 4)	$2,560	$2,469
Accounts payable	1,779	1,397
Accrued compensation	524	742
Accrued benefit liability (Note 6)	-	103
Income taxes payable	49	461
Other accrued expenses	346	259
Total current liabilities	5,258	5,431

Long-term debt (Note 4)	14	1,559
Commitments and contingencies (Notes 5, 6 and 7)	-	-
Stockholders’ equity (Notes 6, 9 and 11):
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	24,887	24,454
Retained earnings	3,747	3,907
Accumulated other comprehensive loss	(654)	(826)
Treasury stock, at cost, 2,242 shares	(7,311)	(7,311)
Total stockholders’ equity	20,677	20,232
	$25,949	$27,222

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Net sales (Note 8)	$33,159	$35,775	$34,730
Cost of goods sold	21,850	23,409	27,399
Gross profit	11,309	12,366	7,331
Operating expenses:
Selling expenses	4,751	4,738	4,481
General and administrative (Notes 5, 6, and 7)	4,797	5,658	5,022
Research and development	1,797	1,634	1,552
	11,345	12,030	11,055
Earnings (loss) from operations	(36)	336	(3,724)

Other expense:
Interest expense	(466)	(711)	(796)
Interest and other income (Note 14)	-	386	1
Equity in loss of Blonder Tongue Telephone, LLC (Note 13)	-	(107)	(437)
	(466)	(432)	(1,232)
Loss from continuing operations before income taxes	(502)	(96)	(4,956)
Provision (benefit) for income taxes (Note 12)	-	-	-
Loss from continuing operations after income taxes	(502)	(96)	(4,956)
Discontinued operations: (Note 13)
Loss from discontinued operations (net of tax)	-	(500)	(544)
Gain (loss) on disposal of subsidiary	(59)	938	-
Net income (loss)	$(561)	$342	$(5,500)
Basic and diluted loss per share from continuing operations	$(0.08)	$(0.01)	$(0.62)
Basic and diluted loss per share from discontinued operations	-	$(0.06)	$(0.07)
Basic and diluted gain per share on disposal	$(0.01)	$0.12	-
Basic and diluted income (loss) per share	$(0.01)	$0.06	$(0.07)
	$(0.09)	$0.05	$(0.69)
Basic and diluted weighted average shares outstanding	6,222	7,592	8,015

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance at January 1, 2005	8,465	$8	$24,202	$9,065	$(897)	$(5,455)	$26,923
Net loss	-	-	-	(5,500)	-	-	(5,500)
Recognized pension expense, net of taxes	-	-	-	-	76	-	76
Comprehensive loss							(5,424)
Balance at December 31, 2005	8,465	8	24,202	3,565	(821)	(5,455)	21,499
Net income				342			342
Recognized pension expense, net of taxes					(5)		(5)
Comprehensive loss							337
Stock-based Compensation			252				252
Acquisition of treasury stock						(1,856)	(1,856)
Balance at December 31, 2006	8,465	8	24,454	3,907	(826)	(7,311)	20,232
Net loss				(561)			(561)
Recognized pension expense, net of taxes					172		172
Comprehensive loss							(389)
FIN 48 adjustment				401			401
Stock-based Compensation			433				433
Balance at December 31, 2007	8,465	$8	$24,887	$3,747	$(654)	$(7,311)	$20,677

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Cash Flows From Operating Activities:
Net income (loss) )	$(561)	$342	$(5,500)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in loss from Blonder Tongue Telephone, LLC	-	107	437
Depreciation	462	986	1,021
Amortization	33	629	636
Stock-based compensation expense	433	252	-
Gain on sale of BDR Broadband, LLC	-	(938)	-
Gain on sale of patents	-	(386)	-
Provision for inventory reserves	314	114	4,372
Provision for doubtful accounts	(303)	(181)	256
Changes in operating assets and liabilities:
Accounts receivable	1,251	(316)	(130)
Inventories	6	(359)	390
Prepaid and other current assets	(40)	272	164
Other assets	382	299	(463)
Income taxes	(11)	(30)	811
Accounts payable, accrued expenses and accrued compensation	129	(719)	652
Net cash provided by operating activities	2,095	72	2,646
Cash Flows From Investing Activities:
Capital expenditures	(455)	(398)	(991)
Acquisition of rights of entry	-	(91)	(3)
Proceeds from sale of BDR Broadband, LLC	-	2,234	-
Proceeds from sale of patents	-	2,000	-
Net cash provided by (used in) investing activities	(455)	3,745	(994)
Cash Flows From Financing Activities:
Repayments of debt	(34,444)	(40,635)	(23,197)
Borrowings of debt	32,990	37,085	22,262
Acquisition of treasury stock	-	(970)	-
Net cash used in financing activities	(1,454)	(4,520)	(935)
Net increase (decrease) in cash	186	(703)	717
Cash, beginning of year	84	787	70
Cash, end of year	$270	$84	$787
Supplemental Cash Flow Information:
Cash paid for interest	$485	$674	$791
Cash paid for income taxes	-	-	-
Non-cash investing and financing activities:
Acquisition of treasury stock for transfer of equity interest in Blonder Tongue Telephone, LLC	-	$886	-

Note 1 - Summary of Significant Accounting Policies

(a)           Company and Basis of Presentation

Blonder Tongue Laboratories, Inc. (the “Company”) is a designer, manufacturer and supplier of electronics and systems equipment for the cable television industry, primarily throughout the United States.  The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and subsidiaries (including BDR Broadband, LLC “BDR”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s investment in Blonder Tongue Telephone, LLC (“BTT”) and NetLinc Communications, LLC (“NetLinc”) were accounted for on the equity method since the Company did not have control over these entities. On June 30, 2006, the Company sold its ownership interest in BTT. See Note 13.

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve based on historical experience, in its overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2007 is adequate; however, actual write-offs might exceed the recorded allowance.

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

The Company continually analyzes its slow-moving, excess and obsolete inventories.  Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves.  If the Company does not meet its sales expectations, these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  During 2005, the Company reserved 100% of all items for which there was no usage over the previous twelve months and 100% of the value of closeout products.  The Company recorded an increase to its reserve of $314, $114 and $4,372 during 2007, 2006 and 2005, respectively.  The Company believes reserves are adequate and inventories are reflected at net realizable value.

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

(e)           Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and FASB Interpretation No 48 “Accounting for Uncertainty In Income Taxes- An Interpretation of FASB Statement No. 109” (“FIN 48”).  Deferred income taxes are provided for temporary differences in the recognition of certain income and expenses for financial and tax reporting purposes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, the Company adopted FIN 48, which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax returns.  Upon adoption of FIN 48, the Company recognized a decrease of approximately $401 in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings of $401 as of January 1, 2007.

As of January 1, 2007, after the implementation of FIN 48, the Company’s amount of unrecognized tax benefits is $55.  The amount of unrecognized tax benefits, if recognized, would not have a material impact on the Company’s effective tax rate.  The Company files income tax returns in the United States (federal) and in the state of New Jersey and various state jurisdictions.  The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2003.

Under FIN 48, the impact of an uncertain income tax position(s) on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon an audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company will classify as income tax expense any interest and penalties recognized in accordance with FIN 48.

(f)           Intangible Assets

Intangible assets consist of acquired patents and rights-of-entry, and are carried at cost less accumulated amortization.  Amortization is computed utilizing the straight-line method over the estimated useful life of the respective asset, 12 years for acquired patents and 5 years for rights-of-entry.  The Company sold its rights-of-entry during the year ended December 31, 2006 (See Note 13).

The components of intangible assets consisting entirely of acquired patents at December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007	December 31, 2006

Acquired patents	$1,390	$1,390
Accumulated amortization	$1,316	$1,283
	$74	$107

The Company continues to amortize its patents over their estimated useful lives with no significant residual value.  Amortization expense for intangible assets, including rights-of-entry, was $33, $629 and $636 for the years ending December 31, 2007, 2006 and 2005, respectively.  Intangible asset amortization is projected to be approximately $33 per year for the years ending December 31, 2008 and 2009 and $8 for the year ending December 31, 2010.

 (g)          Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  FAS 144 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets based on non-discounted cash flows.  No impairment losses have been recorded through December 31, 2007.

(h)           Cash and Cash  Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents.  The Company did not have any cash equivalents at December 31, 2007, 2006 and 2005.

(i)           Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

(j)           Revenue Recognition

The Company records revenues when products are shipped and the amount of revenue is determinable and collection is reasonably assured.  Customers do not have a right of return.  The Company provides a three year warranty on most products.  Warranty expense was not deemed material in the three year period ended December 31, 2007.

(k)           Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with FAS 128, which provides for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.  The diluted share base excludes incremental shares of 1,902, 1,527 and 1,282 related to stock options for December 31, 2007, 2006 and 2005 respectively.  These shares were excluded due to their antidilutive effect.

(l)           Treasury Stock

Treasury Stock is recorded at cost.  Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

(m)           Derivative Financial Instruments

The Company utilizes interest rate swaps at times to manage interest rate exposures.  The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur.  The Company does not hold or issue financial instruments for trading purposes.  Although the Company held an interest rate swap at December 31, 2007 and 2006, the effect on the balance sheet was not deemed material.

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

Approximately 47% of the Company’s employees are covered by a three year collective bargaining agreement, which expires in February 2009.

The Company estimates that analog headend products accounted for approximately 49% of the Company’s revenues in each of the three year period ending December 31, 2007.  Any substantial decrease in sales of headend products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

(o)           Stock Options

The Company implemented SFAS No. 123(R), “Accounting for Share-Based Payment,” in the first quarter of 2006.  The statement requires companies to expense the value of employee stock options and similar awards.  Under FAS 123(R) share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest will not be reversed if the awards expire without being exercised.  Stock compensation expense under FAS 123(R) was $433 and $252 for the years ended December 31, 2007 and 2006, respectively.

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 6.5, 6.3 and 9.5 years; no dividend yield; volatility at 70%, 72% and 73%; and risk free interest rate of 4.93%, 4.65% and 3.2% for 2007, 2006 and 2005, respectively.

Under accounting provisions of FAS 123, the Company’s net income (loss) to common shareholders and net income (loss) per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

Year Ended December 31,
2005
Net loss as reported	$(5,500)
Adjustment for fair value of stock options	647
Pro forma	(6,147)
Net loss per share basic and diluted:
As reported	$(0.69)
Pro forma	$(0.77)

 (p)           New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements - An Amendment of ARB No, 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value.  Upon adoption of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity.  The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations.  SFAS No. 160 is effective for fiscal years, and interim period within those fiscal years, beginning on or after January 1, 2009.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned business acquired in the future.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS  141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earning caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility be enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is in the process of evaluating this pronouncement.

In September 2006, the SEC staff issued Staff Accounting Bulleting (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 was issued in order to reduce the diversity in practice in how public companies quantify misstatements of financial statements, including misstatement that were not material to prior years’ financial statements.  SAB 108 is effective for fiscal year 2007.  The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company adopted SFAS 158 in the fourth quarter of 2006 on a prospective basis and the adoption did not have a material impact on its consolidated results of operation or financial position.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.” SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3" which, among other things,

changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections.  SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections.  SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Adoption of SFAS No. 154 has not had a significant impact on the Company's financial statements or results of operations.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investment in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets.  FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company adopted FIN 47 at the end of its 2005 fiscal year and the adoption has not had a significant impact on its consolidated results of operations or financial position.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting pronouncements and regulations as of December 31, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2007, 2006 or 2005, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

 (r)           Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold.  Royalty expense is recorded as a component of selling expenses.  The Company amortizes license fees over the life of the relevant contract.

(s)           Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2007, 2006 and 2005 and cumulative translation gains and losses as of December 31, 2007, 2006 and 2005 were not material.

Note 2 – Inventories

Inventories, net of reserves, are summarized as follows:
	December 31,
	2007	2006
Raw materials	$9,169	$8,564
Work in process	1,592	1,864
Finished goods	10,823	11,162
	21,584	21,590

Less current inventory	(8,572)	(9,708)
	13,012	11,882
Less reserve for slow moving and obsolete inventory	(7,144)	(6,830)
	$5,868	$5,052

The Company recorded a $314, $114 and $4,372 provision for slow moving and obsolete inventory during the years ended December 31, 2007, 2006 and 2005, respectively.  In 2006, the Company wrote off fully reserved inventories of approximately $2,000.

Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2007	2006
Land	$1,000	$1,000
Building	3,361	3,361
Machinery and equipment	8,355	8,078
Cable systems (See Note 13)	452	546
Furniture and fixtures	404	403
Office equipment	2,038	2,017
Building improvements	967	717
	16,577	16,122
Less: Accumulated depreciation and amortization	(12,047)	(11,585)
	$4,530	$4,537

Depreciation expense amounted to approximately $462, $986 and $1,021 during the years ended December 31, 2007, 2006 and 2005, respectively.

Note 4 – Debt

On December 29, 2005 the Company entered into a Credit and Security Agreement (“Credit Agreement”) with National City Business Credit, Inc. (“NCBC”) and National City Bank (the “Bank”).  The Credit Agreement initially provided for (i) a $10,000 asset based revolving credit facility (“Revolving Loan”) and (ii) a $3,500 term loan facility (“Term Loan”), both of which have a three year term.  The amounts which may be borrowed under the Revolving Loan are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Credit Agreement.  The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company.

In March 2006, the Credit Agreement was amended to (i) modify certain financial covenants as defined under the Credit Agreement, (ii) increase the applicable interest rates for the Revolving Loan and Term Loan thereunder by 25 basis points until such time as the Company had met certain financial covenants for two consecutive fiscal quarters and (iii) impose an availability block of $500 under the Company’s borrowing base until such time as the Company had met certain financial covenants for two consecutive fiscal quarters.  The increase in interest rates and availability block were released as of November 14, 2006.

On December 15, 2006, the Company and BDR, as Borrowers, and Blonder Tongue Investment Company, a wholly-owned subsidiary of the Company, as Guarantor, entered into a Second Amendment to Credit and Security Agreement (the “Amendment”) with NCBC and the Bank.  Incident to the Company’s divestiture of BDR, the Amendment removed BDR as a “Borrower” under the Credit Agreement as amended and included other modifications and amendments to the Credit Agreement and related ancillary agreements necessitated by the removal of BDR as a Borrower.  These other modifications and amendments included a reduction of approximately $1,400 to the maximum amount of advances that NCBC will make to the Company under the Revolving Loan, due to the release from collateral of the rights-of-entry owned by BDR.

As of the end of each fiscal quarter during 2007, the Company was in violation of a certain financial covenant, compliance with which was waived by the Bank effective as of each such date.

On August 8, 2007, the Credit Agreement was amended to (i) reduce the maximum revolving advance amount by $2,500 to $7,500; (ii) increase by one percent (1.0%), the applicable interest rate margin for the Revolving Loan and Term Loan thereunder priced against the lender’s “prime” or “base” rate; (iii) eliminate the Company’s option to pay interest on its loans based upon the LIBOR rate plus an applicable margin; (iv) add a covenant requiring the Company to meet certain levels of EBITDA for the calendar months of July through September 2007; and (v) add a covenant requiring the Company to maintain certain minimum levels of undrawn availability under the Revolving Loan.

On November 7, 2007, the Credit Agreement was amended to (i) increase by 0.25% the applicable interest rate margin for the Revolving Loan and Term Loan thereunder priced against the lender’s “prime” or “base” rate; and (ii) add a covenant requiring the Company to meet certain levels of EBITDA for the calendar months of October through December 2007.

On March 28, 2008, the Credit Agreement was amended to (i) increase by 0.25% the applicable interest rate margin for the Revolving Loan and Term Loan thereunder priced against the lender’s “prime” or “base” rate; and (ii) add a covenant requiring the Company to meet certain levels of EBITDA for the calendar months of January through March 2008.

Under the Credit Agreement, as amended, the Revolving Loan bears interest at a rate per annum equal to the “Alternate Base Rate,” being the higher of (i) the prime lending rate announced from time to time by the Bank plus 1.50% or (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement), plus 1.50%.  The Term Loan bears interest at a rate per annum equal to the Alternate Base Rate plus 1.50%.  In connection with the Term Loan, the Company entered into an interest rate swap agreement (“Swap Agreement”) with the Bank which exchanges the variable interest rate of the Term Loan for a fixed interest rate of 5.13% per annum effective January 10, 2006 through the maturity of the Term Loan.  The impact of the Swap Agreement on the 2007 and 2006 consolidated financial statements was not material.

The Revolving Loan terminates on December 28, 2008, at which time all outstanding borrowings under the Revolving Loan are due.  The Term Loan matures on December 28, 2008 and requires equal monthly principal payments of $19 each, plus interest, with the remaining balance due at maturity.

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

Long-term debt consists of the following:

	December 31,
	2007	2006
Revolving loan	$1,014	$2,199
Term loan	1,534	1,767
Capital leases (Note 5)	26	62
	2,574	4,028
Less: Current portion	(2,560)	(2,469)
	$14	$1,559

Annual maturities of long term debt at December 31, 2007 are $2,560 in 2008 and $14 in 2009.

The average amount outstanding on the Company’s lines of credit during 2007 and 2006 was $2,062 and $3,522, respectively.  The maximum amount outstanding on the lines of credit during 2007 and 2006 was $3,319 and $4,558, respectively.  The weighted average interest rate at December 31, 2007, 2006 and 2005 was 10.8%, 8.9% and 8.4%, respectively.

Note 5 – Commitments and Contingencies

Leases

The Company leases certain factory, office and automotive equipment under noncancellable operating leases and equipment under capital leases expiring at various dates through December, 2012.

Future minimum rental payments, required for all noncancellable leases are as follows:

	Capital	Operating
2008	16	$148
2009	15	110
2010	-	53
2011	-	16
2012	-	3
Thereafter	-	-
Total future minimum lease payments	31	$330
Less: amounts representing interest	5
Present value of minimum lease payments	$26

Property, plant and equipment included capitalized leases of $2,724 at December 31, 2007 and 2006, less accumulated amortization of $2,703 and $2,644 at December 31, 2007 and 2006, respectively.

Rent expense was $190, $137 and $164 for the years ended December 31, 2007, 2006 and 2005, respectively.

Litigation

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note 6 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral.  The Company’s contributions to this plan were $240, $189 and $180, for the years ended December 31, 2007, 2006 and 2005, respectively.

Defined Benefit Pension Plan

Substantially all union employees who meet certain requirements of age, length of service and hours worked per year were covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service.  On August 1, 2006, the plan was frozen.

The following table sets forth the change in projected benefit obligation, change in plan assets and funded status of the defined benefit pension plan:

	2007	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,757	$2,633	$2,616
Service cost	0	64	103
Interest cost	160	163	150
Plan participants’ contributions	0	0	0
Amendments	0	0	0
Actuarial loss (gain)	(180)	121	(92)
Business combinations	0	0	0
Divestitures	0	0	0
Curtailments	0	(34)	0
Settlements	0	0	0
Special termination benefits	0	0	0
Benefits paid	(207)	(189)	(144)
Currency translation adjustment	0	0	0
Benefit obligation at end of year	$2,530	$2,757	$2,633

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,654	$2,408	$2,240
Actual return on plan assets	124	235	114
Employer contribution	150	200	200
Business combinations	0	0	0
Divestitures	0	0	0
Settlements	0	0	0
Plan participants’ contributions	0	0	0
Benefits paid	(207)	(189)	(144)
Administrative Expenses Paid	0	0	0
Currency Translation Adjustment	0	0	0
Fair value of plan assets at end of year	$2,721	$2,654	$2,409

Funded status	$191	$(103)	$(224)
Unrecognized actuarial loss (gain)			871
Unrecognized prior service cost			33
Unrecognized net initial obligation			(10)
Net amount recognized			$670

Amounts Recognized in the Statement of Financial Position consists of:
Before Adoption of FAS 158
Prepaid benefit cost		$0	$0
Accrued benefit liability		(103)	(185)
Intangible asset		0	33
Accumulated other comprehensive income		826	821
Net amount recognized		$723	$670

After adoption of FAS 158
Noncurrent assets	$191	$0	$0
Current liabilities		$0	$0
Noncurrent liabilities		(103)	0
Net amount recognized	$191	$(103)	$0

	2007	2006	2005

Change in Accumulated Other Comprehensive Income Due to Adoption of FAS 158 (before tax effects)	-	$0

Amounts Recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss (gain)	$654	$826
Prior service cost (credit)	-	0
Unrecognized net initial obligation (asset)	-	0
Total (before tax effects)	$654	$826

Accumulated benefit Obligation End of Year	$2,530	$2,757	$2,593

Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit of obligation	-	$2,757	$2,633
Accumulated benefit obligation	-	$2,757	$2,593
Fair value of plan assets	-	$2,654	$2,409

Weighted-Average Assumptions Used to Determine Benefit Obligation in Excess of Plan Assets:
Discount Rate	6.50%	6.00%	6.00%
Salary Scale		N/A	N/A

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
Net periodic cost
Service cost	$0	$64	$103
Interest cost	160	163	150
Expected return on plan assets	(186)	(170)	(160)
Recognized prior service cost (credit)	0	2	4
Recognized actuarial (gain) loss	55	66	63
Recognized net initial obligation (asset)	0	(10)	(10)
Recognized actuarial (gain) loss due to curtailments	0	31	0
Recognized actuarial (gain) loss due to settlements	0	0	0
Recognized actuarial (gain) loss due to special termination benefits	0	0	0
Net periodic benefit cost	$28	$147	$150

Other Changes in Plan Assets and Benefit Obligations Recognized in Other comprehensive Income
Net actuarial loss (gain)	$(117)	$21
Recognized actuarial loss (gain)	(55)	(66)
Prior service cost (credit)	0	0
Recognized prior service cost (credit)	0	(33)
Total net obligation	0	10
Total recognized in other comprehensive income (before tax effects)	$(172)	$(68)

Total recognized in net periodic benefit cost and other comprehensive income (before tax effects)	$(144)	$79

			2007	2006	2005
Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain)/loss recognition			$38	$54
Prior service cost recognition			$0	$0
Net initial obligations/(asset) recognition			$0	$0

Weighted-Average Assumptions Used to Determine Net Periodic Cost for Fiscal Periods Ending as of December 31
Discount rate			6.00%	6.00%	6.00%
Expected asset return			7.00%	7.00%	7.00%
Salary Scale			N/A	N/A	N/A

Plan Assets
Asset Category	Expected Long-Term Return	Target Allocation	2007	2006	2005
Equity securities	8.50%	55%	58%	54%	55%
Debt securities	5.50%	45%	42%	46%	45%
Total	7.00%	100%	100%	100%	100%

Estimated Future Benefit Payments
Expected company contributions in the following fiscal year			$200
Expected Benefit Payments:
In the first year following the disclosure date			$128
In the second year following the disclosure date			$111
In the third year following the disclosure date			$115
In the fourth year following the disclosure date			$160
In the fifth year following the disclosure date			$101
In the sixth year following the disclosure date			$794

Note 7 - Related Party Transactions

On January 1, 1995, the Company entered into a consulting and non-competition agreement with James H. Williams who was a director of the Company until May 24, 2006 and who was also the largest stockholder until November 14, 2006.  Under the agreement, Mr. Williams provides consulting services on various operational and financial issues and is currently paid at an annual rate of $186 but in no event is such annual rate permitted to exceed $200.  Mr. Williams also agreed to keep all Company information confidential and not to compete directly or indirectly with the Company for the term of the agreement and for a period of two years thereafter.  The initial term of this agreement expired on December 31, 2004 and automatically renews thereafter for successive one-year terms (subject to termination at the end of the initial term or any renewal term on at least 90 days’ notice).  This agreement automatically renewed for a one-year extension until December 31, 2008.  On November 14, 2006, the Company repurchased 1,293 shares of its common stock from Mr. Williams in a private off-market block transaction for $0.75 per share, for an aggregate purchase price of $970.

As of December 31, 2007 the Chief Executive Officer was indebted to the Company in the amount of $153, for which no interest has been charged.  This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at December 31, 2007 and 2006.

In December 2007, the Company entered into an agreement  to provide  manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  Although not yet significant, the three-year agreement is anticipated to provide up to $4,000 in revenue to the Company.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

As described in Note 13, the Company entered into a series of agreements in 2003 pursuant to which it acquired a 50% economic ownership interest in NetLinc Communications, LLC (“NetLinc”) and Blonder Tongue Telephone, LLC (“BTT”).  As the non-cash component of the purchase price, the Company issued 500 shares of its common stock to BTT, resulting in BTT becoming the owner of greater than 5% of the outstanding common stock of the Company.  As further described in Note 13, on June 30, 2006 the Company entered into the Share Exchange Agreement with BTT and certain related parties pursuant to which, among other things, the Company received back these 500 shares in exchange for the Company's membership interest in BTT and the grant to BTT of an equipment purchase credit of $400, which was exercised in 2006.  The Company will continue to pay future royalties to NetLinc upon the sale of certain telephony products.

Note 8 - Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.

The Company maintains cash balances at several banks located in the northeastern United States of which, at times, may exceed insurance limits and expose the Company to credit risk.  As part of its cash management process, the Company periodically reviews the relative credit standing of these banks.

Credit risk with respect to trade accounts receivable was concentrated with one of the Company’s customers in 2007 and two customers in 2006. These customers accounted for approximately 30% and 40% of the Company’s outstanding trade accounts receivable at December 31, 2007 and 2006, respectively.  These customers are distributors of telecommunications and private cable television components, and providers of franchise and private cable television service. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations.  From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

The Company’s largest customer accounted for approximately 23%, 20% and 17% of the Company’s sales in each of the years ended December 31, 2007, 2006 and 2005, respectively.  This customer accounted for approximately 30% and 24% of the Company’s outstanding trade accounts receivable at December 31, 2007 and 2006, respectively.  A second customer accounted for approximately 11% of the Company’s sales for the year ended December 31, 2007.  A third customer accounted for 14% of the Company’s trade accounts receivable at December 31, 2006.  The Company had sales outside the United States in each of the years ended December 31, 2007, 2006 and 2005 of 2%, 6% and 6%, respectively.

Note 9 – Stock Repurchase Program

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

Note 10 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2007 and 2006, there were no outstanding preferred shares.

Note 11 – Stock Option Plans

In 1994, the Company established the 1994 Incentive Stock Option Plan (the “1994 Plan”). The 1994 Plan provided for the granting of Incentive Stock Options to purchase shares of the Company’s common stock to officers and key employees at a price not less than the fair market value at the date of grant as determined by the compensation committee of the Board of Directors.  The maximum number of shares available for issuance under the plan was 298.  Options became exercisable as determined by the compensation committee of the Board of Directors at the date of grant.  Options expire ten years from the date of grant.  The 1994 Plan expired by its terms on March 13, 2004.

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

In May 2005, the stockholders of the Company approved the 2005 Employee Equity Incentive Plan (the “Employee Plan”).  The Employee Plan authorizes the Compensation Committee of the Board of Directors (the “Committee”) to grant a maximum of 500 shares of equity based and other performance based awards to executive officers and other key employees of the Company.  The Committee determines the optionees and the terms of the awards granted under the Employee Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.  In May 2007, the stockholders of the Company approved an amendment to the Employee Plan to increase the maximum number of equity based and other performance awards to 1,100.

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

The following tables summarize information about stock options outstanding for each of the three years ended December 31, 2005, 2006 and 2007:

	1994 Plan (#)	Weighted- Average Exercise Price ($)	1995 Plan (#)	Weighted-Average Exercise Price ($)	1996 Plan (#)	Weighted-Average Exercise Price ($)	2005 Employee Plan (#)	Weighted-Average Exercise Price ($)	2005 Director Plan (#)	Weighted-Average Exercise Price ($)
Shares under option:
Options outstanding at January 1, 2005	54	3.85	989	5.35	128	4.37	-	-	-	-
Granted	-	-	76	3.84	25	3.85	80	3.76	-	-
Exercised	-	-	-	-	-	-	-	-	-	-
Forfeited	(31)	4.33	(39)	5.43	-	-	-	-	-	-
Options outstanding at December 31, 2005	23	3.40	1,026	5.24	153	4.28	80	3.76	-	-
Granted	-	-	-	-	-	-	327	1.99	50	1.91
Exercised	-	-	-	-	-	-	-	-	-	-
Forfeited	(6)	6.88	(107)	6.88	(5)	4.30	(4)	3.76	(10)	1.91
Options outstanding at December 31, 2006	17	2.88	919	5.08	148	4.30	403	2.32	40	1.91
Granted	-	-	-	-	-	-	354	1.98	40	1.98
Exercised	-	-	-	-	-	-	-	-	-	-
Forfeited	-	-	(312)	6.88	-	-	(9)	3.76	-	-
Options outstanding at December 31, 2007	17	2.88	607	4.21	148	4.30	748	2.15	80	1.94
Options exercisable at December 31, 2007	17	2.88	607	4.21	148	4.30	179	1.99	40	1.91
Weighted-average fair value of options granted during: 2005	-		$3.84		$3.85		$3.76		-
2006	-		-		-		$1.99		$1.91
2007	-		-		-		$1.36		$1.36

Total options available for grant were 465 and 257 at December 31, 2007 and December 31, 2006, respectively.

	Options Outstanding			Options Exercisable

Range of Exercise Prices ($)	Number of Options Outstanding at 12/31/07	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price ($)	Number Exercisable at 12/31/07	Weighted-Average Exercise Price ($)

1994 Plan: 2.88	17	3.1	2.88	17	2.88

1995 Plan: 2.88 to 7.38	607	4.1	4.21	607	4.21

1996 Plan: 2.05 to 7.03	148	4.1	4.30	148	4.30

2005 Employee Plan: 1.91 to 3.84	748	8.6	2.15	179	2.68

2005 Director Plan: 1.91 to 2.98	80	8.8	1.94	40	1.91

The exercisable options under each of the Plans at December 31, 2007 had an intrinsic value of $0.

Note 12 - Income Taxes

The following summarizes the provision (benefit) for income taxes:

	Year Ended December 31,

	2007	2006	2005
Current: Federal	$--	$--	$--
State and local	--	--	--
	--	--	--
Deferred:
Federal	(252)	(427)	(1,606)
State and local	(45)	(75)	(353)
	(297)	(502)	(1,959)
Valuation allowance	297	502	1,959
Provision (benefit) for income taxes	$--	$--	$--

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

	Year Ended December 31,
	2007	2006	2005
Provision (benefit) for Federal income taxes at the statutory rate	$(170)	$130	$(1,824)
State and local income taxes, net of Federal benefit	(20)	18	(248)
Other, net	(107)	(650)	113
Change in valuation allowance	297	502	$1,959
Provision (benefit) for income taxes	$--	$--	$--

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets: Allowance for doubtful accounts	$133	$248
Inventories	3,036	2,916
Goodwill	1,892	2,258
Net operating loss carry forward	3,346	3,275
Total deferred tax assets	8,407	8,697
Deferred tax liabilities:
Depreciation	(10)	(3)
Total deferred tax liabilities	(10)	(3)
	8,397	8,694
Valuation allowance	(6,041)	(6,338)
Net	$2,356	$2,356

The Company has recorded $453 and $1,903 of short term and long term deferred tax assets, respectively, as of December 31, 2007, since it projects recovering these benefits over the next three to five years.  The Company also considered various tax strategies in arriving at the carrying amount of deferred tax assets.  A valuation allowance has been recorded against the balance of the long-term deferred tax benefits since management does not believe the realization of these benefits is more likely than not.  As of December 31, 2007, the Company had federal net operating loss carry forwards and state net operating loss carry forwards of approximately $8,447 and $6,590, which will begin to expire in the year 2023 and 2013, respectively.

Note 13 – Discontinued Operations and Sale of BTT (Subscribers and passings in whole numbers)

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

On December 15, 2006, the Company and BDR entered into a Membership Interest Purchase Agreement ("Purchase Agreement") with DirecPath Holdings, LLC, a Delaware limited liability company ("DirecPath") pursuant to which and on such date, the Company sold all of the issued and outstanding membership interests of BDR to DirecPath.

Pursuant to the Purchase Agreement, DirecPath paid the Company an aggregate purchase price of $3,130 in  cash, resulting in a gain of approximately $880 on the sale, after certain post-closing adjustments, including an adjustment for cash, an adjustment for working capital and  adjustments related to the number of  subscribers  for  certain  types of services, all as of the closing date and as set forth in the Purchase Agreement. A portion of the purchase price, $465, is being held in an escrow account, and is included as part of the prepaid and other current assets, pursuant to an Escrow Agreement dated December 15, 2006, among the Company, DirecPath and U.S. Bank National Association, to secure the Company’s indemnification obligations under the Purchase Agreement.

In addition, in connection with the divestiture transaction, on December 15, 2006, the Company entered into a Purchase and Supply Agreement with DirecPath, LLC, a wholly-owned subsidiary of DirecPath ("DPLLC"), pursuant to which DPLLC will purchase $1,630 of products from the Company, subject to certain adjustments, over a period of three (3) years.  DPLLC purchased $404 of equipment from the Company in 2007.

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

As a result of the above, the Company reflected the sale of BDR as a discontinued operation. Components of the loss from discontinued operations are as follows:

	Year Ended December 31,
	2006	2005
Net Sales	$1,846	$1,738
Cost of goods sold	624	765
Gross profit	1,222	973

General and administrative	1,722	1,520
Other income	-	3

Net loss	$(500)	$(544)

During 2003, the Company entered into a series of agreements pursuant to which the Company ultimately acquired a 50% economic ownership interest in NetLinc Communications, LLC (“NetLinc”) and Blonder Tongue Telephone, LLC (“BTT”) (to which the Company had licensed its name).  The aggregate purchase price consisted of (i) the cash portion of $1,167, plus (ii) 500 shares of the Company’s common stock.  BTT had an obligation to redeem the $1,167 cash component of the purchase price to the Company via preferential distributions of cash flow under BTT’s limited liability company operating agreement.  In addition, of the 500 shares of common stock issued to BTT as the non-cash component of the purchase price (fair valued at $1,030), one-half (250 shares) were pledged to the Company as collateral.

NetLinc owns patents, proprietary technology and know-how for certain telephony products that allow Competitive Local Exchange Carriers (“CLECs”) to competitively provide voice service to multiple dwelling units (“MDUs”).  BTT partnered with CLECs to offer primary voice service to MDUs, receiving a portion of the line charges due from the CLECs’ telephone customers, and the Company offered for sale a line of telephony equipment to complement the voice service.  Certain distributorship agreements were entered into among NetLinc, BTT and the Company pursuant to which the Company acquired the right to distribute NetLinc's telephony products in certain markets.   The Company also purchased similar telephony products from third party suppliers other than NetLinc and, in connection with the sales of such third-party products, incurred royalty obligations to NetLinc and BTT.  While the distributorship agreements among NetLinc, BTT and the Company have not been terminated, the Company does not presently anticipate purchasing products from NetLinc.  NetLinc, however, continues to own intellectual property, which could be further developed and used in the future to manufacture and sell telephony products under the distributorship agreements, although the Company has no present intention to do so.  The Company accounts for its investments in NetLinc and BTT using the equity method.

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

•
the Company granted BTT a non-transferable equipment purchase credit in the aggregate amount of $400 (subject to certain off-sets as set forth in the Share Exchange Agreement); two-thirds (2/3rds) of which ($270) had to be used solely for the purchase of telephony equipment and the remaining one-third (1/3rd) of which ($130) could be used for either video/data equipment or telephony equipment;

•	the equipment credit would have expired automatically on December 31, 2006, but it was exercised in full by September 30, 2006;

•
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

•
BTT agreed, within ninety (90) days, to change its corporate name and cease using any intellectual property of the Company, including, without limitation, the names "Blonder", "Blonder Tongue" or "BT"; and

•
the mutual release among the parties of all claims related to (i) the ownership, purchase, sale or transfer of the BTT Shares or the Company Common Stock, (ii) the Joint Venture (as defined in the Joint Venture Agreement) and (iii) the Prior Agreements.

Note 14 – Other Income

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
Old Bridge, New Jersey

The audits referred to in our report dated March 28, 2008 relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.
In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ Marcum and Kliegman, LLP

Marcum and Kliegman, LLP
New York, New York

March 28, 2008

 BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

Column A	Column B	Column C Additions		Column D		Column E
Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts	Deductions Write-Offs		Balance at End of Year
Year ended December 31, 2007:	$652	-		$(303)		$349
Year ended December 31, 2006:	$863	$110		$(321	)(1)	$652
Year ended December 31, 2005:	$607	$256	-			$863

Deferred Tax Asset Valuation Allowance
Year ended December 31, 2007:	$6,338	-	-	(297)		$6,041
Year ended December 31, 2006:	$5,836	$502	-	-		$6,338
Year ended December 31, 2005:	$3,877	$1,959	-	-		$5,836

Inventory Reserve
Year ended December 31, 2007:	$6,830	$314				$7,144
Year ended December 31, 2006:	$8,716	$114		$(2,000	)(2)	$6,830
Year ended December 31, 2005:	$4,344	$4,372	--	-		$8,716

(1)           Write off of uncollectible accounts.
(2)           Disposal of fully reserved inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: March 31, 2008	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James A. Luksch James A. Luksch	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ Eric Skolnik Eric Skolnik	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2008

/s/ Robert J. Palle, Jr. Robert J. Pallé, Jr.	Director, President, Chief Operating Officer and Secretary	March 31, 2008

/s/ Anthony Bruno Anthony Bruno	Director	March 31, 2008

/s/ James F. Williams James F. Williams	Director	March 31, 2008

/s/ Robert B. Mayer Robert B. Mayer	Director	March 31, 2008

/s/ Gary P. Scharmett Gary P. Scharmett	Director	March 31, 2008

/s/ Robert E. Heaton Robert E. Heaton	Director	March 31, 2008