Form 10-K/A
period 2007-12-31
BLONDER TONGUE LABORATORIES INC
filed 2008-05-09
CIK 1000683

FORM 10-K/A AMENDMENT NO. 1

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
	OF 1934 FOR THE TRANSITION PERIOD FROM	to

Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)
Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (732) 679-4000 Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, Par Value $.001	Name of Exchange on which registered American Stock Exchange

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

Large accelerated filer			Accelerated filer

Non-accelerated filer			Smaller reporting company X
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant	is	a	shell company (as defined in Rule	12b-2	of	the	Exchange	Act).
Yes No X

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007: $6,302,376

Number of shares of common stock, par value $.001, outstanding as of March 20, 2008: 6,222,252.

EXPLANATORY NOTE

     Blonder Tongue Laboratories, Inc. is filing this Amendment No. 1 on Form 10-K/A for the sole purpose of amending Exhibit 3.2 to its Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 31, 2008 (the “2007 Form 10-K”). Exhibit 3.2 as originally filed was an incorrect version of Restated By-Laws of Blonder Tongue Laboratories, Inc. The revised Exhibit 3.2 included in this Amendment No. 1 is the correct version of the Restated By-Laws of Blonder Tongue Laboratories, Inc.

     As required by the applicable rules, currently-dated Section 302 certifications from our Chief Executive Officer and Chief Financial Officer are included as exhibits to this Amendment No. 1.

     Except as described above, no other revisions or amendments have been made to Part IV, Item 15, or to any other portion of the 2007 Form 10-K. This Amendment No. 1 does not reflect events occurring after March 31, 2008, the date of the original filing of the 2007 Form 10-K, or modify or update any disclosures that may have been affected by subsequent events.

PART IV

ITEM 15.	EXHIBITS

(a)(3)	Exhibits.

The exhibits are listed in the Index to Exhibits appearing below and are filed herewith.

(b)	Index to Exhibits:

Exhibit #	Description	Location
3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Filed herewith.

31.3	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.4	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: May 8, 2008

By: /s/ James A. Luksch James A. Luksch Chief Executive Officer

By: /s/ Eric Skolnik Eric Skolnik Senior Vice President and Chief Financial Officer