Form 10-Q
period 2008-03-31
BLONDER TONGUE LABORATORIES INC
filed 2008-05-15
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008,

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
	ACT OF 1934 FOR THE TRANSITION PERIOD FROM	TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

	Delaware	52-1611421
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

	One Jake Brown Road, Old Bridge, New Jersey	08857
	(Address of principal executive offices)	(Zip Code)

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

Yes   X                  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer

Non-accelerated filer ____	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No  X

Number of shares of common stock, par value $.001, outstanding as of May 15, 2008: 6,222,252

The Exhibit Index appears on page 17.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands)

	(unaudited)
	March 31,	December 31,
	2008	2007
Assets (Note 4)
Current assets:
Cash	$55	$270
Accounts receivable, net of allowance for doubtful
accounts of $299 and $349	2,312	2,926
Inventories (Note 3)	9,565	8,572
Prepaid and other current assets	1,188	939
Deferred income taxes	453	453
Total current assets	13,573	13,160
Inventories, net non-current (Note 3)	5,809	5,868
Property, plant and equipment, net of accumulated
depreciation and amortization	4,137	4,530
Patents, net	66	74
Other assets, net	367	414
Deferred income taxes	1,903	1,903
	$25,855	$25,949
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 4)	$2,984	$2,560
Accounts payable	2,114	1,779
Accrued compensation	521	524
Income taxes payable	49	49
Other accrued expenses	248	346
Total current liabilities	5,916	5,258

Long-term debt (Note 4)	12	14
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares;
no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,003	24,887
Retained earnings	2,881	3,747
Accumulated other comprehensive loss	(654)	(654)
Treasury stock, at cost, 2,242 shares,	(7,311)	(7,311)
Total stockholders’ equity	19,927	20,677
	$25,855	$25,949
See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$6,884	$7,455
Cost of goods sold	4,424	4,964
Gross profit	2,460	2,491
Operating expenses:
Selling	1,064	1,307
General and administrative	1,285	1,312
Research and development	516	460
	2,865	3,079
Loss from operations	(405)	(588)
Other expense - interest expense (net)	(111)	(118)
Loss from continuing operations before income taxes	(516)	(706)
Provision (benefit) for income taxes	-	-
Loss from continuing operations	(516)	(706)
Discontinued operations (Note 5):
Loss from discontinued operations (net of tax)	(23)	(136)
Loss from Hybrid disposal	(405)	-
Total discontinued operations	(428)	(136)
Net loss	$(944)	$(842)
Basic and diluted loss per share from continuing operations	$(0.08)	$(0.12)
Basic and diluted loss per share from discontinued operations	-	(0.02)
Basic and diluted loss per share on disposal	(0.07)	-
	(0.07)	(0.02)
Basic and diluted net loss per share	$(0.15)	$(0.14)
Basic and diluted weighted average shares outstanding	6,222	6,222

See accompanying notes to consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007

Cash Flows From Operating Activities:
Net loss	(944)	$(842)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock compensation expense	116	80
Loss on Hybrid disposal	405	-
Depreciation	113	120
Amortization	8	8
Allowance for doubtful accounts	(50)	85
Provision for inventory reserves	(182)	-
Changes in operating assets and liabilities:
Accounts receivable	664	517
Inventories	(752)	(414)
Prepaid and other current assets	(249)	(185)
Other assets	47	29
Income taxes	-	(6)
Accounts payable, accrued compensation and other accrued expenses	234	(442)
Net cash used in operating activities	(590)	(1,050)
Cash Flows From Investing Activities:
Capital expenditures	(47)	(34)
Net cash used in investing activities	(47)	(34)
Cash Flows From Financing Activities:
Borrowings of debt	8,030	9,075
Repayments of debt	(7,608)	(8,024)
Net cash provided by financing activities	422	1,051
Net decrease in cash	(215)	(33)
Cash, beginning of period	270	84
Cash, end of period	$55	$51
Supplemental Cash Flow Information:
Cash paid for interest	$109	$126
Cash paid for income taxes	-	$6

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

     The results for the first quarter of 2008 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at March 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2007.

Note 2 – New Accounting Pronouncements

      In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition.

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 "("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, management is evaluating the implications of SFAS 161 and has not yet determined its impact on the Company’s financial statements.

Note 3 – Inventories

Inventories net of reserves are summarized as follows:
	(unaudited)
	March 31,	Dec. 31,
	2008	2007

Raw Materials	$8,750	$9,169
Work in process	1,634	1,592
Finished Goods	11,952	10,823
	22,336	21,584
Less current inventory	(9,565)	(8,572)
	12,771	13,012
Less Reserve primarily for excess inventory	(6,962)	(7,144)
	$5,809	$5,868

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

     On December 15, 2006, the Company and BDR Broadband, LLC (“BDR”), a former subsidiary of the Company which was sold on December 15, 2006, as Borrowers, and Blonder Tongue Investment Company, a wholly-owned subsidiary of the Company, as Guarantor, entered into a Second Amendment to Credit and Security Agreement (the “Amendment”) with NCBC and the Bank. Incident to the Company’s divestiture of BDR, the

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Amendment removed BDR as a “Borrower” under the Credit Agreement as amended and included other modifications and amendments to the Credit Agreement and related ancillary agreements necessitated by the removal of BDR as a Borrower. These other modifications and amendments included a reduction of approximately $1,400 to the maximum amount of advances that NCBC will make to the Company under the Revolving Loan, due to the release from collateral of the rights-of-entry owned by BDR.

     As of the end of each fiscal quarter during 2007 and the first fiscal quarter of 2008, the Company was in violation of a certain financial covenant, compliance with which was waived by the Bank effective as of each such date.

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

     On May 14, 2008, the Credit Agreement was amended to add a covenant requiring the Company to meet certain levels of EBITDA for the calendar months of April through June 2008.

     Under the Credit Agreement, as amended, the Revolving Loan bears interest at a rate per annum equal to the “Alternate Base Rate,” being the higher of (i) the prime lending rate announced from time to time by the Bank plus 1.50% or (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement), plus 1.50% . The Term Loan bears interest at a rate per annum equal to the Alternate Base Rate plus 1.50% . In connection with the Term Loan, the Company entered into an interest rate swap agreement (“Swap Agreement”) with the Bank which exchanges the variable interest rate of the Term Loan for a fixed interest rate of 5.13% per annum effective January 10, 2006 through the maturity of the Term Loan. The impact of the Swap Agreement on the 2007 and 2006 consolidated financial statements was not material.

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

Note 5 – Discontinued Operations (Subscribers and passings in whole numbers)

     The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for the disposal of certain subsidiaries during the year ended December 31, 2007 and the three-month periods ended March 31, 2008 and 2007.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

 The Company classifies disposal of subsidiary in discontinued operations when the operations and cash flows of the subsidiary have been eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the subsidiary after disposal. For purposes of reporting the operations of the subsidiary meeting the criteria of discontinued operations, the Company reports net revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to the subsidiary as discontinued operations.

     On December 15, 2006, the Company and BDR entered into a Membership Interest Purchase Agreement ("Purchase Agreement") with DirecPath Holdings, LLC, a Delaware limited liability company ("DirecPath"), pursuant to which and on such date, the Company sold all of the issued and outstanding membership interests of BDR to DirecPath.

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

     The Company made the decision in 2008 to cease the operations of its wholly-owned subsidiary, Hybrid Networks, LLC (“Hybrid”), and liquidate its assets. The Company plans to wind down the operations of Hybrid by August 1, 2008.

     Hybrid’s business activities consisted of the operation of video, high-speed data and/or telephony systems (“Systems”) at 4 multi-dwelling unit communities under certain right-of-entry agreements (“ROE Agreements”). As part of the Company’s on-going implementation of its strategic plan, management has continued to evaluate the impact and long-term viability of non-core business activities, including the continued operation of the Systems. The decision of the Board of Directors to discontinue Hybrid’s operations was based upon such evaluation and the current cash flow and operating losses of Hybrid.

     Based on this decision, the Company concluded that a non-cash impairment charge in the amount of approximately $405 is required to write-off Hybrid’s assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property location.

     As a result of ceasing the operations of Hybrid, the Company expects to make cash expenditures of approximately $50 in connection with the early termination of certain contracts and agreements related to the operation of the Systems.

     As a result of the above, the Company reflected the disposal of Hybrid and the results of its operations for the three months ended March 31, 2008 and 2007, as a discontinued operation. Components of the loss from discontinued operations are as follows:

	Three Months Ended
	March 31,
	2008	2007

Net sales	$27	$43
Cost of goods sold	23	40
Gross profit	4	4
General and administrative	27	140
Net loss	$(23)	$(136)

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Note 6 – Related Party Transactions

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

     As of March 31, 2008 the Chief Executive Officer was indebted to the Company in the amount of $149, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at March 31, 2008 and December 31, 2007.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe”, “expect”, “anticipate”, “project” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (See Item 1 –Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

     Over the past several years, the Company expanded beyond its core business by acquiring private cable television systems (BDR Broadband, LLC and Hybrid Networks, LLC). However, as part of its strategy to focus on its core business, the Company sold its interests in BDR Broadband, LLC during 2006, and the Company decided to cease the operations of Hybrid Networks, LLC during 2008. These dispositions are described in more detail below, along with other recent transactions affecting the Company in recent years.

     On December 15, 2006, the Company completed the divesture of its wholly-owned subsidiary, BDR Broadband, LLC (“BDR”), through the sale of all of the issued and outstanding membership interests of BDR to

DirecPath Holdings, LLC, a Delaware limited liability company ("DirecPath"), which is a joint venture between Hicks Holdings LLC and The DIRECTV Group, Inc. This sale took place pursuant to a Membership Interest Purchase Agreement ("Purchase Agreement"). Pursuant to the Purchase Agreement, DirecPath paid the Company an aggregate purchase price of approximately $3,130,000 in cash, resulting in a gain of approximately $880,000 on the sale, after certain post-closing adjustments. A portion of the purchase price, $465,000, is being held in an escrow account, and is included as part of the prepaid and other current assets, pursuant to an Escrow Agreement dated December 15, 2006, among the Company, DirecPath and U.S. Bank National Association, to secure the Company’s indemnification obligations under the Purchase Agreement.

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

     The Company made the decision in 2008 to cease the operations of its wholly-owned subsidiary, Hybrid Networks, LLC (“Hybrid”), and liquidate its assets. The Company plans to wind down the operations of Hybrid by August 1, 2008.

     Hybrid’s business activities consisted of the operation of video, high-speed data and/or telephony systems (“Systems”) at 4 multi-dwelling unit communities under certain right-of-entry agreements (“ROE Agreements”). As part of the Company’s on-going implementation of its strategic plan, management has continued to evaluate the impact and long-term viability of non-core business activities, including the continued operation of the Systems. The decision of the Board of Directors to discontinue Hybrid’s operations was based upon such evaluation and the current cash flow and operating losses of Hybrid. Hybrid had revenues of $148,000 and $177,000 and net losses of $249,000 and $368,000 in 2007 and 2006, respectively. The results of operations of Hybrid are reflected as discontinued operations in the consolidated statement of operations included in this Quarterly Report on Form 10-Q.

     Based on this decision, the Company concluded that a non-cash impairment charge in the amount of approximately $405,000 is required to write-off Hybrid’s assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property location.

     As a result of ceasing the operations of Hybrid, the Company expects to make cash expenditures of approximately $50,000 in connection with the early termination of certain contracts and agreements related to the operation of the Systems.

     One of the Company’s recent initiatives is to manufacture products in the People’s Republic of China (“PRC”) in order to reduce the Company’s manufacturing costs and allow a more aggressive marketing program in the private cable market. The Company’s manufacturing initiative in the PRC entails a combination of contract manufacturing agreements and purchasing agreements with key PRC manufacturers that can most fully meet the Company’s needs. In early 2007, the Company entered into a manufacturing agreement with a core contract manufacturer in the PRC that will govern its production of the Company’s high volume and complex products upon the receipt of purchase orders from the Company. This ongoing transition relates to products representing a significant portion of the Company’s net sales and is being implemented in phases over the next several years, with the first products already transitioned during the fourth quarter of 2007.

     On February 27, 2006 (the “Effective Date”), the Company entered into a series of agreements related to its MegaPortäline of high-speed data communications products. As a result of these agreements, the Company has expanded its distribution territory, favorably amended certain pricing and volume provisions and extended by 10 years the term of the distribution agreement for its MegaPortä product line. These agreements also require the Company to guaranty payment due by Shenzhen Junao Technology Company Ltd. (“Shenzhen”) to Octalica, Ltd. (“Octalica”), in connection with Shenzhen’s purchase of T.M.T.-Third Millennium Technology Limited (“TMT”) from Octalica. Shenzhen is an affiliate of Master Gain. In exchange for this guaranty, MegaPort Technology, LLC (“MegaPort”), a wholly-owned subsidiary of the Company, obtained an assignable option (the “Option”) to acquire substantially all of the assets and assume certain liabilities of TMT on substantially the same terms as the acquisition of TMT by Shenzhen from Octalica. The purchase price for TMT and, therefore, the amount and payment terms guaranteed by the Company is the sum of $383,150 plus an earn-out. The earn-out will not exceed 4.5% of the net revenues derived from the sale of certain products during a period of 36 months commencing after the sale of certain specified quantities of TMT inventory following the Effective Date. The cash portion of the purchase price was payable (i) $22,100 on the 120th day following the Effective Date, (ii) $22,100 on the last day of the twenty-fourth month following the Effective Date, and (iii) $338,950 commencing upon the later of (A) the second anniversary of the Effective Date and (B) the date after which certain volume sales targets for each of the MegaPortä products have been met, and then only as and to the extent that revenues are derived from sales of such products. As of the date of the filing of this report, none of the volume sales targets for these MegaPort products have been met and, accordingly, no further purchase price payments have been made. In February 2007, MegaPort sent notice to TMT and Shenzhen of its election to exercise the Option to acquire substantially all of the assets of TMT. Shenzhen has not responded to MegaPort’s notice of exercise of the Option. MegaPort has engaged legal representation in Israel to explore its options in connection with enforcement of its contractual rights, but no decisions with respect thereto have been made. Upon consummation of the acquisition, MegaPort, or its assignee, will pay Shenzhen, in the same manner and at the same times, cash payments equal to the purchase price payments due from Shenzhen to Octalica and will assume certain liabilities of TMT.

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

     The Federal Communications Commission (FCC) mandated that all analog broadcasts are to cease by February 17, 2009. In anticipation of this analog shut down, the FCC also granted second licenses to all broadcasters to begin simulcasting digital signals. As a result, the Company expects to see a continuing shift in product mix from analog products to digital products.

Results of Operations

First three months of 2008 Compared with first three months of 2007

     Net Sales. Net sales decreased $571,000, or 7.7%, to $6,884,000 in the first three months of 2008 from $7,455,000 in the first three months of 2007. The decrease in sales is primarily attributed to a decrease in analog headend and digital products offset by an increase in sales from the product that is contract manufactured for Buffalo City. Analog headend products were $3,111,000 and $3,887,000, digital products were $963,000 and $1,290,000 and the contract manufactured product was $551,000 and zero in the first three months of 2008 and 2007, respectively.

     Cost of Goods Sold. Cost of goods sold decreased to $4,424,000 for the first three months of 2008 from $4,964,000 for the first three months of 2007 and decreased as a percentage of sales to 64.3% from 66.6% . The decrease was primarily attributed to a more favorable product mix.

     Selling Expenses. Selling expenses decreased to $1,064,000 for the first three months of 2008 from $1,307,000 in the first three months of 2007 and decreased as a percentage of sales to 15.5% for the first three months of 2008 from 17.5% for the first three months of 2007. The $243,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $242,000 due to a decrease in headcount.

     General and Administrative Expenses. General and administrative expenses decreased to $1,285,000 for the first three months of 2008 from $1,312,000 for the first three months of 2007 but increased as a percentage of sales to 18.7% for the first three months of 2008 from 17.6% for the first three months of 2007. The $27,000 decrease was primarily the result of a decrease in bad debt expense of $90,000 due to improved accounts receivable collections.

     Research and Development Expenses. Research and development expenses increased to $516,000 in the first three months of 2008 from $460,000 in the first three months of 2007 and increased as a percentage of sales to 7.5 % for the first three months of 2008 from 6.2% for the first three months of 2007. This $56,000 increase is primarily the result of an increase in salaries and fringe benefits of $61,000 due to an increase in headcount.

     Operating Loss. Operating loss of $405,000 for the first three months of 2008 represents a decrease from an operating loss of $588,000 for the first three months of 2007. Operating loss as a percentage of sales decreased to (5.9) % in the first three months of 2008 from (7.9) % in the first three months of 2007.

     Other Expense. Interest expense decreased to $111,000 in the first three months of 2008 from $118,000 in the first three months of 2007. The decrease is the result of lower average borrowing.

     Income Taxes. The current provision for income taxes for the first three months of 2008 and 2007 was zero. A valuation allowance has been recorded on the 2008 and 2007 deferred tax assets. As a result of the Company’s historical losses, there is no change in the remaining deferred tax asset in 2008 or 2007.

Liquidity and Capital Resources

     As of March 31, 2008 and December 31, 2007, the Company’s working capital was $7,657,000 and $7,902,000, respectively. The decrease in working capital is attributable primarily to an increase in borrowings under the revolving line of credit of $480,000, which borrowings were used primarily to fund operating activities.

     The Company’s net cash used in operating activities for the three-month period ended March 31, 2008 was $590,000, compared to $1,050,000 for the three-month period ended March 31, 2007.

     Cash used in investing activities for the three-month period ended March 31, 2008 was $47,000, which was primarily attributable to capital expenditures for new equipment.

     Cash provided by financing activities was $422,000 for the first three months of 2008, which was comprised of $8,030,000 of net borrowings offset by $7,608,000 of repayment of debt.

     On December 29, 2005, the Company entered into a Credit and Security Agreement (“Credit Agreement”) with National City Business Credit, Inc. (“NCBC”) and National City Bank (the “Bank”). The Credit Agreement initially provided for (i) a $10,000,000 asset based revolving credit facility (“Revolving Loan”) and (ii) a $3,500,000 term loan facility (“Term Loan”), both of which have a three year term. The amounts which may be borrowed under the Revolving Loan are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Credit Agreement. The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company.

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

     As of the end of each fiscal quarter during 2007 and the first quarter of 2008, the Company was in violation of a certain financial covenant, compliance with which was waived by the Bank effective as of each such date.

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

     On May 14, 2008, the Credit Agreement was amended to add a covenant requiring the Company to meet certain levels of EBITDA for the calendar months of April through June 2008.

     Under the Credit Agreement, as amended, the Revolving Loan bears interest at a rate per annum equal to the “Alternate Base Rate,” being the higher of (i) the prime lending rate announced from time to time by the Bank plus 1.50% or (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement), plus 1.50% . The Term Loan bears interest at a rate per annum equal to the Alternate Base Rate plus 1.50% . In connection with the Term Loan, the Company entered into an interest rate swap agreement (“Swap Agreement”) with the Bank which exchanges the variable interest rate of the Term Loan for a fixed interest rate of 5.13% per annum effective January 10, 2006 through the maturity of the Term Loan.

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

     At March 31, 2008, there was $1,498,000 and $1,475,000 outstanding under the NCBC Revolving Loan and Term Loan, respectively.

     The Company anticipates that the cash generated from operations, existing cash balances and amounts available under its credit facility with NCBC, will be sufficient to satisfy its foreseeable working capital needs. Although the Credit Agreement expires in December 2008, the Company believes that a new credit facility will be entered into with another bank prior to expiration.

New Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition.

    In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 "("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, management is evaluating the implications of SFAS 161 and has not yet determined its impact on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2008.

     During the quarter ended March 31, 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 5. OTHER INFORMATION

The Company, NCBC and the Bank entered into a Sixth Amendment to Credit and Security Agreement, dated May 14, 2008, pursuant to which the Credit Agreement was amended to add a covenant requiring the Company to meet certain levels of EBITDA for the calendar months of April through June 2008. The description above is qualified in its entirety by reference to the full text of the Sixth Amendment to Credit and Security Agreement included in Exhibit 10.2 to this Form 10-Q.

ITEM 6. EXHIBITS

Exhibits

The exhibits are listed in the Exhibit Index appearing at page 17 herein.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: May 15, 2008	By:	/s/ James A. Luksch

James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik

Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder	Incorporated by reference from Exhibit 3.1
	Tongue Laboratories, Inc.	to S-1 Registration Statement No. 33-
98070 originally filed October 12, 1995, as
amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories,	Incorporated by reference from Exhibit 3.2
	Inc., as amended	to Annual Report on Form 10-K/A
originally filed May 9, 2008.

10.1	Fifth Amendment to Credit and Security agreement,	Incorporated by reference from Exhibit
	dated March 28, 2008, among Blonder Tongue	10.34 to the Annual Report on Form 10-K
	Laboratories, Inc., Blonder Tongue Investment	originally filed with the Securities and
	Company, National City Business Credit, Inc. and	Exchange Commission on March 31, 2008.
National City Bank

10.2	Sixth Amendment to Credit and Security	Filed herewith.
agreement, dated May 14, 2008, among Blonder
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