Form 10-Q
period 2008-06-30
BLONDER TONGUE LABORATORIES INC
filed 2008-08-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008,

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD _______________ FROM TO _______________.

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer __                                                                          Accelerated filer __

Non-accelerated filer __                                                                            Smaller reporting company X
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __  No X

Number of shares of common stock, par value $.001, outstanding as of August 14, 2008: 6,222,252

The Exhibit Index appears on page 21.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

	(unaudited)
	June 30,	December 31,

	2008	2007
Assets (Note 4)
Current assets:
Cash	$93	$270
Accounts receivable, net of allowance for doubtful accounts of $320 and $349	3,451	2,926

Inventories (Note 3)	8,808	8,572
Prepaid and other current assets	1,028	939
Deferred income taxes	453	453

Total current assets	13,833	13,160
Inventories, net non-current (Note 3)	5,662	5,868

Property, plant and equipment, net of accumulated depreciation and amortization	4,102	4,530
Patents, net	58	74
Other assets, net	292	414
Deferred income taxes	1,903	1,903

	$25,850	$25,949

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 4)	$3,009	$2,560
Accounts payable	1,984	1,779
Accrued compensation	673	524
Income taxes payable	49	49
Other accrued expenses	276	346

Total current liabilities	5,991	5,258

Long-term debt (Note 4)	7	14
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,052	24,887
Retained earnings	2,757	3,747
Accumulated other comprehensive loss	(654)	(654)
Treasury stock, at cost, 2,242 shares	(7,311)	(7,311)

Total stockholders’ equity	19,852	20,677

	$25,850	$25,949

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net sales	$8,562	$8,053	$15,446	$15,508
Cost of goods sold	5,721	5,669	10,145	10,633

Gross profit	2,841	2,384	5,301	4,875

Operating expenses:
Selling	1,125	1,303	2,189	2,610
General and administrative	1,285	1,316	2,570	2,628
Research and development	456	440	972	900

	2,866	3,059	5,731	6,138

Loss from operations	(25)	(675)	(430)	(1,263)
Other Expense: Interest expense (net)	(139)	(118)	(250)	(236)

Loss from continuing operations before
income taxes	(164)	(793)	(680)	(1,499)
Provision (benefit) for income taxes	-	-	-	-

Loss from continuing operations	(164)	(793)	(680)	(1,499)

Discontinued operations:
Loss from discontinued operations (net of
tax)	-	(29)	(24)	(165)
Gain (loss) on disposal of assets of	118	(59)	(286)	(59)
discontinued operations

Total discontinued operations	118	(88)	(310)	(224)

Net loss	$(46)	$(881)	$(990)	$(1,723)

Basic and diluted loss per share from
continuing operations	$(0.03)	$(0.13)	$(0.11)	$(0.24)
Basic and diluted loss per share from
discontinued operations	-	-	-	$(0.03)
Basic and diluted gain ( loss) per share on
disposal…	$0.02	$(0.01)	$(0.05)	$(0.01)

	$0.02	$(0.01)	$(0.05)	$(0.04)

Basic and diluted net loss per share	$(0.01)	$(0.14)	$(0.16)	$(0.28)

Basic and diluted weighted average shares
outstanding	6,222	6,222	6,222	6,222

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(990)	$(1,723)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock compensation expense	165	188
Loss on Hybrid disposal	327	-
Depreciation	204	242
Amortization	16	16
Allowance for doubtful accounts	(29)	172
Provision for inventory reserves	(2,744)	558
Changes in operating assets and liabilities:
Accounts receivable	(496)	333
Inventories	2,714	(24)
Prepaid and other current assets	(89)	(296)
Other assets	122	249
Income taxes	-	(11)
Accounts payable, accrued compensation and other accrued expenses	284	85
Net cash used in operating activities	(516)	(211)
Cash Flows From Investing Activities:
Capital expenditures	(103)	(80)
Net cash used in investing activities	(103)	(80)
Cash Flows From Financing Activities:
Borrowings of debt	15,785	16,395
Repayments of debt	(15,343)	(16,130)
Net cash provided by financing activities	442	265
Net decrease in cash	(177)	(26)
Cash, beginning of period	270	84
Cash, end of period	$93	$58
Supplemental Cash Flow Information:
Cash paid for interest	$247	$246
Cash paid for income taxes	$-	$11

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

     The results for the periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at June 30, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2007.

Note 2 – New Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition.

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

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. The guidance in SFAS 162 replaces that prescribed in Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles , and becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles . The adoption of SFAS 162 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants . Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining the impact FSP APB 14-1 will have on its consolidated financial statements.

     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of determining the impact FSP EITF 03-6-1 will have on its consolidated financial statements.

     Other accounting standards that have been issued or proposed by the FASB, the EITF, the SEC and or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Note 3 – Inventories

Inventories net of reserves are summarized as follows:
	(unaudited)
	June 30,	Dec. 31,
	2008	2007

Raw Materials	$7,892	$9,169
Work in process	1,574	1,592
Finished Goods	9,404	10,823

	18,870	21,584
Less current inventory	(8,808)	(8,572)

	10,062	13,012
Less Reserve primarily for excess inventory	(4,400)	(7,144)

	$5,662	$5,868

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

Note 4 – Debt

     On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank, pursuant to which the Company obtained an $8,000 credit facility from Sovereign (“Sovereign Financing”). The Company used a portion of the proceeds from the Sovereign Financing to terminate its credit facility with National City Business Credit, Inc. (“NCBC”) and National City Bank (the “Bank”), which credit facility is described below in this Note 4. The Sovereign Financing is described in more detail below under Note 7 – Subsequent Events.

     On December 29, 2005 the Company entered into a Credit and Security Agreement (“Credit Agreement”) with NCBC and the Bank. The Credit Agreement initially provided for (i) a $10,000 asset based revolving credit facility (“Revolving Loan”) and (ii) a $3,500 term loan facility (“Term Loan”), each of which had a three year term. The amounts which could be borrowed under the Revolving Loan were based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms were defined in the Credit Agreement. The obligations of the Company under the Credit Agreement were secured by substantially all of the assets of the Company.

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

     On December 15, 2006, the Company and BDR, a former subsidiary of the Company which was sold on December 15, 2006, as Borrowers, and Blonder Tongue Investment Company, a wholly-owned subsidiary of the Company, as Guarantor, entered into a Second Amendment to Credit and Security Agreement (the “Amendment”) with NCBC and the Bank. Incident to the Company’s divestiture of BDR, the Amendment removed BDR as a “Borrower” under the Credit Agreement as amended and included other modifications and amendments to the Credit Agreement and related ancillary agreements necessitated by the removal of BDR as a Borrower. These other modifications and amendments included a reduction of approximately $1,400 to the maximum amount of advances that NCBC would make to the Company under the Revolving Loan, due to the release from collateral of the rights-of-entry owned by BDR.

     As of the end of each fiscal quarter during 2007 and the first fiscal quarter of 2008, the Company was in violation of a certain financial covenant, compliance with which was waived by the Bank effective as of each such date. This covenant was again violated for the second quarter of 2008; however, a waiver was neither sought nor obtained, due to the termination of the credit facility in connection with obtaining the Sovereign Financing.

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

     Under the Credit Agreement, as amended, the Revolving Loan bore interest at a rate per annum equal to the “Alternate Base Rate,” being the higher of (i) the prime lending rate announced from time to time by the Bank plus 1.50% or (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement), plus 1.50% . The Term Loan bore interest at a rate per annum equal to the Alternate Base Rate plus 1.50% . In connection with the Term Loan, the Company entered into an interest rate swap agreement (“Swap Agreement”) with the Bank which exchanged the variable interest rate of the Term Loan for a fixed interest rate of 5.13% per annum effective January 10, 2006 through the maturity of the Term Loan. The impact of the Swap Agreement on the consolidated financial statements was not material.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

     In the absence of the Sovereign Financing, the Revolving Loan would have terminated on December 28, 2008, at which time all outstanding borrowings under the Revolving Loan were due. The Term Loan would have matured on December 28, 2008 and required equal monthly principal payments of $19 each, plus interest, with the remaining balance due at maturity.

     The Credit Agreement contained customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Credit Agreement contained customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 5 – Discontinued Operations (Subscribers and passings in whole numbers)

     The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for the disposal of certain subsidiaries during the six-month periods ended June 30, 2008 and 2007.

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

     On December 15, 2006, the Company and BDR Broadband, LLC ("BDR") entered into a Membership Interest Purchase Agreement ("Purchase Agreement") with DirecPath Holdings, LLC, a Delaware limited liability company ("DirecPath"), pursuant to which and on such date, the Company sold all of the issued and outstanding membership interests of BDR to DirecPath.

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

     The Company made the decision in 2008 to cease the operations of its wholly-owned subsidiary, Hybrid Networks, LLC (“Hybrid”), and liquidate its assets. The Company expects to wind down the operations of Hybrid during the third quarter of 2008.

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

     Based on this decision, the Company recognized net loss on disposal of approximately $327 related to the Hybrid fixed assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property location. During the three months ended June 30, 2008, the Company reversed approximately $118 of previously recognized loss on disposal as a result of proceeds received on the sale of the assets previously written down and settlement of certain liabilities previously accrued.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

     Incident to discontinuing Hybrid’s operations, the Company expects to make cash expenditures of approximately $50 in connection with the early termination of certain contracts and agreements related to the operation of the Systems.

     The Company reflected the disposal of Hybrid and the results of its operations for the six months ended June 30, 2008 and 2007, as a discontinued operation. Components of the loss from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
		June 30,		June 30,

	2008	2007	2008	2007

Net sales	$31	$38	$58	$81
Cost of goods sold	16	43	39	82

Gross profit (loss)	15	(5)	19	(1)

General and administrative	15	24	43	164

Net loss	$-	$(29)	$(24)	$(165)

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

     As of June 30, 2008 the Chief Executive Officer was indebted to the Company in the amount of $146, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at June 30, 2008 and December 31, 2007

     In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC. The Company has received $725 in revenue from this Agreement during the six months ended June 30, 2008. A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

Note 7 – Subsequent Events

     On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement (“Sovereign Agreement”) with Sovereign pursuant to which the Company obtained the Sovereign Financing. The Sovereign Financing consists of (i) a $4,000 asset based revolving credit facility (“Revolver”) and (ii) a $4,000 term loan facility (“Term Loan”), each of which has a three year term. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

in the Sovereign Agreement. The obligations of the Company under the Sovereign Agreement are secured by substantially all of the assets of the Company.

     Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% . The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% .

     The Revolver terminates on August 5, 2011, at which time all outstanding borrowings under the Revolver are due. The Term Loan matures on August 5, 2011 and requires equal monthly principal payments of approximately $17,000 each, plus interest, with the remaining balance due at maturity. The loans are subject to a prepayment penalty if satisfied in full prior to the second anniversary of the effective date of the loans.

     The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

     Proceeds from the Sovereign Financing were used to refinance the Company’s existing credit facility with NCBC and the Bank, to pay transaction costs, to provide working capital and for other general corporate purposes.

.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe”, “expect”, “anticipate”, “project” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

     Over the past several years, the Company expanded beyond its core business by acquiring private cable television systems (BDR Broadband, LLC and Hybrid Networks, LLC). However, as part of its strategy to focus on its core business, the Company sold its interests in BDR Broadband, LLC during 2006, and the Company decided to cease the operations of Hybrid Networks, LLC during 2008. These dispositions are described in more detail below, along with other recent transactions affecting the Company.

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

     In addition, in connection with the divestiture transaction, on December 15, 2006, the Company entered into a Purchase and Supply Agreement with DirecPath, LLC, a wholly-owned subsidiary of DirecPath ("DPLLC"), pursuant to which DPLLC will purchase $1,630,000 of products from the Company, subject to certain adjustments, over a period of three years. DPLLC purchased $404,000 of equipment from the Company in 2007 and $48,000 of equipment during the first six month of 2008. It is also anticipated that the Company will provide DirecPath with certain systems engineering and technical services.

     The Company made the decision in 2008 to cease the operations of its wholly-owned subsidiary, Hybrid Networks, LLC (“Hybrid”), and liquidate its assets. The Company expects to wind down the operations of Hybrid during the third quarter of 2008.

     Hybrid’s business activities consist of the operation of video, high-speed data and/or telephony systems (“Systems”) at 4 multi-dwelling unit communities under certain right-of-entry agreements (“ROE Agreements”). As part of the Company’s on-going implementation of its strategic plan, management has continued to evaluate the impact and long-term viability of non-core business activities, including the continued operation of the Systems. The decision of the Board of Directors to discontinue Hybrid’s operations was based upon such evaluation and the current cash flow and operating losses of Hybrid. Hybrid had revenues of $148,000 and $177,000 and net losses of $249,000 and $368,000 in 2007 and 2006, respectively. The results of operations of Hybrid are reflected as discontinued operations in the consolidated statement of operations included in this Quarterly Report on Form 10-Q.

     Based on this decision, the Company recognized net loss on disposal of approximately $327,000 related to the Hybrid fixed assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property location. During the three months ended June 30, 2008, the Company reversed approximately $118,000 of previously recognized loss on disposal as a result of proceeds received on the sale of the assets previously written down and settlement of certain liabilities previously accrued.

     Incident to discontinuing Hybrid’s operations, the Company expects to make cash expenditures of approximately $50,000 in connection with the early termination of certain contracts and agreements related to the operation of the Systems.

     One of the Company’s recent initiatives is to manufacture products in the People’s Republic of China (“PRC”) in order to reduce the Company’s manufacturing costs and allow a more aggressive marketing program in the private cable market. The Company’s manufacturing initiative in the PRC entails a combination of contract manufacturing agreements and purchasing agreements with key PRC manufacturers that can most fully meet the Company’s needs. In early 2007, the Company entered into a manufacturing agreement with a core contract manufacturer in the PRC that will govern its production of the Company’s high volume and complex products upon the receipt of purchase orders from the Company. This ongoing transition relates to products representing a significant portion of the Company’s net sales and is being implemented in phases over the next several years, with the first products produced during the fourth quarter of 2007.

     On February 27, 2006 (the “Effective Date”), the Company entered into a series of agreements related to its MegaPort™ line of high-speed data communications products. As a result of these agreements, the Company has expanded its distribution territory, favorably amended certain pricing and volume provisions and extended by 10 years the term of the distribution agreement for its MegaPort™ product line. These agreements also require the Company to guaranty payment due by Shenzhen Junao Technology Company Ltd. (“Shenzhen”) to Octalica, Ltd. (“Octalica”), in connection with Shenzhen’s purchase of T.M.T.-Third Millennium Technology Limited (“TMT”) from Octalica. In exchange for this guaranty, MegaPort Technology, LLC (“MegaPort”), a wholly-owned subsidiary of the Company, obtained an assignable option (the “Option”) to acquire substantially all of the assets and assume certain liabilities of TMT on substantially the same terms as the acquisition of TMT by Shenzhen from Octalica. The purchase price for TMT and, therefore, the amount and payment terms guaranteed by the Company is the sum of $383,150 plus an earn-out. The earn-out will not exceed 4.5% of the net revenues derived from the sale of certain products during a period of 36 months commencing after the sale of certain specified quantities of TMT inventory following the Effective Date. The cash portion of the purchase price was payable (i) $22,100 on the 120th day following the Effective Date, (ii) $22,100 on the last day of the twenty-fourth month following the Effective Date, and (iii) $338,950 commencing upon the later of (A) the second anniversary of the Effective Date and (B) the date after which certain volume sales targets for each of the MegaPort™ products have been met, and then only as and to the extent that revenues are derived from sales of such products. As of the date of the filing of this report, none of the volume sales targets for these MegaPort products have been met and, accordingly, no further purchase price payments have been made. In February 2007, MegaPort sent notice to TMT and Shenzhen of its election to exercise the Option to acquire substantially all of the assets of TMT. Shenzhen has not responded to MegaPort’s notice of exercise of the Option. MegaPort has engaged legal representation in Israel to explore its options in connection with enforcement of its contractual rights; however, MegaPort has determined not to take any specific action in this regard at the present time. If

MegaPort ultimately consummates the acquisition, MegaPort, or its assignee, will pay Shenzhen, in the same manner and at the same times, cash payments equal to the purchase price payments due from Shenzhen to Octalica and will assume certain liabilities of TMT.

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

Results of Operations

Second three months of 2008 Compared with second three months of 2007

     Net Sales. Net sales increased $509,000, or 6.3%, to $8,562,000 in the second three months of 2008 from $8,053,000 in the second three months of 2007. The increase in sales is primarily attributed to an increase in sales of digital and contract manufactured product offset by a decrease in sales of analog headend, distribution and interdiction products. Digital products were $2,969,000 and $1,176,000, contract manufactured product was $174,000 and zero, analog headend products were $3,219,000 and $3,907,000, distribution products were $1,391,000 and $1,881,000 and interdiction products were $107,000 and $308,000 in the second three months of 2008 and 2007, respectively.

     Cost of Goods Sold. Cost of goods sold increased to $5,721,000 for the second three months of 2008 from $5,669,000 for the second three months of 2007 but decreased as a percentage of sales to 66.8% from 70.4% . The decrease in percentage sales was primarily attributed to an increase in the provision for inventory reserves of $558,000 in the second three months of 2007 compared to zero in the second three months of 2008, offset by a less favorable product mix.

     Selling Expenses. Selling expenses decreased to $1,125,000 for the second three months of 2008 from $1,303,000 in the second three months of 2007 and decreased as a percentage of sales to 13.1% for the second three months of 2008 from 16.2% for the second three months of 2007. The $178,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $144,000 due to a decrease in headcount.

     General and Administrative Expenses. General and administrative expenses decreased to $1,285,000 for the second three months of 2008 from $1,316,000 for the second three months of 2007 and decreased as a percentage of sales to 15.0% for the second three months of 2008 from 16.3% for the second three months of 2007. The $31,000 decrease was primarily the result of a decrease in bad debt expense of $65,000 due to improved accounts receivable collections, a decrease in salary and fringe benefits of $65,000 due to a decrease in headcount offset by an increase in miscellaneous taxes of $61,000.

     Research and Development Expenses. Research and development expenses increased to $456,000 in the second three months of 2008 from $440,000 in the second three months of 2007 but decreased as a percentage of sales to 5.3 % for the second three months of 2008 from 5.5% for the second three months of 2007. This $16,000 increase is primarily the result of an increase in salaries and fringe benefits of $34,000 due to an increase in headcount offset by a decrease in consulting fees of $25,000.

     Operating Loss. Operating loss of $25,000 for the second three months of 2008 represents a decrease from an operating loss of $675,000 for the second three months of 2007. Operating loss as a percentage of sales decreased to (0.3) % in the second three months of 2008 from (8.4) % in the second three months of 2007.

     Other Expense. Interest expense increased to $139,000 in the second three months of 2008 from $118,000 in the second three months of 2007. The increase is the result of higher average borrowing.

     Income Taxes. The current provision for income taxes for the second three months of 2008 and 2007 was zero. A valuation allowance has been recorded on the 2008 and 2007 deferred tax assets. As a result of the Company’s historical losses, there is no change in the remaining deferred tax asset in 2008 or 2007.

First six months of 2008 Compared with first six months of 2007

     Net Sales. Net sales decreased $62,000, or 0.4%, to $15,446,000 in the first six months of 2008 from $15,508,000 in the first six months of 2007. The decrease in sales is primarily attributed to a decrease in analog headend, distribution and interdiction products offset by an increase in digital, fiber and contract manufactured product. Analog headend products were $6,330,000 and $7,794,000, distribution products were $2,662,000 and $3,344,000, interdiction products were $233,000 and $506,000, digital products were $3,932,000 and $2,466,000, contract manufactured product was $725,000 and zero and fiber products were $635,000 and $436,000 in the first six months of 2008 and 2007, respectively.

     Cost of Goods Sold. Cost of goods sold decreased to $10,145,000 for the first six months of 2008, from $10,633,000 for the first six months of 2007 and decreased as a percentage of sales to 65.7% from 68.6% . The decrease was primarily attributed to an increase in the provision for inventory reserves of $558,000 in the first three moths of 2007 compared to zero in the second three months of 2008, offset by a less favorable product mix.

     Selling Expenses. Selling expenses decreased to $2,189,000 for the first six months of 2008 from $2,610,000 in the first six months of 2007 and decreased as a percentage of sales to 14.2% for the first six months of 2008 from 16.8% for the first six months of 2007. The $421,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $386,000 due to a decrease in headcount.

     General and Administrative Expenses. General and administrative expenses decreased to $2,570,000 for the first six months of 2008 from $2,628,000 for the first six months of 2007 and decreased as a percentage of sales to 16.6% for the first six months of 2008 from 17.0% for the first six months of 2007. The $58,000 decrease was primarily the result of a decrease in bad debt expense of $155,000 due to improved accounts receivable collections, a decrease in salary and fringe benefits of $45,000 due to a decrease in headcount offset by an increase in miscellaneous taxes of $61,000.

     Research and Development Expenses. Research and development expenses increased to $972,000 in the first six months of 2008 from $900,000 in the first six months of 2007 and increased as a percentage of sales to 6.3 % for the first six months of 2008 from 5.8% for the first six months of 2007. This $72,000 increase is primarily the result of an increase in salaries and fringe benefits of $95,000 due to an increase in headcount offset by a decrease in consulting fees of $43,000.

     Operating Loss. Operating loss of $430,000 for the first six months of 2008 represents a decrease from an operating loss of $1,263,000 for the first six months of 2007. Operating loss as a percentage of sales decreased to (2.8) % in the first six months of 2008 from (8.1) % in the first six months of 2007.

     Other Expense. Interest expense increased to $250,000 in the first six months of 2008 from $236,000 in the first six months of 2007. The increase is the result of higher average borrowing.

     Income Taxes. The current provision for income taxes for the first six months of 2008 and 2007 was zero. A valuation allowance has been recorded on the 2008 and 2007 deferred tax assets. As a result of the Company’s historical losses, there is no change in the remaining deferred tax asset in 2008 or 2007.

Liquidity and Capital Resources

     As of June 30, 2008 and December 31, 2007, the Company’s working capital was $7,842,000 and $7,902,000, respectively. The decrease in working capital is attributable primarily to an increase in borrowings under the revolving line of credit of $566,000 offset by an increase in accounts receivable of $496,000.

     The Company’s net cash used in operating activities for the six-month period ended June 30, 2008 was $516,000, compared to $211,000 for the six-month period ended June 30, 2007.

     Cash used in investing activities for the six-month period ended June 30, 2008 was $103,000, which was primarily attributable to capital expenditures for new equipment.

     Cash provided by financing activities was $442,000 for the first six months of 2008, which was comprised of $15,785,000 of net borrowings offset by $15,343,000 of repayment of debt.

     On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement (“Sovereign Agreement”) with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank, pursuant to which the Company obtained an $8,000,000 credit facility from Sovereign (“Sovereign Financing”). The Sovereign Financing consists of (i) a $4,000,000 asset based revolving credit facility (“Revolver”) and (ii) a $4,000,000 term loan facility (“Term Loan”), each of which has a three year term. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Sovereign Agreement. The obligations of the Company under the Sovereign Agreement are secured by substantially all of the assets of the Company.

     Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% . The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% .

     The Revolver terminates on August 5, 2011, at which time all outstanding borrowings under the Revolver are due. The Term Loan matures on August 5, 2011 and requires equal monthly principal payments of approximately $17,000 each, plus interest, with the remaining balance due at maturity. The loans are subject to a prepayment penalty if satisfied in full prior to the second anniversary of the effective date of the loans.

     The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

     Proceeds from the Sovereign Financing were used to refinance the Company’s existing credit facility with National City Business Credit, Inc. (“NCBC”) and National City Bank (the “Bank”), to pay transaction costs, to provide working capital and for other general corporate purposes.

     The Company’s former credit facility with NCBC and the Bank was entered into on December 29, 2005 and had a three year term. The former credit facility, as amended, was for an aggregate amount of $11,000,000, comprised of (i) a $7,500,000 asset based revolving credit facility under which funds could be borrowed at a rate per annum equal to the “Alternate Base Rate,” being the higher of (x) the prime lending rate announced from time to time by the Bank plus 1.50% or (y) the Federal Funds Effective Rate (as defined in the credit facility agreement), plus 1.50%, and (ii) a $3,500,000 term loan facility that bore interest at a rate per annum equal to the Alternate Base Rate plus 1.50% and which required equal monthly principal payments of $19,000 each, plus interest, with the remaining balance due at maturity. In connection with the former term loan, the Company entered into an interest rate swap agreement with the Bank which exchanged the variable interest rate of the term loan for a fixed interest rate of 5.13% per annum effective January 10, 2006 through the maturity of the term loan. This swap agreement was also terminated along with the former credit facility.

     As of the end of each fiscal quarter during 2007 and the first quarter of 2008, the Company was in violation of a certain financial covenant under the former credit facility, compliance with which was waived by the Bank effective as of each such date. This covenant was again violated for the second quarter of 2008; however, a waiver was neither sought nor obtained, due to the termination of the credit facility in connection with obtaining the new Sovereign Financing.

     At June 30, 2008, there was $1,579,000 and $1,417,000 outstanding under the NCBC revolving loan and the term loan, respectively.

     The Company anticipates that the cash generated from operations, existing cash balances and amounts available under its credit facility with Sovereign, will be sufficient to satisfy its foreseeable working capital needs.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. The guidance in SFAS 162 replaces that prescribed in Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles , and becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles . The adoption of SFAS 162 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants . Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining the impact FSP APB 14-1 will have on its consolidated financial statements.

     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of determining the impact FSP EITF 03-6-1 will have on its consolidated financial statements.

     Other accounting standards that have been issued or proposed by the FASB, the EITF, the SEC and or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2008.

     During the quarter ended June 30, 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders (the “Meeting”) on May 21, 2008. The Company solicited proxies in connection with the Meeting. At the record date of the Meeting (March 31, 2008), there were 6,222,252 shares of the Company’s common stock outstanding and entitled to vote. The following were the matters voted upon at the Meeting:

1. Election of Directors. The following directors were elected at the Meeting: Anthony J. Bruno,

Robert E. Heaton and James A. Luksch. The number of votes cast for and withheld from each director are as follows:

DIRECTORS	FOR	WITHHELD
Anthony J. Bruno	5,690,387	269,541
Robert E. Heaton	5,689,887	270,041
James A. Luksch	5,389,145	570,783

     Robert J. Palle, Jr., Gary P. Scharmett, Robert B. Mayer and James F. Williams, continued as directors after the meeting.

     2. Ratification of Auditors. The appointment of Marcum & Kliegman LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2008 was ratified by the following vote of common stock:

FOR	AGAINST	ABSTAIN
5,932,489	22,619	4,819

ITEM 6. EXHIBITS

Exhibits

The exhibits are listed in the Exhibit Index appearing at page 21 herein

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: August 14, 2008	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33- 98070 originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended	Incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K/A originally filed May 9, 2008.

10.1	Sixth Amendment to Credit and Security agreement, dated May 14, 2008, among Blonder Tongue Laboratories, Inc., Blonder Tongue Investment Company, National City Business Credit, Inc. and National City Bank	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on April 15, 2008.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.