Form 10-Q
period 2008-09-30
BLONDER TONGUE LABORATORIES INC
filed 2008-11-12
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008,

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

	Delaware	52-1611421
	(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

	One Jake Brown Road, Old Bridge, New Jersey	08857
	(Address of principal executive offices)	(Zip Code)

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

Yes ___ No X

Number of shares of common stock, par value $.001, outstanding as of November 12, 2008: 6,222,252

The Exhibit Index appears on page 19.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

	(unaudited)
	September 30,	December 31,
	2008	2007
Assets (Note 4)
Current assets:
Cash	$1,488	$270
Accounts receivable, net of allowance for doubtful
accounts of $304 and $349	3,699	2,926
Inventories (Note 3)	8,471	8,572
Prepaid and other current assets	1,198	939
Deferred income taxes	453	453
Total current assets	15,309	13,160
Inventories, net non-current (Note 3)	5,121	5,868
Property, plant and equipment, net of accumulated
depreciation and amortization	4,119	4,530
Patents, net	103	74
Other assets, net	390	414
Deferred income taxes	1,903	1,903
	$26,945	$25,949
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 4)	$213	$2,560
Accounts payable	2,232	1,779
Accrued compensation	435	524
Income taxes payable	49	49
Other accrued expenses	273	346
Total current liabilities	3,202	5,258

Long-term debt (Note 4)	3,787	14
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares;
no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,124	24,887
Retained earnings	2,789	3,747
Accumulated other comprehensive loss	(654)	(654)
Treasury stock, at cost, 2,242 shares,	(7,311)	(7,311)
Total stockholders’ equity	19,956	20,677
	$26,945	$25,949
See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$9,709	$9,211	$25,155	$24,720
Cost of goods sold	6,810	5,737	16,955	16,371
Gross profit	2,899	3,474	8,200	8,349
Operating expenses:
Selling	1,049	1,123	3,238	3,733
General and administrative	1,225	1,172	3,795	3,799
Research and development	480	454	1,452	1,354
	2,754	2,749	8,485	8,886
Income (loss) from operations	145	725	(285)	(537)
Other Expense: Interest expense (net)	(95)	(122)	(345)	(358)
Income (loss) from continuing operations
before income taxes	50	603	(630)	(895)
Provision (benefit) for income	-	-	-	-
taxes
Income (loss) from continuing operations	50	603	(630)	(895)
Discontinued operations:
Loss from discontinued operations (net of
tax)	(18)	(31)	(38)	(197)
Loss on disposal of Assets of	-	-	(290)	(59)
Discontinued Operations
Total discontinued operations	(18)	(31)	(328)	(256)
Net income (loss)	$32	$572	$(958)	$(1,151)
Basic and diluted income (loss) per share
from continuing operations	$0.01	$0.10	$(0.10)	$(0.14)
Basic and diluted loss per share from
discontinued operations	-	$(0.01)	-	$(0.03)
Basic and diluted loss per share on disposal.	-	-	$(0.05)	$(0.01)
	-	$(0.01)	$(0.05)	$(0.04)
Basic and diluted net income (loss) per
share	$0.01	$0.09	$(0.15)	$(0.18)
Basic and diluted weighted average shares
outstanding	6,222	6,222	6,222	6,222

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(958)	$(1,151)
Adjustments to reconcile net loss to cash provided by
operating activities:
Stock compensation expense	237	296
Loss on Hybrid’s property and equipment	290	-
Depreciation	298	351
Amortization	26	25
Allowance for doubtful accounts	(45)	71
Provision for inventory reserves	(3,407)	558
Changes in operating assets and liabilities:
Accounts receivable	(728)	201
Inventories	4,255	(486)
Prepaid and other current assets	(259)	(273)
Other assets	24	278
Income taxes	-	(11)
Accounts payable, accrued compensation and other accrued expenses	291	593
Net cash provided by operating activities	24	452
Cash Flows From Investing Activities:
Capital expenditures	(214)	(127)
Proceeds on sale of Hybrid property and equipment	37	-
Acquisition of patents	(55)	-
Net cash used in investing activities	(232)	(127)
Cash Flows From Financing Activities:
Borrowings of debt	23,940	24,815
Repayments of debt	(22,514)	(25,071)
Net cash provided by (used in) financing activities	1,426	(256)
Net increase in cash	1,218	69
Cash, beginning of period	270	84
Cash, end of period	$1,488	$153
Supplemental Cash Flow Information:
Cash paid for interest	$353	$372
Cash paid for income taxes	-	$11

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

     The results for the periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at September 30, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2007.

Note 2 – Significant Accounting Policies and New Accounting Pronouncements

Third three months of 2008 Compared with third three months of 2007

     Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per insured entity. Balances of cash at financial institutions may at times exceed the FDIC limit.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition.

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

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. The guidance in SFAS 162 replaces that prescribed in Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, and becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect FSP APB 14-1 to have a material impact on its consolidated financial statements.

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

     In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specially, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective immediately including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

     Other accounting standards that have been issued or proposed by the FASB, the EITF, the SEC and or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Note 3 – Inventories

                        Inventories net of reserves are summarized as follows:

	(unaudited)
	Sept 30,	Dec. 31,
	2008	2007
Raw Materials	$7,569	$9,169
Work in process	2,054	1,592
Finished Goods	7,706	10,823
	17,329	21,584
Less current inventory	(8,471)	(8,572)
	8,858	13,012
Less Reserve primarily for excess inventory	(3,737)	(7,144)
	$5,121	$5,868

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

     Approximately 43% of the non-current inventories are comprised of raw materials. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 4 – Debt

     On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank (“Sovereign Agreement”), pursuant to which the Company obtained an $8,000 credit facility from Sovereign (the “Sovereign Financing”). The Sovereign Financing consists of (i) a $4,000 asset based revolving credit facility (“Revolver”) and (ii) a $4,000 term loan facility (“Term Loan”), each of which has a three year term. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Sovereign Agreement. The obligations of the Company under the Sovereign Agreement are secured by substantially all of the assets of the Company.

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

     Proceeds from the Term Loan were used to refinance the Company’s credit facility with National City Business Credit, Inc. (“NCBC”) and National City Bank (the “Bank”), to pay transaction costs, to provide working capital and for other general corporate purposes. As of September 30, 2008, the Company has not drawn any funds under the Revolver.

Note 5 – Discontinued Operations (Subscribers and passings in whole numbers)

     The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for the disposal of certain subsidiaries during the three and nine month periods ended September 30, 2008 and 2007.

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

     The Company made the decision in 2008 to cease the operations of its wholly-owned subsidiary, Hybrid Networks, LLC (“Hybrid”), and liquidate its assets. The Company expects to wind down the operations of Hybrid during the fourth quarter of 2008.

     Hybrid’s business activities consisted of the operation of video, high-speed data and/or telephony systems (“Systems”) at four multi-dwelling unit communities under certain right-of-entry agreements (“ROE Agreements”). As part of the Company’s on-going implementation of its strategic plan, management has continued to evaluate the impact and long-term viability of non-core business activities, including the continued operation of the Systems. The decision of the Board of Directors to discontinue Hybrid’s operations was based upon such evaluation and the current cash flow and operating losses of Hybrid.

     Based on this decision, the Company recognized net loss on disposal of approximately $290 related to the Hybrid fixed assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property locations.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

     The Company reflected the disposal of Hybrid and the results of its operations for the three and nine months ended September 30, 2008 and 2007, as a discontinued operation. Components of the loss from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$23	$35	$81	$116
Cost of goods sold	33	21	71	103
Gross profit (loss)	(10)	14	10	13
General and administrative	(8)	45	48	210
Net loss	$(18)	$(31)	$(38)	$(197)

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

     As of September 30, 2008 the Chief Executive Officer was indebted to the Company in the amount of $143, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at September 30, 2008 and December 31, 2007.

     In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC. The Company has received $326 and $1,051 in revenues from this Agreement during the three and nine months ended September 30, 2008, respectively. A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

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

     In addition, in connection with the divestiture transaction, on December 15, 2006, the Company entered into a Purchase and Supply Agreement with DirecPath, LLC ("DPLLC"), a wholly-owned subsidiary of DirecPath, pursuant to which DPLLC will purchase $1,630,000 of products from the Company, subject to certain adjustments, over a period of three years. DPLLC purchased $404,000 of equipment from the Company in 2007 and $48,000 of equipment during the first nine months of 2008. It is also anticipated that the Company will provide DirecPath with certain systems engineering and technical services.

     The Company made the decision in 2008 to cease the operations of its wholly-owned subsidiary, Hybrid Networks, LLC (“Hybrid”), and liquidate its assets. The Company expects to wind down the operations of Hybrid during the fourth quarter of 2008.

     Hybrid’s business activities consist of the operation of video, high-speed data and/or telephony systems (“Systems”) at four multi-dwelling unit communities under certain right-of-entry agreements (“ROE Agreements”). As part of the Company’s on-going implementation of its strategic plan, management has continued to evaluate the impact and long-term viability of non-core business activities, including the continued operation of the Systems. The decision of the Board of Directors to discontinue Hybrid’s operations was based upon such evaluation and the current cash flow and operating losses of Hybrid. Hybrid had revenues of $148,000 and $177,000 and net losses of $249,000 and $368,000 in 2007 and 2006, respectively. The results of operations of Hybrid are reflected as discontinued operations in the consolidated statement of operations included in this Quarterly Report on Form 10-Q.

     Based on this decision, the Company recognized net loss on disposal of approximately $290,000 related to the Hybrid fixed assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property locations.

     One of the Company’s recent initiatives is to manufacture products in the People’s Republic of China (“PRC”) in order to reduce the Company’s manufacturing costs and allow a more aggressive marketing program in the private cable market. The Company’s manufacturing initiative in the PRC entails a combination of contract manufacturing agreements and purchasing agreements with key PRC manufacturers that can most fully meet the Company’s needs. In early 2007, the Company entered into a manufacturing agreement with a core contract manufacturer in the PRC that will govern its production of certain of the Company’s high volume and complex products upon the receipt of purchase orders from the Company. This ongoing transition is being implemented in phases over the next several years with the goal that it will ultimately relate to products representing a significant portion of the Company’s net sales. The first products were produced in the PRC during the fourth quarter of 2007.

     On February 27, 2006 (the “Effective Date”), the Company entered into a series of agreements related to its MegaPortä line of high-speed data communications products. As a result of these agreements, the Company expanded its distribution territory, favorably amended certain pricing and volume provisions and extended by 10 years the term of the distribution agreement for its MegaPortä product line. These agreements also require the Company to guaranty payment due by Shenzhen Junao Technology Company Ltd. (“Shenzhen”) to Octalica, Ltd. (“Octalica”), in connection with Shenzhen’s purchase of T.M.T.-Third Millennium Technology Limited (“TMT”) from Octalica. In exchange for this guaranty, MegaPort Technology, LLC (“MegaPort”), a wholly-owned subsidiary of the Company, obtained an assignable option (the “Option”) to acquire substantially all of the assets and assume certain liabilities of TMT on substantially the same terms as the acquisition of TMT by Shenzhen from Octalica. The purchase price for TMT and, therefore, the amount and payment terms guaranteed by the Company is the sum of $383,150 plus an earn-out. The earn-out will not exceed 4.5% of the net revenues derived from the sale of certain products during a period of 36 months commencing after the sale of certain specified quantities of TMT inventory following the Effective Date. The cash portion of the purchase price was payable (i) $22,100 on the 120th day following the Effective Date, (ii) $22,100 on the last day of the twenty-fourth month following the Effective Date, and (iii) $338,950 commencing upon the later of (A) the second anniversary of the Effective Date and (B) the date after which certain volume sales targets for each of the MegaPortäproducts have been met, and then only as and to the extent that revenues are derived from sales of such products. As of the date of the filing of this report, none of the volume sales targets for these MegaPort products have been met and, accordingly, no further purchase price payments have been made. In February 2007, MegaPort sent notice to TMT and Shenzhen of its election to exercise the Option to acquire substantially all of the assets of TMT. Shenzhen has not responded to MegaPort’s notice of exercise of the Option. In 2007, MegaPort engaged legal representation in Israel to explore its options in connection with enforcement of its contractual rights; however, MegaPort has determined not to take any specific action in this regard at the present time. If MegaPort ultimately consummates the acquisition, MegaPort, or its assignee, will pay Shenzhen, in the same manner and at the same times, cash payments equal to the purchase price payments due from Shenzhen to Octalica and will assume certain liabilities of TMT.

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

Results of Operations

Third three months of 2008 Compared with third three months of 2007

     Net Sales. Net sales increased $498,000, or 5.4%, to $9,709,000 in the third three months of 2008 from $9,211,000 in the third three months of 2007. The increase in sales is primarily attributed to an increase in sales of digital products and a contract manufactured product, offset by a decrease in sales of analog headend products. Digital product sales were $3,304,000 and $1,544,000, contract manufactured product sales were $326,000 and zero and analog headend product sales were $3,390,000 and $4,691,000 in the third three months of 2008 and 2007, respectively.

     Cost of Goods Sold. Cost of goods sold increased to $6,810,000 for the third three months of 2008 from $5,737,000 for the third three months of 2007 and increased as a percentage of sales to 70.1% from 62.3% . The increase in percentage of sales was primarily attributed to an increase in the provision for inventory reserves of $472,000 in the third three months of 2008 compared to zero in the third three months of 2007, and by a less favorable product mix.

     Selling Expenses. Selling expenses decreased to $1,049,000 for the third three months of 2008 from $1,123,000 in the third three months of 2007 and decreased as a percentage of sales to 10.8% for the third three months of 2008 from 12.2% for the third three months of 2007. The $74,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $36,000 due to a decrease in headcount, a decrease in direct materials of $26,000 and a decrease in travel and entertainment of $19,000.

     General and Administrative Expenses. General and administrative expenses increased to $1,225,000 for the third three months of 2008 from $1,172,000 for the third three months of 2007 but decreased as a percentage of sales to 12.6% for the third three months of 2008 from 12.7% for the third three months of 2007. The $53,000 increase was primarily the result of an increase in travel and entertainment of $34,000 and an increase in credit and collection fees of $27,000, offset by a decrease in professional fees of $54,000.

     Research and Development Expenses. Research and development expenses increased to $480,000 in the third three months of 2008 from $454,000 in the third three months of 2007, but remained at 4.9% as a percentage of sales for both periods. This $26,000 increase is primarily the result of an increase in salaries and fringe benefits of $46,000 due to an increase in headcount offset by a decrease in consulting fees of $23,000.

     Operating Incomes. Operating income of $65,000 for the third three months of 2008 represents a decrease from an operating income of $725,000 for the third three months of 2007. Operating income as a percentage of sales decreased to 0.7 % in the third three months of 2008 from 7.9% in the third three months of 2007.

     Other Expense. Interest expense decreased to $95,000 in the third three months of 2008 from $122,000 in the third three months of 2007. The decrease is the result of lower average borrowing and lower interest rates.

     Income Taxes. The current provision for income taxes for the third three months of 2008 and 2007 was zero. A valuation allowance has been recorded on the 2008 and 2007 deferred tax assets. As a result of the Company’s historical losses, there is no change in the remaining deferred tax asset in 2008 or 2007.

First nine months of 2008 Compared with first nine months of 2007

     Net Sales. Net sales increased $435,000, or 1.8%, to $25,155,000 in the first nine months of 2008 from $24,720,000 in the first nine months of 2007. The increase in sales is primarily attributed to an increase in digital products and a contract manufactured product, offset by a decrease in analog headend and distribution products. Digital product sales were $7,236,000 and $4,010,000, contract manufactured product sales were $1,051,000 and zero, analog headend product sales were $9,720,000 and $12,485,000, and distribution product sales were $4,396,000 and $5,115,000 in the first nine months of 2008 and 2007, respectively.

     Cost of Goods Sold. Cost of goods sold increased to $16,955,000 for the first nine months of 2008, from $16,371,000 for the first nine months of 2007 and increased as a percentage of sales to 67.4% from 66.2% . The increase was primarily attributed to a less favorable product mix.

     Selling Expenses. Selling expenses decreased to $3,238,000 for the first nine months of 2008 from $3,733,000 in the first nine months of 2007 and decreased as a percentage of sales to 12.9% for the first nine months of 2008 from 15.1% for the first nine months of 2007. The $495,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $422,000 due to a decrease in headcount and a decrease in travel and entertainment of $107,000, offset by an increase in royalty fees of $79,000.

     General and Administrative Expenses. General and administrative expenses decreased to $3,795,000 for the first nine months of 2008 from $3,799,000 for the first nine months of 2007 and decreased as a percentage of sales to 15.1% for the first nine months of 2008 from 15.4% for the first nine months of 2007. The $4,000 decrease was primarily the result of a decrease in bad debt expense of $155,000 due to improved accounts receivable collections and a decrease in salary and fringe benefits of $31,000 due to a decrease in headcount, offset by an increase in miscellaneous taxes of $55,000.

     Research and Development Expenses. Research and development expenses increased to $1,452,000 in the first nine months of 2008 from $1,354,000 in the first nine months of 2007 and increased as a percentage of sales to 5.8 % for the first nine months of 2008 from 5.5% for the first nine months of 2007. This $98,000 increase is primarily the result of an increase in salaries and fringe benefits of $141,000 due to an increase in headcount offset by a decrease in consulting fees of $66,000.

     Operating Loss. Operating loss of $365,000 for the first nine months of 2008 represents a decrease from an operating loss of $537,000 for the first nine months of 2007. Operating loss as a percentage of sales decreased to (1.5) % in the first nine months of 2008 from (2.2) % in the first nine months of 2007.

     Other Expense. Interest expense decreased to $345,000 in the first nine months of 2008 from $358,000 in the first nine months of 2007. The decrease is the result of lower average borrowing and lower average interest rates.

     Income Taxes. The current provision for income taxes for the first nine months of 2008 and 2007 was zero. A valuation allowance has been recorded on the 2008 and 2007 deferred tax assets. As a result of the Company’s historical losses, there is no change in the remaining deferred tax asset in 2008 or 2007.

Liquidity and Capital Resources

     As of September 30, 2008 and December 31, 2007, the Company’s working capital was $12,107,000 and $7,902,000, respectively. The increase in working capital is attributable primarily to the refinancing of current debt to long term.

     The Company’s net cash provided by operating activities for the nine-month period ended September 30, 2008 was $24,000 compared to $452,000 for the nine-month period ended September 30, 2007.

     Cash used in investing activities for the nine-month period ended September 30, 2008 was $232,000, which was primarily attributable to capital expenditures for new equipment.

     Cash provided by financing activities was $1,426,000 for the first nine months of 2008, which was comprised of $23,940,000 of net borrowings offset by $22,514,000 of repayment of debt.

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

     Proceeds from the Term Loan were used to refinance the Company’s credit facility with National City Business Credit, Inc. (“NCBC”) and National City Bank (the “Bank”), to pay transaction costs, to provide working capital and for other general corporate purposes. As of September 30, 2008, the Company has not drawn any funds under the Revolver.

     The Company’s credit facility with NCBC and the Bank was entered into on December 29, 2005 and had a three year term. The former credit facility, as amended, was for an aggregate amount of $11,000,000, comprised of (i) a $7,500,000 asset based revolving credit facility under which funds could be borrowed at a rate per annum equal to the “Alternate Base Rate,” being the higher of (x) the prime lending rate announced from time to time by the Bank plus 1.50% or (y) the Federal Funds Effective Rate (as defined in the credit facility agreement), plus 1.50%, and (ii) a $3,500,000 term loan facility that bore interest at a rate per annum equal to the Alternate Base Rate plus 1.50% and which required equal monthly principal payments of $19,000 each, plus interest, with the remaining balance due at maturity. In connection with the former term loan, the Company entered into an interest rate swap agreement with the Bank which exchanged the variable interest rate of the term loan for a fixed interest rate of 5.13% per annum effective January 10, 2006 through the maturity of the term loan. This swap agreement was also terminated along with the former credit facility.

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

     At September 30, 2008, there was zero and $3,983,000 outstanding under the Sovereign revolver and the term loan, respectively.

     The Company anticipates that the cash generated from operations, existing cash balances and amounts available under its credit facility with Sovereign, will be sufficient to satisfy its foreseeable working capital needs.

New Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles

(“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. The guidance in SFAS 162 replaces that prescribed in Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles , and becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles . The adoption of SFAS 162 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants . Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect FSP APB 14-1 to have a material impact on its consolidated financial statements.

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

     In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specially, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective immediately including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2008.

     During the quarter ended September 30, 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

The exhibits are listed in the Exhibit Index appearing at page 19 herein.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                   BLONDER TONGUE LABORATORIES, INC.

Date: November 12, 2008	By: /s/ James A. Luksch James A. Luksch Chief Executive Officer By: /s/ Eric Skolnik Eric Skolnik Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder	Incorporated by reference from Exhibit 3.1
	Tongue Laboratories, Inc.	to S-1 Registration Statement No. 33-
98070 originally filed October 12, 1995, as
amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories,	Incorporated by reference from Exhibit 3.2
	Inc., as amended	to Annual Report on Form 10-K/A
originally filed May 9, 2008.

10.1	Revolving Credit, Term Loan and Security	Incorporated by reference from Exhibit
	Agreement, dated August 6, 2008, between	99.1 to the Current Report on Form 8-K
	Sovereign Business Capital and Blonder Tongue	originally filed with the Securities and
	Laboratories, Inc.	Exchange Commission on August 8, 2008.

31.1	Certification of James A. Luksch pursuant to	Filed herewith.
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric Skolnik pursuant to Section	Filed herewith.
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes-	Filed herewith.
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

         4.      The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

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

                  b)      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                 c)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                 d)      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

         5.      The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

                a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

                b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2008
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

     4.      The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

          a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d)      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

     5.      The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

          a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

          b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2008
/s/ Eric Skolnik
Eric Skolnik Senior Vice President and Chief Financial Officer Principal Financial Officer)

Exhibit 32.1

CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     To the knowledge of each of the undersigned, this Report on Form 10-Q for the quarter ended September 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Blonder Tongue Laboratories, Inc. for the applicable reporting period.

Date: November 12, 2008	By:	/s/ James A. Luksch
James A. Luksch, Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik, Senior Vice President
and Chief Financial Officer