Form 10-K
period 2008-12-31
BLONDER TONGUE LABORATORIES INC
filed 2009-03-30
CIK 1000683

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE TRANSITION PERIOD FROM to
Commission file number: 1-14120
BLONDER TONGUE LABORATORIES, INC.U
(Exact name of registrant as specified in its charter)
Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 679-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each classU	Name of Exchange on which registeredU
Common Stock, Par Value $.001	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes No U X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes U U No U X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes U X U No U U

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

       Large accelerated filer U                                             Accelerated filer U

      Non-accelerated filer U U                                            Smaller reporting company U X U
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes U U   No U X U

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008: $4,883,464

Number of shares of common stock, par value $.001, outstanding as of March 20, 2009: 6,190,554

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2009 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant’s last fiscal year) are incorporated by reference into Part III of this report.

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

PART I

ITEM 1.           BUSINESS

Introduction

Overview

     Blonder Tongue is a technology-development and manufacturing company that delivers encoding, digital transport, and broadband product solutions to the cable markets the Company serves, including the multi-dwelling unit market, the lodging/hospitality market and the institutional market, including hospitals, prisons and schools. From the cable television pioneers that founded the Company in 1950, to the highly experienced research and development team that creates new products today, the Company’s success stems from working with its customers to provide quality products and support. From high-end high definition (“HD”) encoding products to transcoding, from account management to remote device management, and from professional services to customer service, for nearly 60 years Blonder Tongue has been providing real-world solutions based on advanced technology designs that have enabled the Company to maintain its position as a market leader in the private cable industry. Since its founding, Blonder Tongue has been primarily focused on the development of technology for niche cable television applications. With the development of high quality encoding products and the expansion of its internet protocol television (“IPTV”) product line, the Company is positioned to grow in its existing business and continue expanding into new markets.

     The cable market has reacted quickly to consumer demands for additional services by integrating multiple technologies into its existing networks to provide consumers high-speed data and telephony in addition to video offerings. Today, video offerings have expanded from traditional cable television service to internet protocol (“IP”) based video delivery, video on demand, scheduled playback and video storage. Telephone companies have also entered and have increased their market share in this competitive arena by installing new fiber to the home (“FTTH”) distribution networks, enabling them to provide traditional cable television, expanded video services and high-speed data services, in addition to telephony offerings. As a result of these market forces, the lodging and institutional markets are now upgrading their networks to carry HD channels in order to meet consumers’ expectations. This is a significant area of opportunity for the Company to market and sell its expanded digital product line. In 2008, the Company took advantage of the Federal Communications Commission’s (“FCC”) mandated digital transition and heavily marketed its digital products to its customer base. In addition to trade shows, the Company took its marketing show on the road and offered “Back to School” classes on making the transition to digital. The results were favorable as reflected by increased sales of digital products.

     Most of the changes in the market segments that the Company serves have recently been centered on the transition to digital technologies. The Company anticipates two significant opportunities in the digital space, encoding and IPTV. Encoding enables operators to provide standard definition (“SD”) or HD content delivery so that those services can be transported over a broadband network. IPTV enables operators to stream video over private data networks with greater dependability and content security. While already experiencing full scale commercialization in international markets, the United States market is now embracing IPTV technology. In 2007 the Company began marketing and selling IPTV products and in 2008 the Company shipped its first high quality HD encoder. The worldwide market projections reveal an estimated 40 million subscribers subscribing to IPTV services by 2010. The Company negotiated license agreements in 2008 that provided entry into the encoding market, and it continues to develop new versions of encoding products to meet the needs of customers in the markets that it serves.

Recent Developments

     During 2008 the Company continued to advance the implementation of its strategic plan in an effort to maximize shareholder value. The Company’s strategic plan consists of the following:

  strengthening its core business,
  continuing the heritage of technology development,
  expanding into new markets,
  enhancing its leadership structure, and
  increasing gross margins.

     In April 2008, the Company made the decision to cease operations of its wholly-owned subsidiary, Hybrid Networks, LLC (“Hybrid”), and to liquidate its assets. Hybrid operated video, high-speed data and/or telephony systems at four multi-unit dwelling communities. The discontinuation of Hybrid’s operations is the final step in the Company’s exit from active operation and management of private cable, data and telephony systems, which the Company considers a non-core business activity. Based on this decision, in 2008 the Company recognized a net loss on disposal of approximately $290,000 related to the Hybrid fixed assets. While the Company has wound down almost all of the operations of Hybrid, it continues to perform certain basic administrative services which provide an immaterial amount of positive cash flow and are not expected to have a negative effect on net income.

     During 2008, the Company entered into various agreements for technologies in concert with the new digital encoder line of products. The first, an Implementation and System License Agreement with Dolby Laboratories Licensing Corporation for Dolby Digital Plus Professional Encoder, 5.1 and 2 channel licensed technology, grants the Company the right to manufacture, label and sell professional digital encoder products and consumer digital decoder products and to use the Dolby trademarks. This technology was developed specifically for the introduction of HD DVD and Blu-ray Disc and has a number of improvements aimed at increasing quality at a given bit rate compared with legacy Dolby Digital (AC-3). Most notably, it offers increased bit rates (up to 6.144 Mbit/s), support for more audio channels (up to 13), improved coding techniques to reduce compression artifacts, and backward compatibility with existing AC-3 hardware.

     The Company entered into a License Agreement with Digital Content Protection, LLC in July 2008 to become a full-adopter of HDCP (High-bandwidth Digital Content Protection) license technology, which agreement allows the Company to manufacture HDCP components and products, as well as purchase the HDCP device key sets necessary for manufacturing such products. HDCP, a specification developed by Intel Corporation and licensed to Digital Content Protection, LLC, prevents copying of digital audio and video content as it travels across, among other connections, High-Definition Multimedia Interface (HDMI), even if such copying would be permitted by fair use laws. The specification is proprietary, and requires a license from Digital Content Protection for implementation.

     In May 2008, the Company entered into a License Agreement with Digital Transmission Licensing Administrator, LLC (“DTLA”) to become a full-adopter of DTCP (Digital Transmission Content Protection) license technology which aims at encrypting interconnections between devices, such as personal computers or portable media players. In theory this allows the content to be distributed through these other devices, if they also implement the DTCP standards. DTCP was created by Hitachi, Intel, Matsushita, Sony, and Toshiba, and is licensed to content providers, electronics manufacturers, and broadcast service providers through DTLA. DTCP specification is proprietary and is only disseminated to members who have entered into agreements with DTLA.

     The Pro:Idiom digital technology platform was developed by LG Electronics, a major supplier of flat-panel displays, to provide the hospitality market with a robust, secure Digital Rights Management (DRM) system. DRM ensures rapid, broad deployment of HD television (“HDTV”) and other high-value digital content to licensed users in the hotel industry. Lodging industry leaders such as LodgeNet Entertainment Corporation, Philips Electronics, Sharp, Panasonic and others have licensed the Pro:Idiom DRM system. A growing number of content providers have demonstrated their acceptance of Pro:Idiom by licensing their HD content for delivery to the Pro:Idiom users. The Company has entered into a non-exclusive license agreement with Zenith Electronics, LLC as a Pro:Idiom Content Protection System Manufacturer.

     In May 2008, the Company obtained ownership from the Motion Picture Experts Group of an MPEG-2 4:2:2 Profile High Level Video Encoder IP core. This is a unique compression engine capable of creating HD MPEG-2 IP real-time encoding of a single channel of 1080i/720P/480i video. The use of this real-time encoding technique enables the Company to provide broadcast MPEG-2 HD and SD encoding. MPEG-2 is widely used as the format of digital television signals that are broadcast by terrestrial (over-the-air), cable, and direct broadcast satellite TV systems. It also specifies the format of movies and other programs that are distributed on DVD and similar discs.

     In 2007 the Company began a manufacturing initiative to reduce manufacturing costs in order to obtain a competitive advantage in the markets served and facilitate aggressive marketing programs. This initiative began with the transfer of manufacturing of certain products to People’s Republic of China (“PRC”), and also seeks to decrease material and labor costs in the products manufactured in New Jersey. In 2008, the Company’s PRC initiative continued with the transfer of manufacturing for certain high volume, labor intensive products to the PRC, including many of the Company’s analog products. The Company anticipates that proprietary products and those requiring less labor will continue to be manufactured at the New Jersey facility, including most of the Company’s digital products. The Company’s manufacturing initiative entails a combination of contract manufacturing agreements and purchase agreements with key PRC manufacturers that can most fully meet the Company’s needs. The Company has a manufacturing agreement with a key contract manufacturer in the PRC that governs the terms of its manufacture of certain of the Company products upon a purchase order being submitted by the Company. The Company expects this ongoing transition will continue to be implemented in phases over the next several years with the goal that it will ultimately relate to products representing a significant (but less than a majority) of the Company’s net sales.

     In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC. The three-year agreement is anticipated to provide up to $4,000,000 in revenue to the Company. The Company received $1,369,000 and $81,000 in revenue from Buffalo City in 2008 and 2007, respectively. A director of the Company is also the managing member and vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

     The Company was incorporated under the laws of the State of Delaware in November 1988 and completed its initial public offering in December 1995.

Strategy

     It is a constant challenge for the Company to stay at the forefront of the technological requirements of the markets that the Company serves, including the MDU, lodging and institutional markets. Changes and developments in the manner in which information (whether video, voice or data) is transmitted as well as the use of alternative compression technologies, all require the Company to continue to develop innovative new products. The Company has added and intends to continue to add the resources needed to create innovative products to respond to the demand for digital signal generation and transmission. In order to provide products and services that allow integrators and operators to deploy new services (both analog and digital) the Company continues to add new products to its encoding, digital cable and broadband product lines. These key product lines are more thoroughly discussed under “Business – Products” beginning on page 7 below. This evolution of the Company’s product lines will focus on the increased needs created in the digital space by IPTV, digital video and HDTV signals and the transport of these signals over state of the art broadband networks. The Company developed and sold its first video on demand (“VOD”) system in 2008. In 2007 the Company trademarked the ClassRoomEdge™ (CRE) name and began developing an affordable easy to operate VOD system for the education market. The product line provides two-way transport of stored video content over either fiber or coax based radio frequency (“RF”) broadband networks or local area network data systems. In 2008 the Company began marketing this product line and seeks to take advantage of its brand recognition.

     In response to the market pressure to compete with Far East manufactured products and to expand its market coverage outside North America, in 2007 the Company entered into an arrangement with a major contract manufacturer in the PRC to manufacture certain of its high volume, labor intensive products. The initiative continued in 2008 and is expected to be implemented in phases over the next few years.

The Company’s principal end-use customers are:

  Cable System Operators (both franchise and private, as well as cable contractors) that design, package, install and in most instances operate, upgrade and maintain the systems they build,
  Lodging/Hospitality video and high speed data system operators that specialize in the Lodging/Hospitality Markets, and
  Institutional System Operators that operate, upgrade and maintain the systems that are in their facilities, or contractors that install, upgrade and maintain these systems in a variety of applications including schools, universities, hospitals, prisons, corporations and enterprises.

     A key component of the Company’s growth strategy is to leverage its reputation across a broad product line, offering one-stop shop convenience to the cable, broadcast, and professional markets and delivering products having a high performance-to-cost ratio. The Company has historically enjoyed, and continues to enjoy, a leading market position in the private cable industry, as well as an increasing presence in the franchise cable market and with alternate providers of interactive communications and entertainment services. The Company provides integrated network solutions for operators in the multi-dwelling unit market, the lodging/hospitality market and the institutional market.

     The Company’s product lines (headend and distribution) continue to evolve to maintain the ability to provide all of the electronic equipment necessary to build small cable systems and much of the equipment needed in larger systems for the most efficient operation and highest profitability in high density applications.

Markets Overview

     The broadband signal distribution industry (involving the high-speed transmission of television, telephony and internet signals) has been dominated by franchise cable television and multiple system cable operators (“MSOs”). The penetration of wireless, direct-broadcast satellite (“DBS”), such as DIRECTV™ and DISH Network™, in the TV market continues to grow with a combined subscriber count in excess of 29 million. The regional telephone companies (i.e. Verizon and AT&T) also compete with the MSO’s for high-speed data services and are expanding their fiber optic networks, on a national level, currently delivering video, high-speed data and telephony services direct to the home or to the curb. The MSO’s have been deploying MPEG IP transport to the edge of their networks via fiber optic networks and converting those IP streams to RF channels so they can continue to provide conventional video services over existing two-way coax networks. Their eventual plans are to expand the reach of fiber optic networks to take fiber closer to the customer and eventually to the user.

     The long term result of these activities will be increased competition for the provision of services and a trend toward delivery of these services through fiber using IP technology. This major market transition has resulted in increased consumer expectations, placing the lodging and institutional markets under pressure to install new infrastructure and upgrade existing networks. It is not known how long this transition will take but to remain competitive, the Company must continue to increase its product offerings for fiber transmission, digital television, IP encoding and decoding and digital applications.

Cable TelevisionU

     Most cable television operators, both large and small, have built fiber optic networks with various combinations of fiber optic and coaxial cable to deliver television signal programming, data and phone services on one drop cable. Cable television deployment of fiber optic trunk has been completed in nearly all existing systems. The system architecture employed to provide analog video, digital video, HDTV, high-speed data, VOD and telephone service is a hybrid fiber coaxial (“HFC”) network. In an HFC network, fiber optic trunk lines connect to nodes which typically feed 50 to 250 subscribers, using coaxial cable. With the proposed adoption of new standards by CableLabs®, the cable industry is looking towards their version of FTTH. RF over Glass (“RFoG”) is in the process of being developed through the industry and should prove to be a very competitive platform delivery medium.

     The Company believes that most major metropolitan areas will eventually have complex networks of two or more independent operators interconnecting homes and multi-dwelling complexes. All of these networks are potential users of Blonder Tongue’s Encoding, Digital Video and Broadband product offerings.

LodgingU

     Competition among cable operators serving the lodging market to provide more channels, VOD and enhanced interactivity, has resulted in increased demand for analog, digital and high definition television system electronics. These systems have been and continue to be well received in the market, as property owners have sought additional revenue streams and guests have demanded increased in-room technology services. The leading system integrators in this market rely upon outside suppliers for their system electronics and most are Blonder Tongue customers. These companies and others offer lodging establishments systems that provide VOD movies with a large selection of titles. The typical lodging system headend will include as many as 60 to 80 modulators (both digital and analog), and will be capable of providing guests with more free channels, VOD for a broad selection of movie titles, and interactive services.

     Most of the systems with VOD service were initially in large hotels, where the economics of high channel capacity systems are more easily justified. The conversion of hotel pay-per-view systems into video-on-demand is increasing. Smaller hotels and motels are being provided with video-on-demand as enhanced technology results in reduced headend costs, keeping the market growth reasonably steady. A current trend in lodging is to furnish “plug-and-play” high-speed data service to customers and Blonder Tongue’s MegaPort™ and cable modem termination systems (“CMTS”) Data Over Cable Service Interface Specification (DOCSIS) compliant high-speed data products provide a solution for hotel/motel high-speed data deployment.

InstitutionalU

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

InternationalU

     Cable television service for much of the world is expanding as technological advancement reduces the cost to consumers. In addition, economic development in Latin America, Asia and Eastern Europe has allowed construction of integrated delivery systems that utilize a variety of electronics and broadband hardware. The pace of growth is difficult to predict, but as more alternatives become available and television service becomes increasingly affordable, it is anticipated that more digital and IPTV equipment will be placed in the field. The Company utilizes several distributors in Florida and authorized distributors and sales agents in Sweden, Australia, India and the Middle East, although during the last several years international sales have not materially contributed to the Company’s revenue base. The Company’s initiative to manufacture products in the PRC will expand the Company’s capability to manufacture core products at a more competitive cost and also could lead to the development of new markets for product sales in the Far East. In connection with any expansion, however, there are inherent risks of international operations in general, and operating in the PRC in particular. These risks are described in more detail under “Risk Factors” below.

Additional ConsiderationsU

     The technological revolution with respect to video, data and voice services continues at a rapid pace. Cable TV’s QAM video is competing with DIRECTV™ and EchoStar’s DBS service and cable modems compete with digital subscriber lines and FTTH offered by the regional telephone companies. The phone companies are building national fiber networks and are now delivering video, data and voice services directly to the home over fiber optic cable, and voice over IP (“VOIP”) is being offered by cable companies and others in competition with traditional phone companies. The convergence of data and video communications continues, wherein computer and television systems merge. While it is not possible to predict with certainty which technology will be dominant at any particular point in time, the Company believes that delivery of services using IP technology will eventually dominate the delivery systems of the future and the tremendous bandwidth available through the use of fiber optic cable will eventually be the dominant carrier of video, voice and data communications signals.

     Since the installed base of United States television sets are for the most part analog (not digital), direct satellite television, digitally compressed programming and IP delivery requires headend products or set-top decoding receivers or converters to convert the transmitted signals back to analog. The replacement of all television sets with digital sets will be costly and take many years to complete. The majority of service providers deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ decoding receivers at each television set. Some operators are simulcasting both analog and digital services and charging customers additionally for the use of high definition digital set top boxes.

Products

     Blonder Tongue’s products can be separated according to function and technology. Three key categories account for the majority of the Company’s revenue (Analog Video Headend, Digital Video Headend, and Distribution):

•           Analog Video Headend Products used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Among the products offered by the Company in this category are satellite receivers, integrated receiver/decoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers and processors. The headend is the “brain” of an analog television signal distribution system. It is the central location where multiple channels are initially received, converted and allocated to specific channels for analog distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, a receiver will also be required to decode the signal. The Company estimates that Analog Video Headend Products accounted for approximately 39% and 49% of the Company’s revenues in 2008 and 2007, respectively.

•              Digital Video Headend Products used by a system operator for acquisition, processing and manipulation of digital video signals. Blonder Tongue is expanding its Digital Product offerings to meet the changing needs of its customers. The latest additions include an encoder collection which includes a line of HD and SD MPEG-2 encoders and multiplexers. Among the other digital products provided by Blonder Tongue are: the QTM line of transcoders, digital Quadrature Amplitude Modulation (QAM) up-converters for data-over-cable applications, and digital HD television processors for delivery of HDTV programming and QAM Modulators.

Encoders accept and auto-detect various inputs sources (analog and/or digital) and output digitally encoded HD or SD video in various output formats such as an unmodulated digital Asynchronous Serial Interface (ASI) signal or a modulated QAM signal. The QAM outputs may be used for digital video distribution over typical private coaxial networks in a variety of institutional environments (i.e. sports arenas, broadcast and cable television studios, airports, hospitals, university campuses, etc.). ASI is a streaming data format which carries the MPEG-2 Transport Stream. Also included in the encoder collection is a digital QAM multiplexer which takes up to four inputs (ASI or 8VSB/QAM) and delivers a single multiplexed QAM output thereby optimizing the HD channel line up by preserving bandwidth.

The QTM line is used for economically deploying or adding a satellite based digital programming tier of digital or HDTV digital programming. The unit transcodes a satellite signal’s modulation from Quadrature Phase Shift Key (“QPSK”) to QAM or from 8PSK (HDTV Format) to QAM. Since QPSK and 8PSK are optimum for satellite transmission and QAM is optimum for fiber/coaxial distribution, precious system bandwidth is saved while the signal retains its digital information. Building upon the innovative design work that brought about the QTM transcoders, QAM up-converters and HDTV processors, the Company launched the AQD Series of Agile QAM Demodulators. The AQD Series allows for the reception and demodulation of QAM digital, off-air standard digital or off-air HDTV signals. This enables system operators in all of the Company’s primary markets to benefit from digital transmission, while preserving their analog distribution networks and viewing sites long after the FCC mandatory transition in 2009. Digital Video Headend Product use continues to expand in all of the Company’s primary markets, bringing more advanced technology to consumers and operators, and it is expected that this area will continue to grow to become a major element of the Company’s business. The Company estimates that Digital Video Headend Products accounted for approximately 31% and 18% of the Company’s revenues in 2008 and 2007, respectively.

•                    Distribution Products used to permit signals to travel from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a distribution network of fiber optic or coaxial cable. Among the products offered by the Company in this category are line extenders, broadband amplifiers, directional taps, splitters and wall taps. In cable television systems, the distribution products are either mounted on exterior telephone poles or encased in pedestals, vaults or other security devices. In private cable systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coaxial cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company estimates that distribution products accounted for approximately 16% and 20% of the Company’s revenues in 2008 and 2007, respectively.

     Other Products. There are a variety of other products that the Company sells to a lesser degree either to fill a customer need or where sales have reduced due to changes in Company direction, technology, or market influences. These include:

 Fiber Products used to transmit the output of a cable system headend to multiple locations using fiber optic cable. Among the products offered are optical transmitters, receivers, couplers and splitters. These products convert RF frequencies to light (or infrared) frequencies and launch them on optical fiber. At each receiver site, an optical receiver is used to convert the signals back to normal VHF frequencies for distribution to subscribers. Sales of products in this category have not historically contributed significantly to the Company’s revenues.

 Reception Products used to receive television frequency modulated and satellite transmission from off-the-air prior to headend processing. Sales of products in this category have not historically contributed significantly to the Company’s revenues, however with the FCC mandate for broadcasters to change from analog to digital, the Company experienced a substantial increase in the sales of these products during 2008. Nevertheless, the Company does not expect sales of these products to contribute significantly to the Company’s revenues in 2009.

Addressable Products used to control access to programming at the subscriber’s location. The products offered in this category are Interdiction and Addressable Multi-Tap (AMT) products. Interdiction products limit the availability of programs to subscribers through jamming of particular channels. In 2006, the Company introduced a consumer version of this product, the TV Channel Blocker Parental Control, which provides local (at the consumer level) control of the full analog block of channels. AMT products remotely control all access to programming for a particular subscriber. Sales of these products presently do not contribute significantly to the Company’s revenues.

High-Speed Data Products used to provide internet access and transfer data over a hybrid fiber/coaxial cable system. Products in this category include standard DOCSIS cable modems, DOCSIS/Euro DOCSIS cable modem termination systems (“CMTS”), and the MegaPort™ solution for providing broadband internet access to hospitality and multi-dwelling unit environments. In 2007, the Company entered into a non-exclusive distribution agreement with Motorola, Inc. for the sales and distribution of Motorola's Connected Home Solutions voice and data products to the private cable, lodging and institutional markets in the United States. Products feature the Motorola SurfBoard® 5101 cable modem and the BSR2000 (Broadband Services Router), a compact CMTS featuring DOCSIS® 2.0 qualification. Sales of products in this category have not contributed significantly to the Company’s revenues.

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

Microwave Products used to transmit voice, analog video, digital video and data signals to multiple locations using point-to-point communication links in the 18 GHz range of frequencies. The company offers a full line of products required to construct and maintain these point-to-point, 18 GHz communication links. While microwave products will continue to be sold to maintain existing systems, the Company does not anticipate that these products will contribute significantly to its revenue.

Test Products used for measuring signals in the Headend and Distribution system. Among the products offered by the Company in this category are Analog and Digital QPSK Analyzers, Palm Held Analog and Digital Analyzers and Signal Level Meters. While the Company expects to continue selling test products to meet the needs of its customers, the Company does not anticipate that these products will contribute significantly to the Company’s revenues.

The Company will modify its products to meet specific customer requirements. Typically, these modifications are minor and do not materially alter the functionality of the products. Thus, the inability of a customer to accept such products does not generally result in the Company being otherwise unable to sell such products to other customers.

Research and Product Development

     The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products in order to accommodate customer demand for greater capability, (iii) license new technology, and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects with the expectation or promise of substantial future orders from such customers or customer prospects. Projects may also be a result of new technologies that become available, or new market application of existing technology. In the new product development process, the vast experience of the Company’s Engineering Group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace. Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products as changes in the market demand. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties. The Company will also license technology if it can obtain technology quicker, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party. There were 17 employees in the research and development department of the Company at December 31, 2008. The Company spent $1,989,000 and $1,797,000 on research and development expenses for the years ended December 31, 2008 and 2007, respectively.

Marketing and Sales

     Blonder Tongue markets and sells its products worldwide primarily to the following markets: the multi-dwelling unit market, the lodging market and the institutional market. Sales are made directly to customers by the Company’s internal sales force, as well as through Premier Authorized Stocking Distributors (which accounted for approximately 58% of the Company’s revenues for fiscal 2008). These distributors serve multiple markets. Direct sales to cable operators and system integrators accounted for approximately 13% of the Company’s revenues for fiscal 2008.

     The Company’s sales and marketing function is predominantly performed by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities. The Company’s internal sales force consists of 23 employees, which currently includes 9 salespersons in Old Bridge, New Jersey, one salesperson in each of North Myrtle Beach, SC, Franklin, WI, Laguna Niguel, CA and Round Rock, TX and 10 sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

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

Customers

     Blonder Tongue has a broad customer base, which in 2008 consisted of approximately 312 active accounts. Approximately 59% and 58% of the Company’s revenues in fiscal years 2008 and 2007, respectively, were derived from sales of products to the Company’s five largest customers. In 2008 and 2007, sales to Toner Cable Equipment, Inc. accounted for approximately 25% and 23%, respectively of the Company’s revenues. In addition, Advanced Media Technologies accounted for approximately 11% of the Company’s revenues in 2008. There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. However, the Company anticipates that these customers will continue to account for a significant portion of the Company’s revenues in future periods, although none of them is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period.

     During 2007, the Company implemented a Premier Distributor Program. Under this program, a group of larger distributors who stock a significant amount of the Company’s products in their inventory were given access to a special purchase incentive program allowing them to achieve volume price concessions measured on a year to year basis. Many of the Company’s smaller business customers with whom the Company had formerly dealt with on a direct basis now purchase the Company’s products directly from these Premier Distributors.

     In the Company’s direct sales to system integrators, the complement of leading customers tends to vary over time as the most efficient and better financed integrators grow more rapidly than others. The Company believes that many integrators will grow rapidly, and as such the Company’s success will depend in part on the viability of those customers and on the Company’s ability to maintain its position in the overall marketplace by shifting its emphasis to those customers with the greatest growth and growth prospects. Any substantial decrease or delay in sales to one or more of the Company’s leading customers, the financial failure of any of these entities, or the Company’s inability to develop and maintain solid relationships with the integrators which may replace the present leading customers, would have a material adverse effect on the Company’s results of operations and financial condition.

     The Company’s revenues are derived primarily from customers in the continental United States, however, the Company also derives revenues from customers outside the continental United States, primarily in Canada and to a more limited extent, in underdeveloped countries. Television service is less developed in many international markets, particularly Latin America, Eastern Europe and Asia, creating opportunity for those participants who offer quality products at a competitive price. Sales to customers outside of the United States represented approximately 1% and 2% of the Company’s revenues in fiscal years 2008 and 2007, respectively. All of the Company’s transactions with customers located outside of the continental United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions. In connection with the Company’s initiatives in the PRC, the Company may have foreign currency transactions and may be subject to various currency exchange control programs related to its PRC operations. See “Risk Factors” below for more detail on the risk of foreign operations.

Manufacturing and Suppliers

     Blonder Tongue’s manufacturing operations are presently located at the Company’s headquarters in Old Bridge, New Jersey. The Company’s manufacturing operations are vertically integrated and consist principally of the programming, assembly, and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chasses and cabinets for such assemblies. Management continues to implement improvements to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor to accommodate increasingly fine pitch surface mount electronic components. In 2008, these improvements included 0.030x0.030mil ball grid arrays and 0402 packaged sized components. These advancements required investment in upgrading automatic placement equipment as well as automated optical inspection and testing systems. All of these efforts are consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products. In 2007 the Company entered into a manufacturing agreement with a key contract manufacturer in the PRC that governs the terms of its manufacture of certain of the Company’s high volume, labor intensive products upon a purchase order being submitted by the Company. The initiative continued in 2008 and further implementation in phases is expected over the next few years.

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

     Blonder Tongue maintains a quality assurance program which monitors and controls manufacturing processes, and extensively tests samples throughout the process. Samples of component parts purchased are tested, as well as its finished products, on an ongoing basis. The Company also tests component and sub-assembly boards throughout the manufacturing process using commercially available and in-house built testing systems that incorporate proprietary procedures. The highest level of quality assurance is maintained throughout all aspects of the design and manufacturing process. The extensive in-house calibration program assures test equipment integrity and correlation. This program ensures that all test and measurement equipment that is used in the manufacturing process is calibrated to the same in-house reference standard on a consistent basis. When all test and measurement devices are calibrated in this manner, discrepancies are eliminated between the engineering, manufacturing and quality control departments, thus increasing operational efficiency and ensuring a high level of product quality. Blonder Tongue performs final product tests prior to shipment to customers. In 2008, the Company was certified to perform Underwriters Laboratories (UL) witness testing of products to UL International Standard 60950. The Company is working towards complete certification to perform all UL testing.

Competition

     All aspects of the Company’s business are highly competitive. The Company competes with national, regional and local manufacturers and distributors, including companies larger than Blonder Tongue which have substantially greater resources. Various manufacturers who are suppliers to the Company sell directly as well as through distributors into the franchise and private cable marketplaces. Because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may seek to enter the principal markets served by the Company. Many of these potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than Blonder Tongue. The Company expects that direct and indirect competition will increase in the future. Additional competition could result in price reductions, loss of market share and delays in the timing of customer orders. The principal methods of competition are product differentiation, performance, quality, price, terms, service, technical support and administrative support. The Company believes it differentiates itself from competitors by continuously offering innovative products, providing excellent technical service support and delivering high performance-to-cost ratio products.

Intellectual Property

     The Company currently holds 11 United States patents and 4 foreign patents none of which are considered material to the Company’s present operations because they do not relate to high volume applications. In December 2006, the Company’s wholly-owned subsidiary, Blonder Tongue Investment Company, completed the sale to Moonbeam L.L.C. of a portfolio of selected patents, patent applications, provisional patent applications and related foreign patents and applications (“Patents”) originally acquired in the Company’s acquisition of Scientific-Atlanta, Inc.’s interdiction business in 1998. Blonder Tongue retained a non-exclusive, royalty free, non-sub-licenseable, worldwide right and license to use the Patents to continue to develop, manufacture, use, sell, distribute and otherwise exploit all of the Company’s products currently protected under the Patents. Because of the rapidly evolving nature of the cable television industry, the Company believes that its market position as a supplier to cable integrators derives primarily from its ability to develop a continuous stream of new products which are designed to meet its customers’ needs and which have a high performance-to-cost ratio.

The Company has a registered trademark on “Blonder Tongue®” and also on a “BT®” logo.

     In 2008, the Company obtained licenses for a variety of technologies in concert with its new digital encoder line of products. The licenses are from a number of companies including Dolby Laboratories Licensing Corporation (license expires August 2013), Digital Content Protection, LLC (expires July 2009), DTLA (expires May 2009), and Zenith Electronics, LLC (expires December 2010). These licenses are all non-exclusive and require payment of royalties based upon the unit sales of the licensed product.

     Dolby Laboratories Licensing Corporation licensed the Company to use the Dolby Digital Plus Professional Encoder 5.2 & 2 channel license technology which is an enhanced coding system based on the AC-3 codec. The Company became a full-adopter of HDCP license technology from Digital Content Protection, LLC which allows the Company to manufacture HDCP components and products, as well as purchase the HDCP device key sets necessary for manufacturing these products. The Company became a full-adopter of DTCP license technology from DTLA which aims at encrypting interconnections between devices. The Pro:Idiom digital technology platform was developed by Zenith Electronics, now LG Electronics. The Company has entered into a license agreement with Zenith Electronics, LLC as a Pro:Idiom Content Protection System Manufacturer.

     The Company owns an MPEG-2 4:2:2 Profile High Level Video Encoder IP core. This is a unique compression engine capable of creating HD MPEG-2 IP real-time encoding of a single channel of 1080i/720P/480i video. This real-time encoding technique is based on a fast hardware technology which enables the Company to provide broadcast MPEG-2 HD and SD encoding.

     The Company is also a licensee of Philips Electronics North America Corporation and its affiliate, Philips Broadband Networks, Inc., Motorola, Hughes and several smaller software development companies.

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

     The FCC originally mandated that all analog broadcasts were to cease by February 17, 2009, however, this date has been extended to June 12, 2009. In anticipation of this analog shut down, the FCC also granted second licenses to all broadcasters to begin simulcasting digital signals. As a result, during 2008 the Company began to experience a continuing shift in product mix from analog products to digital products. This shift has continued and is anticipated to accelerate throughout 2009 and beyond.

Environmental Regulations

     The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2008 and does not anticipate incurring in 2009 material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

     The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2012.

Employees

     As of January 10, 2009, the Company employed approximately 232 people, including 162 in manufacturing, 17 in research and development, 11 in quality assurance, 23 in sales and marketing, and 19 in a general and administrative capacity. 101 of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company expiring in February, 2012.

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

     In 2008 and 2007, sales to Toner Cable Equipment, Inc. accounted for approximately 25% and 23%, respectively, of our revenues. There can be no assurance that any sales to this customer will reach or exceed historical levels in any future period. We anticipate, however, that this customer will continue to account for a significant portion of our revenues in future periods, although it is not obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide us with binding forecasts of product purchases for any future period.

     With respect to our direct sales to system integrators, the complement of leading customers tends to vary over time as the most efficient and better-financed integrators grow more rapidly than others. We believe that many integrators will grow rapidly, and, as such, our success with them will depend in part on:

  the viability of those customers;
  our ability to identify those customers with the greatest growth and growth prospects; and
  our ability to maintain our position in the overall marketplace by shifting our emphasis to such customers.

     Approximately 59% of our revenues in 2008 were derived from sales to our five largest customers. Any substantial decrease or delay in sales to one or more of our leading customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us, or our inability to develop solid relationships with the integrators which may replace the present leading customers, could have a material adverse effect on our results of operations and financial condition.

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

     We continually analyze our slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, we establish reserves. If we do not meet our sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. We recorded an increase to our reserve of $799,000 and $314,000 during 2008 and 2007, respectively. Although we believe reserves are adequate and inventories are reflected at net realizable value, there can be no assurance that we will not have to record additional inventory reserves in the future. Significant increases to inventory reserves could have a material adverse effect on our results of operations and financial condition.

An inability to develop, or acquire the rights to, technology, products or applications in response to changes in industry standards or customer needs may reduce our sales and profitability.

     Both the private cable and franchised cable industries are characterized by the continuing advancement of technology, evolving industry standards and changing customer needs. To be successful, we must anticipate the evolution of industry standards and changes in customer needs, through the timely development and introduction of new products, enhancement of existing products and licensing of new technology from third parties. This is particularly true at this time as the Company must develop and market new digital products to offset the expected decline in sales of analog products. Although we depend primarily on our own research and development efforts to develop new products and enhancements to our existing products, we have and may continue to seek licenses for new technology from third parties when we believe that we can obtain such technology more quickly and/or cost-effectively from such third parties than we could otherwise develop on our own, or when the desired technology has already been patented by a third party. There can, however, be no assurance that new technology or such licenses will be available on terms acceptable to us. There can be no assurance that:

  we will be able to anticipate the evolution of industry standards in the cable television or the communications industry generally;
  we will be able to anticipate changes in the market and customer needs;
  technologies and applications under development by us will be successfully developed; or
  successfully developed technologies and applications will achieve market acceptance.

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

  price reductions;
  loss of market share;
  delays in the timing of customer orders; and
  an inability to increase our penetration into the cable television market.

Our sales and profitability may suffer due to any substantial decrease or delay in capital spending by the cable infrastructure operators that we serve in the MDU, lodging and institutional cable markets.

     The vast majority of our revenues in fiscal years 2008 and 2007 came from sales of our products for use by cable infrastructure operators. Demand for our products depends to a large extent upon capital spending on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including access by private cable operators to financing for capital expenditures;
  demand for their cable services;
  availability of alternative video delivery technologies; and
  general economic conditions.

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

We may be adversely affected by current economic and market conditions.

     During the second half of 2008 and into the first quarter of 2009, the U.S. economy has experienced a significant downturn that has resulted in elevated levels of financial market volatility, customer uncertainty and widespread concerns about the U.S. and world economies. This may negatively impact the demand for our products and our allowance for doubtful accounts, all of which may have a material adverse effect on our business, financial condition and results of operations. In addition, this economic crisis has had a material and direct impact on financial institutions resulting in limited access to capital, which may impact our ability to borrow funds to support operations or other liquidity needs under our credit facility or otherwise borrow or raise capital. Moreover, our stock price could decrease if investors have concerns that our business, financial condition or results of operations will be negatively impacted by a worldwide economic downturn.

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

  an inability to obtain sufficient quantities of these components;
  our receipt of a significant number of defective components;
  an increase in component prices; or
  our inability to obtain lower component prices in response to competitive pressures on the pricing of our products.

Our existing and proposed international sales and operations subject us to the risks of changes in foreign currency exchange rates, changes in foreign telecommunications standards, and unfavorable political, regulatory, labor and tax conditions in other countries.

     Sales to customers outside of the United States represented approximately 1% and 2% of our revenues in fiscal years 2008 and 2007, respectively. Such sales are subject to certain risks such as:

  changes in foreign government regulations and telecommunications standards;
  export license requirements;
  tariffs and taxes;
  other trade barriers;
  capital and exchange control programs;
  fluctuations in foreign currency exchange rates;
  difficulties in staffing and managing foreign operations; and
  political and economic instability.

     Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. There can be no assurance that sales to customers outside the United States will reach or exceed historical levels in the future, or that international markets will further develop or that we will receive additional contracts to supply our products for use in systems and equipment in international markets. Our plans for growing our international sales will be adversely affected if we do not receive additional contracts to supply our products for use in systems and equipment in international markets or our international sales are affected by the other risks of international operations.

Our contract manufacturing in the PRC may subject us to the risks of unfavorable political, regulatory, legal and labor conditions in the PRC.

     During the fourth quarter of 2007, we began manufacturing and assembling some of our products in the People’s Republic of China, or PRC, under a contract manufacturing arrangement with a certain key Chinese manufacturer. In addition, we may increase the amount of revenues we derive from sales to customers outside the United States, including sales in the PRC. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, having our products manufactured in the PRC, including those risks described in the preceding risk factor. Although the PRC has a large economy, its potential economic, political, legal and labor developments entail uncertainties and risks. In the event of any changes that adversely affect our ability to manufacture in the PRC after products have been successfully transitioned out of the United States, our business will suffer.

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

     We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. We do not anticipate material capital expenditures during the fiscal year ending 2009 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

  eliminates the right of our stockholders to act without a meeting;
  does not provide cumulative voting for the election of directors;
  does not provide our stockholders with the right to call special meetings;
  provides for a classified board of directors; and
  imposes various procedural requirements which could make it difficult for our stockholders to affect certain corporate actions.

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

  delay or prevent a change in control of our company;

  impede a merger, consolidation or other business combination involving us; or
  discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

     Any of these provisions which may have the effect of delaying or preventing a change in control of our company or could have a material adverse effect on the market value of our Common Stock.

It is unlikely that we will pay dividends on our Common Stock.

     We intend to retain all earnings to finance the growth of our business and therefore do not intend to pay dividends on our Common Stock in the foreseeable future. Moreover, our loan agreement with Sovereign Business Capital prohibits the payment of cash dividends by us on our Common Stock.

Potential fluctuations in the stock price for our Common Stock may adversely affect the market price for our Common Stock.

Factors such as:

  announcements of technological innovations or new products by us, our competitors or third parties;
  quarterly variations in our actual or anticipated results of operations;
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

Delays or difficulties in negotiating a labor agreement or other difficulties in our relationship with our union employees may cause an adverse effect on our manufacturing and business operations.

     All of our direct labor employees are members of the International Brotherhood of Electrical Workers Union, Local 2066 (the “Union”), under a collective bargaining agreement, which expires in February 2012. In connection with negotiations to renew this agreement in February 2009, the Union instituted a work stoppage for approximately two business days prior to signing the agreement and returning to work. While we believe any differences with the Union were resolved when the agreement was signed and the employees returned to work, there can be no assurance that further work stoppages will not occur or that we will be able to agree upon terms for future agreements with the Union. Any further work stoppages could have a material adverse effect on our business operations, results of operations and financial condition.

ITEM 2.          PROPERTIES

     The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which is owned by the Company. The Old Bridge Facility is encumbered by a mortgage held by Sovereign Business Capital in the principal amount of $3,933,000 as of December 31, 2008. Management believes that the Old Bridge Facility is adequate to support the Company’s anticipated needs in 2009.

ITEM 3.          LEGAL PROCEEDINGS

     The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008, through the solicitation of proxies or otherwise.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s Common Stock has been traded on NYSE Amex (formerly American Stock Exchange) since the Company’s initial public offering on December 14, 1995. The following table sets forth for the fiscal quarters indicated, the high and low sale prices for the Company’s Common Stock on NYSE Amex.

Market Information

Fiscal Year Ended December 31, 2008:	HighU	LowU

First Quarter	$1.85	$1.20
Second Quarter	1.77	1.11
Third Quarter	1.40	.94
Fourth Quarter	1.48	.69

Fiscal Year Ended December 31, 2007:	HighU	LowU

First Quarter	$2.78	$1.71
Second Quarter	2.36	1.45
Third Quarter	1.79	1.12
Fourth Quarter	2.45	1.05

The Company’s Common Stock is traded on NYSE Amex under the symbol “BDR”.

Holders

     As of March 15, 2009, the Company had approximately 54 holders of record of the Common Stock. Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

Dividends

     The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Since its initial public offering, the Company has never declared or paid any cash dividends on its Common Stock. Any determination to pay dividends in the future is at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. The Company’s credit agreement with Sovereign Business Capital prohibits the payment of cash dividends by the Company on its Common Stock.

Issuer Purchases of Equity Securities

     The following table sets forth for the calendar months indicated, information regarding the Company’s repurchase of its Common Stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)

October 1, 2008 to October 31, 2008	-	-	-	$100,000 and 100,000 Shares
November 1, 2008 to November 30, 2008	16,600(1)	$0.84	16,600	$86,000 and 100,000 Shares
December 1, 2008 to December 31, 2008	15,098(1)P	$0.93	15,098	$72,000 and 100,000 Shares
Total	31,698		31,698	$72,000 and 100,000 Shares

(1) Consists of shares of the Company’s Common Stock purchased in open-market transactions under the 2002 Program. The stock repurchases were funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit.

(2) In July 2002, the Company commenced an on-going stock repurchase program to acquire up to $300,000 worth of its outstanding common stock (the “2002 Program”). On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100,000 shares of its outstanding Common Stock (the “2007 Program”). As of December 31, 2008, the Company can purchase up to $72,000 of its Common Stock under the 2002 Program and up to 100,000 shares of its Common Stock under the 2007 Program. The Company intends to continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company’s historical results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and notes thereto appearing elsewhere herein. The following discussion and analysis also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward Looking Statements” that precedes Item 1 above.

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

     Today the Company is a technology-development and manufacturing company that delivers encoding, digital transport, and broadband product solutions to the cable markets the Company serves, including the multi-

dwelling unit market, the lodging/hospitality market and the institutional market, including hospitals, prisons and schools. The technology requirements of these markets change rapidly and the Company is continually developing and adding new products. Recently, the Company has focused on the development of products for digital signal generation and transmission and, during 2008, the Company entered into various agreements for technologies in concert with the new digital encoder line of products. As a result, the Company has significantly expanded its digital product line. The evolution of the Company’s product lines will focus on the increased needs created in the digital space by IPTV, digital video and HDTV signals and the transport of these signals over state of the art broadband networks.

     In 2008 the Company also took advantage of the FCC’s mandated transition to digital broadcasts which requires that all analog broadcasts are to cease in 2009. The original date for such termination was February 17, 2009, however this date was extended to June 12, 2009. In connection with this transition, the Company heavily marketed its digital products to its customer base and, in addition to trade shows, the Company offered “Back to School” classes on making the transition to digital.

     The Company’s product lines continue to include equipment and innovative solutions for the high-speed transmission of data and the provision of telephony services in multiple dwelling unit applications. The Company’s products are used to acquire, distribute and protect the broad range of communications signals carried on fiber optic, twisted pair, coaxial cable and wireless distribution systems. These products are sold to customers providing an array of communications services, including television, high-speed data (Internet) and telephony, to single family dwellings, multiple dwelling units (“MDUs”), the lodging industry and institutions such as hospitals, prisons, schools and marinas. The Company’s principal customers are cable system operators (both franchise and private cable), as well as contractors that design, package, install and in most instances operate, upgrade and maintain the systems they build, including institutional and lodging/hospitality operators.

     A key component of the Company’s strategy is to leverage its reputation across a broad product line, offering one-stop shop convenience to cable, broadcast, and professional markets and delivering products having a high performance-to-cost ratio. The Company continues to expand its core product lines, including digital and analog products (headend and distribution), to maintain its ability to provide all of the electronic equipment necessary to build small cable systems and much of the equipment needed in larger systems for the most efficient operation and highest profitability in high density applications. The Company has also divested its interests in certain non-core business as part of its strategy to focus on the efficient operation of its core businesses.

     One of the Company’s recent initiatives is to manufacture products in the People’s Republic of China (“PRC”) in order to reduce the Company’s manufacturing costs and allow a more aggressive marketing program in the private cable market. The Company’s manufacturing initiative in the PRC entails a combination of contract manufacturing agreements and purchasing agreements with key PRC manufacturers that can most fully meet the Company’s needs. In early 2007, the Company entered into a manufacturing agreement with a core contract manufacturer in the PRC that will govern its production of certain of the Company’s products upon the receipt of purchase orders from the Company. The Company anticipates that high volume, labor intensive products will be the primary products being manufactured in the PRC, including many of the Company’s analog products. On the other hand, the Company’s expects that proprietary products and those requiring less labor will continue to be manufactured at the New Jersey facility, including most of the Company’s digital products. The Company expects this ongoing transition will continue to be implemented in phases over the next several years with the goal that it will ultimately relate to products representing a significant portion (but less than a majority) of the Company’s net sales. The first products were produced in the PRC during the fourth quarter of 2007.

     In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC. The three-year agreement is anticipated to provide up to $4,000,000 in revenue to the Company. The Company received $1,369,000 and $81,000 in revenue from Buffalo City in 2008 and 2007, respectively. A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

     The Company made the decision in April 2008 to cease the operations of its wholly-owned subsidiary, Hybrid Networks, LLC (“Hybrid”), and liquidate its assets. Hybrid’s business activities consisted of the operation of video, high-speed data and/or telephony systems (“Systems”) at four multi-dwelling unit communities under certain right-of-entry agreements (“ROE Agreements”). As part of the Company’s on-going implementation of its strategic plan, management has continued to evaluate the impact and long-term viability of non-core business activities, including the continued operation of the Systems. The decision of the Board of Directors to discontinue Hybrid’s operations was based upon such evaluation and the cash flow and operating losses of Hybrid. Hybrid had revenues of $148,000 and $177,000 and net losses of $249,000 and $368,000 in 2007 and 2006, respectively. The results of operations of Hybrid are reflected as discontinued operations in the consolidated statement of operations included in this Annual Report on Form 10-K.

     Based on this decision, in 2008 the Company recognized net loss on disposal of approximately $290,000 related to the Hybrid fixed assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property locations. While the Company has wound down almost all of the operations of Hybrid, it continues to perform certain basic administrative services which provide an immaterial amount of positive cash flow and are not expected to have a negative effect on net income.

     The Federal Communications Commission (FCC) mandated that all analog broadcasts are to cease by February 17, 2009, however, this date has been extended to June 12, 2009. In anticipation of this analog shut down, the FCC also granted second licenses to all broadcasters to begin simulcasting digital signals. As a result, the Company expects to see a continuing shift in product mix from analog products to digital products. Accordingly, any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

Results of Operations

     The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data from continuing operations as a percentage of net sales. In 2008, the Company decided to exit from the Hybrid business. The amounts previously reported below in the results of operations for the year ended December 31, 2007 have been changed to reflect Hybrid Networks, LLC as a discontinued operation.

	Year Ended December 31,
	2008	2007

Net sales	100.0%	100.0%
Costs of goods sold	67.1	65.8
Gross profit	32.9	34.2
Selling expenses	12.4	14.4
General and administrative expenses	14.0	13.7
Research and development expenses	5.6	5.4
Earnings from operations	0.9	0.7
Other expense, net	1.1	1.4
Loss from continuing operations before income taxes	(0.2)	(0.7)
Provision (benefit) for income taxes	-	-

2008 Compared with 2007

     Net sales. Net sales increased $2,308,000 or 7.0% to $35,320,000 in 2008 from $33,012,000 in 2007. The increase is primarily attributed to an increase in sales of digital headend and contract manufactured products offset by a decrease in analog headend and distribution products. Digital headend product sales were $10,940,000 and $5,837,000, contract manufactured product sales were $1,369,000 and $81,000, analog headend product sales were $13,827,000 and $16,170,000 and distribution product sales were $5,587,00 and $6,670,000 in 2008 and 2007, respectively.

     Cost of Goods Sold. Costs of goods sold increased to $23,713,000 for 2008 from $21,713,000 in 2007 and increased as a percentage of sales to 67.1% from 65.8% . The increase is primarily attributed to a increase in net sales. The increase as a percentage of sales is primarily attributed to an increase in the inventory reserve of $799,000 in 2008 as compared to an increase in the inventory reserve of $314,000 in 2007. The change in the inventory reserve is primarily attributed to fully reserving items for which there was no usage in 2008.

     Selling Expenses. Selling expenses decreased to $4,377,000 for 2008 from $4,751,000 in 2007 and decreased as a percentage of sales to 12.4% for 2008 from 14.4% for 2007. This $374,000 decrease is primarily attributable to a decrease in salaries of $386,000 due to reduced head count.

     General and Administrative Expenses. General and administrative expenses increased to $4,935,000 in 2008 from $4,538,000 for 2007 and increased as a percentage of sales to 14.0% for 2008 from 13.7% in 2007. This $397,000 increase is primarily attributable to a decrease in recoveries of bad debts previously written off of $238,000 and an increase in salaries of $130,000 due to increased head count.

     Research and Development Expense. Research and development expenses increased to $1,989,000 in 2008 from $1,797,000 in 2007 and increased as a percentage of sales to 5.6% in 2008 from 5.4% in 2007. This $192,000 increase is primarily attributable to an increase in salaries of $150,000 due to increased head count.

     Operating Income. Operating income of $306,000 for 2008 represents an increase of $93,000 from a operating income of $213,000 in 2007. Operating income as a percentage of sales increased to 0.9% in 2008 from 0.7% in 2007.

     Interest expense. Interest expense decreased to $409,000 in 2008 from $466,000 in 2007. The decrease is the result of lower average borrowings and a reduced interest rate.

     Income Taxes. The provision for income taxes remained at zero for 2008 and 2007. The provision is zero as a result of an increase in the deferred tax assets due to net operating loss carry forwards being offset by an increase in the valuation allowance of $101,000 and $297,000 in 2008 and 2007, respectively, since the realization of the entire deferred tax benefit is not considered more likely than not. The Company believes its current projected taxable income over the next five years as well as certain tax strategies are adequate to the realization of the remaining deferred tax benefit.

Inflation and Seasonality

     Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2008 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

     As of December 31, 2008 and 2007, the Company’s working capital was $12,213,000 and $7,902,000, respectively. The increase in working capital is attributable primarily to the refinance of current to long term debt of $1,442,000 along with an increase in cash of $2,199,000. The increase in cash is attributable primarily to cash provided by operations along with proceeds received in the financing of the Term Loan (as defined below).

     The Company’s net cash provided by operating activities for the year ended December 31, 2008 was $1,281,000 primarily due to an increase of non cash adjustments to net income of $1,626,000 compared to net cash provided by operating activities for the year ended December 31, 2007 of $2,095,000.

     Cash used in investing activities was $496,000, which was attributable primarily to capital expenditures of $374,000 and acquisition of licenses of $159,000.

     Cash provided by financing activities was $1,414,000 for the period ended December 31, 2008, comprised primarily of repayment of debt of $22,571,000 offset by $24,013,000 in additional borrowings of debt.

     On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank (“Sovereign Agreement”), pursuant to which the Company obtained an $8,000,000 credit facility from Sovereign (the “Sovereign Financing”). The Sovereign Financing consists of (i) a $4,000,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,000,000 term loan facility (“Term Loan”), each of which has a three-year term. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Sovereign Agreement. The obligations of the Company under the Sovereign Agreement are secured by substantially all of the assets of the Company.

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

     Proceeds from the Term Loan were used to refinance the Company’s credit facility with National City Business Credit, Inc. and National City Bank, to pay transaction costs, to provide working capital and for other general corporate purposes. As of December 31, 2008 and March 26, 2009, the Company has not drawn any funds under the Revolver.

     The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

     The average amount outstanding on the Company’s lines of credit during 2008 was $992,000 at a weighted average interest rate of 8.0% . The maximum amount outstanding on the lines of credit during 2008 was $2,088,000.

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

Inventory and Obsolescence

     The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company estimates and projects those products that are unlikely to be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months, have been classified as non-current. This procedure has been applied to the December 31, 2008 and 2007 inventories and, accordingly, $4,392,000 and $5,868,000, respectively, have been classified to non-current assets.

     Approximately 58% of the non-current inventories are comprised of finished goods. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

     The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes for finished goods, historical and projected usage of raw materials, and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. During 2008 and 2007, the Company recorded an increase to its reserve of $799,000 and $314,000, respectively. The increases in the inventory reserve during 2008 and 2007 were primarily the result of an increase in certain obsolete raw materials. The Company believes reserves are adequate and inventories are reflected at net realizable value.

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

Valuation of Deferred Tax Assets

     Management periodically evaluates its ability to recover the reported amount of its deferred income tax assets considering several factors, including the estimate of the likelihood that it will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, which indicated that it was more likely than not that the Company would not realize the benefits related to the deferred tax assets, the Company recorded a valuation allowance equal to a significant portion of the net deferred tax assets as of December 31, 2008 and 2007.

New Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition.

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

     In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133."  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, management is evaluating the implications of SFAS 161 and has not yet determined its impact on the Company’s financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles."  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. The guidance in SFAS 162 replaces that prescribed in Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” and becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect FSP APB 14-1 to have a material impact on its consolidated financial statements.

     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of determining the impact FSP EITF 03-6-1 will have on its consolidated financial statements.

     In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on three issues discussed at its June 12, 2008 meeting pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting EITF 07-5 on its consolidated financial statements.

     In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specially, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective immediately including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements - An Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim period within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned business acquired in the future.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

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

     The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting pronouncements and regulations as of December 31, 2008 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2008 or 2007, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from the consolidated financial statements and notes thereto of the Company, which are attached hereto beginning on page 37.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2008.

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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

     During the quarter ended December 31, 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

Not applicable.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information about the Company’s directors and executive officers, its Audit Committee and the Audit Committee’s “audit committee financial expert,” is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2009 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2009 Annual Meeting of Stockholders.

     Each of the Company’s directors, officers and employees are required to comply with the Blonder Tongue Laboratories, Inc. Code of Ethics adopted by the Company. The Code of Ethics sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company’s business. The Code of Ethics is available on the Company’s website at www.blondertongue.com, under the “Investor Relations-Code of Ethics” captions. The Company will post to its website any amendments to the Code of Ethics, or waiver from the provisions thereof for executive officers or directors, under the “Investor Relations-Code of Ethics” caption.

ITEM 11.        EXECUTIVE COMPENSATION

     Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2009 Annual Meeting of Stockholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2009 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLANS

     The following table provides certain summary information as of December 31, 2008 concerning the Company's compensation plans (including individual compensation arrangements) under which shares of its Common Stock may be issued.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants AndU Rights(#)U	Weighted-Average Exercise Price Of Outstanding Options, WarrantsU And Rights($)U	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In The First Column)(#)U

Equity Compensation Plans Approved By Security Holders	1,813,833(1)	$2.75	216,583 (2)

Equity Compensation Plans Not Approved By Security Holders	0	0	0

Total	1,813,833	$2.75	216,583

(1) Includes shares of the Company's Common Stock which may be issued upon the exercise of options or rights granted under the 1994 Incentive Stock Option Plan, as amended, which expired by its terms on March 13, 2004, the 1995 Long

Term Incentive Plan, as amended, which expired by its terms on November 30, 2005, the 2005 Employee Equity Incentive Plan, as amended, the Amended and Restated 1996 Director Option Plan, which expired by its terms on January 2, 2006, and the 2005 Director Equity Incentive Plan.

(2) Includes 170,750 shares of the Company's Common Stock available for issuance as stock option grants, stock appreciation rights, restricted or unrestricted stock awards or performance based stock awards under the 2005 Employee Equity Incentive Plan, as amended. Includes 45,833 shares of the Company's Common Stock available for issuance as stock option grants, stock appreciation rights, or restricted or unrestricted stock awards under the 2005 Director Equity Incentive Plan.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2009 Annual Meeting of Stockholders. Information about the independence of each director or nominee for director of the Company during 2008 is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2009 Annual Meeting of Stockholders.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accountants” and “Pre-Approval Policy for Services by Independent Registered Public Accountants” in the Company’s proxy statement for its 2009 Annual Meeting of Stockholders.

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART IV

(a)(1) Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm .....................................................................	37
Consolidated Balance Sheets as of December 31, 2008 and 2007................................................................	38
Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007...............................	39
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and
2007..............................................................................................................................................	40
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007.......................................	41
Notes to Consolidated Financial Statements......................................................................................................................	42

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

(b) Index to Exhibits:

Exhibit #U	DescriptionU	LocationU

3.1	Restated Certificate of Incorporation of Blonder	Incorporated by reference from Exhibit 3.1 to
	Tongue Laboratories, Inc.	Registrant’s S-1 Registration Statement No.
33-98070, originally filed October 12, 1995,
as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories,	Incorporated by reference from Exhibit 3.2 to
	Inc., as amended.	Registrant’s Annual Report on Form 10-K/A
for the period ending December 31, 2007,
originally filed May 9, 2008.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to
Registrant’s S-1 Registration Statement No.
33-98070, filed October 12, 1995, as
amended.

10.1	Consulting Agreement, dated January 1, 1995,	Incorporated by reference from Exhibit 10.3
	between Blonder Tongue Laboratories, Inc. and	to Registrant’s S-1 Registration Statement
	James H. Williams.	No. 33-98070, filed October 12, 1995, as
amended.

10.2	1994 Incentive Stock Option Plan.	Incorporated by reference from Exhibit 10.5
to Registrant’s S-1 Registration Statement
No. 33-98070, filed October 12, 1995, as
amended.

10.3	1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.6
to Registrant’s S-1 Registration Statement
No. 33-98070, filed October 12, 1995, as
amended.

10.4	First Amendment to the 1995 Plan.	Incorporated by reference from Exhibit
10.5(a) to Registrant’s Quarterly Report on
Form 10-Q for the period ended March 31,
1997.

10.5	Second Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.3 to
S-8 Registration Statement No. 333-52519
originally filed on May 13, 1998.

10.6	Third Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.4 to
S-8 Registration Statement No. 333-37670,
originally filed May 23, 2000.

10.7	Fourth Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.5 to
S-8 Registration Statement No. 33-96993,
originally filed July 24, 2002.

10.8	Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Appendix B
to Registrant’s Proxy Statement for its 1998
Annual Meeting of Stockholders, filed March
27, 1998.

10.9	First Amendment to the Amended and Restated	Incorporated by reference from Exhibit 4.2 to
	1996 Director Option Plan.	S-8 Registration Statement No. 333-111367,
originally filed on December 19, 2003.

Exhibit #U	DescriptionU	LocationU

10.10	Form of Indemnification Agreement entered into by	Incorporated by reference from Exhibit 10.10
	Blonder Tongue Laboratories, Inc. in favor of each	to Registrant’s S-1 Registration Statement
	of its Directors and Officers.	No. 33-98070, filed October 12, 1995, as
amended.

10.11	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.22
to S-1 Registration Statement No. 33-98070,
filed October 12, 1995, as amended.

10.12	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3
to Registrant’s Quarterly Report on Form 10-
Q for the period ended March 31, 1997, filed
May 13, 1997.

10.13	Second Amendment to Consulting and Non-	Incorporated by reference from Exhibit 10.1
	Competition Agreement between Registrant and	to Registrant’s Quarterly Report on Form 10-
	James H. Williams, dated as of June 30, 2000.	Q for the period ended June 30, 2000, filed
August 14, 2000.

10.14	Blonder Tongue Laboratories, Inc. 2005 Employee	Incorporated by reference from Appendix A
	Equity Incentive Plan	to the Registrant’s Definitive Proxy
Statement for its 2005 Annual Meeting of
Stockholders held on May 24, 2005.

10.15	Blonder Tongue Laboratories, Inc. 2005 Director	Incorporated by reference from Appendix B
	Equity Incentive Plan	to the Registrant’s Definitive Proxy
Statement for its 2005 Annual Meeting of
Stockholders held on May 24, 2005.

10.16	Credit and Security Agreement dated December 29,	Incorporated by reference from Exhibit 99.1
	2005 between Blonder Tongue Laboratories, Inc.,	to Registrant’s Current Report on Form 8-K
	BDR Broadband, LLC, Blonder Tongue Investment	dated December 29, 2005, filed January 5,
	Company, National City Business Credit, Inc., and	2006.
National City Bank.

10.17	Form of Option Agreement under the 1995 Long	Incorporated by reference from Exhibit 10.33
	Term Incentive Plan.	to Registrant’s Annual Report on Form 10-K
for the period ending December 31, 2004,
filed April 15, 2005.

10.18	Form of Option Agreement under the 1996 Director	Incorporated by reference from Exhibit 10.34
	Option Plan.	to Registrant’s Annual Report on Form 10-K
for the period ending December 31, 2004,
filed April 15, 2005.

10.19	Form of Option Agreement under the 2005	Incorporated by reference from Exhibit 10.3
	Employee Equity Incentive Plan.	to Registrant’s Quarterly Report on Form 10-
Q for the period ending June 30, 2005, filed
August 15, 2005.

10.20	Form of Option Agreement under the 2005 Director	Incorporated by reference from Exhibit 10.24
	Equity Incentive Plan.	to Registrant’s Annual Report on Form 10-K
for the period ending December 31, 2007,
filed March 31, 2008.

10.21	First Amendment to Credit and Security Agreement	Incorporated by reference from Exhibit 10.1
	dated March 29, 2006 among Blonder Tongue	of Registrant’s Quarterly Report in Form 10-
	Laboratories, Inc., BDR Broadband, LLC, Blonder	Q for the period ending March 31, 2006, filed
	Tongue Investment Company, National City	May 12, 2006.
Business Credit, Inc. and National City Bank.

Exhibit #U	DescriptionU	LocationU
10.22	Second Amendment to Credit and Security	Incorporated by reference from Exhibit 10.2
	Agreement dated December 14, 2006 among	to Registrant’s Current Report on Form 8-K
	Blonder Tongue Laboratories, Inc., BDR	dated December 15, 2006, filed December
	Broadband, LLC, Blonder Tongue Investment	21, 2006.
Company, National City Business Credit, Inc. and
National City Bank.

10.23	Third Amendment to Credit and Security	Incorporated by reference from Exhibit 10.1
	Agreement dated August 8, 2007 among Blonder	to Registrant’s Quarterly Report on Form 10-
	Tongue Laboratories, Inc., Blonder Tongue	Q for the period ended June 30, 2007, filed
	Investment Company, National City Business	August 10, 2007.
Credit, Inc. and National City Bank.

10.24	Description of Compensatory Arrangement between	Incorporated by reference from Exhibit 10.32
	Blonder Tongue Laboratories, Inc. and Peter Daly,	to Registrant’s Annual Report on Form 10-K
	Senior Vice-President of Sales and Marketing,	for the period ended December 31, 2007,
	approved October 4, 2007 and renewed February	filed March 31, 2008.
25, 2009.

10.25	Fourth Amendment to Credit and Security	Incorporated by reference from Exhibit 10.2
	Agreement dated November 8, 2007 among Blonder	to Registrant’s Quarterly Report on Form 10-
	Tongue Laboratories, Inc., Blonder Tongue	Q for the period ended September 30, 2007,
	Investment Company, National City Business	filed November 13, 2007.
Credit, Inc. and National City Bank.

10.26	Fifth Amendment to Credit and Security Agreement	Incorporated by reference from Exhibit 10.34
	dated March 28, 2008 among Blonder Tongue	to Registrant’s Annual Report on Form 10-K
	Laboratories, Inc., Blonder Tongue Investment	for the period ended December 31, 2007,
	Company, National City Business Credit, Inc. and	filed March 31, 2008.
National City Bank.

10.27	First Amendment to Blonder Tongue Laboratories,	Incorporated by reference from Appendix B
	Inc. 2005 Employee Equity Incentive Plan.	to Registrant’s Definitive Proxy Statement
for its 2007 Annual Meeting of
Stockholders held on May 23, 2007.

10.28	Sixth Amendment to Credit and Security Agreement	Incorporated by reference from Exhibit 10.2
	dated May 14, 2008 among Blonder Tongue	to Registrant’s Quarterly Report on Form 10-
	Laboratories, Inc., Blonder Tongue Investment	Q for the period ended March 31, 2008, filed
	Company, National City Business Credit, Inc. and	May 15, 2008.
National City Bank.

10.29	Revolving Credit, Term Loan and Security	Incorporated by reference from Exhibit 99.1
	Agreement, dated August 6, 2008, between	to Registrant’s Current Report on Form 8-K
	Sovereign Business Capital and Blonder Tongue	dated August 6, 2008, filed August 8, 2008.
Laboratories, Inc.

21	Subsidiaries of Blonder Tongue Laboratories, Inc.	Filed herewith.

23.1	Consent of Marcum & Kliegman LLP.	Filed herewith.

31.1	Certification of James A. Luksch pursuant to	Filed herewith.
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric Skolnik pursuant to Section	Filed herewith.
302 of the Sarbanes-Oxley Act of 2002.

Exhibit #U	DescriptionU	LocationU

32.1	Certification pursuant to Section 906 of the	Filed herewith.
Sarbanes-Oxley Act of 2002.

Exhibits 10.1 – 10.9, 10.12 - 10.15, 10.17 – 10.20, 10.24 and 10.27 represent management contracts or compensation plans or arrangements.

(c) Financial Statement Schedules:

     Report of Marcum & Kliegman LLP on financial statement schedule is included on page 61 of this Annual Report on Form 10-K.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PageU

Report of Independent Registered Public Accounting Firm........................................................................	37
Consolidated Balance Sheets as of December 31, 2008 and 2007................................................................	38
Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007....................	39
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007..	40
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007...................	41
Notes to Consolidated Financial Statements..................................................................................................	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMU

To the Audit Committee of Blonder Tongue Laboratories, Inc. Old Bridge, New Jersey

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the two years in the period ended December 31, 2008 in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP New York, New York March 26, 2009

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2008U	2007U

Assets (Note 4)
Current assets:
Cash	$2,469	$270
Accounts receivable, net of allowance for doubtful
accounts of $304 and $349 respectively (Note 8)	3,787	2,926
Inventories (Note 2)	8,976	8,572
Prepaid and other current assets	372	939
Deferred income taxes (Note 12)	436	453
Total current assets	16,040	13,160
Inventories, net non-current (Note 2)	4,392	5,868
Property, plant and equipment, net of accumulated
depreciation and amortization (Notes 3 and 5)	4,176	4,530
License agreements, net	155	74
Other assets, net (Note 7)	359	414
Deferred income taxes (Note 12)	1,920	1,903
	$27,042	$25,949
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 4)	$237	$2,560
Accounts payable	1,744	1,779
Accrued compensation	681	524
Accrued benefit liability (Note 6)	714	-
Income taxes payable	49	49
Other accrued expenses	402	346
Total current liabilities	3,827	5,258

Long-term debt (Note 4)	3,779	14
Commitments and contingencies (Notes 5, 6 and 7)	-	-
Stockholders’ equity (Notes 6, 9 and 11):
Preferred stock, $.001 par value; authorized 5,000 shares;
no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares
Issued	8	8
Paid-in capital	25,188	24,887
Retained earnings	3,336	3,747
Accumulated other comprehensive loss	(1,757)	(654)
Treasury stock, at cost, 2,273 and 2,242 shares, respectively	(7,339)	(7,311)
Total stockholders’ equity	19,436	20,677
	$27,042	$25,949

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended
	December 31
	2008	2007

Net sales (Note 8)	$35,320	$33,012
Cost of goods sold	23,713	21,713
Gross profit	11,607	11,299
Operating expenses:
Selling expenses	4,377	4,751
General and administrative (Notes 5, 6 and 7)	4,935	4,538
Research and development	1,989	1,797
	11,301	11,086
Earnings from operations	306	213

Other expense:
Interest expense	(409)	(466)
Interest and other income (Note 14)	17	-
	(392)	(466)
Loss from continuing operations before income taxes	(86)	(253)
Provision (benefit) for income taxes (Note 12)	-	-
Loss from continuing operations after income taxes	(86)	(253)
Discontinued operations: (Note 13)
Loss from discontinued operations (net of tax)	(35)	(249)
Loss on disposal of subsidiary	(290)	(59)
Total discontinued operations	(325)	(308)
Net loss	$(411)	$(561)
Basic and diluted loss per share from continuing operations	$(0.01)	$(0.04)
Basic and diluted loss per share from discontinued operations	$(0.01)	$(0.04)
Basic and diluted loss per share on disposal	$(0.05)	$(0.01)
	$(0.06)	$(0.05)
Basic and diluted net loss per share	$(0.07)	$(0.09)
Basic and diluted weighted average shares outstanding	6,220	6,222

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock				Accumulated Other Comprehensive Loss

			Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount					Total
Balance at January 1, 2007	8,465	$8	$24,454	$3,907	$(826)	$(7,311)	$20,232
Net loss	-	-	-	(561)	-	-	(561)
Recognized pension expense, net
of taxes	-	-	-	-	172	-	172
Comprehensive loss	-	-	-	-	-	-	(389)
FIN 48 adjustment	-	-	-	401	-	-	401
Stock-based Compensation	-	-	433	-	-	-	433
Balance at December 31, 2007	8,465	$8	$24,887	$3,747	$(654)	$(7,311)	$20,677
Net loss	-	-	-	(411)	-	-	(411)
Recognized pension expense, net
of taxes	-	-	-	-	(1,103)	-	(1,103)
Comprehensive loss	-	-	-	-	-	-	(1,514)
Acquisition of treasury stock	-	-	-	-	-	(28)	(28)
Stock-based Compensation	-	-	301	-	-	-	301
Balance at December 31, 2008	8,465	$8	$25,188	$3,336	$(1,757)	$(7,339)	$19,436

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended
	December 31,
	2008	2007

Cash Flows From Operating Activities:
Net income (loss)	$(411)	$(561)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation	401	462
Amortization	78	33
Stock-based compensation expense	301	433
Loss on Hybrid’s property and equipment	290	-
Provision for inventory reserves	799	314
Provision for doubtful accounts	(45)	(303)
Non cash pension expense	(198)	-
Changes in operating assets and liabilities:
Accounts receivable	(816)	1,251
Inventories	273	6
Prepaid and other current assets	376	(40)
Other assets	55	382
Income taxes	-	(11)
Accounts payable, accrued expenses and accrued compensation	178	129
Net cash provided by operating activities	1,281	2,095
Cash Flows From Investing Activities:
Capital expenditures	(374)	(455)
Acquisition of licenses	(159)	-
Proceeds from sale of Hybrid Networks LLC	37	-
Net cash used in investing activities	(496)	(455)
Cash Flows From Financing Activities:
Repayments of debt	(22,571)	(34,444)
Borrowings of debt	24,013	32,990
Acquisition of treasury stock	(28)	-
Net cash provided by (used in) financing activities	1,414	(1,454)
Net increase in cash	2,199	186
Cash, beginning of year	270	84
Cash, end of year	$2,469	$270
Supplemental Cash Flow Information:
Cash paid for interest	$417	$485
Cash paid for income taxes	-	-

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

     Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve based on historical experience, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2008 is adequate; however, actual write-offs might exceed the recorded allowance.

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

     The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. The Company recorded an increase to its reserve of $799 and $314 during 2008 and 2007, respectively. The Company believes reserves are adequate and inventories are reflected at net realizable value.

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

(e) Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) and Financial Accounting Standards Board (“FASB”) Interpretation No 48 “Accounting for Uncertainty In Income Taxes- An Interpretation of FASB Statement No. 109” (“FIN 48”). Deferred income taxes are provided for temporary differences in the recognition of certain income and

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

expenses for financial and tax reporting purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

     As of January 1, 2007, after the implementation of FIN 48, the Company’s amount of unrecognized tax benefits was $55. The amount of unrecognized tax benefits, if recognized, would not have a material impact on the Company’s effective tax rate. The Company files income tax returns in the United States (federal) and in the State of New Jersey and various state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2004.

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

(f) Intangible Assets

     Intangible assets consist of license agreements that are carried at cost less accumulated amortization. Amortization is computed utilizing the straight-line method over the estimated useful life of the respective asset.

     The components of intangible assets consisting entirely of license agreements at December 31, 2008 and December 31, 2007 are as follows:

	December 31,	December 31,
	2008	2007

License agreements
	$1,549	$1,390
Accumulated amortization	$1,394	$1,316
	$ 155	$ 74

     Amortization expense for intangible assets was $78 and $33 for the years ending December 31, 2008 and 2007, respectively. Intangible asset amortization is projected to be approximately $78 for the year ending December 31, 2009 and $77 for the year ending December 31, 2010.

(g) Long-Lived Assets

     The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets based on non-discounted cash flows. No impairment losses have been recorded through December 31, 2008.

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

(h) Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2008 and 2007. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible.

(i) Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

(j) Revenue Recognition

     The Company records revenues when products are shipped and the amount of revenue is determinable and collection is reasonably assured. Customers do not have a right of return. The Company provides a three year warranty on most products. Warranty expense was not deemed material in the two year period ended December 31, 2008.

(k) Earnings (loss) Per Share

     Earnings (loss) per share are calculated in accordance with FAS 128, which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,601 and 1,902 related to stock options for December 31, 2008 and 2007, respectively. These shares were excluded due to their antidilutive effect.

(l) Treasury Stock

     Treasury Stock is recorded at cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

(m) Derivative Financial Instruments

     The Company utilizes interest rate swaps at times to manage interest rate exposures. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The Company does not hold or issue financial instruments for trading purposes. Although the Company held an interest rate swap at December 31, 2007, the effect on the balance sheet was not deemed material. The Company did not hold an interest rate swap at December 21, 2008.

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

     Approximately 44% of the Company’s employees are covered by a three year collective bargaining agreement, which expires in February 2012.

     The Company estimates that analog headend products accounted for approximately 39% and 49% of the Company’s revenues in the years ended December 31, 2008 and 2007, respectively. The Company estimates that digital

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

headend products accounted for approximately 31% and 18% of the Company’s revenues in the years ended December 31, 2008 and 2007, respectively. Any substantial decrease in sales of analog headend products without a related increase in digital headend products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

(o) Stock Options

     The Company implemented SFAS No. 123(R), “Accounting for Share-Based Payment,” in the first quarter of 2006. The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123(R) share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under FAS 123(R) was $301 and $433 for the years ended December 31, 2008 and 2007, respectively.

     The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 6.5 years; no dividend yield; volatility at 72% and 70%, and risk free interest rate of 3.68% and 4.93% for 2008 and 2007, respectively.

(p) New Accounting Pronouncements

     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition.

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

     In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133."  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, management is evaluating the implications of SFAS 161 and has not yet determined its impact on the Company’s financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles."  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. The guidance in SFAS 162 replaces that prescribed in Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” and becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect FSP APB 14-1 to have a material impact on its consolidated financial statements.

     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of determining the impact FSP EITF 03-6-1 will have on its consolidated financial statements.

     In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on three issues discussed at its June 12, 2008 meeting pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting EITF 07-5 on its consolidated financial statements.

     In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” which clarifies the application of SFAS 157 when the market for a financial asset is inactive.

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

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements - An Amendment of ARB No, 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim period within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned business acquired in the future.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earning caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

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

     The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting pronouncements and regulations as of December 31, 2008 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2008 or 2007, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

(r) Royalty and License Expense

     The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. The Company amortizes license fees over the life of the relevant contract.

(s) Foreign Exchange

     The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2008 and 2007 and cumulative translation gains and losses as of December 31, 2008 and 2007 were not material.

Note 2 – Inventories
Inventories, net of reserves, are summarized as follows:
	December 31,
	2008	2007
Raw materials	$6,854	$9,169
Work in process	3,116	1,592
Finished goods	6,445	10,823
	16,415	21,584
Less current inventory	(8,976)	(8,572)
	7,439	13,012
Less reserve for slow moving and obsolete inventory	(3,047)	(7,144)
	$4,392	$5,868

     The Company recorded a $799 and $314 provision for slow moving and obsolete inventory during the years ended December 31, 2008 and 2007, respectively. In 2008, the Company wrote off fully reserved inventories of approximately $4,896.

Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2008	2007
Land	$1,000	$1,000
Building	3,36 1	3,361
Machinery and equipment	8,671	8,355
Cable systems (See Note 13)	-	452
Furniture and fixtures	406	404
Office equipment	2,073	2,038
Building improvements	988	967
	16,499	16,577
Less: Accumulated depreciation and amortization	(12,323)	(12,047)
	$4,176	$4,530

Depreciation expense amounted to approximately $401 and $462 during the years ended December 31, 2008 and 2007, respectively.

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

     Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% . The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% . Prime was 3.25% on December 31, 2008.

     The Revolver terminates on August 5, 2011, at which time all outstanding borrowings under the Revolver are due. The Term Loan matures on August 5, 2011 and requires equal monthly principal payments of approximately $17 each, plus interest, with the remaining balance due at maturity. The loans are subject to a prepayment penalty if satisfied in full prior to the second anniversary of the effective date of the loans.

     The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

     Proceeds from the Term Loan were used to refinance the Company’s credit facility with National City Business Credit, Inc. and National City Bank, to pay transaction costs, to provide working capital and for other general corporate purposes. As of December 31, 2008, the Company has not drawn any funds under the Revolver.

     The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Long-term debt consists of the following:

	December 31,
	2008	2007
Revolving loan	$ -	$1,014
Term loan	3,933	1,534
Capital leases (Note 5)	83	26
	4,016	2,574
Less: Current portion	(237)	(2,560)
	$3,779	$14

Annual maturities of long term debt at December 31, 2008 are $237 in 2009, $225 in 2010 and $3,554 in 2011.

     The average amount outstanding on the Company’s lines of credit during 2008 and 2007 was $992 and $2,062, respectively. The maximum amount outstanding on the lines of credit during 2008 and 2007 was $2,088 and $3,319, respectively. The weighted average interest rate at December 31, 2008 and 2007 was 8.0% and 10.8%, respectively.

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 5 – Commitments and Contingencies

Leases

     The Company leases certain factory, office and automotive equipment under noncancellable operating leases and equipment under capital leases expiring at various dates through September, 2013.

Future minimum rental payments, required for all noncancellable leases are as follows:

	Capital	Operating
2009	44	$185
2010	28	127
2011	21	42
2012	-	17
2013	-	10
Thereafter	-	-
Total future minimum lease payments	93	$381
Less: amounts representing interest	10
Present value of minimum lease payments	$ 83

     Property, plant and equipment included capitalized leases of $2,799 and $2,724 at December 31, 2008 and 2007, less accumulated amortization of $2,721 and $2,703 at December 31, 2008 and 2007, respectively.

Rent expense was $225 and $190 for the years ended December 31, 2008 and 2007, respectively.

Litigation

     The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note 6 – Benefit Plans

Defined Contribution Plan

     The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $262 and $240, for the years ended December 31, 2008 and 2007, respectively.

Defined Benefit Pension Plan

     Substantially all union employees who met certain requirements of age, length of service and hours worked per year were covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service. On August 1, 2006, the plan was frozen.

     The following table sets forth the change in projected benefit obligation, change in plan assets and funded status of the defined benefit pension plan:

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,530	$2,757
Service cost	0	0
Interest cost	154	160
Plan participants’ contributions	0	0
Amendments	0	0
Actuarial loss (gain)	130	(180)
Business combinations	0	0
Divestitures	0	0
Curtailments	0	0
Settlements	0	0
Special termination benefits	0	0
Benefits paid	(164)	(207)
Currency translation adjustment	0	0
Benefit obligation at end of year	$2,650	$2,530
Change in Plan Assets
Fair value of plan assets at beginning of year	$2,721	$2,654
Actual return on plan assets	(821)	124
Employer contribution	200	150
Business combinations	0	0
Divestitures	0	0
Settlements	0	0
Plan participants’ contributions	0	0
Benefits paid	(164)	(207)
Administrative Expenses Paid	0	0
Currency Translation Adjustment	0	0
Fair value of plan assets at end of year	$1,936	$2,721
Funded status	$(714)	$191
Amounts Recognized in the Statement of Financial Position
consists of:
Noncurrent assets	$ 0	$ 191
Current liabilities	$ 0	$ 0
Noncurrent liabilities	$ (714)	$ 0
Net amount recognized	$ (714)	$ 191

	2008	2007

Change in Accumulated Other Comprehensive Income Due	-	-
to Adoption of FAS 158 (before tax effects)

Amounts Recognized in Accumulated Other Comprehensive
Income consist of:
Net actuarial loss (gain)	$1,757	$654
Prior service cost (credit)	-	-
Unrecognized net initial obligation (asset)	-	-
Total (before tax effects)	$1,757	$654

Accumulated benefit Obligation End of Year	$2,650	$2,530

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Information for Pension Plans with an Accumulated Benefit
Obligation in excess of Plan Assets:
Projected benefit of obligation	$2,650	-
Accumulated benefit obligation	$2,650	-
Fair value of plan assets	$1,936	-

Weighted-Average Assumptions Used to Determine Benefit
Obligation in Excess of Plan Assets:
Discount Rate	6.00%	6.50%
Salary Scale	N/A	N/A

Components of Net Periodic Benefit Cost and Other
Amounts Recognized in Other Comprehensive Income
Net periodic cost
Service cost	$0	$0
Interest cost	154	160
Expected return on plan assets	(187)	(186)
Recognized prior service cost (credit)	0	0
Recognized actuarial (gain) loss	35	55
Recognized net initial obligation (asset)	0	0
Recognized actuarial (gain) loss due to curtailments	0	0
Recognized actuarial (gain) loss due to settlements	0	0
Recognized actuarial (gain) loss due to special termination
benefits	0	0
Net periodic benefit cost	$2	$28

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other comprehensive Income
Net actuarial loss (gain)	$1,138	$(117)
Recognized actuarial loss (gain)	(35)	(55)
Prior service cost (credit)	0	0
Recognized prior service cost (credit)	0	0
Total net obligation	0	0
Total recognized in other comprehensive income (before tax
effects)	$1,103	$(172)

Total recognized in net periodic benefit cost and other
comprehensive income (before tax effects)	$1,105	$(144)

	2008	2007
Amounts Expected to be Recognized in Net Periodic Cost in
the Coming Year
(Gain)/loss recognition	$155	$38
Prior service cost recognition	$0	$0
Net initial obligations/(asset) recognition	$0	$0

Weighted-Average Assumptions Used to Determine Net
Periodic Cost for Fiscal Periods Ending as of December 31
Discount rate	6.50%	6.00%
Expected asset return	7.00%	7.00%
Salary Scale	N/A	N/A

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Plan Assets

Asset Category	Expected Long- Term Return	Target Allocation	2008U	2007U
Equity securities	8.50%	55%	51%	58%
Debt securities	5.50%U	45%	49%	42%
Total	7.00%	100%	100%	100%

Estimated Future Benefit Payments
Expected company contributions in the following fiscal year	$200
Expected Benefit Payments:
In the first year following the disclosure date	$96
In the second year following the disclosure date	$100
In the third year following the disclosure date	$145
In the fourth year following the disclosure date	$85
In the fifth year following the disclosure date	$170
In the sixth year following the disclosure date	$691

Note 7 - Related Party Transactions

     On January 1, 1995, the Company entered into a consulting and non-competition agreement with James H. Williams who was a director of the Company until May 24, 2006 and who was also the largest stockholder until November 14, 2006. Under the agreement, Mr. Williams provides consulting services on various operational and financial issues and is currently paid at an annual rate of $186 but in no event is such annual rate permitted to exceed $200. Mr. Williams also agreed to keep all Company information confidential and not to compete directly or indirectly with the Company for the term of the agreement and for a period of two years thereafter. The initial term of this agreement expired on December 31, 2004 and automatically renews thereafter for successive one-year terms (subject to termination at the end of the initial term or any renewal term on at least 90 days’ notice). This agreement automatically renewed for a one-year extension until December 31, 2009.

     As of December 31, 2008 the Chief Executive Officer was indebted to the Company in the amount of $141, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at December 31, 2008 and 2007. No payments on this indebtedness have been made since November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. Until such time as a plan of reorganization is confirmed by the Bankruptcy Court, the exact amount of the indebtedness that is likely to be repaid and the terms of repayment are unknown.

     In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC. The three-year agreement is anticipated to provide up to $4,000 in revenue to the Company. The Company received $1,369 and $81 in revenue from Buffalo City in 2008 and 2007, respectively. In addition, the Company’s accounts receivable included $929 and $122 due from Buffalo City at December 31, 2008 and 2007, respectively. A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

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

     Credit risk with respect to trade accounts receivable was concentrated with three of the Company’s customers in 2008 and one customer in 2007. These customers accounted for approximately 55% and 30% of the Company’s outstanding trade accounts receivable at December 31, 2008 and 2007, respectively. These customers are Buffalo City and distributors of telecommunications and private cable television components. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

     The Company’s largest customer accounted for approximately 25% and 23% of the Company’s sales in each of the years ended December 31, 2008 and 2007, respectively. This customer accounted for approximately 20% and 30% of the Company’s outstanding trade accounts receivable at December 31, 2008 and 2007, respectively. A second customer accounted for approximately 11% of the Company’s sales in each of the years ended December 31, 2008 and 2007 This customer accounted for approximately 11% of the Company’s outstanding trade accounts receivable at December 31, 2008. A third customer accounted for 24% of the Company’s trade accounts receivable at December 31, 2008. The Company had sales outside the United States of 1% and 2% in each of years ended December 31, 2008 and 2007, respectively.

Note 9 – Stock Repurchase Program

     On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”). The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. The Company repurchased 32 shares during 2008 under the 2002 Program. On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2008, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program. The Company intends to continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program.

Note 10 – Preferred Stock

     The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2008 and 2007, there were no outstanding preferred shares.

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

     The following tables summarize information about stock options outstanding for the years ended December 31, 2008 and 2007:

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

	1994 Plan (#)	Weighted- Average Exercise Price ($)	1995 Plan (#)	Weighted- Average Exercise Price ($)	1996 Plan (#)	Weighted- Average Exercise Price ($)	2005 Employee Plan (#)	Weighted- Average Exercise Price ($)	2005 Director Plan (#)	Weighted- Average Exercise Price ($)
Shares under option:
Options outstanding at
January 1, 2007	17	2.88	919	5.08	148	4.30	403	2.32	40	1.91
Granted	-	-	-	-	-	-	354	1.98	40	1.98
Exercised	-	-	-	-	-	-	-	-	-	-
Forfeited	-	-	(312)	6.88	-	-	(9)	3.76	-	-
Options outstanding at
December 31, 2007	17	2.88	607	4.21	148	4.30	748	2.15	80	1.94
Granted	-	-	-	-	-	-	188	0.76	74	1.21
Exercised	-	-	-	-	-	-	-	-	-	-
Forfeited	(3)	2.88	(12)	5.21	(20)	6.88	(13)	2.64	-	-
Options outstanding at
December 31, 2008	14	2.88	595	4.19	128	3.89	923	1.86	154	1.59
Options exercisable at
December 31, 2008	14	2.88	595	4.19	128	3.89	397	2.29	80	1.94
Weighted-average fair
value of options
granted during:
2007	-		-		-		$1.36		$1.36
2008	-		-		-		$0.52		$0.76

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

Total options available for grant were 217 and 465 at December 31, 2008 and December 31, 2007, respectively.

	Options Outstanding			Options Exercisable

Range of Exercise Prices ($)	Number of Options Outstanding at 12/31/08	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price ($)	Number Exercisable at 12/31/08	Weighted- Average Exercise Price ($)

1994 Plan: 2.88	14	2.1	2.88	14	2.88

1995 Plan: 2.88 to	595	3.1	4.19	595	4.19
7.38

1996 Plan: 2.05 to	128	3.6	3.89	128	3.89
7.03

2005 Employee Plan:
0.76 to 3.84	923	8.1	1.86	397	2.29

2005 Director Plan:
0.76 to 1.98	154	8.5	1.59	80	1.94

The exercisable options under each of the Plans at December 31, 2008 had an intrinsic value of $0.

Note 12 - Income Taxes

The following summarizes the provision (benefit) for income taxes:

	2008	2007
Current:
Federal	$--	$--
State and local	--	--
	--	--
Deferred:
Federal	(86)	(252)
State and local	(15)	(45)
	(101)	(297)
Valuation allowance	101	297
Provision (benefit) for income taxes	$--	$--

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

	2008	2007

Provision (benefit) for Federal income taxes at the statutory rate	$(140)	$(170)
State and local income taxes, net of Federal benefit	(16)	(20)
Other, net	55	(107)
Change in valuation allowance	101	297
Provision (benefit) for income taxes	$--	$--

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$116	$133
Inventories	1,479	3,036
Goodwill	1,525	1,892
Net operating loss carry forward	5,263	3,346
Total deferred tax assets	8,383	8,407
Deferred tax liabilities:
Depreciation	(87)	(10)
Total deferred tax liabilities	(87)	(10)
	8,296	8,397
Valuation allowance	(5,940)	(6,041)
Net	$2,356	$2,356

     The Company has recorded $436 and $1,920 of short term and long term deferred tax assets, respectively, as of December 31, 2008, since it projects recovering these benefits over the next three to five years. The Company also considered various tax strategies in arriving at the carrying amount of deferred tax assets. A valuation allowance has been recorded against the balance of the long-term deferred tax benefits since management does not believe the realization of these benefits is more likely than not. As of December 31, 2008, the Company had federal net operating loss carry forwards and state net operating loss carry forwards of approximately $7,955 and $3,520, which will begin to expire in the year 2022 and 2010, respectively.

Note 13 – Discontinued Operations (Subscribers and passings in whole numbers)

     The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for the disposal of certain subsidiaries during the years ended December 31, 2008 and 2007.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

     In June 2002 the Company acquired its initial ownership interest in BDR Broadband, LLC and in October 2006 acquired the 10% minority interest that had been owned by Priority Systems, LLC for nominal consideration. In June 2002, BDR acquired certain rights-of-entry for multiple dwelling unit cable television and high-speed data systems (the “BDR Systems”). As a result of BDR acquiring additional rights-of-entry, at the time of divesture in December 2006, BDR owned BDR Systems for approximately 25 MDU properties in the State of Texas, representing approximately 3,300 MDU cable television subscribers and 8,400 passings. The BDR Systems were upgraded with approximately $81 and $799 of interdiction and other products of the Company during 2006 and 2005, respectively. During 2004, two BDR Systems located outside of Texas were sold.

     On December 15, 2006, the Company and BDR entered into a Membership Interest Purchase Agreement ("Purchase Agreement") with DirecPath Holdings, LLC, a Delaware limited liability company ("DirecPath") pursuant to which and on such date, the Company sold all of the issued and outstanding membership interests of BDR to DirecPath.

     Pursuant to the Purchase Agreement, DirecPath paid the Company an aggregate purchase price of $3,130 in cash, resulting in a gain of approximately $880 on the sale, after certain post-closing adjustments, including an adjustment for cash, an adjustment for working capital and adjustments related to the number of subscribers for certain types of services, all as of the closing date and as set forth in the Purchase Agreement. A portion of the purchase price, $37, is being held in an escrow account, and is included as part of the prepaid and other current assets, pursuant to an Escrow Agreement dated December 15, 2006, among the Company, DirecPath and U.S. Bank National Association, to secure the Company’s indemnification obligations under the Purchase Agreement.

     In addition, in connection with the divestiture transaction, on December 15, 2006, the Company entered into a Purchase and Supply Agreement with DirecPath, LLC, a wholly-owned subsidiary of DirecPath ("DPLLC"), pursuant to which DPLLC is contractually obligated to purchase $1,630 of products from the Company, subject to certain adjustments, over a period of three (3) years. DPLLC purchased $64 and $404 of equipment from the Company in 2008 and 2007, respectively.

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

     Based on this decision, the Company recognized net loss on disposal of approximately $290 related to the Hybrid fixed assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property locations. While the Company has wound down almost all

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

of the operations of Hybrid, it continues to perform certain basic administrative services which provide an immaterial amount of positive cash flow and are not expected to have a negative effect on net income.

     As a result of the above, the Company reflected the disposal of Hybrid as a discontinued operation. Components of the loss from discontinued operations are as follows:

	Year Ended December 31,

	2008	2007
Net Sales	$ 105	$ 147
Cost of goods sold	91	137
Gross profit	14	10

General and administrative	49	259
Other income	-	-

Net loss	$ (35)	$ (249)

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Stockholders of Blonder Tongue Laboratories, Inc. Old Bridge, New Jersey

The audits referred to in our report dated March 26, 2009 relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ Marcum and Kliegman, LLP Marcum and Kliegman, LLP New York, New York

March 26, 2009

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended December 31, 2008 and 2007
(Dollars in thousands)

Column AU	Column BU	Column CU		Column DU	Column E
		Additions
	Balance at	Charged	Charged
Allowance for Doubtful	Beginning	to	to Other	Deductions	Balance at
AccountsU	of YearU	ExpensesU	AccountsU	Write-OffsU	End of YearU
Year ended December 31, 2008:	$349	$25	-	$(70)	$304
Year ended December 31, 2007:	$652	-	-	$(303)	$349

Deferred Tax Asset U
Valuation AllowanceU
Year ended December 31, 2008:	$6,041	-	-	$(101)	$5,940
Year ended December 31, 2007:	$6,338	-	-	$(297)	$6,041

Inventory ReserveU
Year ended December 31, 2008:	$7,144	$799	-	$(4,896)(1)	$3,047
Year ended December 31, 2007:	$6,830	$314	-	-	$7,144

(1) Disposal of fully reserved inventory.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                       BLONDER TONGUE LABORATORIES, INC.

Date: March 30, 2009                                                                 By: /S/  James A. Luksch
                                                                                                            James A. Luksch
                                                                                                            Chief Executive Officer

                                                                                                      By:U /s/ Eric Skolnik
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

NameU		TitleU	DateU

U /S/ JAMES A. LUKSCH	U	Director and Chief Executive Officer	March 30, 2009
James A. Luksch		(Principal Executive Officer)

U /S/ ERIC SKOLNIK		Senior Vice President and Chief	March 30, 2009
Eric Skolnik		Financial Officer (Principal Financial
Officer and Principal Accounting
Officer)

U /S/ ROBERT J. PALLE, JR.	U	Director, President, Chief Operating	March 30, 2009
Robert J. Pallé, Jr.		Officer and Secretary

U /S/ ANTHONY BRUNO	U	Director	March 30, 2009
Anthony Bruno

U /S/ JAMES F. WILLIAMS	U	Director	March 30, 2009
James F. Williams

U /S/ ROBERT B. MAYER	U	Director	March 30, 2009
Robert B. Mayer

/S/ GARY P. SCHARMETT	U	Director	March 30, 2009
Gary P. Scharmett

U /S/ ROBERT E. HEATON	U	Director	March 30, 2009
Robert E. Heaton