Form 10-Q
period 2009-03-31
BLONDER TONGUE LABORATORIES INC
filed 2009-05-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009,

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
	ACT OF 1934 FOR THE TRANSITION PERIOD FROM	TO	.

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC. (Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Yes X No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      No

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

Yes        No X

Number of shares of common stock, par value $.001, outstanding as of May 14, 2009: 6,190,554

The Exhibit Index appears on page 19.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	March 31,	December 31,
	2009	2008
Assets (Note 5)
Current assets:
Cash ...........................................................................................	$1,580	$2,469
Accounts receivable, net of allowance for doubtful
accounts of $246 and $304, respectively .............................................	2,847	3,787
Inventories (Note 4) .......................................................................	9,785	8,976
Prepaid and other current assets ......................................................	431	372
Deferred income taxes ....................................................................	436	436
Total current assets ............................................................	15,079	16,040
Inventories, net non-current (Note 4) .........................................................	4,457	4,392
Property, plant and equipment, net of accumulated
depreciation and amortization ...........................................................	4,114	4,176
License agreements, net .........................................................................	220	155
Other assets, net ..................................................................................	328	359
Deferred income taxes ...........................................................................	1,920	1,920
	$26,118	$27,042
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 5) .......................................	$234	$237
Accounts payable ......................................................................	818	1,744
Accrued compensation ................................................................	883	681
Accrued benefit liability ...............................................................	714	714
Income taxes payable ..................................................................	49	49
Other accrued expenses ...............................................................	237	402
Total current liabilities .......................................................	2,935	3,827

Long-term debt (Note 5) ........................................................................	3,223	3,779
Commitments and contingencies ............................................................	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares;
no shares outstanding ...............................................................	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued ...................................................................	8	8
Paid-in capital ..........................................................................	25,253	25,188
Retained earnings .....................................................................	3,795	3,336
Accumulated other comprehensive loss	(1,757)	(1,757)
Treasury stock, at cost, 2,273 shares .............................................	(7,339)	(7,339)
Total stockholders’ equity ................................................	19,960	19,436
	$26,118	$27,042
See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net sales ......................................................................................................	$8,933	$6,884
Cost of goods sold .........................................................................................	5,279	4,424
Gross profit ............................................................................................	3,654	2,460
Operating expenses:
Selling ..................................................................................................	1,112	1,064
General and administrative ........................................................................	1,526	1,285
Research and development .......................................................................	585	516
	3,223	2,865
Earnings (loss) from operations ........................................................................	431	(405)
Other expense - interest expense (net) ................................................................	(38)	(111)
Earnings (loss) from continuing operations before income taxes. .............................	393	(516)
Provision (benefit) for income taxes ...................................................................	-	-
Earnings (loss) from continuing operations .........................................................	393	(516)
Discontinued operations (Note 6): .....................................................................
Income (loss) from discontinued operations (net of tax) ......................................	4	(23)
Loss from Hybrid disposal ............................................................................	-	(405)
Income from disposal of subsidiary .................................................................	62	-
Total discontinued operations .......................................................................	66	(428)
Net earnings (loss) .........................................................................................	$459	$(944)
Basic and diluted earnings (loss) per share from continuing
operations ...................................................................................................	$0.06	$(0.08)
Basic and diluted income (loss) per share from discontinued
operations ...................................................................................................	-	-
Basic and diluted loss per share on Hybrid disposal .............................................	-	(0.07)
Basic and diluted income per share from disposal of subsidiary ..............................	0.01	-
	0.01	(0.07)
Basic and diluted net earnings (loss) per share ....................................................	$0.07	$(0.15)
Basic and diluted weighted average shares outstanding ........................................	6,191	6,222

See accompanying notes to consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net earnings (loss) ...............................................................................................	$459	$(944)
Adjustments to reconcile net earnings (loss) to cash
used in operating activities:
Stock compensation expense .............................................................................	65	116
Loss on Hybrid disposal ...................................................................................	-	405
Gain on disposal of subsidiary ..........................................................................	(62)	-
Depreciation ......................................................................................................	106	113
Amortization .....................................................................................................	35	8
Allowance for doubtful accounts ......................................................................	(58)	(50)
Provision for inventory reserves .......................................................................	169	(182)
Changes in operating assets and liabilities:
Accounts receivable ..........................................................................................	998	664
Inventories ........................................................................................................	(1,043)	(752)
Prepaid and other current assets .......................................................................	(59)	(249)
Other assets .......................................................................................................	(69)	47
Income taxes ......................................................................................................	-	-
Accounts payable, accrued compensation and other accrued expenses ......................................................................................	(889)	234
Net cash used in operating activities .............................................................	(348)	(590)
Cash Flows From Investing Activities:
Capital expenditures ...........................................................................................	(44)	(47)
Proceeds from disposal of subsidiary ................................................................	62	-
Net cash provided by (used in) investing activities .....................................	18	(47)
Cash Flows From Financing Activities:
Borrowings of debt ...........................................................................................	-	8,030
Repayments of debt .........................................................................................	(559)	(7,608)
Net cash provided by (used in) financing activities ...................................	(559)	422
Net decrease in cash ...................................................................................	(889)	(215)
Cash, beginning of period ..................................................................................	2,469	270
Cash, end of period ...........................................................................................	$1,580	$55
Supplemental Cash Flow Information:
Cash paid for interest .....................................................................................	$51	$109
Cash paid for income taxes .............................................................................	-	-

.

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Note 1 - Company and Basis of Presentation

     Blonder Tongue Laboratories, Inc. (the “Company”) is a technology-development and manufacturing company that delivers encoding, digital transport, and broadband product solutions to the cable markets the Company serves, including the multi-dwelling unit market, the lodging/hospitality market and the institutional market including, hospitals, prisons and schools, primarily throughout the United States. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     The results for the first quarter of 2009 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at March 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2008.

Note 2- Earnings (loss) Per Share

     Earnings (loss) per share are calculated in accordance with Financial Accounting Standards Board (“FASB”) No. 128, “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,601 and 1,572 related to stock options for March 31, 2009 and 2008, respectively. These shares were excluded due to their antidilutive effect.

Note 3 – New Accounting Pronouncements

     In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2). FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is evaluating the impact of FSP 115-2 and 124-2 on its financial statements.

     In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is evaluating the impact of FSP 157-4 on is financial statements.

     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements. FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. The Company is evaluating the impact of this FSP on its financial statements.

     In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. Except for additional disclosures, the Company does not expect the adoption of FSP132(R)-1 to have an impact on its financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

     In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

     In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 "("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations” which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

     The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting pronouncements and regulations that will become effective in subsequent periods and are not expected to have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 4 – Inventories

Inventories net of reserves are summarized as follows:
	(unaudited)
	March 31,	Dec. 31,
	2009	2008
Raw Materials ...................................................................	$7,539	$6,854
Work in process ................................................................	2,821	3,116
Finished Goods .................................................................	7,098	6,445
	17,458	16,415
Less current inventory .......................................................	(9,785)	(8,976)
	7,673	7,439
Less Reserve primarily for excess inventory ............................	(3,216)	(3,047)
	$4,457	$4,392

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

     Approximately 55% of the non-current inventories are comprised of finished goods. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 5 – Debt

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

     Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25%. The Term Loan bears interest at a rate per annum equal to Prime plus 0.50%. Prime was 3.25% on March 31, 2009.

     The Revolver terminates on August 5, 2011, at which time all outstanding borrowings under the Revolver are due. The Term Loan matures on August 5, 2011 and requires equal monthly principal payments of approximately $17 each, plus interest, with the remaining balance due at maturity. The loans are subject to a prepayment penalty if satisfied in full prior to the second anniversary of the effective date of the loans. During the first quarter ended March 31, 2009, the Company made an elective $500 additional Term Loan payment.

     The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

     Proceeds from the Term Loan were used to refinance the Company’s credit facility with National City Business Credit, Inc. and National City Bank, to pay transaction costs, to provide working capital and for other general corporate purposes. As of March 31, 2009, the Company has not drawn any funds under the Revolver.

Note 6 – Discontinued Operations (Subscribers and passings in whole numbers)

     The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for the disposal of certain subsidiaries during the three-month periods ended March 31, 2009 and 2008.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

     On December 15, 2006, the Company and its former subsidiary BDR Broadband, LLC (“BDR”) entered into a Membership Interest Purchase Agreement ("Purchase Agreement") with DirecPath Holdings, LLC, a Delaware limited liability company ("DirecPath"), pursuant to which and on such date, the Company sold all of the issued and outstanding membership interests of BDR to DirecPath.

     Pursuant to the Purchase Agreement, DirecPath paid the Company an aggregate purchase price of $3,130 in cash, resulting in a gain of approximately $880 on the sale, after certain post-closing adjustments, including an adjustment for cash, an adjustment for working capital and adjustments related to the number of subscribers for certain types of services, all as of the closing date and as set forth in the Purchase Agreement. A portion of the purchase price in the amount of $37, was held in an escrow account, and was included as part of the prepaid and other current assets as of December 31, 2008, pursuant to an Escrow Agreement dated December 15, 2006, among the Company, DirecPath and U.S. Bank National Association, to secure the Company’s indemnification obligations under the Purchase Agreement. During January 2009, all remaining amounts in the escrow account were released back to the Company and all indemnification obligations were satisfied. Accordingly, the Company recognized an additional gain of approximately $62 on the sale.

     In addition, in connection with the divestiture transaction, on December 15, 2006, the Company entered into a Purchase and Supply Agreement with DirecPath, LLC, a wholly-owned subsidiary of DirecPath ("DPLLC"), pursuant to which DPLLC is contractually obligated to purchase $1,630 of products from the Company, subject to certain adjustments, over a period of three (3) years. DPLLC purchased zero, $64 and $404 of equipment from the Company in 2009 (through the end of the first quarter), 2008 and 2007, respectively.

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

     Based on this decision, the Company recognized an initial net loss on disposal of approximately $405, which in the third quarter of 2008 was adjusted to $290, related to the Hybrid fixed assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property locations. While the Company has wound down almost all of the operations of Hybrid, it continues to perform certain basic administrative services which provide an immaterial amount of positive cash flow and are not expected to have a negative effect on net income.

     As a result of the above, the Company reflected the disposal of Hybrid and the results of its operations for the three months ended March 31, 2009 and 2008, as a discontinued operation. Components of the loss from discontinued operations are as follows:

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands) (unaudited)

	Three Months Ended March 31,
	2009	2008

Net Sales...................................................	$24	$27
Cost of Sales.............................................	20	23

Gross profit ......................................	4	4
General and administrative ......................	-	27
Net income (loss) ....................................	$4	$(23)

Note 7 – Related Party Transactions

     As of March 31, 2009 the Chief Executive Officer was indebted to the Company in the amount of $141, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at March 31, 2009 and December 31, 2008. No payments on this indebtedness have been made since November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. Until such time as a plan of reorganization is confirmed by the Bankruptcy Court, the exact amount of the indebtedness that is likely to be repaid and the terms of repayment are unknown.

     In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC. The three-year agreement is anticipated to provide up to $4,000 in revenue to the Company. The Company received $193 and $551 in revenue from Buffalo City in the three months ended March 31, 2009 and 2008, respectively. In addition, the Company’s accounts receivable included $928 and $929 due from Buffalo City at March 31, 2009 and December 31, 2008, respectively. A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

Note 8 – Income Taxes

     The current provision for income taxes for the first three months of 2009 and 2008 was zero. A valuation allowance was recorded for the benefit of the 2008 tax loss and the Company increased its deferred tax asset to the extent it utilized a net operating loss carry forward in 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe”, “expect”, “anticipate”, “project” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

     Today the Company is a technology-development and manufacturing company that delivers encoding, digital transport, and broadband product solutions to the cable markets the Company serves, including the multi-dwelling unit market, the lodging/hospitality market and the institutional market, including, hospitals, prisons and schools, primarily throughout the United States. The technology requirements of these markets change rapidly and the Company is continually developing and adding new products. Recently, the Company has focused on the development of products for digital signal generation and transmission and, during 2008, the Company entered into various agreements for technologies in concert with its new digital encoder line of products. As a result, the Company has significantly expanded its digital product line. The evolution of the Company’s product lines will focus on the increased needs created in the digital space by IPTV, digital video and HDTV signals and the transport of these signals over state of the art broadband networks.

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

     A key component of the Company’s strategy is to leverage its reputation across a broad product line, offering one-stop shop convenience to cable, broadcast, and professional markets and delivering products having a high performance-to-cost ratio. The Company continu es to expand its core product lines, including digital and analog products (headend and distribution), to maintain its ability to provide all of the electronic equipment necessary to build small cable systems and much of the equipment needed in larger systems for the most efficient operation and highest profitability in high density applications. The Company has also divested its interests in certain non-core businesses as part of its strategy to focus on the efficient operation of its core businesses.

     In 2007, the Company commenced an initiative to manufacture products in the People’s Republic of China (“PRC”) in order to reduce the Company’s manufacturing costs and allow a more aggressive marketing program in the private cable market. The Company’s manufacturing initiative in the PRC entails a combination of contract manufacturing agreements and purchasing agreements with key PRC manufacturers that can most fully meet the Company’s needs. In early 2007, the Company entered into a manufacturing agreement with a key contract manufacturer in the PRC that governs its production of certain of the Company’s products upon the receipt of purchase orders from the Company. In 2008, the Company’s PRC initiative continued with the transfer of manufacturing for certain high volume, labor intensive products to the PRC, including many of the Company’s analog products. The Company’s expects that proprietary products and those requiring less labor will continue to be manufactured at the New Jersey facility, including most of the Company’s digital products. The Company expects this ongoing transition will continue to be implemented in phases over the next several years with the goal that it will ultimately relate to products representing a significant portion (but less than a majority) of the Company’s net sales. The first products were produced in the PRC during the fourth quarter of 2007.

     In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC. The three-year agreement is anticipated to provide up to $4,000,000 in revenue to the Company. The Company received $193,000 and $551,000 in revenue from Buffalo City in the first three months of 2009 and 2008, respectively. A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

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

     Based on this decision, in 2008 the Company recognized an initial net loss on disposal of approximately $405,000, which in the third quarter of 2008 was adjusted to $290,000, related to the Hybrid fixed assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property locations. While the Company has wound down almost all of the operations of Hybrid, it continues to perform certain basic administrative services which provide an immaterial amount of positive cash flow and are not expected to have a negative effect on net income.

     The Federal Communications Commission (FCC) mandated that all analog broadcasts were to cease by February 17, 2009; however, this date has been extended to June 12, 2009. In anticipation of this analog shut down, the FCC also granted second licenses to all broadcasters to begin simulcasting digital signals. As a result, the Company expects to see a continuing shift in product mix from analog products to digital products. Accordingly, any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

Results of Operations

First three months of 2009 Compared with first three months of 2008

     Net Sales. Net sales increased $2,049,000, or 29.8%, to $8,933,000 in the first three months of 2009 from $6,884,000 in the first three months of 2008. The increase in sales is primarily attributed to an increase in analog headend and digital products. Analog headend products were $4,120,000 and $3,111,000 and digital products were $2,344,000 and $963,000 in the first three months of 2009 and 2008, respectively.

     Cost of Goods Sold. Cost of goods sold increased to $5,279,000 for the first three months of 2009 from $4,424,000 for the first three months of 2008 but decreased as a percentage of sales to 59.1% from 64.3%. The increase was primarily due to increased sales. The decrease as percentage of sales was primarily attributed to a more favorable product mix.

     Selling Expenses. Selling expenses increased to $1,112,000 for the first three months of 2009 from $1,064,000 in the first three months of 2008 but decreased as a percentage of sales to 12.5% for the first three months of 2009 from 15.5% for the first three months of 2008. The $48,000 increase was primarily the result of an increase in commissions of $36,000 due to an increase in sales.

     General and Administrative Expenses. General and administrative expenses increased to $1,526,000 for the first three months of 2009 from $1,285,000 for the first three months of 2008 but decreased as a percentage of sales to 17.1% for the first three months of 2009 from 18.7% for the first three months of 2008. The $241,000 increase was primarily the result of an increase in salaries of $269,000 due to accrued executive bonuses of $306,000 for 2009.

     Research and Development Expenses. Research and development expenses increased to $585,000 in the first three months of 2009 from $516,000 in the first three months of 2008 but decreased as a percentage of sales to 6.6% for the first three months of 2009 from 7.5% for the first three months of 2008. This $69,000 increase is primarily the result of an increase in salaries and fringe benefits of $30,000 due to an increase in headcount and an increase in amortization of license fees of $27,000.

     Operating Income (Loss). Operating income of $431,000 for the first three months of 2009 represents an improvement from an operating loss of $(405,000) for the first three months of 2008. Operating income as a percentage of sales improved to 4.8 % in the first three months of 2009 from (5.9) % in the first three months of 2008.

     Other Expense. Interest expense decreased to $38,000 in the first three months of 2009 from $111,000 in the first three months of 2008. The decrease is the result of lower average borrowing and lower cost of funds.

     Income Taxes. The current provision for income taxes for the first three months of 2009 and 2008 was zero. A valuation allowance was recorded for the benefit of the 2008 tax loss and the Company increased its deferred tax asset to the extent it utilized a net operating loss carry forward in 2009.

Liquidity and Capital Resources

     As of March 31, 2009 and December 31, 2008, the Company’s working capital was $12,144,000 and $12,213,000, respectively. The decrease in working capital is primarily due to an additional elective long term debt payment of $500,000 made during the three month period ended March 31, 2009.

     The Company’s net cash used in operating activities for the three-month period ended March 31, 2009 was $348,000, compared to $590,000 for the three-month period ended March 31, 2008 primarily due to an increase in net earnings of $459,000.

     Cash provided by investing activities for the three-month period ended March 31, 2009 was $18,000, which was primarily attributable to proceeds from the sale of a subsidiary of $62,000 offset by an increase in capital expenditures of $44,000.

     Cash used in financing activities was $559,000 for the first three months of 2009, which was comprised of repayment of debt.

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

     Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25%. The Term Loan bears interest at a rate per annum equal to Prime plus 0.50%.

     The Revolver terminates on August 5, 2011, at which time all outstanding borrowings under the Revolver are due. The Term Loan matures on August 5, 2011 and requires equal monthly principal payments of approximately $17,000 each, plus interest, with the remaining balance due at maturity. The loans are subject to a prepayment penalty if satisfied in full prior to the second anniversary of the effective date of the loans. During the first quarter ended March 31, 2009, the Company made an elective $500,000 additional Term Loan payment.

     The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

     Proceeds from the Term Loan were used to refinance the Company’s credit facility with National City Business Credit, Inc. and National City Bank, to pay transaction costs, to provide working capital and for other general corporate purposes. As of March 31, 2009, the Company has not drawn any funds under the Revolver.

     The Company anticipates that the cash generated from operations, existing cash balances and amounts available under its credit facility with Sovereign, will be sufficient to satisfy its foreseeable working capital needs.

New Accounting Pronouncements

     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2). FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is evaluating the impact of FSP 115-2 and 124-2 on its financial statements.

     In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is evaluating the impact of FSP 157-4 on is financial statements.

     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements. FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. The Company is evaluating the impact of this FSP on its financial statements.

     In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. Except for additional disclosures, the Company does not expect the adoption of FSP132(R)-1 to have an impact on its financial statements

     In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

     In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 "("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations” which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of

(a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

     The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting pronouncements and regulations that will become effective in subsequent periods and are not expected to have a significant impact on the Company’s consolidated financial statements at the time they become effective

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2009.

     During the quarter ended March 31, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

     As of March 31, 2009, the Company’s Chief Executive Officer was indebted to the Company in the amount of $140,000, for which no interest has been charged. This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002. This debt was being repaid at the rate of $1,000 per month, all of which represented principal payments on the indebtedness, until November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Since the time of filing, payments on this indebtedness have been subject to the automatic stay provisions of the United States Bankruptcy Code and, accordingly, no additional payments have been made. The Chief Executive Officer’s interest in the Bankruptcy petition in connection with this indebtedness is adverse to the Company. Until such time as the Chief Executive Officer’s plan of reorganization is confirmed by the Bankruptcy Court, the exact amount of the indebtedness that is likely to be repaid and the terms of repayment are unknown.

ITEM 6. EXHIBITS

Exhibits

The exhibits are listed in the Exhibit Index appearing at page 19 herein.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: May 14, 2009	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
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

