Form 10-Q
period 2009-06-30
BLONDER TONGUE LABORATORIES INC
filed 2009-08-06
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009,

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Yes       No ___

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

Yes       No   X

Number of shares of common stock, par value $.001, outstanding as of August 6, 2009: 6,190,554

The Exhibit Index appears on page 21.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	June 30,	December 31,
	2009	2008
Assets (Note 5)
Current assets:
Cash	$778	$2,469
Accounts receivable, net of allowance for doubtful accounts of $265 and $304, respectively	2,891	3,787
Inventories (Note 4)	9,996	8,976
Prepaid and other current assets	481	372
Deferred income taxes	436	436
Total current assets	14,582	16,040
Inventories, net non-current (Note 4)	4,424	4,392
Property, plant and equipment, net of accumulated depreciation and amortization	4,109	4,176
License agreements, net	262	155
Other assets, net	299	359
Deferred income taxes	1,920	1,920
	$25,596	$27,042
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 5)	$233	$237
Accounts payable	868	1,744
Accrued compensation	783	681
Accrued benefit liability	714	714
Income taxes payable	49	49
Other accrued expenses	171	402
Total current liabilities	2,818	3,827

Long-term debt (Note 5)	3,179	3,779
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,285	25,188
Retained earnings	3,402	3,336
Accumulated other comprehensive loss	(1,757)	(1,757)
Treasury stock, at cost, 2,273 shares	(7,339)	(7,339)
Total stockholders’ equity	19,599	19,436
	$25,596	$27,042
See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$6,257	$8,562	$15,190	$15,446
Cost of goods sold	4,052	5,721	9,331	10,145
Gross profit	2,205	2,841	5,859	5,301
Operating expenses:
Selling	1,039	1,125	2,151	2,189
General and administrative	895	1,285	2,421	2,570
Research and development	627	456	1,212	972
	2,561	2,866	5,784	5,731
Earnings (loss) from operations	(356)	(25)	75	(430)
Other Expense: Interest expense (net)	(40)	(139)	(78)	(250)
Loss from continuing operations before income taxes	(396)	(164)	(3)	(680)
Provision (benefit) for income taxes	-	-	-	-
Loss from continuing operations	(396)	(164)	(3)	(680)
Discontinued operations: (Note 6)
Earnings (loss) from discontinued operations (net of tax)	3	-	7	(24)
Gain (loss) on disposal of Assets of Subsidiary	-	118	62	(286)
Total discontinued operations	3	118	69	(310)
Net earnings (loss)	$(393)	$(46)	$66	$(990)
Basic and diluted loss per share from continuing operations	$(0.06)	$(0.03)	$-	$(0.11)
Basic and diluted loss per share from discontinued operations	-	-	-	-
Basic and diluted gain (loss) per share on disposal of assets of subsidiary	-	$0.02	$0.01	$(0.05)
	-	$0.02	$0.01	$(0.05)
Basic and diluted net earnings (loss) per share	$(0.06)	$(0.01)	$0.01	$(0.16)
Basic and diluted weighted average shares outstanding	6,191	6,222	6,191	6,222

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net earnings (loss)	$66	$(990)
Adjustments to reconcile net earnings (loss) to cash used in operating activities:
Stock compensation expense	97	165
Write-down of Hybrid’s property and equipment	-	286
Gain on disposal of assets of subsidiary	(62)	-
Depreciation	210	204
Amortization	87	16
Allowance for doubtful accounts	20	(29)
Provision for inventory reserves	349	(2,744)
Changes in operating assets and liabilities:
Accounts receivable	876	(496)
Inventories	(1,401)	2,714
Prepaid and other current assets	(109)	(89)
Other assets	(90)	122
Accounts payable, accrued compensation and other accrued expenses	(1,005)	284
Net cash used in operating activities	(962)	(557)
Cash Flows From Investing Activities:
Capital expenditures	(143)	(103)
Proceeds from sale of subsidiary	62	41
Acquisition of licenses	(44)	-
Net cash used in investing activities	(125)	(62)
Cash Flows From Financing Activities:
Borrowings of debt	17	15,785
Repayments of debt	(621)	(15,343)
Net cash provided by (used in) financing activities	(604)	442
Net decrease in cash	(1,691)	(177)
Cash, beginning of period	2,469	270
Cash, end of period	$778	$93
Supplemental Cash Flow Information:
Cash paid for interest	$96	$244
Cash paid for income taxes	$-	$-

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

The results for the second quarter of 2009 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at June 30, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2008.

Note 2- Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with Financial Accounting Standards Board (“FASB”) No. 128, “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.  The diluted share base excludes incremental shares of 1,601 and 1,580 related to stock options for the three and six month periods ended June 30, 2009 and 2008, respectively.  These shares were excluded due to their antidilutive effect.

Note 3 – New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” Under the

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events,” which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This FASB was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of FASB 165.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling interests in Consolidated Financial Statements - An Amendment of ARB No, 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value.  Upon adoption of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity.  The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations.  SFAS No. 160 is effective for fiscal years, and interim period within those fiscal years, beginning on or after January 1, 2009.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned business acquired in the future.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15,

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting pronouncements and regulations that will become effective in subsequent periods and are not expected to have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 4 – Inventories

Inventories net of reserves are summarized as follows:
	(unaudited) June 30, 2009	Dec. 31, 2008
Raw Materials	$7,626	$6,854
Work in process	1,693	3,116
Finished Goods	7,921	6,445
	17,240	16,415
Less current inventory	(9,996)	(8,976)
	7,244	7,439
Less Reserve primarily for excess inventory	(2,820)	(3,047)
	$4,424	$4,392

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

Approximately 53% and 58% of the non-current inventories were comprised of finished goods at June 30, 2009 and December 31, 2008, respectively.  The Company has established a program to use interchangeable parts in its various

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

product offerings and to modify certain of its finished goods to better match customer demands.  In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50%.  Prime was 3.25% on June 30, 2009.

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

Proceeds from the Term Loan were used to refinance the Company’s credit facility with National City Business Credit, Inc. and National City Bank, to pay transaction costs, to provide working capital and for other general corporate purposes.  As of June 30, 2009, the Company has not drawn any funds under the Revolver.

Note 6 – Discontinued Operations

The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for the disposal of certain subsidiaries during the three-month and six-month periods ended June 30, 2009 and 2008.

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

On December 15, 2006, the Company and its former subsidiary BDR Broadband, LLC (“BDR”) entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with DirecPath Holdings, LLC, a Delaware limited liability company (“DirecPath”), pursuant to which and on such date, the Company sold all of the issued and outstanding membership interests of BDR to DirecPath.

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

In addition, in connection with the divestiture transaction, on December 15, 2006, the Company entered into a Purchase and Supply Agreement with DirecPath, LLC, a wholly-owned subsidiary of DirecPath (“DPLLC”), pursuant to which DPLLC is contractually obligated to purchase $1,630 of products from the Company, subject to certain adjustments, over a period of three (3) years.  DPLLC purchased $5, $64 and $404 of equipment from the Company in 2009 (through the end of the second quarter), 2008 and 2007, respectively.

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

As part of the Company’s on-going implementation of its strategic plan and evaluation of non-core business activities, the Company made the decision in 2008 to cease the operations of its wholly-owned subsidiary, Hybrid Networks, LLC (“Hybrid”), and liquidate its assets.  Hybrid’s business activities consisted of the operation of video, high-speed data and/or telephony systems (“Systems”) at four multi-dwelling unit communities under certain right-of-entry agreements (“ROE Agreements”).  Based on this decision, the Company recognized an initial net loss on disposal of approximately $405, which was subsequently adjusted to $286, related to the Hybrid fixed assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property locations.  While the Company has wound down almost all of the operations of Hybrid, it continues to perform certain basic administrative services which provide an immaterial amount of positive cash flow and are not expected to have a negative effect on net income.

As a result of the above, the Company reflected the disposal of Hybrid and the results of its operations for the three and six months ended June 30, 2009 and 2008, as a discontinued operation.  Components of the income (loss) from discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$24	$31	$48	$58
Cost of goods sold	20	16	40	39
Gross profit	4	15	8	19
General and administrative	1	15	1	43
Net income (loss)	$3	$-	$7	$(24)

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)
Note 7 – Related Party Transactions

As of June 30, 2009 the Chief Executive Officer was indebted to the Company in the amount of $141, for which no interest has been charged.  This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at June 30, 2009 and December 31, 2008.  No payments on this indebtedness have been made since November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code.  On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.  Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a distribution toward repayment of his pre-petition obligation to the Company pro rata with all of his other pre-petition debts in sixty (60) equal consecutive monthly installments, with payments to commence as soon as practicable under the terms of the confirmed plan.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which payments would commence are not presently determinable.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  The three-year agreement is anticipated to provide up to $4,000 in revenue to the Company.  The Company received $249 and $174 in revenue from Buffalo City in the three months ended June 30, 2009 and 2008, respectively and $442 and $725 in the six months ended June 30, 2009 and 2008, respectively.  In addition, the Company’s accounts receivable included $1,061 and $929 due from Buffalo City at June 30, 2009 and December 31, 2008, respectively.  Through June 30, 2009, the Company has received $1,892 in cumulative revenue under the agreement.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

Note 8 – Income Taxes

The current provision for income taxes for the three months and six months ended June 30, 2009 and 2008 was zero.  A valuation allowance was recorded for the benefit of the 2008 tax loss and the 2009 impact was not material.

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

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  The three-year agreement is anticipated to provide up to $4,000,000 in revenue to the Company.  The Company received $249,000 and $174,000 in revenue from Buffalo City in the three months ended June 30, 2009 and 2008, respectively, and $442,000 and $725,000 in the six months ended June 30, 2009 and 2008, respectively.    Through June 30, 2009, the Company has received $1,892,000 in cumulative revenue under the agreement.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

As part of the Company’s on-going implementation of its strategic plan and evaluation of non-core business activities, the Company made the decision in April 2008 to cease the operations of its wholly-owned subsidiary, Hybrid Networks, LLC (“Hybrid”), and liquidate its assets.  Hybrid’s business activities consisted of the operation of video, high-speed data and/or telephony systems (“Systems”) at four multi-dwelling unit communities under certain right-of-entry agreements (“ROE Agreements”).  The results of operations of Hybrid are reflected as discontinued operations in the consolidated statement of operations included in this Quarterly Report on Form 10-Q.

Based on this decision, in 2008 the Company recognized an initial net loss on disposal of approximately $405,000, which was subsequently adjusted to $286,000, related to the Hybrid fixed assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property locations.  While the Company has wound down almost all of the operations of Hybrid, it continues to perform certain basic administrative services which provide an immaterial amount of positive cash flow and are not expected to have a negative effect on  net income.

The Federal Communications Commission (FCC) mandated that all analog broadcasts were to cease by February 17, 2009; however, this date was extended to June 12, 2009.  In anticipation of this analog shut down, the FCC also granted second licenses to all broadcasters to begin simulcasting digital signals.  As a result, the Company expects to see a continuing shift in product mix from analog products to digital products.  Accordingly, any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

Results of Operations

Second three months of 2009 Compared with second three months of 2008

Net Sales.  Net sales decreased $2,305,000, or 26.9%, to $6,257,000 in the second three months of 2009 from $8,562,000 in the second three months of 2008.  The decrease in sales is primarily attributed to a decrease in analog headend and digital products.  Analog headend products were $2,671,000 and $3,219,000 and digital products were $1,208,000 and $2,969,000 in the second three months of 2009 and 2008, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $4,052,000 for the second three months of 2009 from $5,721,000 for the second three months of 2008 and decreased as a percentage of sales to 64.8% from 66.8%.  The decrease was primarily due to decreased sales. The decrease as percentage of sales was primarily attributed to a more favorable product mix.

Selling Expenses.  Selling expenses decreased to $1,039,000 for the second three months of 2009 from $1,125,000 in the second three months of 2008 but increased as a percentage of sales to 16.6% for the second three months of 2009 from 13.1% for the second three months of 2008.  The $86,000 decrease was primarily the result of a decrease in royalties of $25,000, a decrease in consulting fees of $24,000 and a decrease in freight expense of $19,000.

General and Administrative Expenses.  General and administrative expenses decreased to $895,000 for the second three months of 2009 from $1,285,000 for the second three months of 2008 and decreased as a percentage of sales to 14.3% for the second three months of 2009 from 15.0% for the second three months of 2008.  The $390,000 decrease was primarily the result of a decrease in salaries of $269,000 due to a reversal of accrued executive bonuses of $264,000 for 2009 and a decrease in miscellaneous taxes of $41,000.

Research and Development Expenses.  Research and development expenses increased to $627,000 in the second three months of 2009 from $456,000 in the second three months of 2008 and increased as a percentage of sales to 10.0% for the second three months of 2009 from 5.3% for the second three months of 2008. This $171,000 increase is primarily the result of an increase in salaries and fringe benefits of $85,000 due to an increase in headcount, an increase in amortization of license fees of $44,000 and an increase in consulting fees of $19,000.

Operating  Loss.  Operating loss of $356,000 for the second three months of 2009 represents an increase from the operating loss of $25,000 for the second three months of 2008.  Operating loss as a percentage of sales was 5.7 % in the second three months of 2009 compared to 0.3 % in the second three months of 2008.

Other Expense.  Interest expense decreased to $40,000 in the second three months of 2009 from $139,000 in the second three months of 2008.  The decrease is the result of lower average borrowing and lower cost of funds.

Income Taxes.  The current provision for income taxes for the second three months of 2009 and 2008 was zero.  A valuation allowance was recorded for the benefit of the 2008 tax loss and the 2009 impact was not material.

First six months of 2009 Compared with first six months of 2008

Net Sales.  Net sales decreased $256,000, or 1.7%, to $15,190,000 in the first six months of 2009 from $15,446,000 in the first six months of 2008.  The decrease in sales is primarily attributed to a decrease in digital products, contract manufactured products and fiber products, offset by an increase in analog headend products and reception products.  Digital products were $3,552,000 and $3,932,000, contract manufactured products were $442,000 and $725,000, fiber products were $371,000 and $635,000, analog headend products were $6,791,000 and $6,330,000 and reception products were $589,000 and $277,000 in the first six months of 2009 and 2008, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $9,331,000 for the first six months of 2009 from $10,145,000 for the first six months of 2008 and decreased as a percentage of sales to 61.4% from 65.7%.   The decrease was primarily attributed to a more favorable product mix.

Selling Expenses.  Selling expenses decreased to $2,151,000 for the first six months of 2009 from $2,189,000 in the first six months of 2008 and remained constant as a percentage of sales of 14.2% for the first six months of 2009 and 2008.  The $38,000 decrease was primarily the result of a decrease in consulting fees of $55,000.

General and Administrative Expenses.  General and administrative expenses decreased to $2,421,000 for the first six months of 2009 from $2,570,000 for the first six months of 2008 and decreased as a percentage of sales to 15.9% for the first six months of 2009 from 16.6% for the first six months of 2008.  The $149,000 decrease was primarily the result of a reduction of professional fees of $92,000 and a reduction in miscellaneous taxes of $27,000.

Research and Development Expenses.  Research and development expenses increased to $1,212,000 in the first six months of 2009 from $972,000 in the first six months of 2008 and increased as a percentage of sales to 8.0% for the first six months of 2009 from 6.3% for the first six months of 2008. This $240,000 increase is primarily the result of an increase in salaries and fringe benefits of $114,000 due to an increase in headcount and an increase in amortization of license fees of $71,000.

Operating Income (Loss).  Operating income of $75,000 for the first six months of 2009 represents an improvement from an operating loss of $(430,000) for the first six months of 2008.  Operating income as a percentage of sales improved to 0.5% in the first six months of 2009 from (2.8) % in the first six months of 2008.

Other Expense.  Interest expense decreased to $78,000 in the first six months of 2009 from $250,000 in the first six months of 2008.  The decrease is the result of lower average borrowing and lower cost of funds.

Income Taxes.  The current provision for income taxes for the first six months of 2009 and 2008 was zero.  A valuation allowance was recorded for the benefit of the 2008 tax loss and the 2009 impact was not material.

Liquidity and Capital Resources

As of June 30, 2009 and December 31, 2008, the Company’s working capital was $11,764,000 and $12,213,000, respectively.  The decrease in working capital is primarily due to an additional elective long term debt payment of $500,000 made during the six month period ended June 30, 2009.

The Company’s net cash used in operating activities for the six-month period ended June 30, 2009 was $962,000, compared to $557,000 for the six-month period ended June 30, 2008 primarily due to a decease in accounts payable and accrued expenses of $1,005,000 and a decrease in inventories of $1,401,000, which was partially offset by a decrease in accounts receivable of $876,000.

Cash used in investing activities for the six-month period ended June 30, 2009 was $125,000, which was primarily attributable to an increase in capital expenditures of $143,000.

Cash used in financing activities was $604,000 for the first six months of 2009, which was primarily comprised of repayment of debt of $621,000.

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

Proceeds from the Term Loan were used to refinance the Company’s credit facility with National City Business Credit, Inc. and National City Bank, to pay transaction costs, to provide working capital and for other general corporate purposes.  As of June 30, 2009, the Company has not drawn any funds under the Revolver.

The Company anticipates that the cash generated from operations, existing cash balances and amounts available under its credit facility with Sovereign, will be sufficient to satisfy its foreseeable working capital needs.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events,” which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This FASB was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of FASB 165.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling interests in Consolidated Financial Statements - An Amendment of ARB No, 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value.  Upon adoption of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity.  The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations.  SFAS No. 160 is effective for fiscal years, and interim period within those fiscal years, beginning on or after January 1, 2009.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned business acquired in the future.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2009.

During the quarter ended June 30, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

As of June 30, 2009, the Company’s Chief Executive Officer was indebted to the Company in the amount of $140,000, for which no interest has been charged.  This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002.  This debt was being repaid at the rate of $1,000 per month, all of which represented principal payments on the indebtedness, until November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  Since the time of filing, payments on this indebtedness have been subject to the automatic stay provisions of the United States Bankruptcy Code and, accordingly, no additional payments have been made.  On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.  Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a distribution toward repayment of his pre-petition obligation to the Company pro rata with all of his other pre-petition debts in sixty (60) equal consecutive monthly installments, with payments to commence as soon as practicable under the terms of the confirmed plan.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which payments would commence are not presently determinable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the “Meeting”) on May 20, 2009.  The Company solicited proxies in connection with the Meeting.  At the record date of the Meeting (March 31, 2009), there were 6,190,554  shares of the Company’s common stock outstanding and entitled to vote.  The following were the matters voted upon at the Meeting:

1.           Election of Directors.  The following directors were elected at the Meeting:  Robert J. Pallé, Jr., and Gary P. Scharmett.  The number of votes cast for and withheld from each director are as follows:

DIRECTORS                                                      FOR                                WITHHELD
Robert J. Pallé, Jr.                                           5,594,151                                580,951
Gary P. Scharmett                                           5,594,601                                580,501

Anthony J. Bruno, Robert E. Heaton, James A. Luksch, Robert B. Mayer and James F. Williams, continued as directors after the meeting.

2.           Ratification of Auditors.  The appointment of Marcum LLP (formerly known as Marcum & Kliegman LLP) as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009 was ratified by the following vote of common stock:

FOR                                AGAINST                                           ABSTAIN
6,152,012                        21,130                                                   1,961

ITEM 6.  EXHIBITS

Exhibits The exhibits are listed in the Exhibit Index appearing at page 21 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	.	BLONDER TONGUE LABORATORIES, INC.
Date: August 6, 2009		By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer
		By:	/s/ Eric Skolnik
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