Form 10-Q
period 2009-09-30
BLONDER TONGUE LABORATORIES INC
filed 2009-11-12
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009,

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

Yes       No   X

Number of shares of common stock, par value $.001, outstanding as of November 12, 2009: 6,190,554

The Exhibit Index appears on page 19.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	Sept 30,	December 31,
	2009	2008
Assets(Note 5)
Current assets:
Cash	$802	$2,469
Accounts receivable, net of allowance for doubtful accounts of $187 and $304, respectively	2,926	3,787
Inventories (Note 4)	9,642	8,976
Prepaid and other current assets	612	372
Deferred income taxes	436	436
Total current assets	14,418	16,040
Inventories, net non-current (Note 4)	4,615	4,392
Property, plant and equipment, net of accumulated depreciation and amortization	4,062	4,176
License agreements, net	217	155
Other assets, net	264	359
Deferred income taxes	1,920	1,920
	$25,496	$27,042
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 5)	$231	$237
Accounts payable	878	1,744
Accrued compensation	600	681
Accrued benefit liability	714	714
Income taxes payable	49	49
Other accrued expenses	262	402
Total current liabilities	2,734	3,827

Long-term debt (Note 5)	3,123	3,779
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,315	25,188
Retained earnings	3,412	3,336
Accumulated other comprehensive loss	(1,757)	(1,757)
Treasury stock, at cost, 2,273 shares	(7,339)	(7,339)
Total stockholders’ equity	19,639)	19,436
	$25,496	$27,042

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Net sales	$6,843	$9,709	$22,033	$25,155
Cost of goods sold	4,005	6,810	13,336	16,955
Gross profit	2,838	2,899	8,697	8,200
Operating expenses:
Selling	996	1,049	3,147	3,238
General and administrative	1,182	1,225	3,603	3,795
Research and development	616	480	1,828	1,452
	2,794	2,754	8,578	8,485
Earnings (loss) from operations	44	145	119	(285)
Other Expense: Interest expense (net)	(42)	(95)	(120)	(345)
Earnings (loss) from continuing operations before income taxes	2	50	(1)	(630)
Provision (benefit) for income taxes	-	-	-	-
Earnings (loss) from continuing operations	2	50	(1)	(630)
Discontinued operations: (Note 6)
Earnings (loss) from discontinued operations (net of tax)	8	(18)	15	(38)
Gain (loss) on disposal of Assets of Subsidiary	-	-	62	(290)
Total discontinued operations	8	(18)	77	(328)
Net earnings (loss)	$10	$32	$76	$(958)
Basic and diluted earnings (loss) per share from continuing operations	$ -	$0.01	$ -	$(0.10)
Basic and diluted loss per share from discontinued operations	-	-	-	-
Basic and diluted gain (loss) per share on disposal of assets of subsidiary	-	-	$0.01	$(0.05)
	-	-	$0.01	$(0.05)
Basic and diluted net earnings (loss) per share	$ -	$0.01	$0.01	$(0.15)
Basic and diluted weighted average shares outstanding	6,191	6,222	6,191	6,222

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net earnings (loss)	$76	$(958)
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Stock compensation expense	127	237
Write-down of Hybrid’s property and equipment	-	290
Gain on disposal of assets of subsidiary	(62)	-
Depreciation	314	298
Amortization	132	26
Allowance for doubtful accounts	20	25
Provision for inventory reserves	566	472
Changes in operating assets and liabilities:
Accounts receivable	841	(798)
Inventories	(1,455)	376
Prepaid and other current assets	(240)	(259)
Other assets	(55)	24
Accounts payable, accrued compensation and other accrued expenses	(1,087)	291
Net cash provided by (used in) operating activities	(823)	24
Cash Flows From Investing Activities:
Capital expenditures	(200)	(214)
Proceeds from sale of subsidiary	62	37
Acquisition of licenses	(44)	(55)
Net cash used in investing activities	(182)	(232)
Cash Flows From Financing Activities:
Borrowings of debt	17	23,940
Repayments of debt	(679)	(22,514)
Net cash provided by (used in) financing activities	(662)	1,426
Net increase (decrease) in cash	(1,667)	1,218
Cash, beginning of period	2,469	270
Cash, end of period	$802	$1,488
Supplemental Cash Flow Information:
Cash paid for interest	$141	$353
Cash paid for income taxes	-	-

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

The results for the third quarter of 2009 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at September 30, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2008.

Note 2- Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with accounting standards which provides for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.  The diluted share base excludes incremental shares of 1,500 and 1,580 related to stock options for the three and nine month periods ended September 30, 2009 and 2008, respectively.  These shares were excluded due to their antidilutive effect.

Note 3 – New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” Under the Statement, The FASB Accounting Standards Codification (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.  This standard has not yet been integrated into the Accounting Standards Codification.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements. This standard has not yet been integrated into the Accounting Standards Codification.

The Company has complied with the provisions of FASB Accounting Standards Codification 855 “Subsequent Events” (“ASC 855”) (formerly FASB Statement No. 165, “Subsequent Events,”) which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 was effective for interim and annual periods ending after June 15, 2009.  The Company extended its review through November 12, 2009.

In April 2009, FASB issued authoritative guidance regarding Recognition and Presentation of Other-Than-Temporary Impairments, which amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The implementation of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued authoritative guidance regarding Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value when there is an inactive market or the market is not orderly.  This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued authoritative guidance regarding Interim Disclosures about Fair Value of Financial Instruments.  This guidance requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements.  This guidance is effective for interim periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2008, the FASB issued authoritative guidance regarding “Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans.  Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. This guidance is effective for fiscal years ending after December 15, 2009.  Except for additional disclosures, the Company does not expect the adoption of this guidance to have an impact on its financial statements.

In June 2008, the FASB issued authoritative guidance regarding Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2008, the FASB issued authoritative guidance Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. The issues include how an entity should evaluate whether an instrument, or embedded

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. This guidance is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2008, the FASB issued authoritative guidance regarding Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  This guidance clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by authoritative guidance regarding Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In March 2008, the FASB issued authoritative guidance regarding Disclosures about Derivative Instruments and Hedging Activities, which changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued authoritative guidance regarding Noncontrolling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  This guidance also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value.  Upon adoption of this guidance, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity.  The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations.  This guidance is effective for fiscal years, and interim period within those fiscal years, beginning on or after January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of this guidance shall be applied prospectively. This guidance would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned business acquired in the future.

In December 2007, the FASB issued authoritative guidance regarding Business Combinations, which reestablishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. This guidance also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In September 2006, the FASB issued authoritative guidance regarding Fair Value Measurements, which establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This guidance applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued authoritative guidance

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

regarding removing leasing transactions from the scope of this guidance and deferring its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of this guidance were effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of this guidance for which the effective date was deferred are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of this guidance are to be applied to fair value measurements prospectively beginning January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

The FASB and the SEC have issued certain other authoritative guidance and regulations that will become effective in subsequent periods and are not expected to have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 4 – Inventories

Inventories net of reserves are summarized as follows:

	(unaudited) Sept. 30, 2009	Dec. 31, 2008
Raw Materials	$7,295	$6,854
Work in process	1,641	3,116
Finished Goods	8,228	6,445
	17,164	16,415
Less current inventory	(9,642)	(8,976)
	7,522	7,439
Less Reserve primarily for excess inventory	(2,907)	(3,047)
	$4,615	$4,392

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

Approximately 51% and 58% of the non-current inventories were comprised of finished goods at September 30, 2009 and December 31, 2008, respectively.  The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands.  In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50%.  Prime was 3.25% on September 30, 2009.

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

Proceeds from the Term Loan were used to refinance the Company’s credit facility with National City Business Credit, Inc. and National City Bank, to pay transaction costs, to provide working capital and for other general corporate purposes.  As of September 30, 2009, the Company has not drawn any funds under the Revolver.

Note 6 – Discontinued Operations

The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for the disposal of certain subsidiaries during the three-month and nine-month periods ended September 30, 2009 and 2008.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

In addition, in connection with the divestiture transaction, on December 15, 2006, the Company entered into a Purchase and Supply Agreement with DirecPath, LLC, a wholly-owned subsidiary of DirecPath (“DPLLC”), pursuant to which DPLLC is contractually obligated to purchase $1,630 of products from the Company, subject to certain adjustments, over a period of three (3) years.  DPLLC purchased $13, $64 and $404 of equipment from the Company in 2009 (through the end of the third quarter), 2008 and 2007, respectively.  It is expected that this agreement will be extended for another year.

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

As part of the Company’s on-going implementation of its strategic plan and evaluation of non-core business activities, the Company made the decision in 2008 to cease the operations of its wholly-owned subsidiary, Hybrid Networks, LLC (“Hybrid”), and liquidate its assets.  Hybrid’s business activities consisted of the operation of video, high-speed data and/or telephony systems (“Systems”) at four multi-dwelling unit communities under certain right-of-entry agreements (“ROE Agreements”).  Based on this decision, the Company recognized an initial net loss on disposal of approximately $405, which was subsequently adjusted to $290, related to the Hybrid fixed assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property locations.  While the Company has wound down almost all of the operations of Hybrid, it continues to perform certain basic administrative services which provide an immaterial amount of positive cash flow and are not expected to have a negative effect on net income.

As a result of the above, the Company reflected the disposal of Hybrid and the results of its operations for the three and nine months ended September 30, 2009 and 2008, as a discontinued operation.  Components of the income (loss) from discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$28	$23	$76	$81
Cost of goods sold	20	33	60	71
Gross profit	8	(10)	16	10
General and administrative	-	8	1	48
Net income (loss)	$ 8	$ (18)	$15	$(38)

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Note 7 – Related Party Transactions

As of September 30, 2009 the Chief Executive Officer was indebted to the Company in the amount of $141, for which no interest has been charged.  This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at September 30, 2009 and December 31, 2008.  No payments on this indebtedness have been made since November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code.  On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.  Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a distribution toward repayment of his pre-petition obligation to the Company pro rata with all of his other pre-petition debts in sixty (60) equal consecutive monthly installments, with payments to commence as soon as practicable under the terms of the confirmed plan.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which payments would commence are not presently determinable.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  The three-year agreement is anticipated to provide up to $4,000 in revenue to the Company.  The Company received $331 and $326 in revenue from Buffalo City in the three months ended September 30, 2009 and 2008, respectively and $773 and $1,051 in the nine months ended September 30, 2009 and 2008, respectively.  In addition, the Company’s accounts receivable included $1,091 and $929 due from Buffalo City at September 30, 2009 and December 31, 2008, respectively.  Through September 30, 2009, the Company has received $2,223 in cumulative revenue under the agreement.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

Note 8 – Income Taxes

The current provision for income taxes for the three months and nine months ended September 30, 2009 and 2008 was zero.  A valuation allowance was recorded for the benefit of the 2008 tax loss and the 2009 impact was not material.

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

Today the Company is a technology-development and manufacturing company that delivers encoding, digital transport, and broadband product solutions to the cable markets the Company serves, including the multi-dwelling unit market, the lodging/hospitality market and the institutional market, including, hospitals, prisons and schools, primarily throughout the United States.  The technology requirements of these markets change rapidly and the Company is continually developing and adding new products.  Recently, the Company has focused on the development of products for digital signal generation and transmission and, during 2008 and 2009, the Company entered into various agreements for technologies in concert with its new digital encoder line of products.  As a result, the Company has significantly expanded its digital product line.  The evolution of the Company’s product lines will focus on the increased needs created in the digital space by IPTV, digital video and HDTV signals and the transport of these signals over state of the art broadband networks.

In 2008 the Company also took advantage of the FCC’s mandated transition to digital broadcasts which required that all analog broadcasts were to cease in 2009.  The original date for such termination was February 17, 2009, however this date was extended to June 12, 2009.  In connection with this transition, the Company heavily marketed its digital products to its customer base and, in addition to trade shows, the Company offered “Back to School” classes on making the transition to digital.

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

A key component of the Company’s strategy is to leverage its reputation across a broad product line, offering one-stop shop convenience to cable, broadcast, and professional markets and delivering products having a high performance-to- cost ratio.  The Company continues to expand its core product lines, including digital and analog products (headend and distribution), to maintain its ability to provide all of the electronic equipment necessary to build small cable systems and much of the equipment needed in larger systems for the most efficient operation and highest profitability in high density applications.  The Company has also divested its interests in certain non-core businesses as part of its strategy to focus on the efficient operation of its core businesses.

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

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  The three-year agreement is anticipated to provide up to $4,000,000 in revenue to the Company.  The Company received $331,000 and $326,000 in revenue from Buffalo City in the three months ended September 30, 2009 and 2008, respectively, and $773,000 and $1,051,000 in the nine months ended September 30, 2009 and 2008, respectively.    Through September 30, 2009, the Company has received $2,223,000 in cumulative revenue under the agreement.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

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

Based on this decision, in 2008 the Company recognized an initial net loss on disposal of approximately $405,000, which was subsequently adjusted to $290,000, related to the Hybrid fixed assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property locations.  While the Company has wound down almost all of the operations of Hybrid, it continues to perform certain basic administrative services which provide an immaterial amount of positive cash flow and are not expected to have a negative effect on  net income.

The Federal Communications Commission (FCC) mandated that all analog broadcasts were to cease by February 17, 2009; however, this date was extended to June 12, 2009 (“Digital Transition”).  In anticipation of this analog shut down, the FCC also granted second licenses to all broadcasters to begin simulcasting digital signals.  As a result, the Company expects to see a continuing shift in product mix from analog products to digital products.  Accordingly, any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

Results of Operations

Third three months of 2009 Compared with third three months of 2008

Net Sales.  Net sales decreased $2,866,000, or 29.5%, to $6,843,000 in the third three months of 2009 from $9,709,000 in the third three months of 2008.  The decrease is primarily attributed to a decrease in sales of analog headend and digital products.  Analog headend products were $2,507,000 and $3,390,000 and digital products were $1,756,000 and $3,304,000 in the third three months of 2009 and 2008, respectively.  The overall sales decrease is due to a decrease in demand for the Company’s products across all product lines resulting from the general deterioration in economic conditions.  As described above, the Company has seen and expects to continue to see a shift in product mix from analog products to digital products as a result of the Digital Transition.  Despite this trend, net sales of digital products decreased in the third three months of 2009 relative to the same period in the prior year due to the impact of relatively higher sales of digital products to customers during the third three months of 2008.  The Company believes that during the third three months of 2008, customers were purchasing those digital products that they deemed to be essential in anticipation of the Digital Transition.  Sales of digital products in 2009 generally have been derived from more discretionary customer purchases (as opposed to essential purchases in anticipation of the Digital Transition), which have been negatively impacted by the general deterioration in economic conditions.

Cost of Goods Sold.  Cost of goods sold decreased to $4,005,000 for the third three months of 2009 from $6,810,000 for the third three months of 2008 and decreased as a percentage of sales to 58.5% from 70.1%.  The decrease was primarily due to decreased sales.  The decrease as a percentage of sales was primarily attributed to a more favorable product mix, including newer, higher margin digital products and the lower costs of manufacturing certain mature analog products in the PRC.

Selling Expenses.  Selling expenses decreased to $996,000 for the third three months of 2009 from $1,049,000 in the third three months of 2008, but increased as a percentage of sales to 14.6% for the third three months of 2009 from 10.8% for the third three months of 2008.  The $53,000 decrease was primarily the result of a decrease in consulting fees of $47,000.  The percentage increase was primarily the result of reduced net sales.

General and Administrative Expenses.  General and administrative expenses decreased to $1,182,000 for the third three months of 2009 from $1,225,000 for the third three months of 2008, but increased as a percentage of sales to 17.3% for the third three months of 2009 from 12.6% for the third three months of 2008.  The $43,000 decrease was primarily the result of a decrease in travel and entertainment of $31,000, a decrease of credit and collection fees of $27,000 due to improved collections offset by an increase of professional fees of $35,000.  The percentage increase was primarily the result of reduced net sales.

Research and Development Expenses.  Research and development expenses increased to $616,000 in the third three months of 2009 from $480,000 in the third three months of 2008 and increased as a percentage of sales to 9.0% for the third three months of 2009 from 4.9% for the third three months of 2008. This $136,000 increase is primarily the result of an increase in salaries and fringe benefits of $73,000 due to an increase in headcount, an increase in amortization of license fees of $35,000 and an increase in consulting fees of $18,000.  These increases were part of the Company’s strategy to increase its research and development capabilities in 2009, particularly with regard to new digital products.  The percentage increase was primarily the result of reduced net sales.

Operating Income.  Operating income of $44,000 for the third three months of 2009 represents a decrease from the operating income of $145,000 for the third three months of 2008.  Operating income as a percentage of sales was 0.6 % in the third three months of 2009 compared to 1.5% in the third three months of 2008.

Other Expense.  Interest expense decreased to $42,000 in the third three months of 2009 from $95,000 in the third three months of 2008.  The decrease is the result of lower average borrowing and lower cost of funds.

Income Taxes.  The current provision for income taxes for the third three months of 2009 and 2008 was zero.  A valuation allowance was recorded for the benefit of the 2008 tax loss and the 2009 impact was not material.

First nine months of 2009 Compared with first nine months of 2008

Net Sales.  Net sales decreased $3,122,000, or 12.4%, to $22,033,000 in the first nine months of 2009 from $25,155,000 in the first nine months of 2008.  The decrease is primarily attributed to a decrease in sales of analog headend and digital products.  Analog headend products were $9,298,000 and $9,720,000 and digital products were $5,308,000 and $7,236,000 in the first nine months of 2009 and 2008, respectively.  The overall sales decrease is due to a decrease in demand for the Company’s products across all product lines resulting from the general deterioration in economic conditions.  As described above, the Company has experienced and expects to continue to see a shift in product mix from analog products to digital products as a result of the Digital Transition.  Despite this trend, net sales of digital products decreased in the first nine months of 2009 relative to the same period in the prior year due to the impact of relatively higher sales of digital products to customers during the first nine months of 2008.  The Company believes that during the first nine months of 2008 (particularly the second and third quarters of 2008), customers were purchasing those digital products that they deemed to be essential in anticipation of the Digital Transition.  Sales of digital products in 2009 generally have been derived from more discretionary customer purchases (as opposed to essential purchase in anticipation of the Digital Transition), which have been negatively impacted by the general deterioration in economic conditions.

Cost of Goods Sold.  Cost of goods sold decreased to $13,336,000 for the first nine months of 2009 from $16,955,000 for the first nine months of 2008 and decreased as a percentage of sales to 60.5% from 67.4%.   The decrease was primarily due to decreased sales.  The decrease as a percentage of sales was primarily attributed to a more favorable product mix, including newer, higher margin digital products and the lower costs of manufacturing certain mature analog products in the PRC.

Selling Expenses.  Selling expenses decreased to $3,147,000 for the first nine months of 2009 from $3,238,000 in the first nine months of 2008, but increased as a percentage of sales to 14.3% for the first nine months of 2009 from 12.9% in the first nine months of 2008.  The $91,000 decrease was primarily the result of a decrease in consulting fees of $101,000.  The percentage increase was the result of reduced net sales.

General and Administrative Expenses.  General and administrative expenses decreased to $3,603,000 for the first nine months of 2009 from $3,795,000 for the first nine months of 2008, but increased as a percentage of sales to 16.4% for the first nine months of 2009 from 15.1% for the first nine months of 2008.  The $192,000 decrease was primarily the result of a reduction of computer expenses of $29,000, a decrease in credit and collection fees of $27,000 due to improved collection efforts, a decrease in travel and entertainment of $26,000 and a decrease in consulting fees of $21,000.  The percentage increase was the result of reduced net sales.

Research and Development Expenses.  Research and development expenses increased to $1,828,000 in the first nine months of 2009 from $1,452,000 in the first nine months of 2008 and increased as a percentage of sales to 8.3% for the first nine months of 2009 from 5.8% for the first nine months of 2008. This $376,000 increase is primarily the result of an increase in salaries and fringe benefits of $187,000 due to an increase in headcount and an increase in amortization of license fees of $106,000.  These increases were part of the Company’s strategy to increase its research and development capabilities in 2009, particularly with regard to new digital products.  The percentage increase was primarily the result of reduced net sales.

Operating Income (Loss).  Operating income of $119,000 for the first nine months of 2009 represents an improvement from an operating loss of $(285,000) for the first nine months of 2008.  Operating income as a percentage of sales improved to 0.5% in the first nine months of 2009 from (1.1) % in the first nine months of 2008.

Other Expense.  Interest expense decreased to $120,000 in the first nine months of 2009 from $345,000 in the first nine months of 2008.  The decrease is the result of lower average borrowing and lower cost of funds.

Income Taxes.  The current provision for income taxes for the first nine months of 2009 and 2008 was zero.  A valuation allowance was recorded for the benefit of the 2008 tax loss and the 2009 impact was not material.

Liquidity and Capital Resources

As of September 30, 2009 and December 31, 2008, the Company’s working capital was $11,684,000 and $12,213,000, respectively.  The decrease in working capital is primarily due to an additional elective long term debt payment of $500,000 made during the nine month period ended September 30, 2009.

The Company’s net cash used in operating activities for the nine-month period ended September 30, 2009 was $823,000, compared to cash provided by operating activities of $24,000 for the nine-month period ended September 30, 2008, primarily due to a decrease in accounts payable and accrued expenses of $1,087,000 and an increase in inventories of $1,455,000, which was partially offset by a decrease in accounts receivable of $841,000.

Cash used in investing activities for the nine-month period ended September 30, 2009 was $182,000, which was primarily attributable to an increase in capital expenditures of $200,000.

Cash used in financing activities was $662,000 for the first nine months of 2009, which was primarily comprised of repayment of debt of $679,000.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50%.  Prime was 3.25% at September 30, 2009.

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

Proceeds from the Term Loan were used to refinance the Company’s credit facility with National City Business Credit, Inc. and National City Bank, to pay transaction costs, to provide working capital and for other general corporate purposes.  As of September 30, 2009, the Company has not drawn any funds under the Revolver.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under its credit facility with Sovereign.  As of September 30, 2009, the Company had approximately $3,100,000 of availability for borrowing under its Revolver with Sovereign.  The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of the interest and principal on the Company’s Revolver and Term Loan, both of which expire on August 5, 2011.  The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity.   The Company considers opportunities to refinance its existing indebtedness based on market conditions.  Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by August 5, 2011, there can be no assurances that it will do so.  Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all.  Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.  The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $374,000 in the year ended December 31, 2008 and were $200,000 in the nine months ended September 30, 2009.  The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

New Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the company’s consolidated financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2009.

During the quarter ended September 30, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

As of September 30, 2009, the Company’s Chief Executive Officer was indebted to the Company in the amount of $141,000, for which no interest has been charged.  This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002.  This debt was being repaid at the rate of $1,000 per month, all of which represented principal payments on the indebtedness, until November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  Since the time of filing, payments on this indebtedness have been subject to the automatic stay provisions of the United States Bankruptcy Code and, accordingly, no additional payments have been made.  On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.  Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a distribution toward repayment of his pre-petition obligation to the Company pro rata with all of his other pre-petition debts in sixty (60) equal consecutive monthly installments, with payments to commence as soon as practicable under the terms of the confirmed plan.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which payments would commence are not presently determinable.

ITEM 6.  EXHIBITS

Exhibits The exhibits are listed in the Exhibit Index appearing at page 19 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date:  November 12, 2009                                                    By:          /s/  James A. Luksch

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