Form 10-K
period 2009-12-31
BLONDER TONGUE LABORATORIES INC
filed 2010-03-25
CIK 1000683

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ to _________________

Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.001	NYSE Amex
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

Large accelerated filer Non-accelerated filer (do not check if a smaller reporting company)	Accelerated filer Smaller reporting company X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No    X

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009: $5,666,512

Number of shares of common stock, par value $.001, outstanding as of March 20, 2010:   6,191,554

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2010 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant’s last fiscal year) are incorporated by reference into Part III of this report.

Forward-Looking Statements

In addition to historical information, this Annual Report of Blonder Tongue Laboratories, Inc. (“Blonder Tongue” or the “Company”) contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the sections entitled Item 1 - Business, Item 1A - Risk Factors, Item 3 - Legal Proceedings and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The words “believe,” “expect,” “anticipate,” “project” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.                      BUSINESS

Introduction

  Overview

Blonder Tongue is a technology-development and manufacturing company that delivers encoding, digital transport, and broadband product solutions to the cable markets the Company serves, including the multi-dwelling unit market, the lodging/hospitality market and the institutional market, including hospitals, prisons and schools.  From the cable television pioneers that founded the Company in 1950, to the highly experienced research and development team that creates new products today, the Company’s success stems from working with its customers to provide quality products and support.  For 60 years Blonder Tongue has been providing real-world solutions based on continually advancing technology, enabling the Company to maintain its position as a leader in the cable markets it serves.  Since its founding, Blonder Tongue has developed technology for niche cable television applications.  With the expansion into high quality High Definition (“HD”) digital Encoding, Internet Protocol Television (“IPTV”) and most recently Edge QAM (Quadrature Amplitude Modulation), the Company is positioned to grow its existing business and continue expanding into new markets.

The cable market has reacted quickly to consumer demands for additional services by integrating multiple technologies into its existing networks to provide consumers high-speed data and telephony in addition to video offerings.  Today, video offerings have expanded from traditional cable television service to internet protocol (“IP”) based video delivery, switched digital video, video on demand, scheduled playback and video storage.  Telephone companies have increased their market share in this competitive environment with fiber to the home (“FTTH”) distribution networks, enabling them to provide traditional cable television, expanded video services and high-speed data services, in addition to telephony offerings.  As a result of these market demands, the lodging and institutional markets continue to upgrade their networks to carry HD channels in order to meet consumers’ expectations.  This is a significant area of opportunity for the Company to market and sell its expanded digital product line.

In 2008, the Company took advantage of the Federal Communications Commission’s (“FCC”) mandated transition from analog to digital broadcasts. The results in 2008 were favorable, as reflected by increased sales of digital transition products. In early 2009, the FCC extended the digital transition date by 4 months giving customers additional time to make the upgrade to digital. The Company anticipated that it would derive additional business from this extension, but found that most of its customers had been prepared for the earlier 2009 date. The sale of transitional products, products that convert digital to analog, had peaked in 2008. Customers were now looking towards long-term digital product solutions. The Company moved on from its transitional products and continued with its long term product strategy to fill this need.

Most of the changes in the market segments that the Company serves have recently been centered on the transition to digital technologies, not only in broadcast, but throughout video and broadband transport. The Company identified three significant opportunities in the digital space, encoding, IPTV and Edge QAM.  Encoding enables operators to provide standard definition (“SD”) or HD content delivery so that those services can be transported over a broadband network.  IPTV enables operators to stream video over private data networks with greater dependability and content security. While already experiencing full scale commercialization in international markets, the United States market is now embracing IPTV technology.  The worldwide market projections reveal an estimated 83 million subscribers for IPTV services by 2013.  Service providers transport both SD and HD video content in MPEG formats over IP networks to network edge devices located in high density serving areas. The edge device, commonly referred to as EdgeQAM, allows the conversion from IP to radio frequency (“RF”) via QAM modulation close to the customer location. These signals are then transported to the customer using a combination of fiber, hybrid fiber/coax and coax systems.  Management of the Company estimates the market for EdgeQAM devices to be about $400 million over the next three years.  In 2007 the Company began marketing and selling IPTV products, in 2008 shipped its first high quality HD encoder and in 2009 began shipping its high quality affordably priced EdgeQAM product. The Company continues to develop new versions of these products to meet the needs of customers in the markets that it serves.

  Recent Developments

In recent years, the Company has continued to advance the implementation of its strategic plan in an effort to maximize shareholder value.  The Company’s strategic plan consists of the following:

•	strengthening its core business,
•	continuing its heritage of technology development,
•	expanding into new markets,
•	enhancing its leadership structure, and
•	increasing gross margins.

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

During 2008, the Company entered into various standard agreements to obtain use of technologies for its new digital encoder line of products.  The first, an Implementation and System License Agreement with Dolby Laboratories Licensing Corporation for Dolby Digital Plus Professional Encoder, 5.1 and 2 channel licensed technology, grants the Company the right to manufacture, label and sell professional digital encoder products and consumer digital decoder products and to use the Dolby trademarks.  This technology was developed specifically for the introduction of HD DVD and Blu-ray Disc and has a number of improvements aimed at increasing quality at a given bit rate compared with legacy Dolby Digital (AC-3).  Most notably, it offers increased bit rates (up to 6.144 Mbit/s), support for more audio channels (up to 13), improved coding techniques to reduce compression artifacts, and backward compatibility with existing AC-3 hardware.

In July 2008, the Company entered into a License Agreement with Digital Content Protection, LLC, to become a full-adopter of HDCP (High-bandwidth Digital Content Protection) license technology, which agreement allows the Company to manufacture HDCP components and products, as well as purchase the HDCP device key sets necessary for manufacturing such products.  HDCP, a specification developed by Intel Corporation and licensed to Digital Content Protection, LLC, prevents copying of digital audio and video content as it travels across, among other connections, High-Definition Multimedia Interface (HDMI), even if such copying would be permitted by fair use laws.  The specification is proprietary, and requires a license from Digital Content Protection for implementation.  The Company’s revenues to date related to use of this license have not been material.

In May 2008, the Company entered into a License Agreement with Digital Transmission Licensing Administrator, LLC (“DTLA”) to become a full-adopter of DTCP (Digital Transmission Content Protection) license technology which aims at encrypting interconnections between devices, such as personal computers or portable media players.  In theory this allows content to be distributed through these other devices, if they also implement the DTCP standards.  DTCP was created jointly by Hitachi, Intel, Matsushita, Sony, and Toshiba, and is

licensed to content providers, electronics manufacturers, and broadcast service providers through DTLA.  DTCP specification is proprietary and is only disseminated to members who have entered into agreements with DTLA.  The Company’s revenues to date related to use of this license have not been material.

The Company entered into a non-exclusive license agreement with Zenith Electronics, LLC (now LG Electronics) as a Pro:Idiom Content Protection System Manufacturer.  The Pro:Idiom digital technology platform was developed by LG Electronics, a major supplier of flat-panel displays, to provide the hospitality market with a robust, secure Digital Rights Management (DRM) system.  DRM ensures rapid, broad deployment of HD television (“HDTV”) and other high-value digital content to licensed users in the hotel industry.  Lodging industry leaders such as LodgeNet Entertainment Corporation and others have licensed the Pro:Idiom DRM system.  A growing number of content providers have demonstrated their acceptance of Pro:Idiom by licensing their HD content for delivery to the Pro:Idiom users.  The Company’s revenues to date related to use of this license have not been material.

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

In 2007 the Company began an initiative to reduce manufacturing costs in order to obtain a competitive advantage in the markets served and facilitate aggressive marketing programs.  This initiative began with the transfer of manufacturing of certain products to the People’s Republic of China (“PRC”), and the implementation of initiatives to decrease material and labor costs in products manufactured in New Jersey.  Since then, the Company’s PRC initiative has continued with the transfer of manufacturing for certain high volume, labor intensive products to the PRC, including many of the Company’s analog products.  The Company anticipates that proprietary products and those requiring less labor will continue to be manufactured at the New Jersey facility, including most of the Company’s digital products.  The Company’s manufacturing initiative entails a combination of contract manufacturing agreements and purchase agreements with key PRC manufacturers that can most fully meet the Company’s needs.  The Company has a manufacturing agreement with a key contract manufacturer in the PRC that governs the terms of its manufacture of certain of the Company products upon a purchase order being submitted by the Company.  The Company expects to continue to implement this ongoing transition in phases over the next several years, with the goal that it will ultimately encompass products representing a significant amount (but less than a majority) of the Company’s net sales.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  The three-year agreement is anticipated to provide up to $4,000,000 in revenue to the Company.  The Company received $1,087,000 and $1,324,000 in revenue from Buffalo City in 2009 and 2008, respectively.  A director of the Company is also the managing member and vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

The Company was incorporated under the laws of the State of Delaware in November 1988 and completed its initial public offering in December 1995.

Strategy

It is a constant challenge for the Company to stay at the forefront of the technological requirements of the markets that it serves, including the MDU, lodging and institutional markets.  Changes and developments in the manner in which information (whether video, voice or data) is transmitted as well as the use of alternative compression technologies, all require the Company to continue to develop innovative new products.  The Company continually adds the resources needed to create innovative products to respond to the demand for digital signal generation and transmission.  The Company’s key product lines are more thoroughly discussed under “Products” beginning on page 7.  The ongoing evolution of the Company’s product lines focuses on the increased needs created in the digital space by IPTV, digital video and HDTV signals and the transport of these signals over state of the art broadband networks.

In response to the market pressure to compete with Far East manufactured products and to expand its market coverage outside North America, in 2007 the Company entered into an arrangement with a major contract manufacturer in the PRC to manufacture certain of its high volume, labor intensive products.  The initiative has continued and will be ongoing as products merit consideration, in conjunction with the Company’s domestic manufacturing.

The Company’s principal end-use customers are:

•	TV Broadcasters

•	Cable System Operators (both franchise and private, as well as cable contractors) that design, package, install and in most instances operate, upgrade and maintain the systems they build,

•	Lodging/Hospitality video and high speed data system operators that specialize in the Lodging/Hospitality Markets, and

•
Institutional System Operators that operate, upgrade and maintain the systems that are in their facilities, or contractors that install, upgrade and maintain these systems in a variety of applications including schools, universities, hospitals, prisons, corporations, enterprises, sports stadiums and airports.

A key component of the Company’s growth strategy is to leverage its reputation across a broad product line, offering one-stop shop convenience to the cable, broadcast, and professional markets and delivering products having a high performance-to-cost ratio.  The Company has historically enjoyed, and continues to enjoy, a leading position in the niche cable markets that it serves.  The Company provides integrated network solutions for operators in the multi-dwelling unit market, the lodging/hospitality market and the institutional market.

Markets Overview

The broadband signal distribution industry (involving the high-speed transmission of television, telephony and internet signals) has been dominated by franchise cable television and multiple system cable operators (“MSOs”).  The penetration of wireless, direct-broadcast satellite (“DBS”), such as DIRECTV™ and DISH Network™, in the TV market continues to grow with a combined subscriber count in excess of 30 million.  Telephone companies (i.e.  Verizon and AT&T) also compete with the MSO’s for high-speed data services and continue to expand their fiber optic networks, on a national level, delivering video, high-speed data and telephony services direct to the home or to the curb.  The MSOs continue to deploy MPEG IP transport to the edge of their networks via fiber optic networks and convert those IP streams to RF channels so they can continue to provide conventional video services over existing two-way coax networks.  Their plans are to expand the reach of fiber optic networks to take fiber closer to the customer and to the user.

The long term result of these activities is increased competition for the provision of services and a trend toward delivery of these services through fiber using IP technology.  This major market transition has resulted in increased consumer expectations, placing the lodging and institutional markets under pressure to install new infrastructure and upgrade existing networks.  It is not known how long this transition will take but to remain competitive, the Company must continue to increase its product offerings for fiber transmission, digital television, encoding and decoding and digital applications.

Cable Television

Most cable television operators, both large and small, have built fiber optic networks with various combinations of fiber optic and coaxial cable to deliver television signal programming, data and phone services on one drop cable.  Cable television deployment of fiber optic trunk has been completed in nearly all existing systems.  The system architecture employed to provide analog video, digital video, HDTV, high-speed data, VOD and telephone service is a hybrid fiber coaxial (“HFC”) network.  In an HFC network, fiber optic trunk lines connect to nodes which typically feed 50 to 250 subscribers, using coaxial cable.  With the proposed adoption of new standards by CableLabs®, the cable industry is using edge devices to increase services from each node and to increase the number of subscribers that a node can serve.

The Company believes that most major metropolitan areas will eventually have complex networks of two or more independent operators interconnecting homes and multi-dwelling complexes.  All of these networks are potential users of our Digital Video Headend Products including, encoders, EdgeQAM and Digital Video solutions.

Lodging

Competition among cable operators serving the lodging market to provide more channels (especially in HD), VOD and enhanced interactivity, has resulted in increased demand for analog, digital and HD television system electronics.  These systems have been and continue to be well received in the market, as property owners have sought additional revenue streams and guests have demanded increased in-room technology services.  The leading system integrators in this market rely upon outside suppliers for their system electronics and most are Blonder Tongue customers.  These companies offer the guests of lodging establishments more free channels as well as VOD for a broad selection of movie titles, and interactive services.

Most of the systems with VOD services or HD channels were initially in large hotels, where the economics of high-end systems are more easily justified.  Smaller hotels and motels are now being outfitted with enhanced technology, specifically EdgeQAM, to provide a full suite of HD channels.  The demand for HD and competition are keeping the market growth reasonably steady.

Institutional

The Company identifies the institutional market as: education campus environments, correctional facilities, short or long term health service environments, sports stadiums and airport terminals.  What all of these seemingly unrelated facilities have in common is that they all contain private networks that are dependant on either locally generated or externally sourced video and/or data content.  As the advanced technologies of distance learning, HDTV and IPTV permeate the market, institutional facilities are embracing these technologies to achieve site specific goals.  The Company has traditionally benefited from a very strong share of this market with its Analog Video Headend and Distribution Products.  We anticipate that this trend will continue and evolve into firm adoption of our Digital Video Headend Products, which include HD encoders, EdgeQAM, Digital Video solutions and our evolving IPTV platforms.

The Company developed a distance learning system (ClassRoomEdge™ , or CRE) as an affordable easy to operate system for the education market.  This product line provides two-way transport of stored video content over either fiber or coax based RF broadband networks or local area network data systems.  In 2009, the Company continued marketing the product and educating specifiers (architects, engineers and consultants) regarding the features and benefits of the system seeking to take advantage of its brand recognition and educational market penetration.  The Company recently received commitments for the delivery of the first deployments of these systems.

International

The Company has authorized distributors and sales agents throughout the world, but the Company primarily manufactures product for sale in the USA.  International sales do not materially contribute to the Company’s revenue base.

Additional Considerations

The technological revolution with respect to video, data and voice services continues at a rapid pace.  Cable TV’s QAM video is competing with DIRECTV™ and EchoStar’s DBS service and cable modems compete with digital subscriber lines and FTTH offered by the regional telephone companies.  The phone companies are building national fiber networks and are now delivering video, data and voice services directly to the home over fiber optic cable, and voice over IP (“VOIP”) is being offered by cable companies and others in competition with traditional phone companies.  The convergence of data and video communications continues, wherein computer and television systems merge.  While it is not possible to predict with certainty which technology will be dominant at any particular point in time, the Company believes that delivery of services using IP and switched digital video technology will eventually dominate the delivery systems of the future and the tremendous bandwidth available through the use of fiber optic cable will eventually be the dominant carrier of video, voice and data communications signals.

Since the installed base of United States television sets are for the most part analog (not digital), direct satellite television, digitally compressed programming and IP delivery require headend products or set-top decoding receivers or converters to convert the transmitted signals back to analog.  The replacement of all television sets with digital sets will be costly and take many years to complete.  The majority of service providers continue to deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ decoding receivers at each television set.  Some operators are simulcasting both analog and digital services and charging customers additionally for the use of high definition digital set top boxes.

Key Products

Blonder Tongue’s products can be separated according to function and technology.  Four key categories account for the majority of the Company’s revenue (Analog Video Headend, Digital Transition Headend Products, Digital Video Headend, and Distribution):

•           Analog Video Headend Products used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission.  Among the products offered by the Company in this category are satellite receivers, integrated receiver/decoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers and processors.  The headend is the “brain” of an analog television signal distribution system.  It is the central location where multiple channels are initially received, converted and allocated to specific channels for analog distribution.  In some cases, where the signal is transmitted in encrypted form or digitized and compressed, a receiver will also be required to decode the signal.  Even though these products are mature, Blonder Tongue continues to develop products to maintain market share.  For example, in 2009 several new analog products were launched in response to the “CALM” Act.  The Commercial Advertisement Loudness Mitigation Act (CALM, H.R.6209) introduced in Congress will require the Federal Communications Commission to preclude commercials from being broadcast at louder volumes than the program material they accompany. This bill addresses a widespread consumer complaint about the abrupt loudness of television advertisements. This would ensure that the volume levels of commercial breaks are consistent with the volume level of the programming which it brackets.  The Company estimates that Analog Video Headend Products accounted for approximately 40% and 39% of the Company’s revenues in 2009 and 2008, respectively.

•           Digital Transition Headend Products used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Among the products offered by the Company in this category are demodulators, modulators and processors. These products are used in applications where service providers receive local off-air digital broadcast channels and/or digital channels from cable operators and have a need to continue to provide an analog broadcast tier, or in the case of schools and hospitals where there is a large installed base of analog television sets, making it cost prohibitive to replace large numbers of sets. Use of these products allows service providers to defer or phase in over a period of time the switch to all digital as capital is available and the cost of digital television sets decline.  The AQD Series allows for the reception and demodulation of QAM digital, off-air standard digital or off-air HDTV signals.  This enables system operators in all of the Company’s primary markets to benefit from digital transmission, while preserving their analog distribution networks and viewing sites long after the FCC mandatory transition.   The Company estimates that Digital Transition Headend Products accounted for approximately 2% and 12% of the Company’s revenues in 2009 and 2008 respectively.

•           Digital Video Headend Products used by a system operator for acquisition, processing and manipulation of digital video signals.  Blonder Tongue continues to expand its Digital Product offerings to meet the changing needs of its customers.  The latest additions include the EdgeQAM collection and the HDE encoder collection which includes a line of HD and SD MPEG-2 encoders and multiplexers.  Among the other digital products provided by Blonder Tongue are: the QTM line of transcoders, digital Quadrature Amplitude Modulation (QAM) up-converters and multiplexers and digital 8VSB/QAM HD television processors for delivery of HDTV programming and agile QAM Modulators.

Encoders accept and auto-detect various inputs sources (analog and/or digital) and output digitally encoded HD or SD video in various output formats such as an Asynchronous Serial Interface (ASI) signal or a modulated QAM signal. The QAM outputs may be used for digital video distribution over typical private coaxial networks in a variety of institutional environments (i.e.  sports arenas, broadcast and cable television studios, airports, hospitals, university campuses, etc.).  ASI is a streaming data format which carries the MPEG-2 Transport Stream.  As a complement to the encoder line, Blonder Tongue also provides a digital QAM multiplexer which takes up to four inputs (ASI or 8VSB/QAM) and delivers a single multiplexed QAM output thereby optimizing the HD channel line up by preserving  bandwidth.

EdgeQAM devices accept Ethernet input and capture MPEG over IP transport streams, decrypt service provider conditional access or content protection, provide HD or SD encoding and can insert proprietary conditional access such as Pro:Idiom into the stream. These streams are then combined and modulated on to QAM RF carriers in some cases providing multiple streams on to one 6MHz digital channel. Inputs to EdgeQAM devices can come from satellite receivers, set top boxes, network devices or video servers. The use of these devices add flexibility for the service provider, in part, because all of this routing happens in one device. Scaling is accomplished via software and modules embedded inside the hardware. Since it is a true network device, the EdgeQAM can be managed over a traditional Ethernet network or over the Internet.

The QTM line is used for economically deploying or adding a satellite based digital programming tier of digital or HDTV digital programming.  The unit transcodes a satellite signal’s modulation from Quadrature Phase Shift Key (“QPSK”) to QAM or from 8PSK (HDTV Format) to QAM.  Since QPSK and 8PSK are optimum for satellite transmission and QAM is optimum for fiber/coaxial distribution, precious system bandwidth is saved while the signal retains its digital information. Building upon the innovative design work that brought about the QTM transcoders, QAM up-converters and HDTV processors, the Company launched the AQD Series of ATSC/QAM Demodulators.  Digital Video Headend Product use continues to expand in all of the Company’s primary markets, bringing more advanced technology to consumers and operators, and it is expected that this area will continue to grow to become a major element of the Company’s business. The Company estimates that Digital Video Headend Products accounted for approximately 24% and 18% of the Company’s revenues in 2009 and 2008, respectively.

•           Distribution Products used to permit signals to travel from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a distribution network of fiber optic or coaxial cable.  Among the products offered by the Company in this category are line extenders, broadband amplifiers, directional taps, splitters and wall taps.  In cable television systems, the distribution products are either mounted on exterior telephone poles or encased in pedestals, vaults or other security devices.  In private cable systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coaxial cable and devices.  The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images.  The Company estimates that distribution products accounted for approximately 17% and 16% of the Company’s revenues in 2009 and 2008, respectively.

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

Reception Products used to receive television frequency modulated and satellite transmission from off-the-air prior to headend processing.  Sales of products in this category have not historically contributed significantly to the Company’s revenues, however with the FCC mandate for broadcasters to change from analog to digital, the Company experienced a significant increase in the sales of these products during 2008 and 2009.  Nevertheless, the Company does not expect sales of these products to contribute significantly to the Company’s revenues in 2010.

Addressable Products used to control access to programming at the subscriber’s location.  The products offered in this category are Interdiction and Addressable Multi-Tap (AMT) products.  Interdiction products limit the availability of programs to subscribers through jamming of particular channels.  A consumer version of this product, the TV Channel Blocker Parental Control, provides local (at the consumer level) control of the full analog block of channels.  AMT products remotely control all access to programming for a particular subscriber.  Sales of these products presently do not contribute significantly to the Company’s revenues.

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

The Company will modify its products to meet specific customer requirements.  Typically, these modifications are minor and do not materially alter the functionality of the products.  Thus, the inability of a customer to accept such products does not generally result in the Company being unable to sell such products to other customers.

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards.  To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products in order to accommodate customer demand for greater capability, (iii) license new technology, and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources.  Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects with the expectation or promise of substantial future orders from such customers or customer prospects.  Projects may also be a result of new technologies that become available, or new market application of existing technology.  In the new product development process, the vast experience of the Company’s Engineering Group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace.  Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products as changes in the market demand.  Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering lower production costs.  For the acquisition of new technologies, the Company may rely upon technology licenses from third parties.  The Company will also license technology if it can obtain technology quicker, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party.  There were 17 employees in the research and development department of the Company at December 31, 2009.  The Company spent $2,420,000 and $1,989,000 on research and development expenses for the years ended December 31, 2009 and 2008, respectively.

Marketing and Sales

Blonder Tongue markets and sells its products primarily to the following markets: the multi-dwelling unit market, the lodging market and the institutional market.  Sales are made directly to customers by the Company’s internal sales force, as well as through Premier Authorized Stocking Distributors (which accounted for approximately 57% of the Company’s revenues for fiscal 2009).  These distributors serve multiple markets.  Direct sales to cable operators and system integrators accounted for approximately 30% of the Company’s revenues for fiscal 2009.

The Company’s sales and marketing function is predominantly performed by its internal sales force.  Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities.  The Company’s internal sales force consists of 16 employees, which currently includes 8 salespersons in Old Bridge, New Jersey, one salesperson in Round Rock, TX and 7 sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

The Company’s standard customer payment terms are 2%-10, net 30 days.  From time to time, when circumstances warrant, such as a commitment to a large blanket purchase order, the Company will extend payment terms beyond its standard payment terms.

The Company has several marketing programs to support the sale and distribution of its products.  Blonder Tongue participates in industry trade shows, conferences and maintains a robust website.  The Company also publishes technical articles in trade and technical journals, distributes sales and product literature and has an active public relations plan to ensure complete coverage of Blonder Tongue’s products and technology by editors of trade journals.  The Company provides system design engineering for its customers, maintains extensive ongoing communications with many original equipment manufacturer customers and provides one-on-one demonstrations and technical seminars to potential new customers.  Blonder Tongue supplies sales and applications support, product literature and training to its sales representatives and distributors.  The management of the Company travels extensively, identifying customer needs and meeting potential customers.

Customers

Blonder Tongue has a broad customer base, which in 2009 consisted of approximately 266 active accounts.  Approximately 58% and 59% of the Company’s revenues in fiscal years 2009 and 2008, respectively, were derived from sales of products to the Company’s five largest customers.  In 2009 and 2008, sales to Toner Cable Equipment, Inc.  accounted for approximately 21% and 25%, respectively of the Company’s revenues.  In addition, World Cinema accounted for approximately 14% of the Company’s revenues in 2009.  A third customer, Advanced Media Technologies accounted for approximately 11% of the Company’s revenues in both 2009 and 2008.  There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period.  However, the Company anticipates that these customers will continue to account for a significant portion of the Company’s revenues in future periods, although none of them is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period.

During 2009, the Company renewed contracts in regard to its Premier Distributor Program. This program began in 2007 and has been successful for the Company. Under this program, a limited group of larger distributors who stock a significant amount of the Company’s products in their inventory were given access to a special purchase incentive program allowing them to achieve volume price concessions measured on a year-to-year basis.  Many of the Company’s smaller business customers with whom the Company had formerly dealt on a direct basis now purchase the Company’s products directly from these Premier Distributors.

In the Company’s direct sales to system integrators, the complement of leading customers tends to vary over time as the most efficient and better financed integrators grow more rapidly than others.  The Company believes that many integrators will grow rapidly, and as such the Company’s success will depend in part on the viability of those customers and on the Company’s ability to maintain its position in the overall marketplace by shifting its emphasis to those customers with the greatest growth and growth prospects.  Any substantial decrease or delay in sales to one or more of the Company’s leading customers, the financial failure of any of these entities, or the Company’s inability to develop and maintain solid relationships with the integrators that may replace the present leading customers, would have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s revenues are derived primarily from customers in the continental United States, however, the Company also derives some revenues from customers outside the continental United States, primarily in Canada and to a more limited extent, in underdeveloped countries.  Television service is less developed in many international markets, particularly Latin America, Eastern Europe and Asia, creating opportunity for those participants who offer quality products at a competitive price.  Sales to customers outside of the United States represented approximately 1% of the Company’s revenues in both fiscal years 2009 and 2008.  All of the Company’s transactions with customers located outside of the continental United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions.  In connection with the Company’s initiatives in the PRC, the Company may have foreign currency transactions and may be subject to various currency exchange control programs related to its PRC operations.  See “Risk Factors” below for more detail on the risk of foreign operations.

Manufacturing and Suppliers

Blonder Tongue’s manufacturing operations are presently located at the Company’s headquarters in Old Bridge, New Jersey.  The Company’s manufacturing operations are vertically integrated and consist principally of the programming, assembly, and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chasses and cabinets for such assemblies.  Management continues to implement improvements to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor to accommodate increasingly fine pitch surface mount electronic components.  In 2008, these improvements included 0.030x0.030mil ball grid arrays and 0402 packaged sized components.  These advancements required investment in upgrading automatic placement equipment as well as automated optical inspection and testing systems.  All of these efforts are consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products.  In 2007 the Company entered into a manufacturing agreement with a key contract manufacturer in the PRC that governs the production of certain of the Company’s products upon a purchase order being submitted by the Company.  The initiative continued in 2009 and further implementation in phases is expected over the next few years.

Outside contractors supply standard components, etch-printed circuit boards and electronic subassemblies to the Company’s specifications.  While the Company generally purchases electronic parts which do not have a unique source, certain electronic component parts used within the Company’s products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts.  If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented.  However, in such situations the Company may experience temporary reductions in its ability to ship products affected by the component shortage.  On an as-needed basis, the Company purchases several products from sole suppliers for which alternative sources are not available, such as EchoStar digital receivers for delivery of DISH Network™ programming, and DirecTV digital satellite receivers for delivery of DIRECTV™ programming.  An inability to timely obtain sufficient quantities of certain of these components would have a material adverse effect on the Company’s operating results.  The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company.

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

Competition

All aspects of the Company’s business are highly competitive.  The Company competes with national, regional and local manufacturers and distributors, including companies larger than Blonder Tongue that have substantially greater resources.  Various manufacturers who are suppliers to the Company sell directly as well as through distributors into the franchise and private cable marketplaces.  Because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may seek to enter the principal markets served by the Company.  Many of these potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than Blonder Tongue.  The Company expects that direct and indirect competition will increase in the future.  Additional competition could result in price reductions, loss of market share and delays in the timing of customer orders.  The principal methods of competition are product differentiation, performance, quality, price, terms, service, technical support and administrative support.  The Company believes it differentiates itself from competitors by continuously offering innovative products, providing excellent technical service support and delivering high performance-to-cost ratio products.

Intellectual Property

The Company currently holds 11 United States patents and 4 foreign patents, none of which are considered material to the Company’s present operations because they do not relate to high volume applications.  Because of the rapidly evolving nature of the cable television industry, the Company believes that its market position as a supplier to cable integrators derives primarily from its ability to develop a continuous stream of new products that are designed to meet its customers’ needs and that have a high performance-to-cost ratio.

The Company has a registered trademark on “Blonder Tongue®” and also on a “BT®” logo.

In 2008, the Company obtained licenses for a variety of technologies in concert with its new digital encoder line of products.  The licenses are from a number of companies including Dolby Laboratories Licensing Corporation (expires August 2013), Digital Content Protection, LLC (expires April 30 2010), DTLA (expires April 30, 2010), and Zenith Electronics, LLC (expires December 2010).  These standard licenses are all non-exclusive and require payment of royalties based upon the unit sales of the licensed products.  With regard to the licenses expiring in 2010, the Company expects to renew these standard licenses on similar terms.

Dolby Laboratories Licensing Corporation licensed the Company to use the Dolby Digital Plus Professional Encoder 5.2 & 2 channel license technology which is an enhanced coding system based on the AC-3 codec.  The Company became a full-adopter of HDCP license technology from Digital Content Protection, LLC, which allows the Company to manufacture HDCP components and products, as well as purchase the HDCP device key sets necessary for manufacturing these products.  The Company became a full-adopter of DTCP license technology from DTLA, which aims at encrypting interconnections between devices.  The Company has entered into a license agreement with Zenith Electronics, LLC as a Pro:Idiom Content Protection System Manufacturer.  The Pro:Idiom digital technology platform was developed by Zenith Electronics, now LG Electronics.

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

Under the Philips License Agreements, the Company is granted a non-exclusive license for remote interdiction equipment for a term which expires in 2010, concurrently with the last to expire of the relevant patents.  The Philips License Agreements provide for the payment by the Company of a one-time license fee and for the payment by the Company of royalties based upon unit sales of licensed products.  However, upon expiration of these patents, this becomes a fully paid, royalty free and perpetual license.

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

The FCC originally mandated that all analog broadcasts were to cease by February 17, 2009, however, this date was extended to June 12, 2009.  In anticipation of this analog shut down, the FCC also granted second licenses to all broadcasters to begin simulcasting digital signals.  As a result, during 2008 the Company experienced an increase in sales of digital transition headend products. Going forward, the Company anticipates a continuing shift in product mix from analog products to digital products, although the timeframe is uncertain.

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes.  The Company did not incur in 2009 and does not anticipate incurring in 2010 material capital expenditures for compliance with Federal, state and local environmental laws and regulations.  There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company.  Further, such regulations could restrict the Company’s ability to expand its operations.  Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No.  NJ0088315.  This permit will expire May 31, 2012.

Employees

As of February 19, 2010, the Company employed approximately 180 people, including 124 in manufacturing, 15 in research and development, 7 in quality assurance, 16 in sales and marketing, and 18 in a general and administrative capacity.  177 of these employees are full time employees.  69 of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company expiring in February, 2012.

ITEM 1A                RISK FACTORS

The Company’s business operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company’s control.  The following “Risk Factors” highlights some of these risks.  Additional risks not currently known to the Company or that the Company now deems immaterial may also affect the Company and the value of its Common Stock.  The risks described below, together with all of the other information included in this report, should be carefully considered in evaluating our business and prospects.  The occurrence of any of the following risks could harm the Company’s business, financial condition or results of operations. Solely for purposes of the risk factors in this Item 1A, the terms “we,” “our” and “us” refer to Blonder Tongue Laboratories, Inc. and its subsidiaries.

Any substantial decrease in sales to our largest customer may adversely affect our results of operations or financial condition.

In 2009 and 2008, sales to Toner Cable Equipment, Inc. accounted for approximately 21% and 25%, respectively, of our revenues.  There can be no assurance that any sales to this customer will reach or exceed historical levels in any future period.  We anticipate, however, that this customer will continue to account for a significant portion of our revenues in future periods, although it is not obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide us with binding forecasts of product purchases for any future period.

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

Approximately 58% of our revenues in 2009 were derived from sales to our five largest customers.  Any substantial decrease or delay in sales to one or more of our leading customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us, or our inability to develop solid relationships with integrators that may replace the present leading customers, could have a material adverse effect on our results of operations and financial condition.

An inability to reduce expenses or increase revenues may cause continued net losses.

We have had annual net losses each year since 2002.  While management believes its plan to reduce expenses and increase revenues will improve profitability, there can be no assurance that these actions will be successful.  Failure to reduce expenses or increase revenues could have a material adverse effect on our results of operations and financial condition.

A significant increase to inventory reserves due to inadequate reserves in a prior period or to an increase in excess or obsolete inventories may adversely affect our results of operations and financial condition.

We continually analyze our slow-moving, excess and obsolete inventories.  Based on historical and projected sales volumes and anticipated selling prices, we establish reserves.  If we do not meet our sales expectations, these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  We recorded an increase in reserve of $540,000 and $799,000 during 2009 and 2008 respectively.  Although we believe reserves are adequate and inventories are reflected at net realizable value, there can be no assurance that we will not have to record additional inventory reserves in the future.  Significant increases to inventory reserves could have a material adverse effect on our results of operations and financial condition.

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

If we are unable for technological or other reasons to develop and introduce products and applications or to obtain licenses for new technologies from third parties in a timely manner in response to changing market conditions or customer requirements, our results of operations and financial condition could be materially adversely affected.

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

The vast majority of our revenues in fiscal years 2009 and 2008 came from sales of our products for use by cable infrastructure operators.  Demand for our products depends to a large extent upon capital spending on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems.  Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including:

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

During the second half of 2008, through 2009, and into the first quarter of 2010, the U.S. economy has experienced a significant downturn that has resulted in elevated levels of financial market volatility, customer uncertainty and widespread concerns about the U.S. and world economies.  This may negatively impact the demand for our products and our allowance for doubtful accounts, all of which may have a material adverse effect on our business, financial condition and results of operations.  In addition, this economic crisis has had a material and direct impact on financial institutions resulting in limited access to capital, which may impact our ability to borrow funds to support operations or other liquidity needs under our credit facility or otherwise borrow or raise capital.  Moreover, our stock price could decrease if investors have concerns that our business, financial condition or results of operations will be negatively impacted by a worldwide economic downturn.

Any significant casualty to our facility in Old Bridge, New Jersey may cause a lengthy interruption to our business operations.

We operate out of one manufacturing facility in Old Bridge, New Jersey (the “Old Bridge Facility”).  While we maintain a limited amount of business interruption insurance, a casualty that results in a lengthy interruption of the ability to manufacture at, or otherwise use, that facility could have a material adverse effect on our results of operations and financial condition.

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

During the fourth quarter of 2007, we began manufacturing and assembling some of our products in the People’s Republic of China, or PRC, under a contract manufacturing arrangement with a certain key Chinese manufacturer.  Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, having our products manufactured in the PRC, including the following risks:

•	political, economic and labor instability;

•	changes in foreign government laws and regulations;

•	infringement of our intellectual property rights; and

•	difficulties in managing foreign manufacturing operations.

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

Over time we may shift a significant amount of our manufacturing operations to the PRC in order to maximize manufacturing and operational efficiency.  This could result in reducing our domestic operations in the future, which in turn could entail significant one-time earnings charges to account for severance, equipment write-offs or write downs and moving expenses.

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

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.  We do not anticipate material capital expenditures during the fiscal year ending 2010 for compliance with federal, state and local environmental laws and regulations.  There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us.  Further, such regulations could restrict our ability to expand our operations.  Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended.  Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

Any of these provisions which may have the effect of delaying or preventing a change in control of our company, could have a material adverse effect on the market value of our Common Stock.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.                  PROPERTIES

The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which is owned by the Company.  The Old Bridge Facility is encumbered by a mortgage held by Sovereign Business Capital in the principal amount of $3,233,000 as of December 31, 2009.  Management believes that the Old Bridge Facility is adequate to support the Company’s anticipated needs in 2010.

ITEM 3.                  LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

As of December 31, 2009, the Company’s Chief Executive Officer was indebted to the Company in the amount of $141,000, for which no interest has been charged.  This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002.  This debt was being repaid at the rate of $1,000 per month, all of which represented principal payments on the indebtedness, until November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  Since the time of filing, payments on this indebtedness have been subject to the automatic stay provisions of the United States Bankruptcy Code and, accordingly, no additional payments have been made.  On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.  Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a distribution toward repayment of his pre-petition obligation to the Company pro rata with all of his other pre-petition debts in sixty (60) equal consecutive monthly installments, with payments to commence as soon as practicable under the terms of the confirmed plan.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which payments would commence are not presently determinable.

ITEM 4.                  RESERVED

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

Market Information

Fiscal Year Ended December 31, 2009:	High	Low

First Quarter	$1.15	$.25
Second Quarter	1.81	.82
Third Quarter	2.10	1.12
Fourth Quarter	1.30	.93

Fiscal Year Ended December 31, 2008:	High	Low

First Quarter	$1.85	$1.20
Second Quarter	1.77	1.11
Third Quarter	1.40	.94
Fourth Quarter	1.48	.69

The Company’s Common Stock is traded on NYSE Amex under the symbol “BDR.”

Holders

As of March 15, 2010, the Company had approximately 53 holders of record of the Common Stock.  Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

     Not applicable to smaller reporting companies.

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

In 2008 the Company also took advantage of the FCC’s mandated transition from analog to digital broadcasts which required that all analog broadcasts were to cease in 2009.  The original date for such termination was February 17, 2009, however this date was extended to June 12, 2009.  In connection with this transition, the Company heavily marketed its digital products to its customer base and, in addition to trade shows, the Company offered “Back to School” classes on making the transition to digital.  As a result, during 2008 the Company experienced an increase in sales of digital transition headend products.

The Company’s product lines continue to include equipment and innovative solutions for the high-speed transmission of data in multiple dwelling unit applications.  The Company’s products are used to acquire, distribute and protect the broad range of communications signals carried on fiber optic, twisted pair, coaxial cable and wireless distribution systems.  These products are sold to customers providing an array of communications services, including television and high-speed data (Internet), to single family dwellings, multiple dwelling units (“MDUs”), the lodging industry and institutions such as hospitals, prisons, schools and marinas.  The Company’s principal customers are cable system operators (both franchise and private cable), as well as contractors that design, package, install and in most instances operate, upgrade and maintain the systems they build, including institutional and lodging/hospitality operators.

A key component of the Company’s strategy is to leverage its reputation across a broad product line, offering one-stop shop convenience to cable, broadcast, and professional markets and delivering products having a high performance-to-cost ratio.  The Company continues to expand its core product lines, including digital products (headend and distribution), to maintain its ability to provide all of the electronic equipment necessary to build small cable systems and much of the equipment needed in larger systems for the most efficient operation and highest profitability in high density applications.  The Company has also divested its interests in certain non-core business as part of its strategy to focus on the efficient operation of its core businesses.

In 2007, the Company commenced an initiative to manufacture products in the People’s Republic of China (“PRC”) in order to reduce the Company’s manufacturing costs and facilitate a more aggressive marketing program in the private cable market.  The Company’s manufacturing initiative in the PRC entails a combination of contract manufacturing agreements and purchasing agreements with key PRC manufacturers that can most fully meet the Company’s needs.  In early 2007, the Company entered into a manufacturing agreement with a key contract manufacturer in the PRC that governs its production of certain of the Company’s products upon the receipt of purchase orders from the Company.  The first products were produced in the PRC during the fourth quarter of 2007.  In 2008 and 2009, the Company’s PRC initiative continued with the transfer of manufacturing for certain high volume, labor intensive products to the PRC, including many of the Company’s analog products.  The Company’s expects that proprietary products and those requiring less labor will continue to be manufactured at the New Jersey facility, including most of the Company’s digital products.  The Company expects to continue to implement this ongoing transition in phases over the next several years, with the goal that it will ultimately encompass products representing a significant amount (but less than a majority) of the Company’s net sales.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  The three-year agreement is anticipated to provide up to $4,000,000 in revenue to the Company.  The Company received $1,087,000 and $1,324,000 in revenue from Buffalo City in 2009 and 2008, respectively.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

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

The FCC mandated that all analog broadcasts were to cease by February 17, 2009, however, this date was extended to June 12, 2009.  In anticipation of this analog shut down, the FCC also granted second licenses to all broadcasters to begin simulcasting digital signals.  As a result, the Company expects to see a continuing shift in product mix from analog products to digital products.  Accordingly, any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

In February 2010 the Company reduced its operating expenses through the reduction of head count and the reduction of outside consultant fees.  The Company anticipates that the reduction will result in approximately $1.1 million of annualized operating expense savings.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data from continuing operations as a percentage of net sales.

	Year Ended December 31,
	2009	2008
Net sales	100.0%	100.0%
Costs of goods sold	61.2	67.1
Gross profit	38.8	32.9
Selling expenses	13.7	12.4
General and administrative expenses	16.1	14.0
Research and development expenses	8.3	5.6
Earnings from operations	0.7	0.9
Other expense, net	0.6	1.1
Earnings (loss) from continuing operations before income taxes	0.1	(0.2)
Provision (benefit) for income taxes	0.3	-

2009 Compared with 2008

Net sales. Net sales decreased $6,286,000 or 17.8% to $29,034,000 in 2009 from $35,320,000 in 2008. The decrease is primarily attributed to a decrease in sales of analog video headend and digital transition headend products, partially offset by a slight increase in sales of digital video headend products.  Analog video headend product sales were $11,737,000 and $13,827,000 and digital transition headend product sales were $692,000 and $4,313,000 in 2009 and 2008, respectively.  Sales of digital video headend products were $6,969,000 and $6,627,000 in 2009 and 2008, respectively.  The overall sales decrease is due to a decrease in demand for the Company’s products across most of its product lines resulting from the general deterioration in economic conditions.  As described above, the Company has experienced and expects to continue to see a shift in product mix from analog products to digital products as a result of the Digital Transition.  The Company believes that during 2008 (particularly the second and third quarters of 2008), customers were purchasing those digital products that they deemed to be essential in anticipation of the Digital Transition.  Sales of digital products in 2009 generally have been derived from more discretionary customer purchases (as opposed to essential purchases in anticipation of the Digital Transition), which continue to be negatively impacted by the general deterioration in economic conditions.

Cost of Goods Sold. Cost of goods sold decreased to $17,758,000 for 2009 from $23,713,000 in 2008 and decreased as a percentage of sales to 61.2% from 67.1%. The decrease is primarily attributed to a decrease in net sales and reduced direct manufacturing costs.  The decrease as a percentage of sales is primarily attributed to a more favorable product mix, including newer higher margin products and the lower costs of manufacturing certain mature analog products in the PRC.

Selling Expenses. Selling expenses decreased to $3,983,000 for 2009 from $4,377,000 in 2008 but increased as a percentage of sales to 13.7% for 2009 from 12.4% for 2008. This $394,000 decrease is primarily attributable to a decrease in consulting fees of $126,000, a decrease in advertising and trade show expense of $113,000 and a decrease in sales commissions of $80,000. Management made these reductions in response to general economic conditions and the Company’s reduced sales level.  The percentage increase was primarily the result of reduced net sales.

General and Administrative Expenses. General and administrative expenses decreased to $4,669,000 in 2009 from $4,935,000 for 2008 and increased as a percentage of sales to 16.1% for 2009 from 14.0% in 2008. This $266,000 decrease is primarily attributable to a decrease in salaries of $102,000 due to decreased head count, a decrease in seminar fees of $44,000, a decrease in credit and collection fees of $42,000 due to improved collections of accounts receivable and a decrease in computer expense of $40,000. Management made these reductions in response to general economic conditions and the Company’s reduced sales level.  The percentage increase was primarily the result of reduced net sales.

Research and Development Expense. Research and development expenses increased to $2,420,000 in 2009 from $1,989,000 in 2008 and increased as a percentage of sales to 8.3% in 2009 from 5.6% in 2008. This $431,000 increase is primarily attributable to an increase in salaries and fringe benefits of $244,000 due to increased head count and an increase in amortization of license fees of $101,000. These increases were part of the Company’s strategy to increase its research and development capabilities in 2009, particularly with regard to new digital products.  The percentage increase was primarily the result of reduced net sales.

Operating Income. Operating income of $204,000 for 2009 represents a decrease of $102,000 from operating income of $306,000 in 2008. Operating income as a percentage of sales decreased to 0.7% in 2009 from 0.9% in 2008.

Interest expense. Interest expense decreased to $179,000 in 2009 from $409,000 in 2008. The decrease is the result of lower average borrowings and a reduced interest rate.

Income Taxes. The provision for income taxes was $75,000 and zero for 2009 and 2008, respectively. The provision is a result of a decrease in the deferred tax assets due to certain temporary differences being realized offset by a decrease in the valuation allowance of 329,000 and $101,000 in 2009 and 2008, respectively, since the gross deferred tax asset has been reduced.  A valuation allowance is recorded since the realization of the entire deferred tax benefit is not considered more likely than not. The Company believes its current projected taxable income over the next five years as well as certain tax strategies are adequate to the realization of the remaining deferred tax benefit.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company.  Fourth quarter sales in 2009 as compared to other quarters were slightly impacted by fewer production days.  The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

As of December 31, 2009 and 2008, the Company’s working capital was $11,243,000 and $12,213,000, respectively.  The decrease in working capital is attributable primarily to a decrease in cash of $2,455,000.  The decrease in cash is attributable primarily to cash used in financing activities (primarily repayment of debt) along with a reduction in accounts payable and accrued expenses of $1,449,000.

The Company’s net cash used in operating activities for the year ended December 31, 2009 was $1,328,000 primarily due to a decrease in accounts payable and accrued expenses of $1,449,000 and an increase in inventories of $958,000, compared to net cash provided by operating activities for the year ended December 31, 2008 of $1,281,000.

Cash used in investing activities was $404,000, which was attributable primarily to capital expenditures of $236,000 and acquisition of licenses of $230,000.

Cash used in financing activities was $723,000 for the period ended December 31, 2009, comprised primarily of repayment of debt of $1,040,000 offset by $317,000 in additional borrowings of debt.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50%.  Prime was 3.25% at December 31, 2009.

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

The average amount outstanding on the Company’s line of credit during 2009 was approximately $1,000 at a weighted average interest rate of 3.25%.  The maximum amount outstanding on the line of credit during 2009 was $300,000.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under its credit facility with Sovereign.  As of December 31, 2009, the Company had approximately $4,000,000 of availability for borrowing under its Revolver with Sovereign.  The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on August 5, 2011.  The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity.   The Company considers opportunities to refinance its existing indebtedness based on market conditions.  Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by August 5, 2011, there can be no assurances that it will do so.  Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all.  Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.  The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $236,000 and $374,000 in the years ended December 31, 2009 and 2008, respectively.   The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

Inventory and Obsolescence

The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans.  Based on these analyses, the Company estimates and projects those products that are unlikely to be sold during the next twelve months.  Inventories that are not anticipated to be sold in the next twelve months, have been classified as non-current.  This procedure has been applied to the December 31, 2009 and 2008 inventories and, accordingly, $5,637,000 and $4,392,000, respectively, have been classified to non-current assets.

Approximately 51% of the non-current inventories are comprised of finished goods.  The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands.  In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

The Company continually analyzes its slow-moving, excess and obsolete inventories.  Based on historical and projected sales volumes for finished goods, historical and projected usage of raw materials, and anticipated selling prices, the Company establishes reserves.  If the Company does not meet its sales expectations these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  During 2009 and 2008, the Company recorded an increase to its reserve of $540,000 and $799,000, respectively.  The increases in the inventory reserve during 2009 and 2008 were primarily the result of an increase in certain obsolete raw materials.  The Company believes reserves are adequate and inventories are reflected at net realizable value.

Accounts Receivable and Allowance for Doubtful Accounts

Management periodically performs a detailed review of amounts due from customers to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management’s estimates of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowances and net earnings.  As these factors are difficult to predict and are subject to future events that may alter management assumptions, these allowances may need to be adjusted in the future.

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

Valuation of Deferred Tax Assets

Management periodically evaluates its ability to recover the reported amount of its deferred income tax assets considering several factors, including the estimate of the likelihood that it will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, which indicated that it was more likely than not that the Company would not realize the benefits related to the deferred tax assets, the Company recorded a valuation allowance equal to a significant portion of the net deferred tax assets as of December 31, 2009 and 2008.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”), in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, (“Codification” or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2009, FASB issued ASC Topic 810-10 “Consolidation – Variable Interest Entities” (“ASC Topic 810-10”), to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of ASC Topic 810-10 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC Topic 860-20 “Transfers and Servicing - Sale of Financial Assets” (“ASC Topic 860-20”), to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of ASC Topic 860, “Transfers and Servicing,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  ASC Topic 860-20 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not currently engage in the transfer of financial assets and, therefore, does not expect that the adoption of ASC Topic 860-20 will have a material impact on the Company’s financial statements.

In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosure--Overall.”  The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  The amendments in this update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

The FASB has published FASB Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures.  FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2009 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2009 or 2008, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable to smaller reporting companies.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the consolidated financial statements and notes thereto of the Company, which are attached hereto beginning on page 34.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2009.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

During the quarter ended December 31, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about the Company’s directors and executive officers, its Audit Committee and the Audit Committee’s “audit committee financial expert,” is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.  Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.

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

ITEM 11.                EXECUTIVE COMPENSATION

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.

Summary information  concerning the Company’s equity  compensation plans is incorporated by reference from the discussion related to Proposal 2 under the heading "Equity Compensation Plans" in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.  Information about the independence of each director or nominee for director of the Company during 2009 is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accountants” and “Pre-Approval Policy for Services by Independent Registered Public Accountants” in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.

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

(a)(3)                      Exhibits.

The exhibits are listed in the Index to Exhibits appearing below and are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

(b)                           Index to Exhibits:

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A for the period ending December 31, 2007, originally filed May 9, 2008.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.1	1994 Incentive Stock Option Plan.	Incorporated by reference from Exhibit 10.5 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.2	1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

Exhibit #	Description	Location
10.3	First Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 10.5(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

10.4	Second Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.3 to S-8 Registration Statement No. 333-52519 originally filed on May 13, 1998.

10.5	Third Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.4 to S-8 Registration Statement No. 333-37670, originally filed May 23, 2000.

10.6	Fourth Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.5 to S-8 Registration Statement No. 33-96993, originally filed July 24, 2002.

10.7	Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Appendix B to Registrant’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed March 27, 1998.

10.8	First Amendment to the Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-111367, originally filed on December 19, 2003.

10.9	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.10 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.10	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.22 to S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.11	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

10.12	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan	Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders held on May 24, 2005.

10.13	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan	Incorporated by reference from Appendix B to the Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders held on May 24, 2005.

Exhibit #	Description	Location
10.14	Form of Option Agreement under the 1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.

10.15	Form of Option Agreement under the 1996 Director Option Plan.	Incorporated by reference from Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.

10.16	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 15, 2005.

10.17	Form of Option Agreement under the 2005 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2007, filed March 31, 2008.

10.18	First Amendment to Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders held on May 23, 2007.

10.19	Revolving Credit, Term Loan and Security Agreement, dated August 6, 2008, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated August 6, 2008, filed August 8, 2008.

21	Subsidiaries of Blonder Tongue Laboratories, Inc.	Filed herewith.

23.1	Consent of Marcum LLP.	Filed herewith.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibits 10.1-10.8 and 10.11-10.18 represent management contracts or compensation plans or arrangements.

(c)           Financial Statement Schedules:

Report of Marcum LLP on financial statement schedule is included on page 57 of this Annual Report on Form 10-K.

The following financial statement schedule is included on page 58 of this Annual Report on Form 10-K:

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
Blonder Tongue Laboratories, Inc.
Old Bridge, New Jersey

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the two years in the period ended December 31, 2009 in conformity with United States generally accepted accounting principles.

/s/ Marcum LLP

New York, New York
March 24, 2010

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	December 31,
	2009	2008

Assets
Current assets:
Cash	$14	$2,469
Accounts receivable, net of allowance for doubtful accounts of $164 and $304 respectively	4,059	3,787
Inventories	8,149	8,976
Prepaid and other current assets	590	372
Deferred income taxes	383	436
Total current assets	13,195	16,040
Inventories, net non-current	5,637	4,392
Property, plant and equipment, net of accumulated depreciation and amortization	4,000	4,176
License agreements, net	207	155
Other assets, net	235	359
Deferred income taxes	1,898	1,920
	$25,172	$27,042
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$228	$237
Accounts payable	1,065	1,744
Accrued compensation	199	681
Accrued benefit liability	297	714
Income taxes payable	49	49
Other accrued expenses	114	402
Total current liabilities	1,952	3,827

Long-term debt	3,065	3,779
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,339	25,188
Retained earnings	3,411	3,336
Accumulated other comprehensive loss	(1,264)	(1,757)
Treasury stock, at cost, 2,273 shares	(7,339)	(7,339)
Total stockholders’ equity	20,155	19,436
	$25,172	$27,042

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31
	2009	2008

Net sales	$29,034	$35,320
Cost of goods sold	17,758	23,713
Gross profit	11,276	11,607
Operating expenses:
Selling expenses	3,983	4,377
General and administrative	4,669	4,935
Research and development	2,420	1,989
	11,072	11,301
Earnings from operations	204	306

Other expense:
Interest expense	(179)	(409)
Interest and other income	17	17
	(162)	(392)
Earnings (loss) from continuing operations before income taxes	42	(86)
Provision (benefit) for income taxes	75	-
Loss from continuing operations after income taxes	(33)	(86)
Discontinued operations:
Earnings (loss) from discontinued operations	46	(35)
Gain (loss) on disposal of subsidiary	62	(290)
Total discontinued operations	108	(325)
Net earnings (loss)	$75	$(411)
Basic and diluted (loss) per share from continuing operations	$(0.01)	$(0.01)
Basic and diluted earnings (loss) per share from discontinued operations	$0.01	$(0.01)
Basic and diluted gain (loss) per share on disposal	$0.01	$(0.05)
	$0.02	$(0.06)
Basic and diluted net earnings (loss) per share	$0.01	$(0.07)
Basic weighted average shares outstanding	6,191	6,220
Diluted weighted average shares outstanding	6,206	6,220

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance at January 1, 2008	8,465	$8	$24,887	$3,747	$(654)	$(7,311)	$20,677
Net loss	-	-	-	(411)	-	-	(411)
Recognized pension expense, net of taxes	-	-	-	-	(1,103)	-	(1,103)
Comprehensive loss	-	-	-	-	-	-	(1,514)
Acquisition of treasury stock	-	-	-	-	-	(28)	(28)
Stock-based Compensation	-	-	301	-	-	-	301
Balance at December 31, 2008	8,465	$8	$25,188	$3,336	$(1,757)	$(7,339)	$19,436
Net earnings	-	-	-	75	-	-	75
Recognized pension gain, net of taxes	-	-	-	-	493	-	493
Comprehensive income	-	-	-	-	-	-	568
Stock-based Compensation	-	-	151	-	-	-	151
Balance at December 31, 2009	8,465	$8	$25,339	$3,411	$(1,264)	$(7,339)	$20,155

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2009	2008

Cash Flows From Operating Activities:
Net earnings (loss) )	$75	$(411)
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation	412	401
Amortization	178	78
Stock-based compensation expense	151	301
Gain on disposal of assets of subsidiary	(62)
Loss on Hybrid’s property and equipment	-	290
Provision for inventory reserves	540	799
Provision for doubtful accounts	38	(45)
Non cash pension expense	76	(198)
Deferred income taxes	75	-
Changes in operating assets and liabilities:
Accounts receivable	(310)	(816)
Inventories	(958)	273
Prepaid and other current assets	(218)	376
Other assets	124	55
Income taxes	-	-
Accounts payable, accrued expenses and accrued compensation	(1,449)	178
Net cash provided by (used in) operating activities	(1,328)	1,281
Cash Flows From Investing Activities:
Capital expenditures	(236)	(374)
Acquisition of licenses	(230)	(159)
Proceeds from sale of subsidiary .	62	37
Net cash used in investing activities	(404)	(496)
Cash Flows From Financing Activities:
Repayments of debt	(1,040)	(22,571)
Borrowings of debt	317	24,013
Acquisition of treasury stock	-	(28)
Net cash provided by (used in) financing activities	(723)	1,414
Net increase (decrease) in cash	(2,455)	2,199
Cash, beginning of year	2,469	270
Cash, end of year	$14	$2,469
Supplemental Cash Flow Information:
Cash paid for interest	$183	$417
Cash paid for income taxes	-	-

See accompanying notes to the consolidated financial statements.

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve based on historical experience, in its overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2009 is adequate; however, actual write-offs might exceed the recorded allowance.

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

(e)           Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740 “Income Taxes” (“ASC Topic 740”).  Deferred income taxes are provided for temporary differences in the recognition of certain income and expenses for financial and tax reporting purposes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

The Company will classify as income tax expense any interest and penalties recognized in accordance with ASC Topic 740.

(f)           Intangible Assets

Intangible assets consist of license agreements that are carried at cost less accumulated amortization.  Amortization is computed utilizing the straight-line method over the estimated useful life of the respective asset.

The components of intangible assets consisting entirely of license agreements at December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009	December 31, 2008

License agreements	$1,779	$1,549
Accumulated amortization	$1,572	$1,394
	$ 207	$ 155

Amortization expense for intangible assets was $178 and $78 for the years ending December 31, 2009 and 2008, respectively.  Intangible asset amortization is projected to be approximately $178 for the year ending December 31, 2010 and $29 for the year ending December 31, 2011.

(g)           Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable.  When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  The Company did not recognize any intangible asset impairment charges in 2009.

(h)           Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents.  The Company did not have any cash equivalents at December 31, 2009 and 2008.  Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit.  Periodically, the Company evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible.

(i)           Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

(j)           Revenue Recognition

The Company records revenues when products are shipped and the amount of revenue is determinable and collection is reasonably assured.  Customers do not have a right of return.  The Company provides a three year warranty on most products.  Warranty expense was not deemed material in the two year period ended December 31, 2009.

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

(k)           Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.  The diluted share base excludes incremental shares of 1,479 and 1,601 related to stock options for December 31, 2009 and 2008, respectively.  These shares were excluded due to their antidilutive effect.

(l)           Treasury Stock

Treasury Stock is recorded at cost.  Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

(m)           Derivative Financial Instruments

The Company utilizes interest rate swaps at times to manage interest rate exposures.  The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur.  The Company did not hold an interest rate swap at December 31, 2009 or 2008.  The Company does not hold or issue financial instruments for trading purposes.

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

Approximately 38% of the Company’s employees are covered by a three year collective bargaining agreement, which expires in February 2012.

The Company estimates that analog video headend products accounted for approximately 40% and 39% of the Company’s revenues in the years ended December 31, 2009 and 2008, respectively.  The Company estimates that digital video headend products accounted for approximately 24% and 18% of the Company’s revenues in the years ended December 31, 2009 and 2008, respectively.  Any substantial decrease in sales of analog video headend products without a related increase in digital video headend products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

(o)           Share Based Payments

The Company accounts for share based payments in accordance with ASC Topic 718 “Compensation – Stock Payments” (“ASC Topic 718”).  The statement requires companies to expense the value of employee stock options and similar awards.  Under ASC Topic 718, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest will not be reversed if the awards expire without being exercised.  Stock compensation expense under ASC Topic 718 was $151 and $301 for the years ended December 31, 2009 and 2008, respectively.

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 5.5 and 6.5 years; no dividend yield; volatility at 77% and 72%, and risk free interest rate of 2.49% and 3.68% for 2009 and 2008, respectively.

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

(p)           Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

(q)           Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”), in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, (“Codification” or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2009, FASB issued ASC Topic 810-10 “Consolidation – Variable Interest Entities” (“ASC Topic 810-10”), to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of ASC Topic 810-10 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC Topic 860-20 “Transfers and Servicing - Sale of Financial Assets” (“ASC Topic 860-20”), to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of ASC Topic 860, “Transfers and Servicing,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  ASC Topic 860-20 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not currently engage in the transfer of financial assets and, therefore, does not expect that the adoption of ASC Topic 860-20 will have a material impact on the Company’s financial statements.

In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosure--Overall.”  The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  The amendments in this update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

The FASB has published FASB Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures.  FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2009 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2009 or 2008, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

 (r)           Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold.  Royalty expense is recorded as a component of selling expenses.  The Company amortizes license fees over the life of the relevant contract.

(s)           Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2009 and 2008 and cumulative translation gains and losses as of December 31, 2009 and 2008 were not material.

Note 2 – Inventories

Inventories, net of reserves, are summarized as follows:
	December 31,
	2009	2008
Raw materials	$6,726	$6,854
Work in process	1,508	3,116
Finished goods	8,125	6,445
	16,359	16,415
Less current inventory	(8,149)	(8,976)
	8,210	7,439
Less reserve for slow moving and obsolete inventory	(2,573)	(3,047)
	$5,637	$4,392

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

The Company recorded a $540 and $799 provision for slow moving and obsolete inventory during the years ended December 31, 2009 and 2008, respectively.  In 2009 and 2008, the Company wrote off fully reserved inventories of approximately $1,014 and $4,896, respectively.

Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2009	2008
Land	$1,000	$1,000
Building	3,361	3,361
Machinery and equipment	8,843	8,671
Furniture and fixtures	408	406
Office equipment	2,094	2,073
Building improvements	1,029	988
	16,735	16,499
Less: Accumulated depreciation and amortization	(12,735)	(12,323)
	$4,000	$4,176

Depreciation expense amounted to approximately $412 and $401 during the years ended December 31, 2009 and 2008, respectively.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50%.  Prime was 3.25% on December 31, 2009.

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

Long-term debt consists of the following:

	December 31,
	2009	2008
Revolving loan	$ -	$ -
Term loan	3,233	3,933
Capital leases (Note 5)	60	83
	3,293	4,016
Less: Current portion	(228)	(237)
	$3,065	$3,779

Annual maturities of long term debt at December 31, 2009 are $228 in 2010, $3,057 in 2011, $3 in 2012, $4 in 2013 and $1 in 2014.

Note 5 – Commitments and Contingencies

Leases

The Company leases certain factory, office and automotive equipment under noncancellable operating leases and equipment under capital leases expiring at various dates through April, 2014.

Future minimum rental payments, required for all noncancellable leases are as follows:

	Capital	Operating
2010	33	$162
2011	25	77
2012	4	36
2013	4	18
2014	1	2
Thereafter	-	-
Total future minimum lease payments	67	$295
Less: amounts representing interest	7
Present value of minimum lease payments	$ 60

Property, plant and equipment included capitalized leases of $2,799 at December 31, 2009 and 2008, less accumulated amortization of $2,755 and $2,721 at December 31, 2009 and 2008, respectively.

Rent expense was $233 and $225 for the years ended December 31, 2009 and 2008, respectively.

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

Note 6 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral.  The Company’s contributions to this plan were $232 and $262, for the years ended December 31, 2009 and 2008, respectively.

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

The following table sets forth the change in projected benefit obligation, change in plan assets and funded status of the defined benefit pension plan:

	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,650	$2,530
Service cost	0	0
Interest cost	150	154
Plan participants’ contributions	0	0
Amendments	0	0
Actuarial loss (gain)	(37)	130
Business combinations	0	0
Divestitures	0	0
Curtailments	0	0
Settlements	0	0
Special termination benefits	0	0
Benefits paid	(303)	(164)
Currency translation adjustment	0	0
Benefit obligation at end of year	$2,460	$2,650

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,936	$2,721
Actual return on plan assets	430	(821)
Employer contribution	100	200
Business combinations	0	0
Divestitures	0	0
Settlements	0	0
Plan participants’ contributions	0	0
Benefits paid	(303)	(164)
Administrative Expenses Paid	0	0
Currency Translation Adjustment	0	0
Fair value of plan assets at end of year	$2,163	$1,936

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Funded status	$(297)	$(714)

Amounts Recognized in the Statement of Financial Position consists of:
Noncurrent assets	$ 0	$ 0
Current liabilities	$ 0	$ 0
Noncurrent liabilities	$ (297)	$ (714)
Net amount recognized	$ (297)	$ (714)

	2009	2008

Change in Accumulated Other Comprehensive Income	-	-

Amounts Recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss (gain)	$1,264	$1,757
Prior service cost (credit)	-	-
Unrecognized net initial obligation (asset)	-	-
Total (before tax effects)	$1,264	$1,757

Accumulated benefit Obligation End of Year	$2,460	$2,650

	2009	2008
Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit of obligation	$2,460	$2,650
Accumulated benefit obligation	$2,460	$2,650
Fair value of plan assets	$2,163	$1,936

Weighted-Average Assumptions Used to Determine Benefit Obligation in Excess of Plan Assets:
Discount Rate	6.00%	6.00%
Salary Scale	N/A	N/A

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
Net periodic cost
Service cost	$0	$0
Interest cost	150	154
Expected return on plan assets	(133)	(187)
Recognized prior service cost (credit)	0	0
Recognized actuarial (gain) loss	159	35
Recognized net initial obligation (asset)	0	0
Recognized actuarial (gain) loss due to curtailments	0	0
Recognized actuarial (gain) loss due to settlements	0	0
Recognized actuarial (gain) loss due to special termination benefits	0	0
Net periodic benefit cost	$176	$2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other comprehensive Income
Net actuarial loss (gain)	$(334)	$1,138

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Recognized actuarial loss (gain)			(159)	(35)
Prior service cost (credit)			0	0
Recognized prior service cost (credit)			0	0
Total net obligation			0	0
Total recognized in other comprehensive income (before tax effects)			$(493)	$1,103

Total recognized in net periodic benefit cost and other comprehensive income (before tax effects)			$(317)	$1,105

			2009	2008
Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain)/loss recognition			$106	$155
Prior service cost recognition			$0	$0
Net initial obligations/(asset) recognition			$0	$0

Weighted-Average Assumptions Used to Determine Net Periodic Cost for Fiscal Periods Ending as of December 31
Discount rate			6.00%	6.50%
Expected asset return			7.00%	7.00%
Salary Scale			N/A	N/A
Plan Assets
Asset Category	Expected Long-Term Return	Target Allocation	2009	2008
Equity securities	8.50%	55%	63%	51%
Debt securities	5.50%	45%	37%	49%
Total	7.00%	100%	100%	100%

Estimated Future Benefit Payments
Expected company contributions in the following fiscal year			$200
Expected Benefit Payments:
In the first year following the disclosure date			$93
In the second year following the disclosure date			$126
In the third year following the disclosure date			$78
In the fourth year following the disclosure date			$165
In the fifth year following the disclosure date			$93
In the sixth year following the disclosure date			$758

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), establishes a framework for measuring fair value.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy consists of three broad levels:  Level 1 inputs consist of unadjusted quoted prices in active markets for identical assets and have the highest priority, Level 2 inputs consist of observable inputs other than quoted prices for similar assets, and Level 3 inputs have the lowest priority.  The plan uses appropriate valuation techniques based on the available inputs to measure the fair value of its investments.  When available, the plan measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.  Level 3 inputs were used only when Level 1 or Level 2 inputs were not available.  The three levels of the fair value hierarchy under ASC 820 are described below:

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
Level 1

Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the plan has the ability to access.

Level 2

Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets

•	Quoted prices for identical or similar assets or liabilities in inactive markets

•	Inputs other than quoted prices that are observable for the asset or liability

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets measured at fair value:

Pooled separate accounts:  Units of pooled separate accounts that are invested mainly in short term securities, such as commercial paper; fixed securities, such as asset backed securities, residential mortgage backed securities, commercial mortgage backed securities and government bonds; and international stocks, which have observable level 1 or 2 inputs, including quoted prices for similar assets, are valued per unit using a pricing service, Interactive Data Corporation.  Units of pooled separate accounts that are invested directly in mutual funds or domestic stocks which have observable level 1 inputs are used in determining the net asset value (NAV) of the pooled separate account, which is not publicly quoted.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The plan invests 100% in pooled separate accounts which are valued utilizing level 2 inputs.

Note 7 - Related Party Transactions

As of December 31, 2009 the Chief Executive Officer was indebted to the Company in the amount of $141, for which no interest has been charged.  This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at December 31, 2009 and 2008.  No payments on this indebtedness have been made since November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey. Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a distribution toward repayment of his pre-petition obligation to the Company pro rata with all of his other pre-petition debts in sixty (60) equal consecutive monthly installments, with payments to commence as soon as practicable under the terms of the confirmed plan.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which payments would commence are not presently determinable.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  The three-year agreement is anticipated to provide up to $4,000 in revenue to the Company.  The Company received $1,087 and $1,324 in revenue from Buffalo City in 2009 and 2008, respectively.  In addition, the Company’s accounts receivable included $901 (22%) and $929 (25%) due from Buffalo City at December 31, 2009 and 2008, respectively.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

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

Credit risk with respect to trade accounts receivable was concentrated with three of the Company’s customers in each of 2009 and 2008. These customers accounted for approximately 71% and 55% of the Company’s outstanding trade accounts receivable at December 31, 2009 and 2008, respectively.  The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations.  From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

The Company’s largest customer accounted for approximately 21% and 25% of the Company’s sales in each of the years ended December 31, 2009 and 2008, respectively.  This customer accounted for approximately 18% and 20% of the Company’s outstanding trade accounts receivable at December 31, 2009 and 2008, respectively.  A second customer accounted for approximately 11% of the Company’s sales in each of the years ended December 31, 2009 and 2008.  This customer accounted for approximately 11% of the Company’s outstanding trade accounts receivable at December 31, 2008.  A third customer accounted for 14% of the Company’s sales in the year ended December 31, 2009.  This customer accounted for 31% of the Company’s trade accounts receivable at December 31, 2009.  The Company had sales outside the United States of approximately 1% in each of years ended December 31, 2009 and 2008.

Note 9 – Stock Repurchase Program

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”).  The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit.  The Company repurchased 32 shares during 2008 under the 2002 Program.  On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”).  As of December 31, 2009, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program.  The Company intends to continue making purchases under the 2002 Program up to its limits, and

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

thereafter to make purchases under the 2007 Program.  During 2009, the Company did not purchase any of its Common Stock under the 2002 Program or 2007 Program.

Note 10 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2009 and 2008, there were no outstanding preferred shares.

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

In May 2005, the stockholders of the Company approved the 2005 Employee Equity Incentive Plan (the “Employee Plan”), which initially authorized the Compensation Committee of the Board of Directors (the “Committee”) to grant a maximum of 500 shares of equity based and other performance based awards to executive officers and other key employees of the Company.  In May 2007, the stockholders of the Company approved an amendment to the

Employee Plan to increase the maximum number of equity based and other performance awards to 1,100.  The Committee determines the optionees and the terms of the awards granted under the Employee Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.

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

The following tables summarize information about stock options outstanding for the years ended December 31, 2009 and 2008:

	1994 Plan (#)	Weighted- Average Exercise Price ($)	1995 Plan (#)	Weighted-Average Exercise Price ($)	1996 Plan (#)	Weighted-Average Exercise Price ($)	2005 Employee Plan (#)	Weighted-Average Exercise Price ($)	2005 Director Plan (#)	Weighted-Average Exercise Price ($)
Shares under option:
Options outstanding at January 1, 2008	17	2.88	607	4.21	148	4.30	748	2.15	80	1.94
Granted	-	-	-	-	-	-	188	0.76	74	1.21
Exercised	-	-	-	-	-	-	-	-	-	-
Forfeited	(3)	2.88	(12)	5.21	(20)	6.88	(13)	2.64	-	-
Options outstanding at December 31, 2008	14	2.88	595	4.19	128	3.89	923	1.86	154	1.59
Granted	-	-	-	-	-	-	-	-	43	1.01
Exercised	-	-	-	-	-	-	-	-	-	-
Forfeited	(3)	2.88	(38)	6.30	(38)	6.53	(16)	2.64	(35)	1.58
Options outstanding at December 31, 2009	11	2.88	557	4.08	90	3.72	907	1.86	162	1.43
Options exercisable at December 31, 2009	11	2.88	557	4.08	90	3.72	672	2.05	119	1.58
Weighted-average fair value of options granted during: 2008 2009	- -		- -		- -		$0.52 -		$0.76 $0.67

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Total options available for grant were 192 and 217 at December 31, 2009 and December 31, 2008, respectively.

	Options Outstanding			Options Exercisable

Range of Exercise Prices ($)	Number of Options Outstanding at 12/31/09	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price ($)	Number Exercisable at 12/31/09	Weighted-Average Exercise Price ($)

1994 Plan: 2.88	11	1.1	2.88	11	2.88

1995 Plan: 2.88 to 7.38	557	2.2	4.08	557	4.08

1996 Plan: 2.05 to 7.03	90	2.8	3.72	90	3.72

2005 Employee Plan: 0.76 to 3.84	907	6.9	1.87	672	2.05

2005 Director Plan: 0.76 to 1.98	162	8.2	1.43	119	1.58

The exercisable options under each of the Plans at December 31, 2009 had an intrinsic value of $0.

Note 12 - Income Taxes

The following summarizes the provision (benefit) for income taxes:

	2009	2008
Current: Federal	$--	$--
State and local	--	--
	--	--
Deferred:
Federal	128	86
State and local	276	15
	404	101
Valuation allowance	(329)	(101)
Provision (benefit) for income taxes	$75	$--

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

	2009	2008
Provision (benefit) for Federal income taxes at the statutory rate	$51	$(140)
State and local income taxes, net of Federal benefit	9	(16)
Permanent differences:
Stock compensation	61	114
Other	27	26
Net operating loss true up	10	117
State rate adjustment	246	--
Change in valuation allowance	(329)	(101)
Provision (benefit) for income taxes	$75	$--

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets: Allowance for doubtful accounts	$66	$116
Inventories	1,357	1,479
Goodwill	1,225	1,525
Net operating loss carry forward	5,340	5,263
Total deferred tax assets	7,988	8,383
Deferred tax liabilities:
Depreciation	(96)	(87)
Total deferred tax liabilities	(96)	(87)
	7,892	8,296
Valuation allowance	(5,611)	(5,940)
Net	$2,281	$2,356

The Company has recorded $383 and $1,898 and $436 and $1,920 of short term and long term deferred tax assets, respectively, as of December 31, 2009 and 2008, since it projects recovering these benefits over the next three to five years.  The Company also considered various tax strategies in arriving at the carrying amount of deferred tax assets.  A valuation allowance has been recorded against the balance of the long-term deferred tax benefits since management does not believe the realization of these benefits is more likely than not.  As of December 31, 2009, the Company had federal net operating loss carry forwards and state net operating loss carry forwards of approximately $13,931 and $9,761, which will begin to expire in the year 2022 and 2010, respectively.  The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2006.

Note 13 – Discontinued Operations (Subscribers and passings in whole numbers)

The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for the disposal of certain subsidiaries during the years ended December 31, 2009 and 2008.

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

Pursuant to the Purchase Agreement, DirecPath paid the Company an aggregate purchase price of $3,130 in cash, resulting in a gain of approximately $880 on the sale, after certain post-closing adjustments, including an adjustment for cash, an adjustment for working capital and adjustments related to the number of subscribers for certain types of services, all as of the closing date and as set forth in the Purchase Agreement. A portion of the purchase price, $37, was held in an escrow account, and was included as part of the prepaid and other current assets, pursuant to an Escrow Agreement dated December 15, 2006, among the Company, DirecPath and U.S. Bank National Association, to secure the Company’s indemnification obligations under the Purchase Agreement.  During January 2009, all remaining amounts in the escrow account were released back to the Company and all indemnification obligations were satisfied.  Accordingly, the Company recognized an additional gain of approximately $62 on the sale.

In addition, in connection with the divestiture transaction, on December 15, 2006, the Company entered into a Purchase and Supply Agreement with DirecPath, LLC, a wholly-owned subsidiary of DirecPath ("DPLLC"), pursuant to which DPLLC is contractually obligated to purchase $1,630 of products from the Company, subject to certain adjustments, over a period of three (3) years.  DPLLC purchased $13 and $64 of equipment from the Company in 2009 and 2008, respectively, and has fallen short of the amount required by this Purchase Agreement.

The period in which DPLLC is required to satisfy the purchase commitment may be extended upon the occurrence of certain events, including if the Company is unable to deliver the products required by DPLLC.  The Company and DPLLC are involved in ongoing discussions regarding an extension of the period of time within which DPLLC can fulfill its obligation under the Purchase Agreement.

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

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

As a result of the above, the Company reflected the disposal of Hybrid as a discontinued operation. Components of the net income (loss) from discontinued operations are as follows:

	Year Ended December 31,
	2009	2008
Net Sales	$ 98	$ 105
Cost of goods sold	81	91
Gross profit	17	14

General and administrative	1	49
Other income	30	-

Net earnings (loss)	$ 46	$ (35)

Report of Independent Registered Public Accounting Firm

To the Audit Committee of
Blonder Tongue Laboratories, Inc.
Old Bridge, New Jersey

The audits referred to in our report dated March 24, 2010 relating to the consolidated financial statements of Blonder Tongue Laboratories, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.
In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ Marcum, LLP

Marcum, LLP
New York, New York

March 24, 2010

 BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended December 31, 2009 and 2008
(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year

Year ended December 31, 2009:	$304	$38	-	$(178)	$164
Year ended December 31, 2008:	$349	$25	-	$(70)	$304

Deferred Tax Asset Valuation Allowance
Year ended December 31, 2009:	$5,940	-	-	$(329)	$5,611
Year ended December 31, 2008:	$6,041	-	-	$(101)	$5,940

Inventory Reserve
Year ended December 31, 2009:	$3,047	$540	-	$(1,014)(1)	$2,573
Year ended December 31, 2008:	$7,144	$799	-	$(4,896)(1)	$3,047

 (1)           Disposal of fully reserved inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date:  March 24, 2010                                                      By:    /s/ James A. Luksch
James A. Luksch
Chief Executive Officer

    By:  /s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James A. Luksch James A. Luksch	Director and Chief Executive Officer (Principal Executive Officer)	March 24, 2010
/s/ Eric Skolnik Eric Skolnik	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2010
/s/ Robert J. Pallé, Jr. Robert J. Pallé, Jr.	Director, President, Chief Operating Officer and Secretary	March 24, 2010
/s/ Anthony Bruno Anthony Bruno	Director	March 24, 2010
/s/ James F. Williams James F. Williams	Director	March 24, 2010
/s/ Robert B. Mayer Robert B. Mayer	Director	March 24, 2010
/s/ Gary P. Scharmett Gary P. Scharmett	Director	March 24, 2010
/s/ Steven L. Shea Steven L. Shea	Director	March 24, 2010