Form 10-Q
period 2010-03-31
BLONDER TONGUE LABORATORIES INC
filed 2010-05-06
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010,

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

                        Delaware                                                                                                                                              52-1611421
(State or other jurisdiction of incorporation or organization)                                                                                                           (I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey                                                                                                                           08857
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

Yes       No   X

Number of shares of common stock, par value $.001, outstanding as of May 5, 2010: 6,191,554

The Exhibit Index appears on page 16.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(unaudited)
	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash	$65	$14
Accounts receivable, net of allowance for doubtful accounts of $178 and $164, respectively	4,137	4,059
Inventories	8,173	8,149
Prepaid and other current assets	530	590
Deferred income taxes	383	383
Total current assets	13,288	13,195
Inventories, net non-current	6,982	5,637
Property, plant and equipment, net of accumulated depreciation and amortization	3,922	4,000
License agreements, net	510	207
Other assets, net	219	235
Deferred income taxes	1,898	1,898
	$26,819	$25,172
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,648	$228
Accounts payable	1,068	1,065
Accrued compensation	612	199
Accrued benefit liability	297	297
Income taxes payable	49	49
Other accrued expenses	162	114
Total current liabilities	3,836	1,952

Long-term debt	3,008	3,065
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,363	25,339
Retained earnings	3,206	3,411
Accumulated other comprehensive loss	(1,264)	(1,264)
Treasury stock, at cost, 2,272 and 2,273 shares respectively	(7,338)	(7,339)
Total stockholders’ equity	19,975	20,155
	$26,819	$25,172
See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2010	2009

Net sales	$5,594	$8,933
Cost of goods sold	3,079	5,279
Gross profit	2,515	3,654
Operating expenses:
Selling	874	1,112
General and administrative	1,159	1,526
Research and development	643	585
	2,676	3,223
Earnings (loss) from operations	(161)	431
Other expense - interest expense (net)	(44)	(38)
Earnings (loss) from continuing operations before income taxes	(205)	393
Provision (benefit) for income taxes	-	-
Earnings (loss) from continuing operations	(205)	393
Discontinued operations : Income from discontinued operations (net of tax)	-	4
Income from disposal of subsidiary	-	62
Total discontinued operations	-	66
Net earnings (loss)	$(205)	$459
Basic and diluted earnings (loss) per share from continuing operations	$(0.03)	$0.06
Basic and diluted income (loss) per share from discontinued operations	-	-
Basic and diluted income per share from disposal of subsidiary	-	0.01
	-	0.01
Basic and diluted net earnings (loss) per share	$(0.03)	$0.07
Basic and diluted weighted average shares outstanding	6,191	6,191

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Month Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net earnings (loss)	$(205)	$459
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Stock compensation expense	24	65
Gain on disposal of assets of subsidiary	-	(62)
Depreciation	89	106
Amortization	81	35
Allowance for doubtful accounts	15	(58)
Provision for inventory reserves	165	169
Changes in operating assets and liabilities:
Accounts receivable	(93)	998
Inventories	(1,534)	(1,043)
Prepaid and other current assets	(228)	(59)
Other assets	16	(69)
Accounts payable, accrued compensation and other accrued expenses	464	(889)
Net cash used in operating activities	(1,206)	(348)
Cash Flows From Investing Activities:
Capital expenditures	(11)	(44)
Proceeds from sale of subsidiary	-	62
Acquisition of licenses	(96)	-
Net cash provided by (used in) investing activities	(107)	18
Cash Flows From Financing Activities:
Borrowings of debt	6,965	-
Repayments of debt	(5,602)	(559)
Proceeds from exercise of stock options	1	-
Net cash provided by (used in) financing activities	1,364	(559)
Net increase (decrease) in cash	51	(889)
Cash, beginning of period	14	2,469
Cash, end of period	$65	$1,580
Supplemental Cash Flow Information:
Cash paid for interest	$50	$51
Cash paid for income taxes	-	-

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

The results for the first quarter of 2010 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at March 31, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2009.

Note 2- Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with accounting standards which provides for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.  The diluted share base excludes incremental shares of 1,479 and 1,601 related to stock options for the three month period ended March 31, 2010 and 2009, respectively.  These shares were excluded due to their antidilutive effect.

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

The FASB has published FASB Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures.  FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of March 31, 2010 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Note 4 – Inventories

Inventories net of reserves are summarized as follows:
	(unaudited) March 31, 2010	Dec. 31, 2009
Raw Materials	$6,903	$6,726
Work in process	1,660	1,508
Finished Goods	9,282	8,125
	17,845	16,359
Less current inventory	(8,173)	(8,149)
	9,672	8,210
Less Reserve primarily for excess inventory	(2,690)	(2,573)
	$6,982	$5,637

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

Approximately 52% and 49% of the non-current inventories were comprised of finished goods at March 31, 2010 and December 31, 2009, respectively.  The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands.  In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50%.  Prime was 3.25% on March 31, 2010.

The Revolver terminates on August 5, 2011, at which time all outstanding borrowings under the Revolver are due.  As of March 31, 2010, the Company had $1,419 outstanding under the Revolver.  The Term Loan matures on August 5, 2011 and requires equal monthly principal payments of approximately $17 each, plus interest, with the remaining balance due at maturity.  The loans are subject to a prepayment penalty if satisfied in full prior to the second anniversary of the effective date of the loans.  During the first quarter ended March 31, 2009, the Company made an elective $500 additional Term Loan payment.

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

Note 6 – Discontinued Operations

The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for the disposal of certain subsidiaries during the three-month period ended March 31, 2009.

The Company classifies disposal of a subsidiary in discontinued operations when the operations and cash flows of the subsidiary have been eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the subsidiary after disposal.  For purposes of reporting the operations of the subsidiary meeting the criteria of discontinued operations, the Company reports net revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to the subsidiary as discontinued operations.

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

In addition, in connection with the divestiture transaction, on December 15, 2006, the Company entered into a Purchase and Supply Agreement with DirecPath, LLC, a wholly-owned subsidiary of DirecPath (“DPLLC”), pursuant to which DPLLC is contractually obligated to purchase $1,630 of products from the Company, subject to certain adjustments, over a period of three (3) years.  DPLLC purchased $481 of equipment from the Company during the term of this agreement.

The period in which DPLLC is required to satisfy the purchase commitment may be extended upon the occurrence of certain events, including if the Company is unable to deliver the products required by DPLLC.  The Company and DPLLC are involved in ongoing discussions regarding an extension of the period of time within which DPLLC can fulfill its obligation under the Purchase Agreement.

As part of the Company’s on-going implementation of its strategic plan and evaluation of non-core business activities, the Company made the decision in 2008 to cease the operations of its wholly-owned subsidiary, Hybrid Networks, LLC (“Hybrid”), and liquidate its assets.  Hybrid’s business activities consisted of the operation of video, high-speed data and/or telephony systems at four multi-dwelling unit communities under certain right-of-entry agreements.

As a result of the above, the Company reflected the disposal of Hybrid and the results of its operations for the three months ended March 31, 2009 as a discontinued operation.  Components of the income (loss) from discontinued operations are as follows:

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Three Months Ended March 31, 2009

Net sales	$24
Cost of goods sold	20
Gross profit	4
General and administrative	-
Net income	$4

Note 7 – Related Party Transactions

As of March 31, 2010, the Chief Executive Officer was indebted to the Company in the amount of $141, for which no interest has been charged.  This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at March 31, 2010 and December 31, 2009.  No payments on this indebtedness have been made since November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code.  On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.  Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a distribution toward repayment of his pre-petition obligation to the Company pro rata with all of his other pre-petition debts in sixty (60) equal consecutive monthly installments, with payments to commence as soon as practicable under the terms of the confirmed plan.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which payments would commence are not presently determinable.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  The three-year agreement is anticipated to provide up to $4,000 in revenue to the Company.  The Company received $213 and $193 in revenue from Buffalo City in the three months ended March 31, 2010 and 2009, respectively.  In addition, the Company’s accounts receivable included $829 (20%) and $901 (22%) due from Buffalo City at March 31, 2010 and December 31, 2009, respectively.  Through March 31, 2010, the Company has received $2,750 in cumulative revenue under the agreement.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the filing of its condensed consolidated financial statements with the SEC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The words “believe”, “expect”, “anticipate”, “project” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

Today the Company is a technology-development and manufacturing company that delivers encoding, digital transport, and broadband product solutions to the cable markets the Company serves, including the multi-dwelling unit market, the lodging/hospitality market and the institutional market, including hospitals, prisons and schools, primarily throughout the United States.  The technology requirements of these markets change rapidly and the Company is continually developing and adding new products.  Recently, the Company has focused on the development of products for digital signal generation and transmission and, during 2008, the Company entered into various agreements for technologies in concert with its new digital encoder line of products.  As a result, the Company has significantly expanded its digital product line.  The evolution of the Company’s product lines will focus on the increased needs created in the digital space by IPTV, digital video and HDTV signals and the transport of these signals over state of the art broadband networks.

In 2008 the Company also took advantage of the Federal Communications Commission’s (FCC) mandated transition to digital broadcasts which required that all analog broadcasts were to cease in 2009 (“Digital Transition”).  The original date for such termination was February 17, 2009, however this date was extended to June 12, 2009.  In connection with this transition, the Company heavily marketed its digital products to its customer base and, accordingly, the Company experienced an increase in sales of Digital Transition products during 2008 and to a lesser extent in the first half of 2009.

In anticipation of the analog shut down on June 12, 2009 due to the Digital Transition, the FCC also granted second licenses to all broadcasters to begin simulcasting digital signals.  As a result, the Company expects to see a continuing shift in product mix from analog products to digital products.  Accordingly, any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

In 2007, the Company commenced an initiative to manufacture products in the People’s Republic of China (“PRC”) in order to reduce the Company’s manufacturing costs and facilitate a more aggressive marketing program in the private cable market.  The Company’s manufacturing initiative in the PRC entails a combination of contract manufacturing agreements and purchasing agreements with key PRC manufacturers that can most fully meet the Company’s needs.  In early 2007, the Company entered into a manufacturing agreement with a key contract manufacturer in the PRC that governs its production of certain of the Company’s products upon the receipt of purchase orders from the Company.  The first products were produced in the PRC during the fourth quarter of 2007.  In 2008 and 2009, the Company’s PRC initiative continued with the transfer of manufacturing for certain high volume, labor intensive products to the PRC, including many of the Company’s analog products.  The Company expects that proprietary products and those requiring less labor will continue to be manufactured at the New Jersey facility, including most of the Company’s digital products.  The Company expects to continue to implement this ongoing transition in phases over the next several years with the goal that it will ultimately encompass products representing a significant amount (but less than a majority) of the Company’s net sales.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  The three-year agreement is anticipated to provide up to $4,000,000 in revenue to the Company.  The Company received $213,000 and $193,000 in revenue from Buffalo City in the three months ended March 31, 2010 and 2009, respectively.    Through March 31, 2010, the Company has received $2,750,000 in cumulative revenue under the agreement.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

In February 2010, the Company implemented additional cost saving measures through the reduction of head count and the reduction of outside consultant fees.  The Company anticipates that these measures will result in approximately $1.1 million of annualized operating expense savings.  The Company expeces to realize most of this benefit during the balance of 2010.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc., a supplier of Free-to-Guest digital and HD television to the hospitality market.  It is anticipated that these shipments will be made in the second and third quarters of 2010, during which time the EQAM-400 will be exclusive to World Cinema.  Future purchase commitments by World Cinema would allow them to extend this exclusivity arrangement.  The EQAM-400 product accepts high definition (HD) content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.  This purchase commitment, along with the system’s other ancillary products, could result in as much as $8 million of product sales during 2010.

Results of Operations

First three months of 2010 Compared with first three months of 2009

Net Sales.  Net sales decreased $3,339,000, or 37.4%, to $5,594,000 in the first three months of 2010 from $8,933,000 in the first three months of 2009.  The decrease is primarily attributed to a decrease in sales of analog headend and digital transition headend products offset by an increase in sales of digital video headend products.  Sales of analog headend products were $1,945,000 and $4,120,000, Digital Transition headend products were $(223,000) (resulting from product returns) and $724,000, and digital video headend products were $1,742,000 and $1,619,000 in the first three months of 2010 and 2009, respectively.  The overall sales decrease is due to a decrease in demand for the Company’s products across all product lines resulting from the general deterioration in economic conditions.  As described above, the Company has experienced and expects to continue to see a shift in product mix from analog products to digital products as a result of the Digital Transition.  Moreover, the Company expects that sales of Digital Transition products will continue to decrease as compared to the same quarter in the prior fiscal year as we move further past the 2009 deadline for the Digital Transition.

Cost of Goods Sold. Cost of goods sold decreased to $3,079,000 for the first three months of 2010 from $5,279,000 for the first three months of 2009 and decreased as a percentage of sales to 55.0% from 59.1%.   The decrease was primarily due to decreased sales.  The decrease as a percentage of sales was primarily attributed to a more favorable product mix, including newer, higher margin digital products and the lower costs of manufacturing certain mature analog products in the PRC.  The Company expects cost of goods sold as a percentage of sales to remain approximately at this new level.

Selling Expenses.  Selling expenses decreased to $874,000 for the first three months of 2010 from $1,112,000 in the first three months of 2009, but increased as a percentage of sales to 15.6% for the first three months of 2010 from 12.5% in the first nine months of 2009.  The $238,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $76,000 due to reduced headcount, a decrease in commissions of $40,000 and a decrease in consulting fees of $34,000.  Management made these reductions in response to general economic conditions and the Company’s reduced sales level.  The percentage increase was the result of reduced net sales.

General and Administrative Expenses.  General and administrative expenses decreased to $1,159,000 for the first three months of 2010 from $1,526,000 for the first three months of 2009, but increased as a percentage of sales to 20.7% for the first three months of 2010 from 17.1% for the first three months of 2009.  The $367,000 decrease was primarily the result of a reduction in salaries and fringe benefits of $313,000 due to the accrual of executive bonuses of $306,000 in the first three month of 2009. The percentage increase was primarily the result of reduced net sales.

Research and Development Expenses.  Research and development expenses increased to $643,000 in the first three months of 2010 from $585,000 in the first three months of 2009 and increased as a percentage of sales to 11.5% for the first three months of 2010 from 6.6% for the first three months of 2009. This $58,000 increase is primarily the result of an increase in amortization of license fees of $45,000.  This increase was part of the Company’s strategy to increase its research and development capabilities in 2010, particularly with regard to new digital products.  The percentage increase was primarily the result of reduced net sales.

Operating Income (Loss).  Operating loss of $(161,000) for the first three months of 2010 represents a reduction from operating income of $431,000 for the first three months of 2009.  Operating loss as a percentage of sales was (2.89%) in the first three months of 2010 compared to 4.8% in the first three months of 2009.

Other Expense.  Interest expense increased to $50,000 in the first three months of 2010 from $49,000 in the first three months of 2009.  The increase is the result of higher average borrowing.

Income Taxes.  The current provision for income taxes for the first three months of 2010 and 2009 was zero.  A valuation allowance was recorded for the benefit of the 2009 tax loss and the 2010 impact was not material.

Liquidity and Capital Resources

As of March 31, 2010 and December 31, 2009, the Company’s working capital was $9,452,000 and $11,243,000, respectively.  The decrease in working capital is primarily due to an increase in non-current inventories of $1,534,000 due to the normal buildup of inventory in the first quarter.

The Company’s net cash used in operating activities for the three month period ended March 31, 2010 was $1,206,000, compared to $348,000 for the three month period ended March 31, 2009, primarily due to an increase in inventories of $1,534,000.

Cash used in investing activities for the three month period ended March 31, 2010 was $107,000, which was primarily attributable to an increase in license fees of $96,000.

Cash provided by financing activities was $1,364,000 for the first three months of 2010, which was primarily comprised of borrowing of debt of $6,965,000 offset by repayment of debt of $5,602,000.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50%.  Prime was 3.25% at March 31, 2010.

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

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under its credit facility with Sovereign.  As of March 31, 2010, the Company had $1,419,000 outstanding under the Revolver with $2,581,000 remaining available for borrowing under the Revolver.  The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of the interest and principal on the Company’s Revolver and Term Loan, both of which expire on August 5, 2011.  The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity.   The Company considers opportunities to refinance its existing indebtedness based on market conditions.  Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by August 5, 2011, there can be no assurances that it will do so.  Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all.  Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.  The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $236,000 in the year ended December 31, 2009 and were $11,000 in the three months ended March 31, 2010.  The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2010.

During the quarter ended March 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

As of March 31, 2010, the Company’s Chief Executive Officer was indebted to the Company in the amount of $141,000, for which no interest has been charged.  This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002.  This debt was being repaid at the rate of $1,000 per month, all of which represented principal payments on the indebtedness, until November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  Since the time of filing, payments on this indebtedness have been subject to the automatic stay provisions of the United States Bankruptcy Code and, accordingly, no additional payments have been made.  On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.  Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a distribution toward repayment of his pre-petition obligation to the Company pro rata with all of his other pre-petition debts in sixty (60) equal consecutive monthly installments, with payments to commence as soon as practicable under the terms of the confirmed plan.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which payments would commence are not presently determinable.

ITEM 6.  EXHIBITS

Exhibits The exhibits are listed in the Exhibit Index appearing at page 16 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date:  May 6, 2010                                                                By:           /s/  James A. Luksch
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