Form 10-Q
period 2010-06-30
BLONDER TONGUE LABORATORIES INC
filed 2010-08-04
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010,

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware                                           52-1611421
(State or other jurisdiction of incorporation or organization)                       (I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey                                                                                                 08857
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

Yes       No   X

Number of shares of common stock, par value $.001, outstanding as of August 4, 2010: 6,192,221
The Exhibit Index appears on page 17.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash	$70	$14
Accounts receivable, net of allowance for doubtful accounts of $178 and $164, respectively	5,700	4,059
Inventories	8,024	8,149
Prepaid and other current assets	574	590
Deferred income taxes	383	383
Total current assets	14,751	13,195
Inventories, net non-current	6,854	5,637
Property, plant and equipment, net of accumulated depreciation and amortization	3,899	4,000
License agreements, net	494	207
Other assets, net	208	235
Deferred income taxes	1,898	1,898
	$28,104	$25,172
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,383	$228
Accounts payable	1,520	1,065
Accrued compensation	681	199
Accrued benefit liability	297	297
Income taxes payable	49	49
Other accrued expenses	294	114
Total current liabilities	4,224	1,952

Long-term debt	2,986	3,065
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,381	25,339
Retained earnings	4,107	3,411
Accumulated other comprehensive loss	(1,264)	(1,264)
Treasury stock, at cost, 2,272 and 2,273 shares respectively	(7,338)	(7,339)
Total stockholders’ equity	20,894	20,155
	$28,104	$25,172
See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$8,266	$6,257	13,860	$15,190
Cost of goods sold	4,715	4,052	7,794	9,331
Gross profit	3,551	2,205	6,066	5,859
Operating expenses:
Selling	911	1,039	1,785	2,151
General and administrative	1,099	895	2,258	2,421
Research and development	590	627	1,233	1,212
	2,600	2,561	5,276	5,784
Earnings (loss) from operations	951	(356)	790	75
Other Expense: Interest expense (net)	(50)	(40)	(94)	(78)
Earnings (loss) from continuing operations before income taxes	901	(396)	696	(3)
Provision (benefit) for income taxes	-	-	-	-
Earnings (loss) from continuing operations	901	(396)	696	(3)
Discontinued operations:
Earnings from discontinued operations (net of tax)	-	3	-	7
Gain on disposal of Assets of Subsidiary	-	-	-	62
Total discontinued operations	-	3	-	69
Net earnings (loss)	$901	$(393)	$696	$66
Basic and diluted earnings (loss) per share from continuing operations	$0.15	$(0.06)	$0.11	$-
Basic and diluted earnings per share from discontinued operations	-	-	-	-
Basic and diluted gain per share on disposal of assets of subsidiary	-	-	-	$0.01
	-	-	-	$0.01
Basic and diluted net earnings (loss) per share	$0.15	$(0.06)	$0.11	$0.01
Basic and diluted weighted average shares outstanding	6,191	6,191	6,191	6,191

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Month Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net earnings	$696	$66
Adjustments to reconcile net earnings to cash used in operating activities:
Stock compensation expense	42	97
Gain on disposal of assets of subsidiary	-	(62)
Depreciation	177	210
Amortization	174	87
Allowance for doubtful accounts	15	20
Provision for inventory reserves	312	349
Changes in operating assets and liabilities:
Accounts receivable	(1,656)	876
Inventories	(1,404)	(1,401)
Prepaid and other current assets	(288)	(109)
Other assets	27	(90)
Accounts payable, accrued compensation and other accrued expenses	1,117	(1,005)
Net cash used in operating activities	(788)	(962)
Cash Flows From Investing Activities:
Capital expenditures	(29)	(143)
Proceeds from sale of subsidiary	-	62
Acquisition of licenses	(157)	(44)
Net cash used in investing activities	(186)	(125)
Cash Flows From Financing Activities:
Borrowings of debt	13,346	17
Repayments of debt	(12,317)	(621)
Proceeds from exercise of stock options	1	-
Net cash provided by (used in) financing activities	1,030	(604)
Net increase (decrease) in cash	56	(1,691)
Cash, beginning of period	14	2,469
Cash, end of period	$70	$778
Supplemental Cash Flow Information:
Cash paid for interest	$100	$96
Cash paid for income taxes	-	-
Non cash investing and financing information:
Capital expenditures financed by notes payable	$47	-

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

The results for the second quarter of 2010 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at June 30, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2009.

Note 2- Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with accounting standards which provides for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.  The diluted share base excludes incremental shares of 1,360 and 1,601 related to stock options for the three and six month periods ended June 30, 2010 and 2009, respectively.  These shares were excluded due to their antidilutive effect.

Note 3 – New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Update No. 2010-01 Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash , which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

In April 2010, the FASB issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force .  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of June 30, 2010 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 4 – Inventories

Inventories net of reserves are summarized as follows:
	(unaudited) June 30, 2010	Dec. 31, 2009
Raw Materials	$6,234	$6,726
Work in process	1,393	1,508
Finished Goods	9,093	8,125
	16,720	16,359
Less current inventory	(8,024)	(8,149)
	8,696	8,210
Less Reserve primarily for excess inventory	(1,842)	(2,573)
	$6,854	$5,637

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

  BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Approximately 52% and 49% of the non-current inventories were comprised of finished goods at June 30, 2010 and December 31, 2009, respectively.  The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands.  In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 5 – Debt

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank (“Sovereign Agreement”), pursuant to which the Company obtained an $8,000 credit facility from Sovereign (the “Sovereign Financing”).  The Sovereign Financing consists of (i) a $4,000 asset based revolving credit facility (“Revolver”) and (ii) a $4,000 term loan facility (“Term Loan”), each of which has a three year term.  The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory; as such terms are defined in the Sovereign Agreement.  The obligations of the Company under the Sovereign Agreement are secured by substantially all of the assets of the Company.

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50%.  Prime was 3.25% on June 30, 2010.

The Revolver terminates on August 5, 2011, at which time all outstanding borrowings under the Revolver are due.  As of June 30, 2010, the Company had $1,142 outstanding under the Revolver.  The Term Loan matures on August 5, 2011 and requires equal monthly principal payments of approximately $17 each, plus interest, with the remaining balance due at maturity.  The loans are subject to a prepayment penalty if satisfied in full prior to the second anniversary of the effective date of the loans.  During the first quarter ended March 31, 2009, the Company made an elective $500 additional Term Loan payment.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants.  The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 6 – Discontinued Operations

The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for the disposal of certain subsidiaries during the three month and six month periods ended June 30, 2009.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

In addition, in connection with the divestiture transaction, on December 15, 2006, the Company entered into a Purchase and Supply Agreement with DirecPath, LLC (“Supply Agreement”), a wholly-owned subsidiary of DirecPath (“DPLLC”), pursuant to which DPLLC became contractually obligated to purchase $1,630 of products from the Company, subject to certain adjustments, over a period of three (3) years, subject to being extended upon the occurrence of certain events, including if the Company were unable to deliver products required by DPLLC.  DPLLC purchased $481 of equipment from the Company during this 3 year period.  The Company and DPLLC have extended and are involved in ongoing discussions regarding continued extension of the period of time within which DPLLC can fulfill its obligation under the Supply Agreement.

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

The Company reflected the disposal of Hybrid and the results of its operations for the three and six months ended June 30, 2009 as a discontinued operation.  Components of the earnings from discontinued operations are as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Net sales	$24	$48
Cost of goods sold	20	40
Gross profit	4	8
General and administrative	1	1
Net income	$3	$7

Note 7 – Related Party Transactions

As of June 30, 2010, the Chief Executive Officer was indebted to the Company in the amount of $140, for which no interest has been charged.  This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at June 30, 2010 and December 31, 2009.  Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code.  On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.  Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a distribution toward repayment of his pre-petition obligation to the Company pro rata with all of his other pre-petition debts in sixty (60) equal consecutive monthly installments, with payments to commence as soon as practicable under the terms of the confirmed plan.  During May, 2010, the Chief Executive Officer began making elective payments to reduce the indebtedness. Such elective payments aggregated $1. The actual amount that the Company may expect to receive pursuant to the confirmed plan is not presently determinable.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)
In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  The three-year agreement is anticipated to provide up to $4,000 in revenue to the Company.  The Company received $584 and $249 in revenue from Buffalo City in the three months ended June 30, 2010 and 2009, respectively and $797 and $442 in the six months ended June 30, 2010 and 2009, respectively.  In addition, the Company’s accounts receivable included $769 (13%) and $901 (22%) due from Buffalo City at June 30, 2010 and December 31, 2009, respectively.  Through June 30, 2010, the Company has received $3,334 in cumulative revenue under the agreement.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

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

General

The Company was incorporated in November, 1988, under the laws of Delaware as GPS Acquisition Corp. for the purpose of acquiring the business of Blonder-Tongue Laboratories, Inc., a New Jersey corporation, which was founded in 1950 by Ben H. Tongue and Isaac S. Blonder to design, manufacture and supply a line of electronics and systems equipment principally for the private cable industry.  Following the acquisition, the Company changed its name to Blonder Tongue Laboratories, Inc.  The Company completed the initial public offering of its shares of Common Stock in December, 1995.

Today the Company is a technology-development and manufacturing company that delivers encoding, digital transport, and broadband product solutions to the cable markets the Company serves, including the multi-dwelling unit market, the lodging/hospitality market and the institutional market, including hospitals, prisons and schools, primarily throughout the United States.  The technology requirements of these markets change rapidly and the Company is continually developing and adding new products.  Recently, the Company has focused on the development of products for digital signal generation and transmission.  During 2008, the Company entered into various agreements for technologies in concert with its new digital encoder line of products.  As a result, the Company has significantly expanded its digital product line.  The evolution of the Company’s product lines will focus on the increased needs created in the digital space by IPTV, digital video and HDTV signals and the transport of these signals over state of the art broadband networks.

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

The Company’s product lines include equipment and innovative solutions for the high-speed transmission of data in multiple dwelling unit applications.  The Company’s products are used to acquire, distribute and protect the broad range of communications signals carried on fiber optic, twisted pair, coaxial cable and wireless distribution systems.  These products are sold to customers providing an array of communications services, including television and high-speed data (Internet), to single family dwellings, multiple dwelling units (“MDUs”), the lodging industry and institutions such as hospitals, prisons, schools and marinas.  The Company’s principal customers are cable system operators (both franchise and private cable), as well as contractors that design, package, install and in most instances operate, upgrade and maintain the systems they build, including institutional and lodging/hospitality operators.

A key component of the Company’s strategy is to leverage its reputation across a broad product line, offering one-stop shop convenience to cable, broadcast, and professional markets and delivering products having a high performance-to-cost ratio.  The Company continues to expand its core product lines, with particular emphasis on digital products (headend and distribution), to maintain its ability to provide all of the electronic equipment necessary to build small cable systems and much of the equipment needed in larger systems for the most efficient operation and highest profitability in high density applications.  The Company has also divested its interests in certain non-core businesses as part of its strategy to focus on the efficient operation of its core businesses.

In 2007, the Company commenced an initiative to manufacture products in the People’s Republic of China (“PRC”) in order to reduce the Company’s manufacturing costs and facilitate a more aggressive marketing program in the private cable market.  The Company’s manufacturing initiative in the PRC entails a combination of contract manufacturing agreements and purchasing agreements with key PRC manufacturers that can most fully meet the Company’s needs.  In early 2007, the Company entered into a manufacturing agreement with a key contract manufacturer in the PRC that governs its production of certain of the Company’s products upon the receipt of purchase orders from the Company.  The first products were produced in the PRC during the fourth quarter of 2007.  Since then the Company’s PRC initiative has continued with the transfer of manufacturing for certain high volume, labor intensive products to the PRC, including many of the Company’s analog products.  The Company expects that proprietary products and those requiring less labor will continue to be manufactured at the New Jersey facility, including most of the Company’s digital products.  The Company expects to continue to implement this ongoing transition in phases over the next several years with the goal that it will ultimately encompass products representing a significant amount (but less than a majority) of the Company’s net sales.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  The three-year agreement is anticipated to provide up to $4,000,000 in revenue to the Company.  The Company received $584,000 and $249,000 in revenue from Buffalo City in the three months ended June 30, 2010 and 2009, respectively, and $797,000 and $442,000 for the six months ended June 30, 2010 and 2009, respectively.   Through June 30, 2010, the Company has received $3,334,000 in cumulative revenue under the agreement.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

In February 2010, the Company implemented additional cost saving measures through the reduction of head count and the reduction of outside consultant fees.  The Company anticipates that these measures will result in approximately $1.1 million of annualized operating expense savings.  The Company expects to realize most of this benefit during the balance of 2010.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc., a supplier of Free-to-Guest digital and HD television to the hospitality market.  It is anticipated that these shipments will be made in the second and third quarters of 2010, during which time the EQAM-400 will be exclusive to World Cinema.  Future purchase commitments by World Cinema would allow them to extend this exclusivity arrangement.  The EQAM-400 product accepts high definition (HD) content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.  This purchase commitment, along with the system’s other ancillary products, could result in as much as an additional $6 million of product sales during 2010.  The Company sold approximately $2,039,000 of EdgeQAM and $514,000 of ancillary products related to this purchase commitment during the three months ended June 30, 2010.

Results of Operations

Second  three months of 2010 Compared with second three months of 2009

Net Sales.  Net sales increased $2,009,000, or 32.1%, to $8,266,000 in the second three months of 2010 from $6,257,000 in the second three months of 2009.  The increase is primarily attributed to an increase in sales of digital video headend products and contract manufactured products offset by a decrease in sales of analog headend products.  Sales of digital video headend products were $3,876,000 and $1,406,000, sales of contract manufactured products were $584,000 and $249,000 and analog video headend sales were $2,008,000 and $2,671,000 in the second three months of 2010 and 2009, respectively.  The overall sales increase is due to an increase in sales of the Company’s EdgeQAM product to World Cinema.  Sales of the EdgeQAM product were $2,228,000 (all to World Cinema under previous purchase orders and the above-mentioned purchase commitment) and zero for the second three months of 2010 and 2009, respectively.  As described above, the Company has experienced and expects to continue to see a shift in product mix from analog products to digital products as a result of the Digital Transition.  Moreover, the Company expects that sales of Digital Transition products will continue to decrease as compared to the same quarter in the prior fiscal year as we move further past the 2009 deadline for the Digital Transition.

Cost of Goods Sold. Cost of goods sold increased to $4,715,000 for the second three months of 2010 from $4,052,000 for the second three months of 2009 and decreased as a percentage of sales to 57.0% from 64.8%.   The increase was primarily due to increased sales.  The decrease as a percentage of sales was primarily attributed to a more favorable product mix, including newer, higher margin digital products and the lower costs of manufacturing certain mature analog products in the PRC.  The Company expects cost of goods sold as a percentage of sales to remain approximately at this new level.

Selling Expenses.  Selling expenses decreased to $911,000 for the second three months of 2010 from $1,039,000 in the second three months of 2009, and deceased as a percentage of sales to 11.0% for the second three months of 2010 from 16.6% in the second three months of 2009.  The $128,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $155,000 due to reduced headcount, a decrease in consulting fees of $48,000 offset by an increase in royalty expense of $144,000.  The percentage of sales decrease was the result of increased net sales. The reductions were due to management responding to general economic conditions and the Company’s reduced sales level.  The increase in royalties was due to the Company selling more products subject to royalty fees.  The Company expects royalty fees to continue to increase.

General and Administrative Expenses.  General and administrative expenses increased to $1,099,000 for the second three months of 2010 from $895,000 for the second three months of 2009, but decreased as a percentage of sales to 13.3% for the second three months of 2010 from 14.3% for the second three months of 2009.  The $204,000 increase was primarily the result of an increase in salaries and fringe benefits of $254,000 primarily due to the reversal in the second three months of 2009 of an accrual of a $306,000 expense from the first three months of 2009 related to executive bonuses, thereby reducing salaries and benefits in the second three months of 2009, which was caused by deteriorating economic performance in 2009.  The percentage increase was primarily the result of reduced net sales.

Research and Development Expenses.  Research and development expenses decreased to $590,000 in the second three months of 2010 from $627,000 in the second three months of 2009 and decreased as a percentage of sales to 7.1% for the second three months of 2010 from 10.0% for the second three months of 2009. This $37,000 decrease is primarily the result of a decrease in salaries and fringe benefits of $44,000 due to reduced headcount, a $19,000 decrease in consulting fees offset by an increase in amortization of license fees of $41,000.  This decrease was part of the Company’s strategy to reduce operating expenses due to the Company’s reduced sales level.  The percentage decrease was primarily the result of increased net sales.

Operating Income (Loss).  Operating income of $951,000 for the second three months of 2010 represents an improvement from an operating loss of $356,000 for the second three months of 2009.  Operating income as a percentage of sales was 11.5% in the second three months of 2010 compared to an operating loss of (5.7)% in the second three months of 2009.

Other Expense.  Interest expense increased to $54,000 in the second three months of 2010 from $40,000 in the second three months of 2009.  The increase is the result of higher average borrowing.

Income Taxes.  The current provision for income taxes for the second three months of 2010 and 2009 was zero.  A valuation allowance was recorded for the benefit of the 2009 tax loss and the 2010 impact was not material.

First six months of 2010 Compared with first six months of 2009

Net Sales.  Net sales decreased $1,330,000, or 8.8%, to $13,860,000 in the first six months of 2010 from $15,190,000 in the first six months of 2009.  The decrease is primarily attributed to a decrease in sales of analog video headend and digital transition headend products offset by an increase in sales of digital video headend products and contract manufactured products.  Sales of analog headend products were $3,953,000 and $6,791,000, digital transition headend products were $(207,000) (resulting from product returns) and $527,000, digital video headend products were $5,618,000 and $3,025,000 and contracted manufactured product sales were $797,000 and $442,000 in the first six months of 2010 and 2009, respectively.  The overall sales decrease is due to a decrease in demand for the Company’s products across most of its product lines resulting from the general deterioration in economic conditions offset by an increase in sales of the EdgeQAM product to World Cinema.  EdgeQAM product sales were $3,036,000 and zero in the first six months of 2010 and 2009, respectively.  As described above, the Company has experienced and expects to continue to see a shift in product mix from analog products to digital products as a result of the Digital Transition.  Moreover, the Company expects that sales of Digital Transition products will continue to decrease as compared to the same quarter in the prior fiscal year as we move further past the 2009 deadline for the Digital Transition.

Cost of Goods Sold. Cost of goods sold decreased to $7,794,000 for the first six months of 2010 from $9,331,000 for the first six months of 2009 and decreased as a percentage of sales to 56.2% from 61.4%.   The decrease was primarily due to decreased sales.  The decrease as a percentage of sales was primarily attributed to a more favorable product mix, including newer, higher margin digital products and the lower costs of manufacturing certain mature analog products in the PRC.  The Company expects cost of goods sold as a percentage of sales to remain approximately at this new level.

Selling Expenses.  Selling expenses decreased to $1,785,000 for the first six months of 2010 from $2,151,000 in the first six months of 2009 and decreased as a percentage of sales to 12.9% for the first six months of 2010 from 14.2% in the first six months of 2009.  The $366,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $231,000 due to reduced headcount, a decrease in commissions of $60,000, a decrease in consulting fees of $83,000, offset by an increase in royalties of $124,000.  Management made these reductions in response to general economic conditions and the Company’s reduced sales level.  The Company expects royalty fees to continue to increase.  The percentage decrease was the result of reduced net sales.

General and Administrative Expenses.  General and administrative expenses decreased to $2,258,000 for the first six months of 2010 from $2,421,000 for the first six months of 2009, but increased as a percentage of sales to 16.3% for the first six months of 2010 from 15.9% for the first six months of 2009.  The $163,000 decrease was primarily the result of a reduction in salaries and fringe benefits of $67,000 due to reduced head count.  The percentage increase was primarily the result of reduced net sales.

Research and Development Expenses.  Research and development expenses increased to $1,233,000 in the first six months of 2010 from $1,212,000 in the first six months of 2009 and increased as a percentage of sales to 8.9% for the first six months of 2010 from 8.0% for the first six months of 2009. This $21,000 increase is primarily the result of an increase in amortization of license fees of $86,000, offset by a decrease in salaries and fringe benefits of $32,000 due to reduced head count.  This increase in licensing was part of the Company’s strategy to increase its research and development capabilities in 2010, particularly with regard to new digital products.  The percentage increase was primarily the result of reduced net sales.

Operating Income.  Operating income of $790,000 for the first six months of 2010 represents an increase from operating income of $75,000 for the first six months of 2009.  Operating income as a percentage of sales was 5.7% in the first six months of 2010 compared to 0.5% in the first six months of 2009.

Other Expense.  Interest expense increased to $104,000 in the first six months of 2010 from $78,000 in the first six months of 2009.  The increase is the result of higher average borrowing.

Income Taxes.  The current provision for income taxes for the first six months of 2010 and 2009 was zero.  A valuation allowance was recorded for the benefit of the 2009 tax loss and the 2010 impact was not material.

Liquidity and Capital Resources

As of June 30, 2010 and December 31, 2009, the Company’s working capital was $10,527,000 and $11,243,000, respectively.  The decrease in working capital is primarily due to an increase in the Company’s revolving credit facility of $1,142,000 to fund normal operating expenses.

The Company’s net cash used in operating activities for the six month period ended June 30, 2010 was $788,000, compared to $962,000 for the six month period ended June 30, 2009, primarily due to an increase in accounts receivable of  $1,657,000.

Cash used in investing activities for the six month period ended June 30, 2010 was $186,000, which was primarily attributable to an increase in license fees of $157,000.

Cash provided by financing activities was $1,030,000 for the first six months of 2010, which was primarily comprised of borrowing of debt of $13,346,000 offset by repayment of debt of $12,317,000.

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank (“Sovereign Agreement”), pursuant to which the Company obtained an $8,000,000 credit facility from Sovereign (the “Sovereign Financing”).  The Sovereign Financing consists of (i) a $4,000,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,000,000 term loan facility (“Term Loan”), each of which has a three-year term.  The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory; as such terms are defined in the Sovereign Agreement.  The obligations of the Company under the Sovereign Agreement are secured by substantially all of the assets of the Company.

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50%.  Prime was 3.25% at June 30, 2010.

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

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under its credit facility with Sovereign.  As of June 30, 2010, the Company had $1,142,000 outstanding under the Revolver with $2,858,000 remaining available for borrowing under the Revolver.  The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of the interest and principal on the Company’s Revolver and Term Loan, both of which expire on August 5, 2011.  The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity.   The Company considers opportunities to refinance its existing indebtedness based on market conditions.  Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by August 5, 2011, there can be no assurances that it will do so.  Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all.  Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.  The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $236,000 in the year ended December 31, 2009 and were $76,000 in the six months ended June 30, 2010.  The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2010.

During the quarter ended June 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

As of June 30, 2010, the Company’s Chief Executive Officer was indebted to the Company in the amount of $140,000, for which no interest has been charged.  This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002.  This debt was being repaid at the rate of $1,000 per month, all of which represented principal payments on the indebtedness, until November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  Since the time of filing, payments on this indebtedness were subject to the automatic stay provisions of the United States Bankruptcy Code; however, since May 2010 the Chief Executive Officer has made modest elective payments to the Company.  On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.  Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a distribution toward repayment of his pre-petition obligation to the Company pro rata with all of his other pre-petition debts in sixty (60) equal consecutive monthly installments, with payments to commence as soon as practicable under the terms of the confirmed plan.  The actual amount that the Company may expect to receive pursuant to the confirmed plan is not presently determinable.

ITEM 6.  EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 17 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date:  August 4, 2010                                                                By:     /s/  James A. Luksch
James A. Luksch
Chief Executive Officer

  By:   /s/  Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended	Incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K/A originally filed May 9, 2008.
10.1	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan, as amended.	Incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K originally filed May 25, 2010.
31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.