Form 10-Q
period 2010-09-30
BLONDER TONGUE LABORATORIES INC
filed 2010-11-04
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010,

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware                                                                  52-1611421
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey                                                                08857
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

Yes       No   X

Number of shares of common stock, par value $.001, outstanding as of November 4, 2010: 6,192,221
The Exhibit Index appears on page 16.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(unaudited)
	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash	$504	$14
Accounts receivable, net of allowance for doubtful accounts of $170 and $164, respectively	4,983	4,059
Inventories	7,811	8,149
Prepaid and other current assets	475	590
Deferred income taxes	383	383
Total current assets	14,156	13,195
Inventories, net non-current	6,393	5,637
Property, plant and equipment, net of accumulated depreciation and amortization	3,855	4,000
License agreements, net	759	207
Other assets, net	193	235
Deferred income taxes	1,898	1,898
	$27,254	$25,172
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,124	$228
Accounts payable	1,170	1,065
Accrued compensation	582	199
Accrued benefit liability	297	297
Income taxes payable	49	49
Other accrued expenses	351	114
Total current liabilities	5,573	1,952

Long-term debt	42	3,065
Commitments and contingencies		-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding		-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,405	25,339
Retained earnings	4,828	3,411
Accumulated other comprehensive loss	(1,264)	(1,264)
Treasury stock, at cost, 2,272 and 2,273 shares respectively	(7,338)	(7,339)
Total stockholders’ equity	21,639	20,155
	$27,254	$25,172
See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$9,151	$6,843	$23,011	$22,033
Cost of goods sold	5,686	4,005	13,480	13,336
Gross profit	3,465	2,838	9,531	8,697
Operating expenses:
Selling	792	996	2,577	3,147
General and administrative	1,245	1,182	3,503	3,603
Research and development	653	616	1,886	1,828
	2,690	2,794	7,966	8,578
Earnings from operations	775	44	1,565	119
Other Expense: Interest expense (net)	(54)	(42)	(148)	(120)
Earnings (loss) from continuing operations before income taxes	721	2	1,417	(1)
Provision (benefit) for income taxes	-	-	-	-
Earnings (loss) from continuing operations	721	2	1,417	(1)
Discontinued operations:
Earnings from discontinued operations (net of tax)	-	8	-	15
Gain on disposal of Assets of Subsidiary	-	-	-	62
Total discontinued operations	-	8	-	77
Net earnings	$721	$10	$1,417	$76
Basic and diluted earnings per share from continuing operations	$0.12	$-	$0.23	$-
Basic and diluted earnings per share from discontinued operations	-	-	-	-
Basic and diluted gain per share on disposal of assets of subsidiary	-	-	-	$0.01
	-	-	-	$0.01
Basic and diluted net earnings per share	$0.12	$-	$0.23	$0.01
Basic and diluted weighted average shares outstanding	6,192	6,191	6,192	6,191

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net earnings	$1,417	$76
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Stock compensation expense	66	127
Gain on disposal of assets of subsidiary	-	(62)
Depreciation	263	314
Amortization	323	132
Allowance for doubtful accounts	15	20
Provision for inventory reserves	611	566
Changes in operating assets and liabilities:
Accounts receivable	(939)	841
Inventories	(1,029)	(1,455)
Prepaid and other current assets	(270)	(240)
Other assets	42	(55)
Accounts payable, accrued compensation and other accrued expenses	725	(1,087)
Net cash provided by (used in) operating activities	1,224	(823)
Cash Flows From Investing Activities:
Capital expenditures	(71)	(200)
Proceeds from sale of subsidiary	-	62
Acquisition of licenses	(490)	(44)
Net cash used in investing activities	(561)	(182)
Cash Flows From Financing Activities:
Borrowings of debt	21,791	17
Repayments of debt	(21,965)	(679)
Proceeds from exercise of stock options	1	-
Net cash used in financing activities	(173)	(662)
Net increase (decrease) in cash	490	(1,667)
Cash, beginning of period	14	2,469
Cash, end of period	$504	$802
Supplemental Cash Flow Information:
Cash paid for interest	$153	$141
Cash paid for income taxes Non cash investing and financing information:	-	-
Capital expenditures financed by notes payable	$47	-

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

The results for the third quarter of 2010 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at September 30, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2009.

Note 2- Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with accounting standards which provides for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.  The diluted share base excludes incremental shares of 1,293 and 1,500 related to stock options for the three and nine month periods ended September 30, 2010 and 2009, respectively.  These shares were excluded due to their antidilutive effect.

Note 3 – New Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The provisions of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of September 30, 2010 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)
Note 4 – Inventories

Inventories net of reserves are summarized as follows:
	September 30, 2010	December 31, 2009
Raw Materials	$6,049	$6,726
Work in process	2,295	1,508
Finished Goods	7,919	8,125
	16,263	16,359
Less current inventory	(7,811)	(8,149)
	8,452	8,210
Less Reserve primarily for excess inventory	(2,059)	(2,573)
	$6,393	$5,637

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

Approximately 53% and 49% of the non-current inventories were comprised of finished goods at September 30, 2010 and December 31, 2009, respectively.  The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands.  In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 5 – Debt

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank (“Sovereign Agreement”), pursuant to which the Company obtained an $8,000 credit facility from Sovereign (the “Sovereign Financing”).  The Sovereign Financing consists of (i) a $4,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,000 term loan facility (“Term Loan”), each of which has a three year term.  The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Sovereign Agreement.  The obligations of the Company under the Sovereign Agreement are secured by substantially all of the assets of the Company.

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50%.  Prime was 3.25% on September 30, 2010.

The Revolver terminates on August 5, 2011, at which time all outstanding borrowings under the Revolver are due.  As of September 30, 2010, the Company had no outstanding balance under the Revolver.  The Term Loan matures on August 5, 2011 and requires equal monthly principal payments of approximately $17 each, plus interest, with the remaining balance due at maturity.  During the first quarter ended March 31, 2009, the Company made an elective $500 additional Term Loan payment.

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

Note 6 – Discontinued Operations

The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for the disposal of certain subsidiaries during the three month and nine month periods ended September 30, 2009.

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

In addition, in connection with the divestiture transaction, on December 15, 2006, the Company entered into a Purchase and Supply Agreement with DirecPath, LLC (“Supply Agreement”), a wholly-owned subsidiary of DirecPath (“DPLLC”), pursuant to which DPLLC became contractually obligated to purchase $1,630 of products from the Company, subject to certain adjustments, over a period of three (3) years, subject to being extended upon the occurrence of certain events, including if the Company were unable to deliver products required by DPLLC.  DPLLC purchased $481 of equipment from the Company during this three-year period, with an additional $138 of equipment purchased subsequently.  The Company and DPLLC have extended and are involved in ongoing discussions regarding continued extension of the period of time within which DPLLC can fulfill its obligation under the Supply Agreement.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

The Company reflected the disposal of Hybrid and the results of its operations for the three and nine months ended September 30, 2009 as a discontinued operation.  Components of the earnings from discontinued operations are as follows:

Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009

Net sales	$28	$76
Cost of goods sold	20	60
Gross profit	8	16
General and administrative	-	1
Net income	$8	$15

Note 7 – Related Party Transactions

As of September 30, 2010, the Chief Executive Officer was indebted to the Company in the amount of $138, for which no interest has been charged.  This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at September 30, 2010 and December 31, 2009.  Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code.  On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.  Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a distribution toward repayment of his pre-petition obligation to the Company pro rata with all of his other pre-petition debts in sixty (60) equal consecutive monthly installments, with payments to commence as soon as practicable under the terms of the confirmed plan.  During May, 2010, the Chief Executive Officer began making elective payments to reduce the indebtedness. Such elective payments aggregated $2. The actual amount that the Company may expect to receive pursuant to the confirmed plan is not presently determinable.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  The Company received $852 and $331 in revenue from Buffalo City in the three months ended September 30, 2010 and 2009, respectively and $1,648 and $773 in the nine months ended September 30, 2010 and 2009, respectively.  In addition, the Company’s accounts receivable included $528 (10%) and $901 (22%) due from Buffalo City at September 30, 2010 and December 31, 2009, respectively.  Through September 30, 2010, the Company has received $4,174 in cumulative revenue under the three-year agreement.  The Company has entered into discussions with Buffalo City to enter into a new agreement with them on substantially the same terms as the current agreement, which will expire by its terms during the first quarter of 2011.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

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

In 2008 the Company also took advantage of the Federal Communications Commission’s (“FCC”) mandated transition to digital broadcasts which required that all analog broadcasts were to cease in 2009 (“Digital Transition”).  The original date for such termination was February 17, 2009, however this date was extended to June 12, 2009.  In connection with this transition, the Company heavily marketed its digital products to its customer base and, accordingly, the Company experienced an increase in sales of Digital Transition products during 2008 and to a lesser extent in the first half of 2009.

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

In 2007, the Company commenced an initiative to manufacture products in the People’s Republic of China (“PRC”) in order to reduce the Company’s manufacturing costs and facilitate a more aggressive marketing program in the private cable market.  The Company’s manufacturing initiative in the PRC entails a combination of contract manufacturing agreements and purchasing agreements with key PRC manufacturers that can most fully meet the Company’s needs.  In early 2007, the Company entered into a manufacturing agreement with a key contract manufacturer in the PRC that governs its production of certain of the Company’s products upon the receipt of purchase orders from the Company.  The first products were produced in the PRC during the fourth quarter of 2007.  Since then the Company’s PRC initiative has continued with the transfer of manufacturing for certain high volume, labor intensive products to the PRC, including many of the Company’s analog products.  The Company expects to continue to implement this ongoing transition in phases over the next several years with the goal that it will ultimately encompass products representing a significant amount (but less than a majority) of the Company’s net sales.  The Company also expects that proprietary products and those requiring less labor, including most of the Company’s digital products, will continue to be manufactured at its New Jersey facility.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC.  The Company received $852,000 and $331,000 in revenue from Buffalo City in the three months ended September 30, 2010 and 2009, respectively, and $1,648,000 and $773,000 for the nine months ended September 30, 2010 and 2009, respectively.  Through September 30, 2010, the Company has received $4,174,000 in cumulative revenue under the three-year agreement.  The Company has entered into discussions with Buffalo City to enter into a new agreement with them on substantially the same terms as the current agreement, which will expire by its terms during the first quarter of 2011.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

In February 2010, the Company implemented additional cost saving measures through the reduction of head count and the reduction of outside consultant fees.  The Company anticipates that these measures will result in approximately $1.1 million of annualized operating expense savings, with the savings reaching this annualized level commencing in the fourth quarter of 2010.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the “EQAM-400”) from World Cinema Inc., a supplier of Free-to-Guest digital and HD television to the hospitality market.  These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema.  In September 2010, the parties agreed to extend the exclusivity arrangement through the end of 2011.  In connection with this extension, World Cinema committed to purchase approximately $2,000,000 of EQAM-400 through the third quarter of 2011.  The EQAM-400 accepts high definition (HD) content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.  The Company sold approximately $2,027,000 and $4,066,000 of EdgeQAM and $131,000 and $645,000 of ancillary products related to this purchase commitment during the three and nine months ended September 30, 2010, respectively.

Results of Operations

Third three months of 2010 Compared with third three months of 2009

Net Sales.  Net sales increased $2,308,000, or 33.7%, to $9,151,000 in the third three months of 2010 from $6,843,000 in the third three months of 2009.  The increase is primarily attributed to an increase in sales of digital video headend products and contract manufactured products.  Sales of digital video headend products were $3,744,000 and $1,691,000 and sales of contract manufactured products were $852,000 and $331,000 in the third three months of 2010 and 2009, respectively.  The overall sales increase is due to an increase in sales of the Company’s EdgeQAM product to World Cinema.  Sales of the EdgeQAM product were $2,027,000 and zero for the third three months of 2010 and 2009, respectively (all to World Cinema under the above-mentioned purchase commitment).  As described above, the Company has experienced and expects to continue to see a shift in product mix from analog products to digital products as a result of the Digital Transition.  Moreover, the Company expects that sales of Digital Transition products will continue to decrease as compared to the same quarter in the prior fiscal year as we move further past the 2009 deadline for the Digital Transition.

Cost of Goods Sold. Cost of goods sold increased to $5,686,000 for the third three months of 2010 from $4,005,000 for the third three months of 2009 and increased as a percentage of sales to 62.1% from 58.5%.   The increase was primarily due to increased sales.  The increase as a percentage of sales was primarily attributed to product mix, including higher costs to manufacture the contract manufactured products.

Selling Expenses.  Selling expenses decreased to $792,000 for the third three months of 2010 from $996,000 in the third three months of 2009, and deceased as a percentage of sales to 8.7% for the third three months of 2010 from 14.6% in the third three months of 2009.  The $204,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $185,000 due to reduced headcount, a decrease in consulting fees of $41,000 offset by an increase in royalty expense of $71,000.  The percentage of sales decrease was the result of increased net sales. The reductions were implemented by management in response to general economic conditions and the Company’s previously reported reduced sales levels.  The increase in royalties was due to increased sales of products incorporating technologies for which the Company pays royalty fees.  The Company expects royalty fees to continue to increase as more of its products incorporate third-party proprietary technologies and as sales of such products increase.

General and Administrative Expenses.  General and administrative expenses increased to $1,245,000 for the third three months of 2010 from $1,182,000 for the third three months of 2009, but decreased as a percentage of sales to 13.6% for the third three months of 2010 from 17.3% for the third three months of 2009.  The $63,000 increase was primarily the result of an increase in salaries and fringe benefits of $160,000 primarily due to a $191,000 accrual for executive bonuses offset by accumulated reductions in most areas due to general economic conditions.  The percentage decrease was primarily the result of increased net sales.

Research and Development Expenses.  Research and development expenses increased to $653,000 in the third three months of 2010 from $616,000 in the third three months of 2009 and decreased as a percentage of sales to 7.1% for the third three months of 2010 from 9.0% for the third three months of 2009. This $37,000 increase is primarily the result of an increase in amortization of license fees of $104,000 offset by a decrease in salaries and fringe benefits of $54,000 due to reduced headcount.  The percentage decrease was primarily the result of increased net sales.

Operating Income.  Operating income of $775,000 for the third three months of 2010 represents an improvement from $44,000 for the third three months of 2009 due to reasons as described above.  Operating income as a percentage of sales was 8.5% in the third three months of 2010 compared to 0.6% in the third three months of 2009.

Other Expense.  Interest expense increased to $54,000 in the third three months of 2010 from $42,000 in the third three months of 2009.  The increase is the result of higher average borrowing.

Income Taxes.  The current provision for income taxes for the third three months of 2010 and 2009 was zero.  A valuation allowance was recorded for the benefit of the 2009 tax loss and the 2010 taxable income is not expected to be material.

First nine months of 2010 Compared with first nine months of 2009

Net Sales.  Net sales increased $978,000, or 4.4%, to $23,011,000 in the first nine months of 2010 from $22,033,000 in the first nine months of 2009.  The increase is primarily attributed to an increase in sales of digital video headend products and contract manufactured products offset by a decrease in sales of analog video headend products, digital transition headend products and distribution products.  Sales of digital video headend products were $9,362,000 and $4,716,000, sales of contract manufactured products were $1,648,000 and $773,000, sales of analog video headend products were $6,347,000 and $9,298,000, sales of Digital Transition products were $(136,000) and $593,000 (due to product returns) and sales of distribution products were $3,360,000 and $4,069,000 in the first nine months of 2010 and 2009, respectively.  The overall sales increase is due to an increase in sales of the EdgeQAM product to World Cinema.  EdgeQAM product sales were $5,063,000 and zero in the first nine months of 2010 and 2009, respectively.  As described above, the Company has experienced and expects to continue to see a shift in product mix from analog products to digital products as a result of the Digital Transition.  Moreover, the Company expects that sales of Digital Transition products will continue to decrease as compared to the same quarter in the prior fiscal year as we move further past the 2009 deadline for the Digital Transition.

Cost of Goods Sold. Cost of goods sold increased to $13,480,000 for the first nine months of 2010 from $13,336,000 for the first nine months of 2009 and decreased as a percentage of sales to 58.6% from 60.5%.   The increase was primarily due to increased sales.  The decrease as a percentage of sales was primarily attributed to product mix, including newer, higher margin digital products and the lower costs of manufacturing certain mature analog products in the PRC.  The Company expects cost of goods sold as a percentage of sales to remain approximately at this new level.

Selling Expenses.  Selling expenses decreased to $2,577,000 for the first nine months of 2010 from $3,147,000 in the first nine months of 2009 and decreased as a percentage of sales to 11.2% for the first nine months of 2010 from 14.3% in the first nine months of 2009.  The $570,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $416,000 due to reduced headcount, a decrease in commissions of $68,000, a decrease in consulting fees of $124,000, offset by an increase in royalties of $195,000.  The percentage decrease was the result of increased net sales.  The reductions were implemented by management in response to general economic conditions and the Company’s previously announced reduced sales levels.  The increase in royalties was due to increased sales of products incorporating technologies for which the Company pays royalty fees.  The Company expects royalty fees to continue to increase as more of its products incorporate third-party proprietary technologies and as sales of such products increase.

General and Administrative Expenses.  General and administrative expenses decreased to $3,503,000 for the first nine months of 2010 from $3,603,000 for the first nine months of 2009, and decreased as a percentage of sales to 15.2% for the first nine months of 2010 from 16.4% for the first nine months of 2009.  The $100,000 decrease was primarily the result of a reduction in salaries and fringe benefits of $98,000 due to reduced head count, accumulated reductions in most areas due to general economic conditions offset by an increase in salaries due to an executive bonus accrual of $191,000.  The percentage decrease was primarily the result of increased net sales.

Research and Development Expenses.  Research and development expenses increased to $1,886,000 in the first nine months of 2010 from $1,828,000 in the first nine months of 2009, but decreased as a percentage of sales to 8.2% for the first nine months of 2010 from 8.3% for the first nine months of 2009. This $58,000 increase is primarily the result of an increase in amortization of license fees of $190,000, offset by a decrease in salaries and fringe benefits of $86,000 due to reduced head count.  This increase in licensing was part of the Company’s strategy to increase its research and development capabilities in 2010, particularly with regard to new digital products.  The percentage decrease was primarily the result of increased net sales.

Operating Income.  Operating income of $1,565,000 for the first nine months of 2010 represents an increase from operating income of $119,000 for the first nine months of 2009 due to reasons as described above.  Operating income as a percentage of sales was 6.8% in the first nine months of 2010 compared to 0.5% in the first nine months of 2009.

Other Expense.  Interest expense increased to $148,000 in the first nine months of 2010 from $120,000 in the first nine months of 2009.  The increase is the result of higher average borrowing.

Income Taxes.  The current provision for income taxes for the first nine months of 2010 and 2009 was zero.  A valuation allowance was recorded for the benefit of the 2009 tax loss and the 2010 taxable income is not expected to be material.

Liquidity and Capital Resources

As of September 30, 2010 and December 31, 2009, the Company’s working capital was $8,583,000 and $11,243,000, respectively.  The decrease in working capital was primarily due to the reclassification of the Term Loan as a current liability (since it matures in August 2011) and the resultant increase in the Company’s current portion of long term debt by $3,083,000, offset by an increase in accounts receivable of $939,000.

The Company’s net cash provided by operating activities for the nine month period ended September 30, 2010 was $1,224,000, compared to net cash used in operating activities of $823,000 for the nine month period ended September 30, 2009, primarily due to an increase in net income.

Cash used in investing activities for the nine month period ended September 30, 2010 was $561,000, which was primarily attributable to an increase in license fees of $490,000.

Cash used in financing activities was $173,000 for the first nine months of 2010, which was primarily comprised of repayment of debt of $21,965,000 offset by borrowings of debt of $21,791,000.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50%.  Prime was 3.25% at September 30, 2010.

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

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under its credit facility with Sovereign.  As of September 30, 2010, the Company had zero outstanding under the Revolver with $4,000,000 remaining available for borrowing under the Revolver.  The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next 12 months.

The Company’s primary long-term obligations are for payment of the interest and principal on the Company’s Revolver and Term Loan, both of which expire on August 5, 2011.  The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations on or before maturity.   The Company considers opportunities to refinance its existing indebtedness based on market conditions.  Although the Company anticipates extending or refinancing the Sovereign Financing in the future and will be required to do so by August 5, 2011, there can be no assurances that it will do so.  Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that such financing will be available on acceptable terms or at all.  Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.  The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $236,000 in the year ended December 31, 2009 and were $71,000 in the nine months ended September 30, 2010.  The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2010.

During the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

As of September 30, 2010, the Company’s Chief Executive Officer was indebted to the Company in the amount of $138,000, for which no interest has been charged.  This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002.  This debt was being repaid at the rate of $1,000 per month, all of which represented principal payments on the indebtedness, until November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  Since the time of filing, payments on this indebtedness were subject to the automatic stay provisions of the United States Bankruptcy Code; however, since May 2010 the Chief Executive Officer has made modest elective payments to the Company.  On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.  Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a distribution toward repayment of his pre-petition obligation to the Company pro rata with all of his other pre-petition debts in sixty (60) equal consecutive monthly installments, with payments to commence as soon as practicable under the terms of the confirmed plan.  The actual amount that the Company may expect to receive pursuant to the confirmed plan is not presently determinable.

ITEM 6.  EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 16 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date:  November 4, 2010                                                     By:   /s/ James A. Luksch
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

Exhibit 31.1
CERTIFICATION

I, James A. Luksch, certify that:

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

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

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

c)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)            Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  November 4, 2010

/s/ James A. Luksch
James A. Luksch
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Eric Skolnik, certify that:

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

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

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

c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  November 4, 2010

/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

To the knowledge of each of the undersigned, this Report on Form 10-Q for the quarter ended September 30, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Blonder Tongue Laboratories, Inc. for the applicable reporting period.

Date:  November 4, 2010                                                                           By:           /s/ James A. Luksch
James A. Luksch, Chief Executive Officer

By:           /s/ Eric Skolnik
Eric Skolnik, Chief Financial Officer