Form 10-K
period 2010-12-31
BLONDER TONGUE LABORATORIES INC
filed 2011-03-21
CIK 1000683

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _________________

Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.001	NYSE Amex
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

Large accelerated filer Non-accelerated filer (do not check if a smaller reporting company)	Accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No    X

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010: $5,324,377

Number of shares of common stock, par value $.001, outstanding as of March 20, 2011:   6,208,889

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2011 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant’s last fiscal year) are incorporated by reference into Part III of this report.

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

PART I

ITEM 1.                      BUSINESS

Introduction

  Overview

Blonder Tongue is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport and broadband product solutions for a broad range of applications. The markets we serve include cable television systems, multi-dwelling units, the lodging/hospitality market and institutional systems, including hospitals, prisons and schools. From the cable television pioneers that founded the Company in 1950, to the highly experienced research and development team that creates new products today, the Company’s success stems from listening to the needs of its customers, providing quality products to meet those needs and supporting those products after delivery. For over 60 years Blonder Tongue has been providing real-world solutions based on continually advancing technology, enabling the Company to maintain its position as a leader in the markets it serves. Since its founding Blonder Tongue has continued to keep abreast of evolving technologies, from analog to digital television, into High Definition (HD) digital encoding, Internet Protocol Television (IPTV) processing and distribution, and recently Edge QAM (Quadrature Amplitude Modulation) products. By broadening these product groups, the Company is positioned to grow its existing business and continue to expand the applications and markets it serves.

The cable television market has reacted quickly to consumer demands for additional services by integrating multiple technologies into existing networks, providing consumers with high speed internet access and digital telephony in addition to enhanced video offerings.  Today, video offerings have expanded from traditional cable television service to internet protocol (IP) based video delivery, switched digital video, video on demand, scheduled playback and video storage.  Telephone companies have increased their market share in this competitive environment with fiber-to-the-home distribution networks, enabling them to provide traditional cable television, expanded video services and high-speed internet services, in addition to telephony offerings.  Lodging and institutional markets, as well as the MDU market, continue to upgrade their networks to carry HD channels in order to meet consumers’ expectations.  This is a significant area of opportunity for the Company to market and sell its expanded digital product line.

The Federal Trade Commission’s (“FCC”) mandate that all broadcast television be transitioned from analog to digital by June 2009 resulted in a short term market for transitional products and increased customer demand for long term digital product solutions.

More specifically, the markets segments that the Company serves have been focused on digital technologies, not only in broadcast, but throughout video and broadband transport. The Company identified three significant opportunities in the digital space: encoding, IPTV and EdgeQAM.  Encoding enables operators to provide standard definition (SD) or HD content delivery transported over a broadband network.  IPTV enables operators to stream video over private data networks with greater dependability and content security. While already experiencing full scale commercialization in international markets, the United States market continues to embrace IPTV technology.  The worldwide market now has over 40 million IPTV subscribers, and is projected to have 102 million by 2013.  Service providers transport both SD and HD video content in MPEG formats over IP networks to network edge devices located in high density serving areas. The device at the edge of the transport system (i.e. close to the customer location), is commonly referred to as EdgeQAM, because it allows the conversion from IP to radio frequency (RF) via QAM modulation. These signals are then transported to the customer across a hybrid fiber-coax (HFC) network.  Management of the Company estimates the market for EdgeQAM devices to be about $400 million over the next three years.  In 2007 the Company began marketing and selling IPTV products, in 2008 shipped its first high quality HD encoder and in 2009 began shipping its high quality affordably priced EdgeQAM product. The Company continues to develop new versions of these products to expand their use in additional markets and applications.

  Recent Developments

The Company has continued to advance the implementation of its strategic plan in an effort to maximize shareholder value.  The Company’s strategic plan consists of the following:

•	strengthen core business,
•	continue the heritage of technology development,
•	expand into new markets, and
•	increase gross margins.

Since 2008, the Company has entered into several agreements to obtain rights to use and incorporate certain proprietary technologies in its new digital encoder line of products, including:

1.	Implementation and System License Agreement with Dolby Laboratories Licensing Corporation for Dolby Digital Plus Professional Encoder, 5.1 and 2 channel licensed technology.

2.	License Agreement with Digital Transmission Licensing Administrator, LLC (DTLA) to become a full-adopter of DTCP (Digital Transmission Content Protection) license technology.

3.	License Agreement with LG Electronics as a Pro:Idiom content Protection System Manufacturer.

4.	Ownership from the Motion Picture Experts Group of an MPEG-2 4:2:2 Profile High Level Video Encoder IP core.

The Implementation and System License Agreement with Dolby Laboratories Licensing Corporation grants the Company the right to manufacture, label and sell professional digital encoder products and consumer digital decoder products and to use the Dolby trademarks.  This technology has a number of improvements aimed at increasing quality at a given bit rate compared with legacy Dolby Digital (AC-3).  Most notably, it offers increased bit rates, support for more audio channels, improved coding techniques to reduce compression artifacts, and backward compatibility with existing AC-3 hardware.

The DTLA and LG Electronics license agreements provide the Company with certain technology necessary for production of EdgeQAM devices for the hospitality industry. With the DTLA agreement the Company became a full-adopter of DTCP license technology which is used to encrypt the interconnections between devices such as satellite receivers, personal computers and portable media players. Consequently, content can be transferred through and among these devices, only if incorporating this technology.

The Pro:Idiom digital technology platform provides the hospitality market with a robust, secure Digital Rights Management (DRM) system ensuring rapid, broad deployment of HD television (HDTV) and other high-value digital content to licensed users in the lodging industry.  Lodging industry leaders such as World Cinema Inc., LodgeNet Entertainment Corporation and others have licensed the Pro:Idiom DRM system.  A growing number of content providers have demonstrated their acceptance of Pro:Idiom by licensing their HD content for delivery to the Pro:Idiom users.  The Company’s revenues derived from the sale of products incorporating these technologies were $5,439,000 in 2010 and $945,000 in 2009.

The MPEG-2 Encoder IP core has a unique compression engine capable of creating HD MPEG-2 real-time encoding of a single channel of 1080i/720P/480i video.  The use of this real-time encoding technique enables the Company to provide broadcast MPEG-2 HD and SD encoding.  MPEG-2 is widely used as the format of digital television signals that are broadcast by terrestrial (over-the-air), cable, and direct broadcast satellite TV systems. The Company’s revenues for digital encoders were $2,867,000 in 2010 and $1,749,000 in 2009.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc., a supplier of Free-to-Guest digital and HD television to the hospitality market.  These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema.  In September 2010, the parties agreed to extend the exclusivity arrangement through the end of 2011.  In connection with this extension, World Cinema committed to purchase approximately $2 million of EQAM-400 through the third quarter of 2011. Future purchase commitments by World Cinema would allow them to extend this exclusivity arrangement.  The EQAM-400 product accepts high definition (HD) content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

Also in 2010, as a result of the Company’s reduced sales levels in 2009, the Company reduced its operating expenses through the reduction of head count and the reduction of outside consultant fees.  The Company anticipates that these reductions will result in approximately $1.1 million of annualized operating expense savings.

As part of the Company’s on-going implementation of its strategic plan and evaluation of non-core business activities, in April 2008 the Company decided to cease operations and liquidate the assets of its wholly-owned subsidiary, Hybrid Networks, LLC (“Hybrid”), which operated video, high-speed data and/or telephony systems at four multi-dwelling unit communities under certain right-of-entry agreements.  The results of operations of Hybrid are reflected as discontinued operations in the consolidated statement of operations included in this Annual Report on Form 10-K.

To reduce manufacturing costs, in 2007 the Company entered into a manufacturing agreement with a key contract manufacturer in the People’s Republic of China (“PRC”), the terms of which govern the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company.  Since then the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC.

Also in 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation).  The Company has received $4,540,000 in cumulative revenue under this agreement.  The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City has continued purchasing such product from the Company.  The Company has entered into discussions with XATA Corporation to enter into a new agreement for the next generation of the product.  A director of the Company is also the managing member and vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

The Company was incorporated under the laws of the State of Delaware in November 1988 and completed its initial public offering in December 1995.

Strategy

It is a constant challenge for the Company to stay at the forefront of the technological requirements of the markets that it serves, including the cable television system, MDU, lodging/hospitality and institutional markets.  Changes and developments in the manner in which information (whether video, telephony or internet) is transmitted as well as the use of alternative compression technologies, all require the Company to continue to develop innovative new products.  The Company continually adds the resources needed to create innovative products to respond to the demand for digital signal generation and transmission.  The Company’s key product lines are more thoroughly discussed under “Key Products” beginning on page 7.  The ongoing evolution of the Company’s product lines focuses on the increased needs created in the digital space by digital video, IPTV and HDTV signals and the transport of these signals over state of the art broadband networks.

The Company’s principal end-use customers are:

•	TV broadcasters,

•	Cable system operators that design, package, install and in most instances operate, upgrade and maintain the systems they build,

•	Lodging/Hospitality video and high speed internet system operators that specialize in the Lodging/Hospitality Markets, and

•
Institutional system operators that operate, upgrade and maintain the systems that are in their facilities, or contractors that install, upgrade and maintain these systems in a variety of applications including schools, universities, hospitals, prisons, corporations, sports stadiums and airports.

A key component of the Company’s growth strategy is to leverage its reputation across a broad product line, offering one-stop shop convenience to the cable, broadcast and professional markets and delivering products having a high performance-to-cost ratio.  The Company has historically enjoyed, and continues to enjoy, a leading position in the cable markets that it serves.  The Company provides integrated network solutions for operators in the multi-dwelling unit market, the lodging/hospitality market and the institutional market.

In response to the market pressure to compete with Far East manufactured products, the Company manufactures certain high volume, labor intensive products in the PRC.

Markets Overview

The television industry has been dominated by the traditional cable operator, who subsequently expanded into high-speed internet and television services.  The penetration of wireless, direct-broadcast satellite (“DBS”), (such as DIRECTV® and DISH Network®), in the TV market, continues to grow with a combined subscriber count in excess of 30 million.  Telephone companies (i.e.  Verizon and AT&T) also compete with the cable operators for services and continue to expand their fiber optic networks, on a national level, delivering video, high-speed internet and telephony services direct to the home or to the curb.  Cable operators are deploying MPEG IP transport to the edge of their networks via fiber optic networks and converting those IP streams to RF channels so they can continue to provide conventional video services over existing two-way coax networks.  Their plans are to expand the reach of fiber optic networks to take fiber closer to the customer and to the user.

The long term result of these activities is increased competition for the provision of services and a trend toward delivery of these services through fiber using IP technology.  This major market transition has resulted in increased consumer expectations, placing the lodging and institutional markets under pressure to install new infrastructure and upgrade existing networks.  It is not known how long this transition will take but to remain competitive, the Company must continue to increase its product offerings for digital television, encoding and decoding and digital media applications.

With IPTV technology comes additional market pressures and opportunities.  First, there is the matter of alternative TV services riding “Over the Top” of existing infrastructures or (OTT television), where the delivered video is not part of the service provider’s own video service. Examples include Web-video services like NetFlix Hulu, and Apple TV.  An additional advent is “TV Everywhere” where video is displayed not only on the traditional television, but also on personal computers and mobile devices.  Cable operators are trying to tackle not only the technology issues associated with these offerings, but content management and customer authentication.   The idea that the consumer is at the center, and not the hardware or the network, has the potential to revolutionize how video (and media) content may be delivered in the future.

Cable Television

Most cable operators, both large and small, have built networks with various combinations of fiber optic and coax cable to deliver television, internet and phone services on one drop cable.  Cable television deployment of fiber optic trunk has been completed in nearly all existing systems.  The HFC network architecture is employed to provide analog video, digital video, HDTV, high speed internet, Video on Demand (VOD) and digital telephone service.  With the adoption of new standards by CableLabs®, the cable industry is using edge devices, node splitting and digital video switching to increase both services and subscriber capacity from each node.

The Company believes that most major metropolitan areas will eventually have complex networks of two or more independent operators interconnecting homes and multi-dwelling complexes.  All of these networks are potential users of our Digital Video Headend Products including, Encoders, EdgeQAM and Digital Video solutions.

Lodging

Historically, cable operators serving the lodging market sought to provide more channels (especially in HD), VOD and enhanced interactivity in response to property owners seeking additional revenue streams and guests demanding increased in room technology services.  Initially installed in mostly large hotels, smaller hotels and motels continue to be outfitted with enhanced technology to provide a full suite of HD channels and VOD.

More recently, the competition among cable providers to the hospitality industry has shifted from emphasis on VOD to demand for an ever increasing number of HD programs provided free to each guest room.  The Company believes that the demand for HD based headends that support free-to-guest service and, accordingly, our EdgeQAM Pro:Idiom products, will continue to grow for several years.  The rate of growth may be limited by the cost associated with replacing all televisions in a hotel with a flat screen Pro:Idiom compatible television.

Institutional

The Company defines the institutional market to include: education campus environments, correctional facilities, short or long term health service environments, sports stadiums and airport terminals.  What all of these seemingly unrelated facilities have in common is that they all contain private networks that are dependant on either locally generated or externally sourced video and/or data content.  As the advanced technologies of distance learning, HDTV and IPTV permeate the market, institutional facilities are embracing these technologies to achieve site specific goals.  The Company traditionally benefited from a very strong share of this market with its Analog Video Headend and Distribution Products.  We anticipate that we will continue to be a leader in this market with our Digital Video Headend Products, which include HD encoders, EdgeQAM, Digital Video solutions and our evolving IPTV platforms.

International

The Company has authorized distributors and sales agents in various locations outside the United States, but the Company primarily manufactures product for sale in the USA.  International sales do not materially contribute to the Company’s revenue base.

Additional Considerations

The technological revolution with respect to video, internet and telephone services continues at a rapid pace.  Cable TV’s QAM video is competing with DIRECTV® and EchoStar’s DBS service and cable modems compete with digital subscriber lines and fiber-to-the-home offered by the regional telephone companies.  The telephone companies are building national fiber networks and are now delivering video, internet and telephone services directly to the home over fiber optic cable, and digital telephone is being offered by cable companies and others in competition with traditional phone companies.  The convergence of data and video communications continues, wherein computer and television systems merge.  This merging of technologies is extending services to mobile cell phone devices with over the air data delivery competing with cable delivered services.

Since the installed base of United States television sets are still dominated by analog sets (not digital), DBS television, digitally compressed programming and IP delivery require headend products or set-top decoding receivers or converters to convert the transmitted signals back to analog.  The replacement of all television sets with digital sets will be costly and take years to complete.  The majority of service providers continue to deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ decoding receivers at each television set.  Most operators are simulcasting both analog and digital services and charging customers additionally for the use of HD digital set top boxes.

Key Products

Blonder Tongue’s products can be separated according to function and technology.  Three key categories account for the majority of the Company’s revenue (Analog Video Headend, Digital Video Headend, and HFC Distribution):

•           Analog Video Headend Products used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission.  Among the products offered by the Company in this category are integrated receiver/decoders (IRD’s), modulators, demodulators, channel combiners and processors.  The headend is the “brain” of an analog television signal distribution system.  It is the central location where multiple channels are initially received, converted and allocated to specific channels for analog distribution.  In some cases, where the signal is transmitted in encrypted form or digitized and compressed, a receiver will also be required to decode the signal.  Even though these products are mature, Blonder Tongue continues to develop products to maintain market share.  For example, several new analog products were launched in response to the “CALM” Act (the Commercial Advertisement Loudness Mitigation Act (CALM, H.R. 1084/S. 2847), initially proposed in 2008 and signed into law in December 2010.  The CALM Act requires the FCC to prescribe regulations limiting the volume of audio on commercials transmitted by television broadcast stations, cable operators and other multichannel video programming distributors.  This law addresses a widespread consumer complaint regarding the abrupt loudness of television advertisements and mandates that the volume levels of commercial breaks be consistent with the volume level of the related programming.  The Company estimates that Analog Video Headend Products accounted for approximately 27% and 40% of the Company’s revenues in 2010 and 2009, respectively.

•           Digital Video Headend Products used by a system operator for acquisition, processing and manipulation of digital video signals.  Blonder Tongue continues to expand its Digital Product offerings to meet the changing needs of its customers.  The latest additions include the EdgeQAM collection and the HD encoder collection which includes a line of HD and SD MPEG-2 encoders and multiplexers.  Among the other digital products provided by Blonder Tongue are: the Quadrature Phase Shift Key (“QPSK”) to QAM transcoders, digital QAM up-converters and multiplexers and digital 8VSB/QAM HD television processors for delivery of HDTV programming and agile QAM Modulators.

Encoders accept and auto-detect various input sources (analog and/or digital) and output digitally encoded HD or SD video in various output formats such as Asynchronous Serial Interface (ASI) or QAM. The QAM outputs may be used for digital video distribution over typical private coax networks in a variety of institutional environments (i.e.  sports arenas, broadcast and cable television studios, airports, hospitals, university campuses, etc.).  ASI is a streaming data format which carries the MPEG-2 Transport Stream.  As a complement to the encoder line, Blonder Tongue also provides digital QAM multiplexers which take multiple inputs (ASI or 8VSB/QAM) and deliver a single multiplexed QAM output thereby optimizing the HD channel line up by preserving bandwidth.

EdgeQAM devices accept Ethernet input and capture MPEG over IP transport streams, decrypt service provider conditional access or content protection, and insert proprietary conditional access, such as Pro:Idiom, into the stream. These streams are then combined and modulated on to QAM RF carriers in most cases providing multiple streams on to one 6MHz digital channel. Inputs to EdgeQAM devices can come from satellite receivers, set top boxes, network devices or video servers. The use of these devices add flexibility for the service provider, in part, because all of this routing happens in one device. Scaling is accomplished via software and modules embedded inside the hardware. Since it is a true network device, the EdgeQAM can be managed over a traditional Ethernet network or over the internet.

The QPSK to QAM transcoders (QTM Series) are used for economically deploying or adding a satellite-based digital programming tier of digital or HDTV digital programming.  The unit transcodes a satellite signal’s modulation from QPSK to QAM or from 8PSK (HDTV Format) to QAM.  Since QPSK and 8PSK are optimum for satellite transmission and QAM is optimum for fiber/coax distribution, precious system bandwidth is saved while the signal retains its digital information. Building upon the innovative design work that brought about the QTM transcoders, QAM up-converters and HDTV processors, the Company launched the a series of ATSC/QAM demodulators.  Digital Video Headend Product use continues to expand in all of the Company’s primary markets, bringing more advanced technology to consumers and operators, and it is expected that this area will continue to grow to become a major element of the Company’s business. The Company estimates that Digital Video Headend Products accounted for approximately 42% and 24% of the Company’s revenues in 2010 and 2009, respectively.

•           HFC Distribution Products used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network.  Among the products offered by the Company in this category are broadband amplifiers, directional taps, splitters and wall outlets for coax distribution and fiber optic transmitters, receivers (nodes), and couplers. In cable television systems, the HFC distribution products are either mounted on exterior telephone poles or encased in pedestals, vaults or other security devices.  In private cable systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coax cable and devices.  The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images.  The Company estimates that HFC Distribution products accounted for approximately 17% and 21% of the Company’s revenues in 2010 and 2009, respectively.

•           Other Products.

There are a variety of other products that the Company sells to a lesser degree, either to fill a customer need or where sales have reduced due to changes in Company direction, technology, or market influences.  Sales of products in these categories have not contributed significantly to the Company’s revenues in 2010 and are expected to remain this way for 2011.  These products include:

Digital Transition, providing system operators the means to adapt to the FCC mandated transition in broadcast television from analog to digital signals.

Addressable, controlling access to analog programming at the subscriber’s location.

Reception, receiving off-air broadcast television and satellite transmissions prior to headend processing.

High-Speed Internet, providing broadband internet access over a HFC network.

Technical Services, including hands-on training, system design engineering, on-site field support and complete system verification testing.

Miscellaneous, filling customers needs for satellite distribution, test equipment, and parts.

The Company will modify its products to meet specific customer requirements.  Typically, these modifications are minor and do not materially alter the functionality of the products.  Thus, the inability of a customer to accept such products does not generally result in the Company being unable to sell such products to other customers.

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards.  To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products in order to accommodate customer demand for greater capability, (iii) license new technology, and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources.  Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects, with the expectation or promise of substantial future orders.  Projects may also be a result of new technologies that become available, or new market application of existing technology.  In the new product development process, the vast experience of the Company’s Engineering Group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace.  Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products.  Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering lower production costs.  For the acquisition of new technologies, the Company may rely upon technology licenses from third parties.  The Company will also license technology if it can obtain technology more quickly, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party.  There were 15 employees in the research and development department of the Company at December 31, 2010.  The Company’s research and development expenses were $2,508,000 and $2,420,000 for the years ended December 31, 2010 and 2009, respectively.

Marketing and Sales

Blonder Tongue markets and sells its products to a wide range of markets including: cable television system, MDU, the lodging/hospitality industry, and institutional systems. The Company also sells into a multitude of niche markets.  Sales are made directly to customers by the Company’s internal sales force, as well as through Premier Authorized Stocking Distributors (which accounted for approximately 42% and 57% of the Company’s revenues for fiscal 2010 and 2009, respectively).  These distributors serve multiple markets.  Direct sales to cable operators and system integrators accounted for approximately 25% and 30% of the Company’s revenues for fiscal 2010 and 2009, respectively.

The Company’s sales and marketing function is performed predominantly by its internal sales force.  Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities.  The Company’s internal sales force consists of 15 employees, which currently includes eight salespersons in Old Bridge, New Jersey, one salesperson in Round Rock, TX, one in San Diego, CA and five sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

The Company’s standard customer payment terms are 2%-10, net 30 days.  From time to time, when circumstances warrant, such as a commitment to a large blanket purchase order, the Company will extend payment terms beyond its standard payment terms.

The Company has several marketing programs to support the sale and distribution of its products.  Blonder Tongue participates in industry trade shows and conferences and also maintains a robust website.  The Company publishes technical articles in trade and technical journals, distributes sales and product literature and has an active public relations plan to ensure complete coverage of Blonder Tongue’s products and technology by editors of trade journals.  The Company provides system design engineering for its customers, maintains extensive ongoing communications with many original equipment manufacturer customers and provides one-on-one demonstrations and technical seminars to potential new customers.  Blonder Tongue supplies sales and applications support, product literature and training to its sales representatives and distributors.  The management of the Company travels extensively, identifying customer needs and meeting potential customers.

Customers

Blonder Tongue has a broad customer base, which in 2010 consisted of approximately 247 active accounts.  Approximately 64% and 58% of the Company’s revenues in fiscal years 2010 and 2009, respectively, were derived from sales of products to the Company’s five largest customers.  In 2010 and 2009, sales to World Cinema, Inc. accounted for approximately 28% and 14%, respectively, of the Company’s revenues.  In addition, Toner Cable Equipment, Inc. accounted for approximately 15% and 21% of the Company’s revenues in 2010 and 2009, respectively.  A third customer, Advanced Media Technologies accounted for approximately 11% of the Company’s revenues in 2009.  There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period.  However, the Company anticipates that these customers will continue to account for a significant portion of the Company’s revenues in future periods, although none of them is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period.

During 2010, the Company renewed contracts in regard to its Premier Distributor Program. This program began in 2007 and has been successful for the Company. Under this program, a limited group of larger distributors who stock a significant amount of the Company’s products in their inventory are given access to a special purchase incentive program allowing them to achieve volume price concessions measured on a year-to-year basis.  Many of the Company’s smaller business customers, with whom the Company had formerly dealt on a direct basis, now purchase the Company’s products from these Premier Distributors.

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

The Company’s revenues are derived primarily from customers in the continental United States; however, the Company also derives some revenues from customers in other geographical markets, primarily Canada and to a more limited extent, in developing countries.  Sales to customers outside of the United States represented approximately 2% and 1% of the Company’s revenues in 2010 and 2009, respectively.  All of the Company’s transactions with customers located outside of the United States are denominated in U.S. dollars, therefore, the Company has no material foreign currency transactions.

Manufacturing and Suppliers

Blonder Tongue’s manufacturing operations are presently located at the Company’s headquarters in Old Bridge, New Jersey.  The Company’s manufacturing operations are vertically integrated and consist principally of the programming, assembly, and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chasses and cabinets for such assemblies.  Management continues to implement improvements to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor to accommodate increasingly fine pitch surface mount electronic components.  In 2008, these improvements resulted in assemblies of 16 layer PCBs with thousands of components including placement of 0.030x0.030mil ball grid arrays and 0402 packaged sized components.  These advancements required investment in upgrading automatic placement equipment as well as automated optical inspection and testing systems.  All of these efforts are consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products.

In 2007 the Company entered into a manufacturing agreement with a key contract manufacturer in the PRC, the terms of which govern the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company.  Since then the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC.  The Company does not currently anticipate the transfer of any additional products to the PRC.  In connection with the Company’s initiatives in the PRC, the Company may have foreign currency transactions and may be subject to various currency exchange control programs related to its PRC operations.  See “Risk Factors” below for more detail on the risk of foreign operations.

Outside contractors supply standard components, printed circuit boards and electronic subassemblies to the Company’s specifications.  While the Company generally purchases electronic parts that do not have a unique source, certain electronic component parts used within the Company’s products are available from a limited number of suppliers and may be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts.  If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented.  However, in such situations the Company may experience temporary reductions in its ability to ship products affected by the component shortage.  On an as-needed basis, the Company purchases several products from sole suppliers for which alternative sources are not available, such as EchoStar digital receivers for delivery of DISH Network® programming, and DirecTV® digital satellite receivers for delivery of DIRECTV® programming.  An inability to timely obtain sufficient quantities of certain of these components would have a material adverse effect on the Company’s operating results.  The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company.

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

Intellectual Property

The Company currently holds several United States and foreign patents, none of which are considered material to the Company’s present operations, since they do not relate to high volume applications.  Because of the rapidly evolving nature of the cable television industry, the Company believes that its market position as a supplier to cable integrators derives primarily from its ability to develop a continuous stream of new products that are designed to meet its customers’ needs and that have a high performance-to-cost ratio.

The Company has a registered trademark on “Blonder Tongue®” and also on a “BT®” logo.

Since 2008, the Company obtained licenses for a variety of technologies in concert with its new digital encoder line of products.  The licenses are from a number of companies including Dolby Laboratories Licensing Corporation (expires August 2013), Digital Content Protection, LLC (expires April 30 2011), DTLA (expires April 30, 2011), and LG Electronics (expires December 2011).  These standard licenses are all non-exclusive and require payment of royalties based upon the unit sales of the licensed products.  With regard to the licenses expiring in 2011, the Company expects to renew these standard licenses on similar terms.  For additional information regarding these licenses, see “Introduction – Recent Developments” starting on page 3.

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

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes.  The Company did not incur in 2010 and does not anticipate incurring in 2011 material capital expenditures for compliance with Federal, state and local environmental laws and regulations.  There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company.  Further, such regulations could restrict the Company’s ability to expand its operations.  Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No.  NJ0088315.  This permit will expire May 31, 2012.

Employees

As of February 19, 2011, the Company employed approximately 162 people, including 109 in manufacturing, 15 in research and development, 7 in quality assurance, 15 in sales and marketing, and 16 in a general and administrative capacity.  160 of these employees are full time employees.  57 of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company expiring in February, 2012.

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

Any substantial decrease in sales to our largest customers may adversely affect our results of operations or financial condition.

In 2010 and 2009, sales to World Cinema accounted for approximately 28% and 14%, respectively, while sales to Toner Equipment Inc. accounted for approximately 15% and 21%, respectively, of our revenues.  There can be no assurance that any sales to these customers will reach or exceed historical levels in any future period.  We anticipate, however, that these customers will continue to account for a significant portion of our revenues in future periods, although they are not obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide us with binding forecasts of product purchases for any future period.

With respect to our direct sales to system integrators, the complement of leading customers tends to vary over time as the most efficient and better-financed integrators grow more rapidly than others.  Our success with these customers will depend in part on:

•	the viability of those customers;

•	our ability to identify those customers with the greatest growth and growth prospects; and

•	our ability to maintain our position in the overall marketplace by shifting our emphasis to such customers.

Approximately 64% of our revenues in 2010 were derived from sales to our five largest customers.  Any substantial decrease or delay in sales to one or more of our leading customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us, or our inability to develop solid relationships with integrators that may replace the present leading customers, could have a material adverse effect on our results of operations and financial condition.

A significant increase to inventory reserves due to inadequate reserves in a prior period or to an increase in excess or obsolete inventories may adversely affect our results of operations and financial condition.

We continually analyze our slow-moving, excess and obsolete inventories.  Based on historical and projected sales volumes and anticipated selling prices, we establish reserves.  If we do not meet our sales expectations, these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  We recorded an increase in reserve of $620,000 and $540,000 during 2010 and 2009 respectively.  Although we believe reserves are adequate and inventories are reflected at net realizable value, there can be no assurance that we will not have to record additional inventory reserves in the future.  Significant increases to inventory reserves could have a material adverse effect on our results of operations and financial condition.

An inability to develop, or acquire the rights to technology, products or applications in response to changes in industry standards or customer needs may reduce our sales and profitability.

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

The vast majority of our revenues in fiscal years 2010 and 2009 came from sales of our products for use by cable infrastructure operators.  Demand for our products depends to a large extent upon capital spending on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems.  Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including:

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

During 2009 and 2010, the U.S. economy experienced a significant downturn that resulted in elevated levels of financial market volatility, customer uncertainty and widespread concerns about the U.S. and world economies.  The continuing effect of these circumstances may negatively impact the demand for our products and our allowance for doubtful accounts, all of which may have a material adverse effect on our business, financial condition and results of operations.  In addition, the economic crisis has had a material and direct impact on financial institutions, resulting in a deterioration of liquidity in the capital markets.  This liquidity crunch could adversely affect our ability and the ability of our customers to borrow funds to support operations or other liquidity needs (including the ability to finance capital expenditures) or otherwise borrow or raise capital.  Moreover, our stock price could decrease if investors have concerns that our business, financial condition or results of operations will be negatively impacted by a worldwide economic downturn.

Any significant casualty to our facility in Old Bridge, New Jersey may cause a lengthy interruption to our business operations.

We operate out of one manufacturing facility in Old Bridge, New Jersey (the “Old Bridge Facility”).  While we maintain a limited amount of business interruption insurance, a casualty that results in a lengthy interruption of our ability to manufacture at, or otherwise use, that facility could have a material adverse effect on our results of operations and financial condition.

Our dependence on certain third party suppliers could create an inability for us to obtain component products not otherwise available or to do so only at increased prices.

We purchase several products from sole suppliers for which alternative sources are not available, such as certain components of EchoStar’s digital satellite receiver decoders, which are specifically designed to work with the DISH Network®, and certain components of Hughes Network Systems digital satellite receivers which are specifically designed to work with DIRECTV® programming.  Our results of operations and financial condition could be materially adversely affected by:

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

We manufacture and assemble some of our products in the PRC, under a contract manufacturing arrangement with a certain key Chinese manufacturer.  Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, having our products manufactured in the PRC, including the following risks:

•	political, economic and labor instability;

•	changes in foreign or United States government laws and regulations, including exchange control regulations;

•	increased costs related to fluctuation in foreign currency exchange rates;

•	infringement of our intellectual property rights; and

•	difficulties in managing foreign manufacturing operations.

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

Over time we may shift additional portions of our manufacturing operations to the PRC in order to maximize manufacturing and operational efficiency.  This could result in reducing our domestic operations in the future, which in turn could entail significant one-time earnings charges to account for severance, equipment write-offs or write downs and moving expenses.

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

Any increase in governmental regulation of the cable markets that we serve, including the cable television system, MDU, lodging and institutional markets, may have an adverse effect on our results of operations and financial condition.

The cable television, MDU, lodging and institutional markets within the cable industry, which represents the vast majority of our business, while in some cases subject to certain FCC licensing requirements, is not presently burdened with extensive government regulations.  It is possible, however, that regulations could be adopted in the future which impose burdensome restrictions on these cable markets resulting in, among other things, barriers to the entry of new competitors or limitations on capital expenditures.  Any such regulations, if adopted, could have a material adverse effect on our results of operations and financial condition.

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

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.  We do not anticipate material capital expenditures during the fiscal year ending 2011 for compliance with federal, state and local environmental laws and regulations.  There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us.  Further, such regulations could restrict our ability to expand our operations.  Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended.  Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

Our board of directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock, to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any unissued series of undesignated Preferred Stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders.  The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock.  Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance of such stock could have a material adverse effect on the market value of the Common Stock.  In addition, our Restated Certificate of Incorporation:

•	eliminates the right of our stockholders to act without a meeting;

•	does not provide cumulative voting for the election of directors;

•	does not provide our stockholders with the right to call special meetings;

•	provides for a classified board of directors; and

•	imposes various procedural requirements which could make it difficult for our stockholders to effect certain corporate actions.

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

The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which is owned by the Company.  The Old Bridge Facility is encumbered by a mortgage held by Sovereign Business Capital in the principal amount of $3,033,000 as of December 31, 2010.  Management believes that the Old Bridge Facility is adequate to support the Company’s anticipated needs in 2011.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

As of December 31, 2010, the Company’s Chief Executive Officer was indebted to the Company in the amount of $136,000, for which no interest has been charged.  This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002.  This debt was being repaid at the rate of $1,000 per month, all of which represented principal payments on the indebtedness, until November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  At the time of filing, payments on this indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code.  On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.  Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable.  Since May 2010, however, the Chief Executive Office has made modest elective payments to the Company.

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

Market Information

Fiscal Year Ended December 31, 2010:	High	Low

First Quarter	$1.24	$.91
Second Quarter	1.46	1.00
Third Quarter	2.75	1.18
Fourth Quarter	2.84	1.95

Fiscal Year Ended December 31, 2009:	High	Low
First Quarter	$1.15	$.25
Second Quarter	1.81	.82
Third Quarter	2.10	1.12
Fourth Quarter	1.30	.93

The Company’s Common Stock is traded on NYSE Amex under the symbol “BDR.”

Holders

As of March 1, 2011, the Company had approximately 51 holders of record of the Common Stock.  Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

Today the Company is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport and broadband product solutions for a broad range of applications.  The markets served include cable televisions systems, the multi-dwelling unit communities, the lodging/hospitality market, and  institutional systems including hospitals, prisons and schools.  The technology requirements of these markets change rapidly and the Company’s research and development team is continually delivering high performance-lower cost solutions to meet customers’ needs.

The Company’s strategy is focused on the development of products for digital signal generation and transmission and, since 2008 the Company entered into various agreements for technologies in concert with the new digital encoder and EdgeQAM line of products.  As a result, the Company continues to significantly expand its digital product lines.  The continuing evolution of the Company’s product lines will focus on the increased needs created in the digital space by IPTV, digital SD and HD video content and the transport of these signals over state of the art broadband networks.

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue.  Accordingly, any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

In 2010, as a result of the Company's reduced sales levels in 2009, the Company reduced its operating expenses through the reduction of head count and the reduction of outside consultant fees.  The Company anticipates that these reductions will result in approximately $1.1 million of annualized operating expense savings.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc., a supplier of Free-to-Guest digital and HD television to the hospitality market.  These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema.  In September 2010, the parties agreed to extend the exclusivity arrangement through the end of 2011.  In connection with this extension, World Cinema committed to purchase approximately $2.0 million of EQAM-400 through the third quarter of 2011. Future purchase commitments by World Cinema would allow them to extend this exclusivity arrangement.

The Company took advantage of the FCC’s mandate that all broadcast television transition from analog to digital by June 2009.  In connection with this transition, the Company experienced an increase in sales of digital transition headend products during 2008, and to a lesser extent in the first half of 2009.

As part of the Company’s implementation of its strategic plan and evaluation of non-core business activities, in April 2008 the Company decided to cease operations and liquidate the assets of its wholly-owned subsidiary, Hybrid Networks, LLC (“Hybrid”), which operated video, high-speed data and/or telephony systems at four multi-dwelling unit communities under certain right-of-entry agreements.  The results of operations of Hybrid are reflected as discontinued operations in the consolidated statement of operations included in this Annual Report on Form 10-K.

The Company has an on-going initiative to reduce costs, while maintaining a competitive position and time-to-market advantage by manufacturing products both at the Company’s facility in New Jersey as well as in the PRC.  The Company has a manufacturing agreement with a key contract manufacturer in the PRC the terms of which govern the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company.  Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC.  The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at its New Jersey facility.  The Company may transition additional products to the PRC if determined by the Company to be advantageous based upon changing business and market conditions.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products.  In December 2007, the Company entered into an agreement with Buffalo City Center Leasing, LLC (“Buffalo City”) to manufacture an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation).  The Company received $2,331,000 and $1,087,000 in revenue from Buffalo City in 2010 and 2009, respectively.  The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City has continued purchasing such product from the Company.  The Company has entered into discussions with XATA Corporation to enter into a new agreement for the next generation of the product.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data from continuing operations as a percentage of net sales.

	Year Ended December 31,
	2010	2009
Net sales	100.0%	100.0%
Costs of goods sold	59.8	61.2
Gross profit	40.2	38.8
Selling expenses	10.4	13.7
General and administrative expenses	15.1	16.1
Research and development expenses	8.2	8.3
Earnings from operations	6.5	0.7
Other expense, net	0.6	0.6
Earnings from continuing operations before income taxes	5.9	0.1
Provision (benefit) for income taxes	-	0.3

2010 Compared with 2009

Net Sales. Net sales increased $1,474,000 or 5.1% to $30,508,000 in 2010 from $29,034,000 in 2009. The increase is primarily attributed to an increase in digital video headend products and contract manufactured product  sales, offset by a decrease in sales of analog video headend and HFC distribution products.  Sales of digital video headend products were $12,770,000 and $6,969,000, sales of contract manufactured product were $2,331,000 and $1,087,000, sales of analog video products were $8,337,000 and $11,737,000 and sales of HFC distribution products were $5,298,000  and $6,129,000 in 2010 and 2009, respectively.  The overall sales increase is due to an increase in demand for the Company’s digital video headend products and contract manufactured product offset by a decrease in demand for the Company’s products across most of its other product lines resulting from the continuing shift from analog to digital products.   As described above, the Company has experienced and expects to continue to see a shift in product mix from analog products to digital products.

Cost of Goods Sold. Cost of goods sold increased to $18,243,000 for 2010 from $17,758,000 in 2009 but decreased as a percentage of sales to 59.8% from 61.2%. The increase is primarily attributed to an increase in net sales offset by reduced direct manufacturing costs.  The decrease as a percentage of sales is primarily attributed to a more favorable product mix, including newer higher margin products derived from the increased digital sales and the lower costs of manufacturing certain mature analog products in the PRC.  The Company expects costs of goods sold as a percentage of sales to remain at this new level.

Selling Expenses. Selling expenses decreased to $3,183,000 for 2010 from $3,983,000 in 2009 and decreased as a percentage of sales to 10.4% for 2010 from 13.7% for 2009. This $800,000 decrease is primarily attributable to a decrease in salaries and fringe benefits of $605,000 due to reduced headcount, a decrease in commissions of $76,000 and a decrease in consulting fees of $147,000, offset by an increase in royalties of $195,000.  The percentage decrease was the result of increased net sales.  The reductions were implemented by management in response to general economic conditions and the Company’s previously announced reduced sales levels.  The increase in royalties was due to increased sales of products incorporating technologies for which the Company pays royalty fees.  The Company expects royalty fees to continue to increase as more of its products incorporate third-party proprietary technologies and as sales of such products increase.

General and Administrative Expenses. General and administrative expenses decreased to $4,597,000 in 2010 from $4,669,000 for 2009 and decreased as a percentage of sales to 15.1% for 2010 from 16.1% in 2009. The $72,000 decrease was primarily the result of a reduction in salaries and fringe benefits of $85,000 due to reduced head count, a reduction in professional fees of $186,000, offset by an increase in salaries due to an executive bonus accrual of $259,000.  The percentage decrease was primarily the result of increased net sales.

Research and Development Expense. Research and development expenses increased to $2,508,000 in 2010 from $2,420,000 in 2009 but decreased as a percentage of sales to 8.2% in 2010 from 8.3% in 2009. This $88,000 increase is primarily attributable to an increase in amortization of license fees of $297,000, offset by a decrease in salaries and fringe benefits of $149,000 due to reduced head count.  This increase in licensing was part of the Company’s strategy to increase its research and development capabilities in 2010, particularly with regard to new digital products.   The percentage decrease was primarily the result of increased net sales.

Operating Income. Operating income of $1,977,000 for 2010 represents an increase of $1,773,000 from operating income of $204,000 in 2009. Operating income as a percentage of sales increased to 6.5% in 2010 from 0.7% in 2009.

Interest expense. Interest expense increased to $199,000 in 2010 from $179,000 in 2009. The increase is the result of higher average borrowings.

Income Taxes. The provision for income taxes was zero and $75,000 for 2010 and 2009, respectively. The provision is a result of a decrease in the deferred tax assets due to certain temporary differences being realized offset by a decrease in the valuation allowance of $917,000 and $329,000 in 2010 and 2009, respectively, since the gross deferred tax asset has been reduced.  A valuation allowance is recorded since the realization of the entire deferred tax benefit is not considered more likely than not. The Company believes its current projected taxable income over the next five years as well as certain tax strategies are adequate to the realization of the remaining deferred tax benefit.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company.  Fourth quarter sales in 2010 as compared to other quarters were slightly impacted by fewer production days.  The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

As of December 31, 2010 and 2009, the Company’s working capital was $12,181,000 and $11,243,000, respectively.  The increase in working capital is attributable primarily to an increase in cash of $1,703,000 offset by a decrease in accounts receivable of $366,000 and a decrease in inventories of $477,000.  The increase in cash is attributable primarily to cash provided by positive operating activities.

The Company’s net cash provided by operating activities for the year ended December 31, 2010 was $3,071,000 primarily due to net earnings of $1,785,000, compared to net cash used in operating activities for the year ended December 31, 2009 of $1,328,000.

Cash used in investing activities was $1,140,000, which was attributable primarily to capital expenditures of $117,000 and acquisition of licenses of $1,023,000.

Cash used in financing activities was $228,000 for the period ended December 31, 2010, comprised primarily of repayment of debt of $22,169,000 offset by $21,936,000 in additional borrowings of debt.

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank (“Sovereign Agreement”), pursuant to which the Company obtained an $8,000,000 credit facility from Sovereign (the “Sovereign Financing”).  The Sovereign Financing consisted of (i) a $4,000,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,000,000 term loan facility (“Term Loan”), each with a three-year term.  The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Sovereign Agreement.  The obligations of the Company under the Sovereign Agreement are secured by substantially all of the assets of the Company.

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%.  Prime was 3.25% at December 31, 2010.

On January 14, 2011, the Company entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement (the “First Amendment”) with Sovereign, to amend the Sovereign Financing.  The First Amendment (1) increased the maximum amount which may be borrowed by the Company under the Revolver to $5,000,000 from $4,000,000, (2) extended the termination date of the Sovereign Agreement from August 6, 2011 to January 15, 2013, (3) modified the definition of “Eligible Receivables” to increase the permitted concentration percentage of certain customer Receivables (as defined in the Sovereign Agreement) which are included in such calculation, and (4) modified a certain financial covenant.

  Upon termination of the Revolver, all outstanding borrowings under the Revolver are due.  The Term Loan requires equal monthly principal payments of approximately $17,000 each, plus interest, with the remaining balance due at maturity.  During the first quarter ended March 31, 2009, the Company made an elective $500,000 additional Term Loan payment.  The outstanding principal balance of the Term Loan was $3,033,000 at December 31, 2010.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants.  The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities, as evidenced by the First Amendment.

The average amount outstanding under the Revolver during 2010 was approximately $995,000 at a weighted average interest rate of 4.20%.  The maximum amount outstanding under the Revolver during 2010 was $1,799,000.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sovereign Agreement.  As of December 31, 2010, the Company had approximately $4,000,000 of availability for borrowing under its Revolver with Sovereign, which was subsequently increased to $5,000,000 in January, 2011.  The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on January 15, 2013.  The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity.   The Company considers opportunities to refinance its existing indebtedness based on market conditions.  Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by January 15, 2013, there can be no assurances that it will do so.  Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all.  Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.  The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $117,000 and $236,000 in the years ended December 31, 2010 and 2009, respectively.   The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

Critical Accounting Estimates

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States.  Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The following paragraphs include a discussion of some critical areas where estimates are required.  You should also review Note 1 to the consolidated financial statements for further discussion of significant accounting policies.

Revenue Recognition

The Company records revenue when products are shipped.  Legal title and risk of loss with respect to the products pass to customers at the point of shipment.  Customers do not have a right to return products shipped.  Products carry a three year warranty, which amount is not material to the Company’s operations.

Inventory and Obsolescence

The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans.  Based on these analyses, the Company estimates and projects those products that are unlikely to be sold during the next twelve months.  Inventories that are not anticipated to be sold in the next twelve months, have been classified as non-current.  This procedure has been applied to the December 31, 2010 and 2009 inventories and, accordingly, $6,093,000 and $5,637,000, respectively, have been classified to non-current assets.

Approximately 50% of the non-current inventories are comprised of finished goods.  The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands.  In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

The Company continually analyzes its slow-moving, excess and obsolete inventories.  Based on historical and projected sales volumes for finished goods, historical and projected usage of raw materials, and anticipated selling prices, the Company establishes reserves.  If the Company does not meet its sales expectations these reserves are increased.  Products that are determined to be obsolete are written down to net realizable value.  During 2010 and 2009, the Company recorded an increase to its reserve of $620,000 and $540,000, respectively.  The increases in the inventory reserve during 2010 and 2009 were primarily the result of an increase in certain obsolete raw materials.  The Company believes reserves are adequate and inventories are reflected at net realizable value.

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

Valuation of Deferred Tax Assets

Management periodically evaluates its ability to recover the reported amount of its deferred income tax assets considering several factors, including the estimate of the likelihood that it will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, which indicated that it was more likely than not that the Company would not realize the benefits related to the deferred tax assets, the Company recorded a valuation allowance equal to a significant portion of the net deferred tax assets as of December 31, 2010 and 2009.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The provisions of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2010 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the consolidated financial statements and notes thereto of the Company, which are attached hereto beginning on page 32.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2010.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

During the quarter ended December 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about the Company’s directors and executive officers, its Audit Committee and the Audit Committee’s “audit committee financial expert,” is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders.  Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLANS

The following table provides certain summary information as of December 31, 2010 concerning our compensation plans (including individual compensation arrangements) under which shares of our Common Stock may be issued.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights(#)	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights($)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In The First Column)(#)
Equity Compensation Plans Approved By Security Holders	1,571,499 (1)	$2.27	936,750 (2)
Equity Compensation Plans Not Approved By Security Holders	0	0	0
Total	1,571,499	$2.27	936,750

(1) Includes shares of the Company’s Common Stock which may be issued upon the exercise of options or rights granted under the 1994 Incentive Stock Option Plan, as amended, which expired by its terms on March 13, 2004, the 1995 Long Term Incentive Plan, as amended, which expired by its terms on November 30, 2005, the 2005 Employee Equity Incentive Plan, as amended, the Amended and Restated 1996 Director Option Plan, which expired by its terms on January 2, 2006, and the 2005 Director Equity Incentive Plan, as amended.

(2) Includes 783,417 shares of the Company’s Common Stock available for issuance as stock option grants, stock appreciation rights, restricted or unrestricted stock awards or performance based stock awards under the 2005 Employee Equity Incentive Plan, as amended.  Includes 153,333 shares of the Company’s Common Stock available for issuance as stock option grants, stock appreciation rights, or restricted or unrestricted stock awards under the 2005 Director Equity Incentive Plan, as amended.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders.  Information about the independence of each director or nominee for director of the Company during 2010 is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accountants” and “Pre-Approval Policy for Services by Independent Registered Public Accountants” in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders.

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

(b)           Index to Exhibits:

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, originally filed October 12, 1995, as amended.
3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A for the period ending December 31, 2007, originally filed May 9, 2008.
4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.
10.1	1994 Incentive Stock Option Plan.	Incorporated by reference from Exhibit 10.5 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.
10.2	1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

Exhibit #	Description	Location
10.3	First Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 10.5(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.
10.4	Second Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.3 to S-8 Registration Statement No. 333-52519 originally filed on May 13, 1998.
10.5	Third Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.4 to S-8 Registration Statement No. 333-37670, originally filed May 23, 2000.
10.6	Fourth Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.5 to S-8 Registration Statement No. 33-96993, originally filed July 24, 2002.
10.7	Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Appendix B to Registrant’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed March 27, 1998.
10.8	First Amendment to the Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-111367, originally filed on December 19, 2003.
10.9	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.10 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.
10.10	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.22 to S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.
10.11	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.
10.12	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan	Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders held on May 24, 2005.
10.13	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan	Incorporated by reference from Appendix B to the Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders held on May 24, 2005.
10.14	Form of Option Agreement under the 1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.
10.15	Form of Option Agreement under the 1996 Director Option Plan.	Incorporated by reference from Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.
10.16	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 15, 2005.

Exhibit #	Description	Location
10.17	Form of Option Agreement under the 2005 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2007, filed March 31, 2008.
10.18	Form of Option Agreement under the 1996 Dirctor Option Plan, as amended November 3, 2010.	Filed herewith.
10.19	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended November 3, 2010.	Filed herewith.
10.20	First Amendment to Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders held on May 23, 2007.
10.21	Second Amendment to Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan, as amended.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders held on May 19, 2010.
10.22	First Amendment to Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan.	Incorporated by reference from Appendix C to Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders held on May 19, 2010.
10.23	Deferred Compensation Plan for James A. Luksch, effective as of January 1, 2011, as amended and restated on February 4, 2011.	Filed herewith.
10.24	Revolving Credit, Term Loan and Security Agreement, dated August 6, 2008, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated August 6, 2008, filed August 8, 2008.
10.25	First Amendment to Revolving Credit, Term Loan and Security Agreement, dated January 14, 2011, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 14, 2011, filed January 20, 2011.
21	Subsidiaries of Blonder Tongue Laboratories, Inc.	Filed herewith.
23.1	Consent of Marcum LLP.	Filed herewith.
31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibits 10.1-10.8 and 10.11-10.23 represent management contracts or compensation plans or arrangements.

(c)           Financial Statement Schedules:

The following financial statement schedule is included on page 54 of this Annual Report on Form 10-K:

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
Blonder Tongue Laboratories, Inc.
Old Bridge, New Jersey

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations,  comprehensive income, stockholders’ equity and cash flows for the years December 31, 2010 and 2009  Our autits also included the financial statemnet schedule as of and for the years ended December 31, 2010 and 2009 included on Page 54.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Marcum LLP

New York, NY

March 21, 2011

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	December 31,
	2010	2009

Assets
Current assets:
Cash	$1,717	$14
Accounts receivable, net of allowance for doubtful accounts of $143 and $164 respectively	3,677	4,059
Inventories	7,672	8,149
Prepaid and other current assets	429	590
Deferred income taxes	383	383
Total current assets	13,878	13,195
Inventories, net non-current	6,093	5,637
Property, plant and equipment, net of accumulated depreciation and amortization	3,812	4,000
License agreements, net	754	207
Other assets, net	177	235
Deferred income taxes	1,898	1,898
	$26,612	$25,172
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$235	$228
Accounts payable	593	1,065
Accrued compensation	498	199
Accrued benefit liability	200	297
Income taxes payable	49	49
Other accrued expenses	122	114
Total current liabilities	1,697	1,952

Long-term debt	2,872	3,065
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,429	25,339
Retained earnings	5,196	3,411
Accumulated other comprehensive loss	(1,256)	(1,264)
Treasury stock, at cost, 2,266 and 2,273 shares	(7,334)	(7,339)
Total stockholders’ equity	22,043	20,155
	$26,612	$25,172

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31
	2010	2009

Net sales	$30,508	$29,034
Cost of goods sold	18,243	17,758
Gross profit	12,265	11,276
Operating expenses:
Selling expenses	3,183	3,983
General and administrative	4,597	4,669
Research and development	2,508	2,420
	10,288	11,072
Earnings from operations	1,977	204

Other expense:
Interest expense	(199)	(179)
Interest and other income	7	17
	(192)	(162)
Earnings from continuing operations before income taxes	1,785	42
Provision (benefit) for income taxes	-	75
Earnings (loss) from continuing operations after income taxes	1,785	(33)
Discontinued operations:
Earnings from discontinued operations (net of tax)	-	46
Gain on disposal of subsidiary	-	62
Total discontinued operations.	-	108
Net earnings	$1,785	$75
Basic earnings (loss) per share from continuing operations	$0.29	$(0.01)
Diluted earnings (loss) per share from continuing operations	$0.28	$(0.01)
Basic and diluted earnings per share from discontinued operations	-	$0.01
Basic and diluted gain per share on disposal	-	$0.01
	-	$0.02
Basic net earnings per share	$0.29	$0.01
Diluted net earnings per share	$0.28	$0.01
Basic weighted average shares outstanding	6,192	6,191
Diluted weighted average shares outstanding	6,285	6,206

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance at January 1, 2009	8,465	$8	$25,188	$3,336	$(1,757)	$(7,339)	$19,436
Net earnings	-	-	-	75	-	-	75
Recognized pension gain, net of taxes	-	-	-	-	493	-	493
Comprehensive income	-	-	-	-	-	-	568
Stock-based Compensation	-	-	151	-	-	-	151
Balance at December 31, 2009	8,465	8	25,339	3,411	(1,264)	(7,339)	20,155
Net earnings	-	-	-	1,785	-	-	1,785
Recognized pension gain, net of taxes	-	-	-	-	8	-	8
Comprehensive income	-	-	-	-	-	-	1,793
Stock option exercises						5	5
Stock-based Compensation	-	-	90	-	-	-	90
Balance at December 31, 2010	8,465	$8	$25,429	$5,196	$(1,256)	$(7,334)	$22,043

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2010	2009

Cash Flows From Operating Activities:
Net earnings	$1,785	$75
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	352	412
Amortization	476	178
Stock-based compensation expense	90	151
Gain on disposal of assets of subsidiary	-	(62)
Provision for inventory reserves	620	540
Provision for doubtful accounts	15	38
Non cash pension expense	(89)	76
Deferred income taxes.	-	75
Changes in operating assets and liabilities:
Accounts receivable	367	(310)
Inventories	(599)	(958)
Prepaid and other current assets	161	(218)
Other assets	58	124
Income taxes	-	-
Accounts payable, accrued expenses and accrued compensation	(165)	(1,449)
Net cash provided by (used in) operating activities	3,071	(1,328)
Cash Flows From Investing Activities:
Capital expenditures	(117)	(236)
Acquisition of licenses	(1,023)	(230)
Proceeds from sale of subsidiary .	-	62
Net cash used in investing activities	(1,140)	(404)
Cash Flows From Financing Activities:
Repayments of debt	(22,169)	(1,040)
Borrowings of debt	21,936	317
Proceeds from exercise of stock options	5	-
Net cash used in financing activities	(228)	(723)
Net increase (decrease) in cash	1,703	(2,455)
Cash, beginning of year	14	2,469
Cash, end of year	$1,717	$14
Supplemental Cash Flow Information:
Cash paid for interest	$199	$183
Cash paid for income taxes	-	-

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 1 - Summary of Significant Accounting Policies

(a)           Company and Basis of Presentation

Blonder Tongue Laboratories, Inc. (the “Company”) is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport and broadband product solutions for a broad range of applications The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and its wholly-owned subsidiaries.  Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve based on historical experience, in its overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2010 is adequate; however, actual write-offs might exceed the recorded allowance.

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

(e)           Income Taxes

The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes” (“ASC Topic 740”).  Deferred income taxes are provided for temporary differences in the recognition of certain income and expenses for financial and tax reporting purposes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

The Company will classify as income tax expense any interest and penalties recognized in accordance with ASC Topic 740.  The Company files income tax returns primarily in New Jersey, along with certain other jurisdictions.

(f)           Intangible Assets

Intangible assets consist of license agreements that are carried at cost less accumulated amortization.  Amortization is computed utilizing the straight-line method over the estimated useful life of the respective asset.

The components of intangible assets consisting entirely of license agreements at December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010	December 31, 2009

License agreements	$2,802	$1,779
Accumulated amortization	2,048	$1,572
	$ 754	$ 207

Amortization expense for intangible assets was $476 and $178 for the years ending December 31, 2010 and 2009, respectively.  Intangible asset amortization is projected to be approximately $512 for the year ending December 31, 2011 and $242 for the year ending December 31, 2012.

(g)           Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable.  When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  The Company did not recognize any intangible asset impairment charges in 2010.

(h)           Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents.  The Company did not have any cash equivalents at December 31, 2010 and 2009.  Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit.  Periodically, the Company evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible.

(i)           Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

(j)           Revenue Recognition

The Company records revenues when products are shipped and the amount of revenue is determinable and collection is reasonably assured.  Customers do not have a right of return.  The Company provides a three year warranty on most products.  Warranty expense was not deemed material in the two year period ended December 31, 2010.

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

(k)           Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.  The diluted share base excludes incremental shares of 1,109 and 1,479 related to stock options for December 31, 2010 and 2009, respectively.  These shares were excluded due to their antidilutive effect.

The following summarizes information related to the computation of diluted earnings per share using the treasury stock method for the year ended December 31, 2010:

Weighted average number of common shares in the determination of basic earnings per common share	6,192
Plus potential dilutive effect of unexercised options	93
Weighted average number of shares used for determining diluted earnings per common share	6,285

(l)           Treasury Stock

Treasury Stock is recorded at cost.  Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

(m)           Derivative Financial Instruments

The Company utilizes interest rate swaps at times to manage interest rate exposures.  The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur.  The Company did not hold an interest rate swap at December 31, 2010 or 2009.  The Company does not hold or issue financial instruments for trading purposes.

(n)           Significant Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s significant estimates include stock compensation and reserves related to accounts receivable, inventory and deferred tax assets.  Actual results could differ from those estimates.

Approximately 35% of the Company’s employees are covered by a three year collective bargaining agreement, which expires in February 2012.

The Company estimates that analog video headend products accounted for approximately 27% and 40% of the Company’s revenues in the years ended December 31, 2010 and 2009, respectively.  The Company estimates that digital video headend products accounted for approximately 42% and 24% of the Company’s revenues in the years ended December 31, 2010 and 2009, respectively.  Any substantial decrease in sales of analog video headend products without a related increase in digital video headend products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

(o)           Share Based Payments

The Company accounts for share based payments in accordance with ASC Topic 718 “Compensation – Stock Payments” (“ASC Topic 718”).  The statement requires companies to expense the value of employee stock options and similar awards.  Under ASC Topic 718, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest will not be reversed if the awards expire without being exercised.  Stock compensation expense under ASC Topic 718 was $90 and $151 for the years ended December 31, 2010 and 2009, respectively.

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 5.5 and 5.5 years; no dividend yield; volatility at 78% and 77%, and risk free interest rate of 2.13% and 2.49% for 2010 and 2009, respectively.

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

(q)           Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The provisions of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2010 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

 (r)           Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold.  Royalty expense is recorded as a component of selling expenses.  The Company amortizes license fees over the life of the relevant contract.

(s)           Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2010 and 2009 and cumulative translation gains and losses as of December 31, 2010 and 2009 were not material.

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 2 – Inventories

Inventories, net of reserves, are summarized as follows:
	December 31,
	2010	2009
Raw materials	$6,151	$6,726
Work in process	1,971	1,508
Finished goods	7,711	8,125
	15,833	16,359
Less current inventory	(7,672)	(8,149)
	8,161	8,210
Less reserve for slow moving and obsolete inventory	(2,068)	(2,573)
	$6,093	$5,637

The Company recorded a $620 and $540 provision for slow moving and obsolete inventory during the years ended December 31, 2010 and 2009, respectively.  In 2010 and 2009, the Company wrote off fully reserved inventories of approximately $1,125 and $1,014, respectively.

Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2010	2009
Land	$1,000	$1,000
Building	3,361	3,361
Machinery and equipment	8,992	8,843
Furniture and fixtures	408	408
Office equipment	2,109	2,094
Building improvements	1,029	1,029
	16,899	16,735
Less: Accumulated depreciation and amortization	(13,087)	(12,735)
	$3,812	$4,000

Depreciation expense amounted to approximately $352 and $412 during the years ended December 31, 2010 and 2009, respectively.

Note 4 – Debt

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank (“Sovereign Agreement”), pursuant to which the Company obtained an $8,000 credit facility from Sovereign (the “Sovereign Financing”).  The Sovereign Financing consisted of (i) a $4,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,000 term loan facility (“Term Loan”), each with a three-year term.  The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Sovereign Agreement.  The obligations of the Company under the Sovereign Agreement are secured by substantially all of the assets of the Company.

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%.  Prime was 3.25% at December 31, 2010.

On January 14, 2011, the Company entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement (the “First Amendment”) with Sovereign, to amend the Sovereign Financing.  The First Amendment (1) increased the maximum amount which may be borrowed by the Company under the Revolver to $5,000 from $4,000, (2) extended the termination date of the Sovereign Agreement from August 6, 2011 to January 15, 2013, (3) modified the definition of “Eligible Receivables” to increase the permitted concentration percentage of certain customer Receivables (as defined in the Sovereign Agreement) which are included in such calculation, and (4) modified a certain financial covenant.

  Upon termination of the Revolver, all outstanding borrowings under the Revolver are due.  The Term Loan requires equal monthly principal payments of approximately $17 each, plus interest, with the remaining balance due at maturity.  During the first quarter ended March 31, 2009, the Company made an elective $500 additional Term Loan payment.  The outstanding principal balance of the Term Loan was $3,033 at December 31, 2010.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants.  The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities, as evidenced by the First Amendment.

Long-term debt consists of the following:

	December 31,
	2010	2009
Revolving loan	$ -	$ -
Term loan	3,033	3,233
Capital Leases (Note 5)	74	60
	3,107	3,293
Less: Current portion	(235)	(228)
	$2,872	$3,065

Annual maturities of long term debt at December 31, 2010 are $235 in 2011, $215 in 2012, $2,650 in 2013, and $7 in 2014.

Note 5 – Commitments and Contingencies

Leases

The Company leases certain factory, office and automotive equipment under noncancellable operating leases and equipment under capital leases expiring at various dates through April, 2014.

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Future minimum rental payments, required for all noncancellable leases are as follows:

	Capital	Operating
2011	39	$131
2012	18	83
2013	18	18
2014	6	3
2015	-	-
Thereafter	-	-
Total future minimum lease payments	81	$235
Less: amounts representing interest	(7)
Present value of minimum lease payments	$ 74

Property, plant and equipment included capitalized leases of $2,799 at December 31, 2010 and 2009, less accumulated amortization of $2,780 and $2,755 at December 31, 2010 and 2009, respectively.

Rent expense was $193 and $233 for the years ended December 31, 2010 and 2009, respectively.

Litigation

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note 6 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral.  The Company’s contributions to this plan were $227 and $232, for the years ended December 31, 2010 and 2009, respectively.

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

The following table sets forth the change in projected benefit obligation, change in plan assets and funded status of the defined benefit pension plan:

	2010	2009
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,460	$2,650
Service cost	0	0
Interest cost	144	150
Plan participants’ contributions	0	0
Amendments	0	0
Actuarial loss (gain)	250	(37)
Business combinations	0	0

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Divestitures	0	0
Curtailments	0	0
Settlements	0	0
Special termination benefits	0	0
Benefits paid	(63)	(303)
Currency translation adjustment	0	0
Benefit obligation at end of year	$2,791	$2,460

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,163	$1,936
Actual return on plan assets	291	430
Employer contribution	200	100
Business combinations	0	0
Divestitures	0	0
Settlements	0	0
Plan participants’ contributions	0	0
Benefits paid	(63)	(303)
Administrative Expenses Paid	0	0
Currency Translation Adjustment	0	0
Fair value of plan assets at end of year	$2,591	$2,163

Funded status	$(200)	$(297)

Amounts Recognized in the Statement of Financial Position consists of:
Noncurrent assets	$ 0	$ 0
Current liabilities	$ 0	$ 0
Noncurrent liabilities	$ (200)	$ (297)
Net amount recognized	$ (200)	$ (297)

	2010	2009

Change in Accumulated Other Comprehensive Income (Loss)	-	-

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net actuarial loss (gain)	$1,256	$1,264
Prior service cost (credit)	-	-
Unrecognized net initial obligation (asset)	-	-
Total (before tax effects)	$1,256	$1,264

Accumulated benefit Obligation End of Year	$2,791	$2,460

	2010	2009
Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit of obligation	$2,791	$2,460
Accumulated benefit obligation	$2,791	$2,460
Fair value of plan assets	$2,591	$2,163

Weighted-Average Assumptions Used to Determine Benefit Obligation in Excess of Plan Assets:
Discount Rate	5.50%	6.00%
Salary Scale	N/A	N/A

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (Loss)
Net periodic cost
Service cost			$0	$0
Interest cost			144	150
Expected return on plan assets			(150)	(133)
Recognized prior service cost (credit)			0	0
Recognized actuarial (gain) loss			118	159
Recognized net initial obligation (asset)			0	0
Recognized actuarial (gain) loss due to curtailments			0	0
Recognized actuarial (gain) loss due to settlements			0	0
Recognized actuarial (gain) loss due to special termination benefits			0	0
Net periodic benefit cost			$112	$176

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net actuarial loss (gain)			$110	$(334)
Recognized actuarial loss (gain)			(118)	(159)
Prior service cost (credit)			0	0
Recognized prior service cost (credit)			0	0
Total net obligation			0	0
Total recognized in other comprehensive income (before tax effects)			$(8)	$(493)

Total recognized in net periodic benefit cost and other comprehensive income (loss) (before tax effects)			$104	$(317)

			2010	2009
Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain)/loss recognition			$125	$106
Prior service cost recognition			$0	$0
Net initial obligations/(asset) recognition			$0	$0

Weighted-Average Assumptions Used to Determine Net Periodic Cost for Fiscal Periods Ending as of December 31
Discount rate			6.00%	6.00%
Expected asset return			7.00%	7.00%
Salary Scale			N/A	N/A
Plan Assets
Asset Category	Expected Long-Term Return	Target Allocation	2010	2009
Equity securities	8.50%	55%	65%	63%
Debt securities	5.50%	45%	35%	37%
Total	7.00%	100%	100%	100%

Estimated Future Benefit Payments
Expected company contributions in the following fiscal year			$200
Expected Benefit Payments:
In the first year following the disclosure date			$121

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

In the second year following the disclosure date	$68
In the third year following the disclosure date	$138
In the fourth year following the disclosure date	$83
In the fifth year following the disclosure date	$131
In the sixth year following the disclosure date	$731

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

Note 7 - Related Party Transactions

As of December 31, 2010 and 2009, the Chief Executive Officer was indebted to the Company in the amount of $136 and $141, respectively, for which no interest has been charged.  This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at December 31, 2010 and 2009.  Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable.  Since May 2010, however, the Chief Executive Office has made elective payments to the Company to reduce the indebtedness.  Such elective payments aggregated $5.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation).  The Company received $2,331 and $1,087 in revenue from Buffalo City in 2010 and 2009, respectively.  In addition, the Company’s accounts receivable included $767 (21%) and $901 (22%) due from Buffalo City at December 31, 2010 and 2009, respectively.  The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City has continued purchasing such product from the Company.  The Company has entered into discussions with XATA Corporation to enter into a new agreement for the next generation of the product.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

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

Credit risk with respect to trade accounts receivable was concentrated with three of the Company’s customers in each of 2010 and 2009. These customers accounted for approximately 56% and 71% of the Company’s outstanding trade accounts receivable at December 31, 2010 and 2009, respectively.  The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations.  From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

The Company’s largest customer accounted for approximately 28% and 14% of the Company’s sales in each of the years ended December 31, 2010 and 2009, respectively.  This customer accounted for approximately 24% and 31% of the Company’s outstanding trade accounts receivable at December 31, 2010 and 2009, respectively.  A second customer accounted for approximately 15% and 21% of the Company’s sales in each of the years ended December 31, 2010 and 2009, respectively.  This customer accounted for approximately 11% and 18% of the Company’s outstanding trade accounts receivable at December 31, 2010 and 2009, respectively.  A third customer accounted for 11% of the Company’s sales in the year ended December 31, 2009.  The Company had sales outside the United States of approximately 2% and 1% in each of years ended December 31, 2010 and 2009, respectively.

Note 9 – Stock Repurchase Program

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”).  The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit.  On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”).  As of December 31, 2010, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program.  The Company intends to continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program.  During 2010 and 2009, the Company did not purchase any of its Common Stock under the 2002 Program or 2007 Program.

Note 10 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2010 and 2009, there were no outstanding preferred shares.

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

In May, 1998, the stockholders of the Company approved the Amended and Restated 1996 Director Option Plan (the “Amended 1996 Plan”).  Under the Amended 1996 Plan, Directors who were not then currently employed by the Company or any subsidiary of the Company and had not been so employed within the preceding six months were eligible to receive options from time to time to purchase the number of shares of Common Stock determined by the Board in its discretion; provided, however, that no Director was permitted to receive options to purchase more than 5 shares of Common Stock in any one calendar year.  The exercise price for such shares was the fair market value thereof on the date of grant, and the options vested as determined in each case by the Board of Directors.  Options granted under the Amended 1996 Plan must be exercised within 10 years from the date of grant.  A maximum of 200 shares of Common Stock are subject to issuance under the Amended 1996 Plan, as amended.  The plan is administered by the Board of Directors.  The Amended 1996 Plan expired by its terms on January 2, 2006.

In May 2005, the stockholders of the Company approved the 2005 Employee Equity Incentive Plan (the “Employee Plan”), which initially authorized the Compensation Committee of the Board of Directors (the “Committee”) to grant a maximum of 500 shares of equity based and other performance based awards to executive officers and other key employees of the Company.  In May 2007, the stockholders of the Company approved an amendment to the Employee Plan to increase the maximum number of equity based and other performance awards to 1,100.  In May 2010, the stockholders of the Company approved an amendment to the Employee Plan to increase the maximum number of equity based and other performance awards to 1,600.  The Committee determines the recipients and the terms of the awards granted under the Employee Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.

In May 2005, the stockholders of the Company approved the 2005 Director Equity Incentive Plan (the “Director Plan”).  The Director Plan authorizes the Board of Directors (the “Board”) to grant a maximum of 200 shares of equity based and other performance based awards to non employee directors of the Company.   In May 2010, the stockholders of the Company approved an amendment to the Director Plan to increase the maximum number of equity based and other performance awards to 400.  The Board determines the recipients and the terms of the awards granted under the Director Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.

The following tables summarize information about stock options outstanding for the years ended December 31, 2010 and 2009:

	1994 Plan (#)	Weighted- Average Exercise Price ($)	1995 Plan (#)	Weighted-Average Exercise Price ($)	1996 Plan (#)	Weighted-Average Exercise Price ($)	2005 Employee Plan (#)	Weighted-Average Exercise Price ($)	2005 Director Plan (#)	Weighted-Average Exercise Price ($)
Shares under option:
Options outstanding at January 1, 2009	14	2.88	595	4.19	128	3.89	923	1.86	154	1.59
Granted	-	-	-	-	-	-	-	-	43	1.01
Exercised	-	-	-	-	-	-	-	-	-	-
Forfeited	-	-	(33)	6.30	(8)	6.53	(6)	2.64	-	-
Options outstanding at December 31, 2009	14	2.88	562	4.07	120	3.72	917	1.87	197	1.47
Granted	-	-	-	-	-	-	-	-	50	1.33
Exercised	-	-	-	-	-	-	-	-	-	-
Forfeited	(7)	2.88	(154)	5.86	(20)	7.03	(107)	2.01	-	-
Options outstanding at December 31, 2010	7	2.88	408	3.39	100	3.06	810	1.86	247	1.44
Options exercisable at December 31, 2010	7	2.88	408	3.39	100	3.06	755	1.94	197	1.47
Weighted-average fair value of options granted during: 2009 2010	- -		- -		- -		- -		$0.67 $0.88

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Total options available for grant were 937 and 192 at December 31, 2010 and December 31, 2009, respectively.

	Options Outstanding			Options Exercisable

Range of Exercise Prices ($)	Number of Options Outstanding at 12/31/10	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price ($)	Number Exercisable at 12/31/10	Weighted-Average Exercise Price ($)

1994 Plan: 2.88	7	0.1	2.88	7	2.88

1995 Plan: 2.88 to 3.84	408	1.5	3.39	408	3.39

1996 Plan: 2.05 to 3.85	100	2.0	3.06	100	3.06

2005 Employee Plan: 0.76 to 3.84	810	5.6	1.86	755	1.94

2005 Director Plan: 0.76 to 1.98	247	6.8	1.44	197	1.47

The exercisable options under each of the Plans at December 31, 2010 had an intrinsic value of $0.

Note 12 - Income Taxes

The following summarizes the provision (benefit) for income taxes:

	2010	2009
Current: Federal	$149	$--
State and local	45	--
Tax benefit for utilization of fully reserved net operating losses	(194)	--
	--	--
Deferred:
Federal	779	128
State and local	138	276
	917	404
Valuation allowance	(917)	(329)
Provision (benefit) for income taxes	$-	$75

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

	2010	2009
Provision (benefit) for Federal income taxes at the statutory rate	$607	$51
State and local income taxes, net of Federal benefit	110	9
Permanent differences:
Stock compensation	36	61
Other	27	27
Net operating loss true up	137	10
State rate adjustment	-	246
Change in valuation allowance	(917)	(329)
Provision (benefit) for income taxes	$-	$75

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets: Allowance for doubtful accounts	57	$66
Inventories	1,138	1,357
Goodwill	838	1,225
Net operating loss carry forward	5,010	5,340
Total deferred tax assets	7,043	7,988
Deferred tax liabilities:
Depreciation	(68)	(96)
Total deferred tax liabilities	(68)	(96)
	6,975	7,892
Valuation allowance	(4,694)	(5,611)
Net	$2,281	$2,281

The Company has recorded $383 and $1,898 of short term and long term deferred tax assets, respectively, as of December 31, 2010 and 2009, since it projects recovering these benefits over the next three to five years.  The Company also considered various tax strategies in arriving at the carrying amount of deferred tax assets.  A valuation allowance has been recorded against the balance of the long-term deferred tax benefits since management does not believe the realization of these benefits is more likely than not.  As of December 31, 2010, the Company had federal net operating loss carry forwards and state net operating loss carry forwards of approximately $13,618 and $9,271, which will begin to expire in the year 2022 and 2011, respectively.  The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2007.

Note 13 – Discontinued Operations (Subscribers and passings in whole numbers)

The accompanying financial statements for all periods presented have been presented to reflect the accounting of discontinued operations for the disposal of certain subsidiaries during the years ended December 31, 2010 and 2009.

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

The Company classifies the disposal of a subsidiary in discontinued operations when the operations and cash flows of the subsidiary have been eliminated from ongoing operations and when the Company will not have any significant continuing involvement in the operation of the subsidiary after disposal.  For purposes of reporting the operations of the subsidiary meeting the criteria of discontinued operations, the Company reports net revenue, gross profit and related selling, general and administrative expenses that are specifically identifiable to the subsidiary as discontinued operations.

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

In addition, in connection with the divestiture transaction, on December 15, 2006, the Company entered into a Purchase and Supply Agreement with DirecPath, LLC, a wholly-owned subsidiary of DirecPath ("DPLLC"), pursuant to which DPLLC is contractually obligated to purchase $1,630 of products from the Company, subject to certain adjustments, over a period of three (3) years.  To date, DPLLC has purchased $632 of equipment from the Company under the Purchase Agreement.  Due to changes in system delivery technology used by DPLLC, DPLLC has not required products sold by the Company.  The Company and DPLLC are involved in ongoing discussions regarding the purchase of additional equipment by DPLLC to satisfy DPLLC’s remaining purchase obligation under the Purchase Agreement.

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

Based on this decision, the Company recognized net loss on disposal of approximately $290 in 2008 related to the Hybrid fixed assets, which includes the ROE Agreements and the equipment necessary to operate the Systems, substantially all of which is installed at the applicable property locations.

BLONDER TONGUE LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

As a result of the above, the Company reflected the disposal of Hybrid as a discontinued operation. Components of the net income from discontinued operations for the year ended December 31, 2009 are as follows:

Net Sales	$ 98
Cost of goods sold	81
Gross profit	17

General and administrative	1
Other income	30

Net earnings	$ 46

 BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended December 31, 2010 and 2009
(Dollars in thousands)

Column A	Column B	Column C Additions		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
Year ended December 31, 2010:	$164	$15	-	$(36)	$143
Year ended December 31, 2009:	$304	$38	-	$(178)	$164

Deferred Tax Asset Valuation Allowance
Year ended December 31, 2010:	$5,611	-	-	$(917)	$4,694
Year ended December 31, 2009:	$5,940	-	-	$(329)	$5,611

Inventory Reserve
Year ended December 31, 2010:	$2,573	$620	-	$(1,125)(1)	$2,068
Year ended December 31, 2009:	$3,047	$540	-	$(1,014)(1)	$2,573

 (1)           Disposal of fully reserved inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date:  March 21, 2011                                                      By:    /s/ James A. Luksch
James A. Luksch
Chief Executive Officer

    By:  /s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James A. Luksch James A. Luksch	Director and Chief Executive Officer (Principal Executive Officer)	March 21, 2011
/s/ Eric Skolnik Eric Skolnik	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2011
/s/ Robert J. Pallé, Jr. Robert J. Pallé, Jr.	Director, President, Chief Operating Officer and Secretary	March 21, 2011
/s/ Anthony Bruno Anthony Bruno	Director	March 21, 2011
/s/ James F. Williams James F. Williams	Director	March 21, 2011
/s/ Robert B. Mayer Robert B. Mayer	Director	March 21, 2011
/s/ Gary P. Scharmett Gary P. Scharmett	Director	March 21, 2011
/s/ Steven L. Shea Steven L. Shea	Director	March 21, 2011