Form 10-Q
period 2011-03-31
BLONDER TONGUE LABORATORIES INC
filed 2011-05-09
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.
Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Yes           No   X

Number of shares of common stock, par value $.001, outstanding as of May 6, 2011: 6,208,889
The Exhibit Index appears on page 14.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(unaudited)
	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash	$1,495	$1,717
Accounts receivable, net of allowance for doubtful accounts of $143	3,140	3,677
Inventories	8,018	7,672
Prepaid and other current assets	768	429
Deferred income taxes	383	383
Total current assets	13,804	13,878
Inventories, net non-current	6,398	6,093
Property, plant and equipment, net of accumulated depreciation and amortization	3,774	3,812
License agreements, net	754	754
Other assets, net	191	177
Deferred income taxes	1,898	1,898
	$26,819	$26,612
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$228	$235
Accounts payable	935	593
Accrued compensation	689	498
Accrued benefit liability	200	200
Income taxes payable	49	49
Other accrued expenses	133	122
Total current liabilities	2,234	1,697

Long-term debt	2,818	2,872
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,448	25,429
Retained earnings	4,880	5,196
Accumulated other comprehensive loss	(1,256)	(1,256)
Treasury stock, at cost, 2,255 and 2,266 shares respectively	(7,313)	(7,334)
Total stockholders’ equity	21,767	22,043
	$26,819	$26,612
See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2011	2010

Net sales	$5,998	$5,594
Cost of goods sold	3,841	3,079
Gross profit	2,157	2,515
Operating expenses:
Selling	667	874
General and administrative	1,098	1,159
Research and development	664	643
	2,429	2,676
Loss from operations	(272)	(161)
Other expense - interest expense (net)	(44)	(44)
Loss before income taxes	(316)	(205)
Provision (benefit) for income taxes	-	-
Net loss	$(316)	$(205)
Basic and diluted net loss per share	$(0.05)	$(0.03)
Basic and diluted weighted average shares outstanding	6,205	6,191

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Month Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(316)	$(205)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock compensation expense	19	24
Depreciation	86	89
Amortization	156	81
Allowance for doubtful accounts	-	15
Provision for inventory reserves	106	165
Changes in operating assets and liabilities:
Accounts receivable	537	(93)
Inventories	(757)	(1,534)
Prepaid and other current assets	(339)	(228)
Other assets	(14)	16
Accounts payable, accrued compensation and other accrued expenses	544	464
Net cash provided by (used in) operating activities	22	(1,206)
Cash Flows From Investing Activities:
Capital expenditures	(48)	(11)
Acquisition of licenses	(156)	(96)
Net cash used in investing activities	(204)	(107)
Cash Flows From Financing Activities:
Borrowings of debt	-	6,965
Repayments of debt	(61)	(5,602)
Proceeds from exercise of stock options	21	1
Net cash provided by (used in) financing activities	(40)	1,364
Net increase (decrease) in cash	(222)	51
Cash, beginning of period	1,717	14
Cash, end of period	$1,495	$65
Supplemental Cash Flow Information:
Cash paid for interest	$45	$50
Cash paid for income taxes	-	-

See accompanying notes to consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Note 1 - Company and Basis of Presentation

Blonder Tongue Laboratories, Inc. (the “Company”) is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport, and broadband product solutions to the cable markets the Company serves, including the multi-dwelling unit market, the lodging/hospitality market and the institutional market including, hospitals, prisons and schools, primarily throughout the United States.  The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and subsidiaries.  Significant intercompany accounts and transactions have been eliminated in consolidation.

The results for the first quarter of 2011 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at March 31, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2010.

Note 2- Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with accounting standards which provide for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.  The diluted share base excludes incremental shares of 435 and 1,479 related to stock options for the three month period ended March 31, 2011 and 2010, respectively.  These shares were excluded due to their antidilutive effect.

Note 3 – New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force .  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The provisions of ASU 2010-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of March 31, 2011 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2011 or 2010, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Note 4 – Inventories

Inventories net of reserves are summarized as follows:
	(unaudited) March 31, 2011	Dec. 31, 2010
Raw Materials	$6,362	$6,151
Work in process	1,284	1,971
Finished Goods	8,784	7,711
	16,430	15,833
Less current inventory	(8,018)	(7,672)
	8,412	8,161
Less Reserve primarily for excess inventory	(2,014)	(2,068)
	$6,398	$6,093

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

Approximately 50% of the non-current inventories were comprised of finished goods at both March 31, 2011 and December 31, 2010, respectively.  The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands.  In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 5 – Debt

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank (“Sovereign Agreement”), pursuant to which the Company obtained an $8,000 credit facility from Sovereign (the “Sovereign Financing”).  The Sovereign Financing originally consisted of (i) a $4,000 asset based revolving credit facility (“Revolver”) and (ii) a $4,000 term loan facility (“Term Loan”), each with a three-year term.  On January 14, 2011, the Company and Sovereign entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement (the “First Amendment”) amending the Sovereign Agreement.  The First Amendment (1) increased the maximum amount which may be borrowed by the Company under the Revolver to $5,000 from $4,000, (2) extended the termination date of the Sovereign Agreement from August 6, 2011 to January 15, 2013, (3) modified the definition of “Eligible Receivables” to increase the permitted concentration percentage of certain customer Receivables (as defined in the Sovereign Agreement) which are included in such calculation, and (4) modified a certain financial covenant.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%.  Prime was 3.25% on March 31, 2011.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due.  As of March 31, 2011, the Company had no outstanding balance under the Revolver. The Term Loan requires equal monthly principal payments of approximately $17 each, plus interest, with the remaining balance due at maturity.  As of March 31, 2011, the outstanding balance under the Tem Loan was $2,983.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants.  The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 6 – Related Party Transactions

As of March 31, 2011 and December 31, 2010, the Chief Executive Officer was indebted to the Company in the amount of $135 and $136, respectively, for which no interest has been charged.  This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at March 31, 2011 and December 31, 2010.  Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable.  Since May 2010, however, the Chief Executive Officer has made elective payments to the Company to reduce the indebtedness.  Such elective payments aggregated $1 for the three months ended March 31, 2011.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation).  The Company received $622 and $213 in revenue from Buffalo City in the three months ended March 31, 2011 and 2010, respectively.  In addition, the Company’s accounts receivable included $724 (22%) and $767 (21%) due from Buffalo City at March 31, 2011 and December 31, 2010, respectively.  The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City has continued purchasing such product from the Company.  It is anticipated that product sales by the Company to Buffalo City will conclude during the third quarter of 2011.  The Company has entered into a new agreement directly with XATA Corporation for the next generation of the product.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the filing of its condensed consolidated financial statements with the SEC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The words “believe”, “expect”, “anticipate”, “project” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

In the first quarter of 2010, as a result of the Company’s reduced sales levels in 2009, the Company reduced its head count and reduced its outside consultant fees.  The Company anticipates that these reductions will result in approximately $1.1 million of annualized operating expense savings.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc., a supplier of Free-to-Guest digital and HD television to the hospitality market.  These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema.  In September 2010, the parties agreed to extend the exclusivity arrangement through the end of 2011.  In connection with this extension, World Cinema committed to purchase approximately $2.0 million of EQAM-400 through the third quarter of 2011, of which $828,000 was purchased during the first quarter of 2011. Future purchase commitments by World Cinema would allow them to extend this exclusivity arrangement.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products.  In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City is producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation).  The Company received approximately $622,000 and $213,000 in revenue from Buffalo City in the three months ended March 31, 2011 and 2010, respectively.  In addition, the Company’s accounts receivable included $724,000 (22%) and $767,000 (21%) due from Buffalo City at March 31, 2011 and December 31, 2010, respectively.  The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City has continued purchasing such product from the Company.  It is anticipated that product sales by the Company to Buffalo City will conclude during the third quarter of 2011.  The Company has entered into a new agreement directly with XATA Corporation for the next generation of the product.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

Results of Operations

First three months of 2011 Compared with first three months of 2010

Net Sales.  Net sales increased $404,000, or 7.2%, to $5,998,000 in the first three months of 2011 from $5,594,000 in the first three months of 2010.  The increase is primarily attributed to an increase in sales of digital video headend products and contract manufactured product offset by a decrease in sales of analog video headend products and products across most of the Company’s other product lines resulting from the continuing shift from analog to digital products.  Sales of digital video headend products were $2,137,000 and $1,742,000, contract manufactured products were $624,000 and $213,000 and analog video headend products were $1,626,000 and $1,945,000 in the first three months of 2011 and 2010, respectively.  As described above, the Company has experienced and expects to continue to see a shift in product mix from analog products to digital products.

Cost of Goods Sold. Cost of goods sold increased to $3,841,000 for the first three months of 2011 from $3,079,000 for the first three months of 2010 and increased as a percentage of sales to 64.0% from 55.0%.   The increase was primarily due to an increase in sales of lower margin products.  The increase as a percentage of sales was primarily attributed to a less favorable product mix.  The Company expects cost of goods sold as a percentage of sales to slightly decrease in the remaining quarters of 2011.

Selling Expenses.  Selling expenses decreased to $667,000 for the first three months of 2011 from $874,000 in the first three months of 2010, and decreased as a percentage of sales to 11.1% for the first three months of 2011 from 15.6% in the first three months of 2010.  The $207,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $191,000 due to reduced headcount.  The percentage decrease was the result of the aforementioned headcount reduction along with increased net sales.

General and Administrative Expenses.  General and administrative expenses decreased to $1,098,000 for the first three months of 2011 from $1,159,000 for the first three months of 2010, and decreased as a percentage of sales to 18.3% for the first three months of 2011 from 20.7% for the first three months of 2010.  The $61,000 decrease was primarily the result of a decrease in professional fees of $40,000. The percentage decrease was primarily the result of increased net sales.

Research and Development Expenses.  Research and development expenses increased to $664,000 in the first three months of 2011 from $643,000 in the first three months of 2010 but decreased as a percentage of sales to 11.1% for the first three months of 2011 from 11.5% for the first three months of 2010. This $21,000 increase is primarily the result of an increase in amortization of license fees of $75,000  This increase was part of the Company’s continuing strategy, which began in 2010, to increase its research and development capabilities, particularly with regard to new digital products.  The percentage decrease was primarily the result of increased net sales.

Operating Income (Loss).  Operating loss of $(272,000) for the first three months of 2011 represents an increase from the operating loss of $(161,000) for the first three months of 2010.  Operating loss as a percentage of sales was (4.5%) in the first three months of 2011 compared to (2.9%) in the first three months of 2010.

Other Expense.  Interest expense decreased to $45,000 in the first three months of 2011 from $50,000 in the first three months of 2010.  The decrease is the result of lower average borrowing.

Income Taxes.  The current provision for income taxes for the first three months of 2011 and 2010 was zero.  A valuation allowance was recorded for the benefit of the 2010 tax loss and the 2011 impact was not material.

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010, the Company’s working capital was $11,570,000 and $12,181,000, respectively.  The decrease in working capital is primarily due to a decrease in accounts receivable of $537,000 and an increase in accounts payable of $342,000 due to the normal buildup of inventory in the first quarter.

The Company’s net cash provided by operating activities for the three month period ended March 31, 2011 was $22,000, compared to net cash used in operating activities of $1,206,000 for the three month period ended March 31, 2010, primarily due to an increase in inventories of $757,000, as well as the working capital changes mentioned above.

Cash used in investing activities for the three month period ended March 31, 2011 was $204,000, which was primarily attributable to an increase in license fees of $156,000.

Cash used in financing activities was $40,000 for the first three months of 2011, which was primarily comprised of repayment of debt of $61,000.

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank (“Sovereign Agreement”), pursuant to which the Company obtained an $8,000,000 credit facility from Sovereign (the “Sovereign Financing”).  The Sovereign Financing originally consisted of (i) a $4,000,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,000,000 term loan facility (“Term Loan”), each with a three-year term.  On January 14, 2011, the Company and Sovereign entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement (the “First Amendment”) amending the Sovereign Agreement.  The First Amendment (1) increased the maximum amount which may be borrowed by the Company under the Revolver to $5,000,000 from $4,000,000, (2) extended the termination date of the Sovereign Agreement from August 6, 2011 to January 15, 2013, (3) modified the definition of “Eligible Receivables” to increase the permitted concentration percentage of certain customer Receivables (as defined in the Sovereign Agreement) which are included in such calculation, and (4) modified a certain financial covenant.

The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Sovereign Agreement.  The obligations of the Company under the Sovereign Agreement are secured by substantially all of the assets of the Company.

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00% .  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%.  Prime was 3.25% at March 31, 2011.

 Upon termination of the Revolver, all outstanding borrowings under the Revolver are due.  The Term Loan requires equal monthly principal payments of approximately $17,000 each, plus interest, with the remaining balance due at maturity.  As of March 31, 2011, the outstanding balance under the Tem Loan was $2,983.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants.  The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available pursuant to the Sovereign Financing.  As of March 31, 2011, the Company had zero outstanding under the Revolver with $4,708,000 remaining available for borrowing thereunder.  The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of the interest and principal on the Company’s Revolver and Term Loan, both of which expire on January 15, 2013.  The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity.   The Company considers opportunities to refinance its existing indebtedness based on market conditions.  Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by January 15, 2013, there can be no assurances that it will do so.  Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all.  Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.  The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $117,000 in the year ended December 31, 2010 and were $48,000 in the three months ended March 31, 2011.  The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2011.

During the quarter ended March 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

As of March 31, 2011, the Company’s Chief Executive Officer was indebted to the Company in the amount of $135,000, for which no interest has been charged.  This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002.  Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States

Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable.  Since May 2010, however, the Chief Executive Office has made elective payments to the Company to reduce the indebtedness.  Such elective payments aggregated $5,000 as of March 31, 2011.

ITEM 6.  EXHIBITS

Exhibits The exhibits are listed in the Exhibit Index appearing at page 14 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date:  May 9, 2011                                                                By:  /s/  James A. Luksch
James A. Luksch
Chief Executive Officer

By:  /s/  Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended	Incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K/A originally filed May 9, 2008.
10.1	Deferred Compensation Plan for James A. Luksch, effective as of January 1, 2011, as amended and restated on February 4, 2011.	Incorporated by reference from Exhibit 10.23 to Annual Report on Form 10-K originally filed March 21, 2011.
10.2	First Amendment to Revolving Credit, Term Loan and Security Agreement, dated January 14, 2011, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 14, 2011, filed January 20, 2011.
31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.