Form 10-Q
period 2011-06-30
BLONDER TONGUE LABORATORIES INC
filed 2011-08-09
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No   ☒

Number of shares of common stock, par value $.001, outstanding as of August 9, 2011: 6,212,223

The Exhibit Index appears on page 15.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash	$1,464	$1,717
Accounts receivable, net of allowance for doubtful accounts of $143	3,921	3,677
Inventories	7,991	7,672
Prepaid and other current assets	635	429
Deferred income taxes	383	383
Total current assets	14,394	13,878
Inventories, net non-current	5,931	6,093
Property, plant and equipment, net of accumulated depreciation and amortization	3,996	3,812
License agreements, net	856	754
Other assets, net	219	177
Deferred income taxes	1,898	1,898
	$27,294	$26,612
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$263	$235
Accounts payable	1,021	593
Accrued compensation	805	498
Accrued benefit liability	200	200
Income taxes payable	49	49
Other accrued expenses	55	122
Total current liabilities	2,393	1,697

Long-term debt	2,953	2,872
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,522	25,429
Retained earnings	4,985	5,196
Accumulated other comprehensive loss	(1,256)	(1,256)
Treasury stock, at cost, 2,255 and 2,266 shares respectively	(7,311)	(7,334)
Total stockholders’ equity	21,948	22,043
	$27,294	$26,612

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$7,206	$8,266	$13,204	$13,860
Cost of goods sold	4,612	4,715	8,453	7,794
Gross profit	2,594	3,551	4,751	6,066
Operating expenses:
Selling	593	911	1,260	1,785
General and administrative	1,168	1,099	2,266	2,258
Research and development	675	590	1,339	1,233
	2,436	2,600	4,865	5,276
Earnings (loss) from operations	158	951	(114)	790
Other Expense: Interest expense (net)	(53)	(50)	(97)	(94)
Earnings (loss) before income taxes	105	901	(211)	696
Provision (benefit) for income taxes	-	-	-	-
Net earnings (loss)	$105	$901	$(211)	$696
Basic and diluted net earnings (loss) per share	$0.02	$0.15	$(0.03)	$0.11
Basic and diluted weighted average shares outstanding	6,211	6,191	6,208	6,191

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net earnings (loss)	$(211)	$696
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Stock compensation expense	93	42
Depreciation	180	177
Amortization	330	174
Allowance for doubtful accounts	-	15
Provision for inventory reserves	144	312
Changes in operating assets and liabilities:
Accounts receivable	(244)	(1,656)
Inventories	(301)	(1,404)
Prepaid and other current assets	(206)	(288)
Other assets	(42)	27
Accounts payable, accrued compensation and other accrued expenses	668	1,117
Net cash provided by (used in) operating activities	411	(788)
Cash Flows From Investing Activities:
Capital expenditures	(364)	(29)
Acquisition of licenses	(432)	(157)
Net cash used in investing activities	(796)	(186)
Cash Flows From Financing Activities:
Borrowings of debt	231	13,346
Repayments of debt	(122)	(12,317)
Proceeds from exercise of stock options	23	1
Net cash provided by financing activities	132	1,030
Net increase (decrease) in cash	(253)	56
Cash, beginning of period	1,717	14
Cash, end of period	$1,464	$70
Supplemental Cash Flow Information:
Cash paid for interest	$100	$100
Cash paid for income taxes	-	-

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

The results for the second quarter of 2011 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at June 30, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2010.

Note 2- Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with accounting standards which provide for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.  The effect of dilution on the three month period ended June 30, 2011 was not material. The diluted share base excludes incremental shares of 450 and 1,360 related to stock options for the three and six month periods ended June 30, 2011 and 2010, respectively.  These shares were excluded due to their antidilutive effect.

Note 3 – New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of June 30, 2011 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2011 or 2010, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 4 – Inventories

Inventories net of reserves are summarized as follows:
	(unaudited)
	June 30, 2011	Dec. 31, 2010
Raw Materials	$6,414	$6,151
Work in process	1,718	1,971
Finished Goods	7,775	7,711
	15,907	15,833
Less current inventory	(7,991)	(7,672)
	7,916	8,161
Less Reserve primarily for excess inventory	(1,985)	(2,068)
	$5,931	$6,093

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

Approximately 46% and 50% of the non-current inventories were comprised of finished goods at June 30, 2011 and December 31, 2010, respectively.  The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands.  In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 5 – Debt

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank (“Sovereign Agreement”), pursuant to which the Company obtained an $8,000 credit facility from Sovereign (the “Sovereign Financing”).  The Sovereign Financing originally consisted of (i) a $4,000 asset based revolving credit facility (“Revolver”) and (ii) a $4,000 term loan facility (“Term Loan”), each with a three year term.  On January 14, 2011, the Company and Sovereign entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement (the “First Amendment”) amending the Sovereign Agreement.  The First Amendment (1) increased the maximum amount which may be borrowed by the Company under the Revolver to $5,000 from $4,000, (2) extended the termination date of the Sovereign Agreement from August 6, 2011 to January 15, 2013, (3) modified the definition of “Eligible Receivables” to increase the permitted concentration percentage of certain customer Receivables (as defined in the Sovereign Agreement) which are included in such calculation, and (4) modified a certain financial covenant.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%.  Prime was 3.25% on June 30, 2011.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due.  As of June 30, 2011, the Company had no outstanding balance under the Revolver. The Term Loan requires equal monthly principal payments of approximately $17 each, plus interest, with the remaining balance due at maturity.  As of June 30, 2011, the outstanding balance under the Term Loan was $2,933.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants.  The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 6 – Related Party Transactions

As of June 30, 2011 and December 31, 2010, the Chief Executive Officer was indebted to the Company in the amount of $133 and $136, respectively, for which no interest has been charged.  This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at June 30, 2011 and December 31, 2010.  Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable.  Since May 2010, however, the Chief Executive Officer has made elective payments to the Company to reduce the indebtedness.  Such elective payments aggregated $3 for the six months ended June 30, 2011.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation).  The Company received $936 and $584 in revenue from Buffalo City in the three months ended June 30, 2011 and 2010, respectively and $1,557 and $797 in the six months ended June 30, 2011 and 2010, respectively.  In addition, the Company’s accounts receivable included $998 (25%) and $767 (21%) due from Buffalo City at June 30, 2011 and December 31, 2010, respectively.  The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions.  In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation, which sets forth the terms and conditions of purchases by XATA of the next generation of the product.  The XATA agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company.  Buffalo City has been approved by the Company to act as such an approved third party lender to XATA.  As such, the Company is presently permitting Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit that is presently set at $1,000, the terms for payment of which are presently net 110 days after shipment.  Under the terms of the XATA contract, the obligations of Buffalo City are guaranteed by XATA.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the filing of its condensed consolidated financial statements with the SEC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

Today the Company is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport and broadband product solutions for a broad range of applications.  The markets served include cable televisions systems, multi-dwelling unit communities, the lodging/hospitality market, and institutional systems including hospitals, prisons and schools.  The technology requirements of these markets change rapidly and the Company’s research and development team is continually delivering high performance-lower cost solutions to meet customers’ needs.

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

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc., a supplier of Free-to-Guest digital and HD television to the hospitality market.  These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema.  In September 2010, the parties agreed to extend the exclusivity arrangement through the end of 2011.  In connection with this extension, World Cinema committed to purchase approximately $2.0 million of EQAM-400 through the third quarter of 2011, of which $522,000 and $1,000,000 was purchased during the second three months and six months ended June 30, 2011, respectively.  Future purchase commitments by World Cinema would allow them to extend this exclusivity arrangement.

The Company has an on-going initiative to reduce costs, while maintaining a competitive position and time-to-market advantage by manufacturing products both at the Company’s facility in New Jersey as well as in the People’s Republic of China (“PRC”).  The Company has a manufacturing agreement with a key contract manufacturer in the PRC the terms of which govern the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company.  Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC.  The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at its New Jersey facility.  The Company may transition additional products to the PRC if determined by the Company to be advantageous based upon changing business and market conditions.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products.  In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation).  The Company received $936,000 and $584,000 in revenue from Buffalo City in the three months ended June 30, 2011 and 2010, respectively, and $1,557,000 and $797,000 in the six months ended June 30, 2011 and 2010, respectively.  In addition, the Company’s accounts receivable included $998,000 (25%) and $767,000 (21%) due from Buffalo City at June 30, 2011 and December 31, 2010, respectively.  The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions.  In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation, which sets forth the terms and conditions of purchases by XATA of the next generation of the product.  The XATA agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company.  Buffalo City has been approved by the Company to act as such an approved third party lender to XATA.  As such, the Company is presently permitting Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit that is presently set at $1,000,000, the terms for payment of which are presently net 110 days after shipment.  Under the terms of the XATA contract, the obligations of Buffalo City are guaranteed by XATA.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

Results of Operations

Second three months of 2011 Compared with second three months of 2010

Net Sales.  Net sales decreased $1,060,000, or 12.8%, to $7,206,000 in the second three months of 2011 from $8,266,000 in the second three months of 2010.  The decrease is primarily attributed to an overall decrease in sales of digital video headend products, specifically the EdgeQAM product.  Sales of digital video headend products were $2,467,000 and $3,876,000, and sales of EdgeQAM were $522,000 and $2,228,000 in the second three months of 2011 and 2010, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $4,612,000 for the second three months of 2011 from $4,715,000 for the second three months of 2010 but increased as a percentage of sales to 64.0% from 57.0%.   The decrease was primarily due to reduced sales.  The increase as a percentage of sales was primarily attributed to a less favorable product mix.  The Company expects cost of goods sold as a percentage of sales to slightly decrease in the remaining quarters of 2011 due to the expected sales levels of higher margin products.

Selling Expenses.  Selling expenses decreased to $593,000 for the second three months of 2011 from $911,000 in the second three months of 2010, and deceased as a percentage of sales to 8.2% for the second three months of 2011 from 11.0% in the second three months of 2010.  The $318,000 decrease and the percentage of change decrease was primarily the result of a decrease in royalty expense of $199,000 due to re-engineering certain products.

General and Administrative Expenses.  General and administrative expenses increased to $1,168,000 for the second three months of 2011 from $1,099,000 for the second three months of 2010, and increased as a percentage of sales to 16.2% for the second three months of 2011 from 13.3% for the second three months of 2010.  The $69,000 increase was primarily the result of an increase in miscellaneous taxes of $98,000 offset by a decrease in professional fess of $36,000.  The percentage increase was primarily the result of reduced net sales.

Research and Development Expenses.  Research and development expenses increased to $675,000 in the second three months of 2011 from $590,000 in the second three months of 2010 and increased as a percentage of sales to 9.4% for the second three months of 2011 from 7.1% for the second three months of 2010. This $85,000 increase is primarily the result of an increase in amortization of license fees of $81,000.  This increase was part of the Company’s continuing strategy, which began in 2010, to increase its research and development capabilities, particularly with regard to new digital products.  The percentage increase was primarily the result of reduced net sales.

Operating Income (Loss).  Operating income of $158,000 for the second three months of 2011 represents a reduction from the $951,000 for the second three months of 2010.  Operating income as a percentage of sales was 2.2% in the second three months of 2011 compared to 11.5% in the second three months of 2010.

Other Expense.  Interest expense increased to $53,000 in the second three months of 2011 from $50,000 in the second three months of 2010.  The increase is the result of higher average borrowing.

Income Taxes. The current provision for income taxes for the second three months of 2011 and 2010 was zero.  A valuation allowance was recorded for the benefit of the 2010 tax loss and the 2011 impact was not material.

First six months of 2011 Compared with first six months of 2010

Net Sales.  Net sales decreased $656,000, or 4.7%, to $13,204,000 in the first six months of 2011 from $13,860,000 in the first six months of 2010.  The decrease is primarily attributed to an overall decrease in sales of digital video headend products, specifically the EdgeQAM product offset by an increase in sales of a contract manufactured product.  Sales of digital video headend products were $4,604,000 and $5,618,000, sales of EdgQAM were $1,000,000 and $3,036,000 and sales of the contract manufactured product were $1,563,000 and $797,000 in the first six months of 2011 and 2010, respectively.

Cost of Goods Sold. Cost of goods sold increased to $8,453,000 for the first six months of 2011 from $7,794,000 for the first six months of 2010 and increased as a percentage of sales to 64.0% from 56.0%.   The increase and percentage increase were primarily due to a less favorable product mix. The Company expects cost of goods sold as a percentage of sales to slightly decrease in the remaining quarters of 2011 due to the expected sales levels of higher margin products.

Selling Expenses.  Selling expenses decreased to $1,260,000 for the first six months of 2011 from $1,785,000 in the first six months of 2010, and decreased as a percentage of sales to 9.5% for the first six months of 2011 from 12.9% in the first nine months of 2010.  The $525,000 decrease and percentage decrease were primarily the result of a decrease in salaries and fringe benefits of $253,000 due to reduced headcount and a decrease in royalty expense of $199,000 due to re-engineering certain products.

General and Administrative Expenses.  General and administrative expenses increased to $2,266,000 for the first six months of 2011 from $2,258,000 for the first six months of 2010, and increased as a percentage of sales to 17.2% for the first six months of 2011 from 16.3% for the first six months of 2010.  The $8,000 increase was primarily the result of an increase in miscellaneous taxes of $98,000 offset by a decrease in professional fess of $76,000.  The percentage increase was primarily the result of reduced net sales.

Research and Development Expenses.  Research and development expenses increased to $1,339,000 in the first six months of 2011 from $1,233,000 in the first six months of 2010 and increased as a percentage of sales to 10.1% for the first six months of 2011 from 8.9% for the first six months of 2010. This $106,000 increase is primarily the result of an increase in amortization of license fees of $156,000.  This increase was part of the Company’s continuing strategy, which began in 2010, to increase its research and development capabilities, particularly with regard to new digital products.  The percentage increase was primarily the result of reduced net sales.

Operating Income (Loss).  Operating loss of $(114,000) for the first six months of 2011 represents a decrease from the operating income of $790,000 for the first six months of 2010.  Operating loss as a percentage of sales was (0.9%) in the first six months of 2011 compared to operating income of 5.7% in the first six months of 2010.

Other Expense.  Interest expense increased to $97,000 in the first six months of 2011 from $94,000 in the first six months of 2010.  The increase is the result of higher average borrowing.

Income Taxes. The current provision for income taxes for the first six months of 2011 and 2010 was zero.  A valuation allowance was recorded for the benefit of the 2010 tax loss and the 2011 impact was not material.

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010, the Company’s working capital was $12,001,000 and $12,181,000, respectively.  The decrease in working capital is primarily due to an increase in capital expenditures.

The Company’s net cash provided by operating activities for the six month period ended June 30, 2011 was $411,000, primarily resulting from the net loss of $24,000 adjusted by non-cash expenses aggregating $747,000. The Company’s working capital items only utilized $125,000 during the six month period.

Cash used in investing activities for the six month period ended June 30, 2011 was $796,000, which was primarily attributable to an increase in capital expenditures of $364,000 and an increase in license fees of $432,000.

Cash provided by financing activities was $132,000 for the first six months of 2011, which was primarily comprised of borrowings of debt of $231,000 offset by repayment of debt of $122,000.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00% .  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%.  Prime was 3.25% at June 30, 2011.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due.  The Term Loan requires equal monthly principal payments of approximately $17,000 each, plus interest, with the remaining balance due at maturity.  As of June 30, 2011, the outstanding balance under the Tem Loan was $2,933,000.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants.  The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available pursuant to the Sovereign Financing.  As of June 30, 2011, the Company had zero outstanding under the Revolver with $5,000,000 remaining available for borrowing thereunder.  The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of the interest and principal on the Company’s Revolver and Term Loan, both of which expire on January 15, 2013.  The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity.   The Company considers opportunities to refinance its existing indebtedness based on market conditions.  Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by January 15, 2013, there can be no assurances that it will do so.  Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all.  Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.  The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $117,000 in the year ended December 31, 2010 and were $364,000 in the six months ended June 30, 2011.  The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2011.

During the quarter ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

As of June 30, 2011, the Company’s Chief Executive Officer was indebted to the Company in the amount of $133,000, for which no interest has been charged.  This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002.  Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable.  Since May 2010, however, the Chief Executive Office has made elective payments to the Company to reduce the indebtedness.  Such elective payments aggregated $7,000 as of June 30, 2011.

ITEM 6.  EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 15 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: August 9, 2011	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended	Incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K/A originally filed May 9, 2008.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.

101.1	Interactive data files.	Filed herewith