Form 10-Q
period 2011-09-30
BLONDER TONGUE LABORATORIES INC
filed 2011-11-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

Number of shares of common stock, par value $.001, outstanding as of November 9, 2011: 6,212,223

The Exhibit Index appears on page 16.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash	$1,569	$1,717
Accounts receivable, net of allowance for doubtful accounts of $173 and $143, respectively	3,976	3,677
Inventories	8,051	7,672
Prepaid and other current assets	583	429
Deferred income taxes	383	383
Total current assets	14,562	13,878
Inventories, net non-current	5,707	6,093
Property, plant and equipment, net of accumulated depreciation and amortization	3,893	3,812
License agreements, net	880	754
Other assets, net	200	177
Deferred income taxes	1,898	1,898
	$27,140	$26,612
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$257	$235
Accounts payable	1,074	593
Accrued compensation	602	498
Accrued benefit liability	200	200
Income taxes payable	49	49
Other accrued expenses	105	122
Total current liabilities	2,287	1,697

Long-term debt	2,885	2,872
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,592	25,429
Retained earnings	4,935	5,196
Accumulated other comprehensive loss	(1,256)	(1,256)
Treasury stock, at cost, 2,255 and 2,266 shares respectively	(7,311)	(7,334)
Total stockholders’ equity	21,968	22,043
	$27,140	$26,612
See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$7,004	$9,151	$20,208	$23,011
Cost of goods sold	4,573	5,686	13,026	13,480
Gross profit	2,431	3,465	7,182	9,531
Operating expenses:
Selling	687	792	1,947	2,577
General and administrative	1,068	1,245	3,334	3,503
Research and development	684	653	2,023	1,886
	2,439	2,690	7,304	7,966
Earnings (loss) from operations	(8)	775	(122)	1,565
Other Expense: Interest expense (net)	(42)	(54)	(139)	(148)
Earnings (loss) before income taxes	(50)	721	(261)	1,417
Provision (benefit) for income taxes	-	-	-	-
Net earnings (loss)	$(50)	$721	$(261)	$1,417
Basic and diluted net earnings (loss) per share	$(0.01)	$0.12	$(0.04)	$0.23
Basic and diluted weighted average shares outstanding	6,212	6,192	6,209	6,192

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net earnings (loss)	$(261)	$1,417
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Stock compensation expense	163	66
Depreciation	285	263
Amortization	528	323
Allowance for doubtful accounts	30	15
Provision for inventory reserves	183	611
Changes in operating assets and liabilities:
Accounts receivable	(329)	(939)
Inventories	(176)	(1,029)
Prepaid and other current assets	(154)	(270)
Other assets	(23)	42
Accounts payable, accrued compensation and other accrued expenses	568	725
Net cash provided by operating activities	814	1,224
Cash Flows From Investing Activities:
Capital expenditures	(366)	(71)
Acquisition of licenses	(654)	(490)
Net cash used in investing activities	(1,020)	(561)
Cash Flows From Financing Activities:
Borrowings of debt	231	21,791
Repayments of debt	(196)	(21,965)
Proceeds from exercise of stock options	23	1
Net cash provided by (used in) financing activities	58	(173)
Net increase (decrease) in cash	(148)	490
Cash, beginning of period	1,717	14
Cash, end of period	$1,569	$504
Supplemental Cash Flow Information:
Cash paid for interest	$144	$153
Cash paid for income taxes	-	-

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

The results for the third quarter of 2011 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at September 30, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2010.

Note 2- Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with accounting standards which provide for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.  The diluted share base excludes incremental shares of 1,325 and 1,293 related to stock options for the three and nine month periods ended September 30, 2011 and 2010, respectively.  These shares were excluded due to their antidilutive effect.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of September 30, 2011 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2011 or 2010, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 4 – Inventories

Inventories net of reserves are summarized as follows:
	(unaudited) September 30, 2011	December 31, 2010
Raw Materials	$5,875	$6,151
Work in process	1,537	1,971
Finished Goods	8,220	7,711
	15,632	15,833
Less current inventory	(8,051)	(7,672)
	7,581	8,161
Less Reserve primarily for excess inventory	(1,874)	(2,068)
Inventories, Net Non-Current	$5,707	$6,093

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

Approximately 46% and 50% of the non-current inventories were comprised of finished goods at September 30, 2011 and December 31, 2010, respectively.  The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands.  In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00%.  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%.  Prime was 3.25% on September 30, 2011.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due.  As of September 30, 2011, the Company had no outstanding balance under the Revolver. The Term Loan requires equal monthly principal payments of approximately $17 each, plus interest, with the remaining balance due at maturity.  As of September 30, 2011, the outstanding balance under the Term Loan was $2,883.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants.  The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 6 – Related Party Transactions

As of September 30, 2011 and December 31, 2010, the Chief Executive Officer was indebted to the Company in the amount of $131 and $136, respectively, for which no interest has been charged.  This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at September 30, 2011 and December 31, 2010.  Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable.  Since May 2010, however, the Chief Executive Officer has made elective payments to the Company to reduce the indebtedness.  Such elective payments aggregated $5 for the nine months ended September 30, 2011.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation).  The Company received $946 and $852 in revenue from Buffalo City in the three months ended September 30, 2011 and 2010, respectively and $2,503 and $1,648 in the nine months ended September 30, 2011 and 2010, respectively.  In addition, the Company’s accounts receivable included $1,162 (28%) and $767 (21%) due from Buffalo City at September 30, 2011 and December 31, 2010, respectively.  The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions.  In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation, which sets forth the terms and conditions of purchases by XATA of the next generation of the product.  The XATA agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company.  Buffalo City has been approved by the Company to act as such an approved third party lender to XATA.  As such, the Company is presently permitting Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit that is presently set at $1,000, the terms for payment of which are presently net 110 days after shipment.  Under the terms of the XATA contract, the obligations of Buffalo City are guaranteed by XATA.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

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

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc. (“World Cinema”), a supplier of Free-to-Guest digital and HD television to the hospitality market.  These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema.  Since then, the parties have agreed to extend the exclusivity arrangement, with the most recent extension occurring in September, 2011 extending the exclusivity through the end of 2012.  In connection with this extension, World Cinema committed to purchase approximately $2.2 million of EQAM-400 through the third quarter of 2012.  World Cinema’s purchases of this product were approximately $408,000 and $2,027,000 and $1,224,000 and $4,066,000 during the third three months and nine months ended September 30, 2011 and 2010, respectively.  Future purchase commitments by World Cinema would allow them to extend this exclusivity arrangement.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products.  In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation).  The Company received $946,000 and $852,000 in revenue from Buffalo City in the three months ended September 30, 2011 and 2010, respectively, and $2,503,000 and $1,648,000 in the nine months ended September 30, 2011 and 2010, respectively.  In addition, the Company’s accounts receivable included $1,162,000 (28%) and $767,000 (21%) due from Buffalo City at September 30, 2011 and December 31, 2010, respectively.  The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions.  In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation, which sets forth the terms and conditions of purchases by XATA of the next generation of the product.  The XATA agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company.  Buffalo City has been approved by the Company to act as such an approved third party lender to XATA.  As such, the Company is presently permitting Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit that is presently set at $1,000,000, the terms for payment of which are presently net 110 days after shipment.  Under the terms of the XATA contract, the obligations of Buffalo City are guaranteed by XATA.  A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City.

Results of Operations

Third three months of 2011 Compared with third three months of 2010

Net Sales.  Net sales decreased $2,147,000, or 23.5%, to $7,004,000 in the third three months of 2011 from $9,151,000 in the third three months of 2010.  The decrease is primarily attributed to an overall decrease in sales of digital video headend products, specifically the EdgeQAM product, a decrease in sales of analog video headend products, offset by an increase in sales of contract manufactured products.  Sales of digital video headend products were $2,190,000 and $3,744,000, sales of EdgeQAM were $425,000 and $2,027,000, sales of analog video headend products were $1,556,000 and $2,394,000 and sales of contract manufactured products were $1,274,000 and $851,000 in the third three months of 2011 and 2010, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $4,573,000 for the third three months of 2011 from $5,686,000 for the third three months of 2010, but increased as a percentage of sales to 65.3% from 62.1%.   The decrease was primarily due to reduced sales.  The increase as a percentage of sales was primarily attributed to a less favorable product mix.  The Company expects cost of goods sold as a percentage of sales to slightly decrease in the fourth quarter of 2011 due to the expected sales levels of higher margin products.

Selling Expenses.  Selling expenses decreased to $687,000 for the third three months of 2011 from $792,000 in the third three months of 2010, but increased as a percentage of sales to 9.8% for the third three months of 2011 from 8.7% in the third three months of 2010.  The $105,000 decrease was primarily the result of a decrease in royalty expense of $67,000 due to re-engineering certain products.  The percentage increase was primarily the result of reduced net sales.

General and Administrative Expenses.  General and administrative expenses decreased to $1,068,000 for the third three months of 2011 from $1,245,000 for the third three months of 2010, but increased as a percentage of sales to 15.3% for the third three months of 2011 from 13.6% for the third three months of 2010.  The $183,000 decrease was primarily the result of a decrease in salaries and benefits of $184,000 due to headcount reductions.  The percentage increase was primarily the result of reduced net sales.

Research and Development Expenses.  Research and development expenses increased to $684,000 in the third three months of 2011 from $653,000 in the third three months of 2010 and increased as a percentage of sales to 9.8% for the third three months of 2011 from 7.1% for the third three months of 2010. This $31,000 increase is primarily the result of an increase in amortization of license fees of $49,000.  This increase was part of the Company’s continuing strategy, which began in 2010, to increase its research and development capabilities, particularly with regard to new digital products.  The percentage increase was primarily the result of reduced net sales.

Operating Income (Loss).  Operating loss of $8,000 for the third three months of 2011 represents a reduction from operating income of $775,000 for the third three months of 2010.  Operating income (loss) as a percentage of sales was (0.1) % in the third three months of 2011 compared to 8.5% in the third three months of 2010.

Other Expense.  Interest expense decreased to $42,000 in the third three months of 2011 from $54,000 in the third three months of 2010.  The decrease was the result of lower average borrowing.

Income Taxes.  The current provision for income taxes for the third three months of 2011 and 2010 was zero.  A valuation allowance was recorded for the benefit of the 2011 tax loss and the 2010 provision was offset by the deductibility of certain tax attributes for which the benefit was previously reserved against.

First nine months of 2011 Compared with first nine months of 2010

Net Sales.  Net sales decreased $2,803,000, or 12.2%, to $20,208,000 in the first nine months of 2011 from $23,011,000 in the first nine months of 2010.  The decrease is primarily attributed to an overall decrease in sales of digital video headend products, specifically the EdgeQAM product, a decrease in sales of analog video headend products, offset by an increase in sales of a contract manufactured product.  Sales of digital video headend products were $6,794,000 and $9,362,000, sales of EdgQAM were $1,425,000 and $5,063,000, sales of analog video headend products were $5,021,000 and $6,347,000, and sales of the contract manufactured product were $2,837,000 and $1,648,000 in the first nine months of 2011 and 2010, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $13,026,000 for the first nine months of 2011 from $13,480,000 for the first nine months of 2010, but increased as a percentage of sales to 64.5% from 58.6%.   The decrease was primarily the result of reduced net sales. The percentage increase was primarily due to a less favorable product mix.  The Company expects cost of goods sold as a percentage of sales to slightly decrease in the remaining quarter of 2011 due to the expected sales levels of higher margin products.

Selling Expenses.  Selling expenses decreased to $1,947,000 for the first nine months of 2011 from $2,577,000 in the first nine months of 2010, and decreased as a percentage of sales to 9.6% for the first nine months of 2011 from 11.2% in the first nine months of 2010.  The $630,000 decrease and percentage decrease were primarily the result of a decrease in salaries and fringe benefits of $266,000 due to reduced headcount and a decrease in royalty expense of $252,000 due to re-engineering certain products.

General and Administrative Expenses.  General and administrative expenses decreased to $3,334,000 for the first nine months of 2011 from $3,503,000 for the first nine months of 2010, but increased as a percentage of sales to 16.5% for the first nine months of 2011 from 15.2% for the first nine months of 2010.  The $169,000 decrease was primarily the result of a decrease in salaries and benefits of $184,000 due to reduced headcount.  The percentage increase was primarily the result of reduced net sales.

Research and Development Expenses.  Research and development expenses increased to $2,023,000 in the first nine months of 2011 from $1,886,000 in the first nine months of 2010 and increased as a percentage of sales to 10.0% for the first nine months of 2011 from 8.2% for the first nine months of 2010. This $137, 000 increase is primarily the result of an increase in amortization of license fees of $205,000.  This increase was part of the Company’s continuing strategy, which began in 2010, to increase its research and development capabilities, particularly with regard to new digital products.  The percentage increase was primarily the result of reduced net sales.

Operating Income (Loss).  Operating loss of $(122,000) for the first nine months of 2011 represents a decrease from the operating income of $1,565,000 for the first nine months of 2010.  Operating loss as a percentage of sales was (0.6%) in the first nine months of 2011 compared to operating income as a percentage of sales of 6.8% in the first nine months of 2010.

Other Expense.  Interest expense decreased to $139,000 in the first nine months of 2011 from $148, 000 in the first nine months of 2010.  The decrease was the result of lower average borrowing.

Income Taxes.  The current provision for income taxes for the first nine months of 2011 and 2010 was zero.  A valuation allowance was recorded for the benefit of the 2011 tax loss and the 2010 provision was offset by the deductibility of certain tax attributes for which the benefit was previously reserved against.

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, the Company’s working capital was $12,275,000 and $12,181,000, respectively.  The increase in working capital was primarily due to an increase in accounts receivable.

The Company’s net cash provided by operating activities for the nine month period ended September 30, 2011 was $814,000, resulting from the net loss of $261,000 adjusted by non-cash expenses aggregating $1,189,000.  The Company’s working capital items only utilized $114,000 during the nine month period.

Cash used in investing activities for the nine month period ended September 30, 2011 was $1,020,000, which was primarily attributable to an increase in capital expenditures of $366,000 and an increase in license fees of $654,000.

Cash provided by financing activities was $58,000 for the first nine months of 2011, which was primarily comprised of borrowings of debt of $231,000 offset by repayment of debt of $196,000.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00% .  The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%.  Prime was 3.25% at September 30, 2011.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due.  The Term Loan requires equal monthly principal payments of approximately $17,000 each, plus interest, with the remaining balance due at maturity.  As of September 30, 2011, the outstanding balance under the Term Loan was $2,883,000.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants.  The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available pursuant to the Sovereign Financing.  As of September 30, 2011, the Company had zero outstanding under the Revolver with $5,000,000 remaining available for borrowing thereunder.  The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of the interest and principal on the Company’s Revolver and Term Loan, both of which expire on January 15, 2013.  The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity.   The Company considers opportunities to refinance its existing indebtedness based on market conditions.  Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by January 15, 2013, there can be no assurances that it will do so.  Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all.  Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.  The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $117,000 in the year ended December 31, 2010 and were $366,000 in the nine months ended September 30, 2011.  The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2011.

During the quarter ended September 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

As of September 30, 2011, the Company’s Chief Executive Officer was indebted to the Company in the amount of $131,000, for which no interest has been charged.  This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002.  Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable.  Since May 2010, however, the Chief Executive Office has made elective payments to the Company to reduce the indebtedness.  Such elective payments aggregated $9,000 as of September 30, 2011.

ITEM 6.  EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 16 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: November 14, 2011	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
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