Form 10-K
period 2011-12-31
BLONDER TONGUE LABORATORIES INC
filed 2012-03-30
CIK 1000683

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _________________

Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.001	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011: $6,604,844

Number of shares of common stock, par value $.001, outstanding as of March 20, 2012: 6,215,556

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2012 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant’s last fiscal year) are incorporated by reference into Part III of this report.

Forward-Looking Statements

In addition to historical information, this Annual Report of Blonder Tongue Laboratories, Inc. (“Blonder Tongue” or the “Company”) contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the sections entitled Item 1 - Business, Item 1A - Risk Factors, Item 3 - Legal Proceedings and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project” “target,” “intend,” “plan”, “seek”, “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS

Introduction

Overview

Blonder Tongue is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport and broadband product solutions for a broad range of applications. The markets we serve include cable television systems, multi-dwelling units, the lodging/hospitality market and institutional systems, including hospitals, prisons and schools. From the cable television pioneers that founded the Company in 1950, to the highly experienced research and development team that creates new products today, the Company’s success stems from listening to the needs of its customers, providing quality products to meet those needs and supporting those products after delivery. For over 60 years Blonder Tongue has been providing real-world solutions based on continually advancing technology, enabling the Company to maintain its position as a leader in the markets it serves. Since its founding Blonder Tongue has continued to keep abreast of evolving technologies, from analog to digital television, into High Definition (HD) digital encoding, Internet Protocol Television (IPTV) processing and distribution, as well as Edge QAM (Quadrature Amplitude Modulation) products. By broadening these product groups, the Company is positioned to grow its existing business and continue to expand the applications and markets it serves.

The cable television market has reacted quickly to consumer demands for additional services by integrating multiple technologies into existing networks, providing consumers with high speed internet access in addition to enhanced video offerings. Today, video offerings have expanded from traditional cable television service to internet protocol (IP) based video delivery, switched digital video, video on demand, scheduled playback and video storage. Telephone companies have increased their market share in this competitive environment with fiber-to-the-home distribution networks, enabling them to provide traditional cable television, expanded video services and high-speed internet services, in addition to telephony offerings. Lodging and institutional markets, as well as the MDU market, continue to upgrade their networks to carry HD channels in order to meet consumers’ expectations. This is a significant area of opportunity for the Company to market and sell its expanded digital product line.

The Federal Trade Commission’s (“FCC”) mandate that all broadcast television be transitioned from analog to digital by June 2009 resulted in a short term market for transitional products and increased customer demand for long term digital product solutions.

More specifically, the market segments that the Company serves have been focused on digital technologies, not only in broadcast, but throughout video and broadband transport. The Company identified three significant opportunities in the digital space: encoding, IPTV and EdgeQAM. Encoding enables operators to provide standard definition (SD) or HD content delivery transported over a broadband network. IPTV enables operators to stream video over private data networks with greater reliability and content security. While already experiencing full scale commercialization in international markets, the United States market continues to increasingly embrace IPTV technology. The worldwide market now has over 53 million IPTV subscribers, and is projected to have 105 million by 2015. Service providers transport both SD and HD video content in MPEG formats over IP networks to network edge devices located in high density serving areas. The device at the edge of the transport system (i.e. close to the customer location), is commonly referred to as EdgeQAM, because it allows the conversion from IP to radio frequency (RF) via QAM modulation. These signals are then transported to the customer across a hybrid fiber-coax (HFC) network. Management of the Company estimates the market for EdgeQAM devices to be about $400 million over the next three years. In 2007 the Company began marketing and selling IPTV products, in 2008 shipped its first high quality HD encoder and in 2009 began shipping its high quality affordably priced EdgeQAM product. The Company continues to develop new versions of these products to expand their use in additional markets and applications.

Recent Developments

The Company has continued to advance the implementation of its strategic plan in an effort to maximize shareholder value. The Company’s strategic plan consists of the following:

•	strengthen core business,
•	continue the heritage of technology development,
•	expand into new markets, and
•	increase gross margins.

Since 2008, the Company has entered into and renewed several agreements to obtain rights to use and incorporate certain proprietary technologies in its new digital encoder line of products, including:

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

The Pro:Idiom digital technology platform provides the hospitality market with a robust, secure Digital Rights Management (DRM) system ensuring rapid, broad deployment of HD television (HDTV) and other high-value digital content to licensed users in the lodging industry. Lodging industry leaders such as World Cinema Inc., LodgeNet Entertainment Corporation and others have licensed the Pro:Idiom DRM system. A growing number of content providers have demonstrated their acceptance of Pro:Idiom by licensing their HD content for delivery to the Pro:Idiom users. The Company’s revenues derived from the sale of products incorporating these technologies were $2,160,000 in 2011 and $5,439,000 in 2010.

The MPEG-2 Encoder IP core has a unique compression engine capable of creating HD MPEG-2 real-time encoding of a single channel of 1080i/720P/480i video. The use of this real-time encoding technique enables the Company to provide broadcast MPEG-2 HD and SD encoding. MPEG-2 is widely used as the format of digital television signals that are broadcast by terrestrial (over-the-air), cable, and direct broadcast satellite TV systems. The Company’s revenues for digital encoders were $3,496,000 in 2011 and $2,867,000 in 2010.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema. Since then, the parties have agreed to extend the exclusivity arrangement, with the most recent extension occurring in September, 2011 which extended exclusivity through the end of 2012. In connection with the most recent extension, World Cinema committed to purchase approximately $2.2 million of EQAM-400 through the third quarter of 2012. World Cinema’s purchases of this product were approximately $2,160,000 and $5,439,000 in 2011 and 2010, respectively. Future purchase commitments by World Cinema would allow them to further extend this exclusivity arrangement. The EQAM-400 product accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

Also in 2010, as a result of the Company’s reduced sales levels in 2009, the Company reduced its operating expenses through the reduction of head count and the reduction of outside consultant fees. The Company realized approximately $1.1 million of annualized operating expense savings from these reductions.

On February 1, 2012, the Company’s newly formed, wholly-owned subsidiary, R. L. Drake Holdings, LLC (“RLD”), acquired substantially all of the assets and assumed certain specified liabilities of R. L. Drake, LLC, a Delaware limited liability company (“Seller”), pursuant to an Asset Purchase Agreement dated as of February 1, 2012, as amended by a certain First Amendment to Asset Purchase Agreement dated February 3, 2012 (as so amended, the “Asset Purchase Agreement”) (the “RLD Acquisition”). The assets acquired from Seller include assets used in manufacturing and delivering electronic communications solutions for cable television systems, digital television reception, video signal distribution and digital video encoding, including equipment, supplies and other tangible personal property, inventory, accounts receivable, business records, trademarks and other intellectual property rights. The purchase price was comprised of approximately $6,477,000 paid at closing, subject to certain adjustments based upon a post-closing audit of the balance sheet of Seller, plus contingent purchase price payments of up to $1,500,000 in the aggregate that may be made over the next three years if certain financial results are realized.

RLD manufactures and distributes similar products to those currently being produced by the Company. The acquisition allows the Company to leverage the combined research and development and sales and marketing departments to shorten the development and manufacturing cycle and deliver a more complete compliment of business and product solutions for the markets the Company serves.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at its New Jersey facility. Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. The Company may transition additional products to the PRC if determined by the Company to be advantageous based upon changing business and market conditions. Manufacturing products both at the Company’s Old Bridge facility as well as in the PRC, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage. As a result of the RLD Acquisition, the Company acquired a leased manufacturing, engineering, sales and administrative facility in Franklin, Ohio at which the RLD products are manufactured. The lease for this facility expires in November, 2012. The Company does not intend to renew this lease, however it does anticipate securing alternative smaller space in or around Franklin, Ohio, the exact nature of which has not as yet been determined. The Company intends to transition manufacturing of certain RLD products from the Ohio facility to the Old Bridge facility during 2012.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation (“XATA”)). A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City. The Company received $2,968,000 and $2,331,000 in revenue from Buffalo City in 2011 and 2010, respectively. In addition, the Company’s accounts receivable included $960,000 (21% of total accounts receivable) and $767,000 (21% of total accounts receivable) due from Buffalo City at December 31, 2011 and 2010, respectively. The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions. In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation (the “XATA Agreement”), which sets forth the terms and conditions of purchases by XATA of the next generation of the product. The XATA Agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company. In November 2011, the Company and Buffalo City entered into a letter agreement (the “Buffalo City Agreement”) to memorialize the agreement by which the Company approved Buffalo City to act as an approved third party lender to XATA and has permitted Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit of $1,000,000, the terms for payment of which were net 110 days after shipment. Under the terms of the XATA Agreement, the obligations of Buffalo City to the Company are guaranteed by XATA. During the first quarter of 2012, Buffalo City advised the Company that Buffalo City would no longer be financing products as an approved third-party lender for XATA. As such, effective as of February 10, 2012, the Company and Buffalo City terminated Buffalo City’s status as an approved lender under the Buffalo City Agreement. The Company continues to contract manufacture products directly for XATA under the XATA Agreement and does not anticipates that the termination of the Buffalo City Agreement will have any adverse impact on aggregate sales of these contract manufactured products.

The Company was incorporated under the laws of the State of Delaware in November 1988 and completed its initial public offering in December 1995.

Strategy

It is a constant challenge for the Company to stay at the forefront of the technological requirements of the markets that it serves, including the cable television system, MDU, lodging/hospitality and institutional markets. Changes and developments in the manner in which information (whether video, telephony or internet) is transmitted as well as the use of alternative compression technologies, all require the Company to continue to develop innovative new products. The Company continually adds the resources needed to create innovative products to respond to the demand for digital signal generation and transmission. The Company’s key product lines are more thoroughly discussed under “Key Products” beginning on page 8. The ongoing evolution of the Company’s product lines focuses on the increased needs created in the digital space by digital video, IPTV and HDTV signals and the transport of these signals over state of the art broadband networks.

The Company’s principal product users are:

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

Markets Overview

The television industry has been dominated by the traditional cable operator, who subsequently expanded into high-speed internet and telephony services. The penetration of wireless and direct-broadcast satellite (“DBS”) (such as DIRECTV® and DISH Network®) in the TV market, continues to grow with a combined subscriber count in excess of 33 million. Telephone companies (i.e. Verizon and AT&T) also compete with the cable operators for services and continue to expand their fiber optic networks, on a national level, delivering video, high-speed internet and telephony services direct to the home or to the curb. Cable operators are deploying MPEG IP transport to the edge of their networks via fiber optic networks and converting those IP streams to RF channels so they can continue to provide conventional video services over existing two-way coax networks. Their plans are to expand the reach of fiber optic networks to take fiber closer to the customer and to the user.

The long term result of these activities is increased competition for the provision of services and a trend toward delivery of these services through fiber using IP technology. This continuing major market transition has resulted in increased consumer expectations, placing the lodging and institutional markets under pressure to install new infrastructure and upgrade existing networks. It is not known how long this transition will take but to remain competitive, the Company must continue to increase its product offerings for digital television, encoding and decoding and digital media applications.

With IPTV technology comes additional market pressures and opportunities. First, there is the matter of alternative TV services riding “Over the Top” of existing infrastructures or (OTT television), where the delivered video is not part of the service provider’s own video service. Examples include Web-video services like NetFlix, Hulu, and Apple TV. An additional advent is “TV Everywhere” where video is displayed not only on the traditional television, but also on personal computers and mobile devices. Cable operators are trying to tackle not only the technology issues associated with these offerings, but content management and customer authentication. The idea that the consumer is at the center, and not the hardware or the network, is revolutionizing how video (and media) content is delivered.

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

More recently, the competition among cable providers to the hospitality industry has shifted from emphasis on VOD to demand for an ever increasing number of HD programs provided free to each guest room. The Company believes that the demand for HD based headends that support free-to-guest service and, accordingly, our EdgeQAM Pro:Idiom products, will grow for several years. The rate of growth may be limited by the cost associated with replacing all televisions in a hotel with a flat screen Pro:Idiom compatible television.

Institutional

The Company defines the institutional market to include: educational campus environments, correctional facilities, short or long term health service environments, sports stadiums and airport terminals. What all of these seemingly unrelated facilities have in common is that they all contain private networks that are dependant on either locally generated or externally sourced video and/or data content. As the advanced technologies of distance learning, HDTV and IPTV permeate the market, institutional facilities are embracing these technologies to achieve site specific goals. The Company traditionally benefited from a very strong share of this market with its Analog Video Headend and Distribution Products. We anticipate that we will continue to be a leader in this market with our Digital Video Headend Products, which include HD encoders, EdgeQAM, Digital Video solutions and our evolving IPTV platforms.

International

The Company has authorized distributors and sales agents in various locations outside the United States, but the Company primarily manufactures product for sale in the USA. Historically, international sales have not materially contribute to the Company’s revenue base. As a result of the RLD Acquisition, the Company anticipates that its international sales in Canada will increase. RLD maintains a physical presence in Canada, including a stock of inventory, two sales personnel and one sales support person. The Company expects to leverage on RLD’s predecessor’s success in Canada, which should result in increased product sales.

Additional Considerations

The technological revolution with respect to video, internet and telephone services continues at a rapid pace. Cable TV’s QAM video is competing with DIRECTV® and EchoStar’s DBS service and cable modems compete with digital subscriber lines and fiber-to-the-home offered by the regional telephone companies. The telephone companies are building national fiber networks and are now delivering video, internet and telephone services directly to the home over fiber optic cable, and digital telephone is being offered by cable companies and others in competition with traditional phone companies. The convergence of data and video communications continues, wherein computer and television systems merge. This merging of technologies is extending services to mobile smart phone devices and tablet computers with over the air data delivery competing with cable delivered services.

Since most of the installed base of United States television sets are still analog sets (not digital), DBS television, digitally compressed programming and IP delivery require headend products or set-top decoding receivers or converters to convert the transmitted signals back to analog. The replacement of substantially all analog television sets with digital sets will be costly and take years to complete. The majority of service providers continue to deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ decoding receivers at each television set. Most operators are simulcasting both analog and digital services and imposing additional charges upon their customers for the use of HD digital set top boxes.

Key Products

Blonder Tongue’s products can be separated according to function and technology. Three key categories account for the majority of the Company’s revenue (Analog Video Headend, Digital Video Headend, and HFC Distribution):

•            Analog Video Headend Products used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission: Among the products offered by the Company in this category are integrated receiver/decoders (IRD’s), modulators, demodulators, channel combiners and processors. The headend is the “brain” of an analog television signal distribution system. It is the central location where multiple channels are initially received, converted and allocated to specific channels for analog distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, a receiver will also be required to decode the signal. Even though this market is mature, Blonder Tongue continues to develop products to maintain market share.  For example, several new analog products were launched in response to the “CALM” Act (the Commercial Advertisement Loudness Mitigation Act (CALM, H.R. 1084/S. 2847)), initially proposed in 2008 and signed into law in December 2010. The CALM Act requires the FCC to prescribe regulations limiting the volume of audio on commercials transmitted by television broadcast stations, cable operators and other multichannel video programming distributors. This law addresses a widespread consumer complaint regarding the abrupt loudness of television advertisements and mandates that the volume levels of commercial breaks be consistent with the volume level of the related programming. The Company estimates that Analog Video Headend Products accounted for approximately 26% and 27% of the Company’s revenues in 2011 and 2010, respectively.

•            Digital Video Headend Products used by a system operator for acquisition, processing and manipulation of digital video signals: Blonder Tongue continues to expand its Digital Product offerings to meet the changing needs of its customers. The latest additions include the EdgeQAM collection and the HD encoder collection which includes a line of HD and SD MPEG-2 encoders and multiplexers. This trend is expected to be continued in 2012 with addition of H.264 encoders. Among the other digital products provided by Blonder Tongue are: the Quadrature Phase Shift Key (“QPSK”) to QAM transcoders, digital QAM up-converters and multiplexers and digital 8VSB/QAM HD television processors for delivery of HDTV programming and agile QAM Modulators.

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

The QPSK to QAM transcoders (QTM Series) are used for economically deploying or adding a satellite-based digital programming tier of digital or HDTV digital programming. The unit transcodes a satellite signal’s modulation from QPSK to QAM or from 8PSK (HDTV Format) to QAM. Since QPSK and 8PSK are optimum for satellite transmission and QAM is optimum for fiber/coax distribution, precious system bandwidth is saved while the signal retains its digital information. Building upon the innovative design work that brought about the QTM transcoders, QAM up-converters and HDTV processors, the Company launched a series of ATSC/QAM demodulators. Digital Video Headend Product use continues to expand in all of the Company’s primary markets, bringing more advanced technology to consumers and operators, and it is expected that this area will continue to be a major element of the Company’s business. The Company estimates that Digital Video Headend Products accounted for approximately 34% and 42% of the Company’s revenues in 2011 and 2010, respectively.

•            HFC Distribution Products used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network: Among the products offered by the Company in this category are broadband amplifiers, directional taps, splitters and wall outlets for coax distribution and fiber optic transmitters, receivers (nodes), and couplers. In cable television systems, the HFC distribution products are either mounted on exterior telephone poles or encased in pedestals, vaults or other security devices. In private cable systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coax cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company estimates that HFC Distribution products accounted for approximately 18% and 17% of the Company’s revenues in 2011 and 2010, respectively.

•            Other Products.

There are a variety of other products that the Company sells to a lesser degree, either to fill a customer need or where sales have reduced due to changes in Company direction, technology, or market influences. Sales of products in these categories have not contributed significantly to the Company’s revenues in 2011 and are expected to remain this way for 2012. These products include:

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

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products in order to accommodate customer demand for greater capability, (iii) license new technology, and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects, with the expectation or promise of substantial future orders. Projects may also be a result of new technologies that become available, or new market application of existing technology. In the new product development process, the vast experience of the Company’s Engineering Group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace. Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties. The Company will also license technology if it can obtain technology more quickly, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party. There were 15 employees in the research and development department of the Company at December 31, 2011 and 22 as of February 19, 2012 as a result of the RLD Acquisition. The Company’s research and development expenses were $2,716,000 and $2,508,000 for the years ended December 31, 2011 and 2010, respectively. It is anticipated that research and development expenses may increase during 2012 and thereafter as a result of the RLD Acquisition.

Marketing and Sales

Blonder Tongue markets and sells its products to a wide range of markets including: cable television system, MDU, the lodging/hospitality industry, and institutional systems. The Company also sells into a multitude of niche markets. Sales are made directly to customers by the Company’s internal sales force, as well as through Premier Authorized Stocking Distributors (which accounted for approximately 50% and 42% of the Company’s revenues for fiscal 2011 and 2010, respectively). These distributors serve multiple markets. Direct sales to cable operators and system integrators accounted for approximately 8% and 5% of the Company’s revenues for fiscal 2011 and 2010, respectively.

The Company’s sales and marketing function is performed predominantly by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities. The Company’s internal sales force consists of 23 employees, which currently includes six salespersons in Old Bridge, NJ, one salesperson in Round Rock, TX, one in San Diego, CA, three salespersons in Franklin, OH, two sales persons in Peterbourough, Ontario, Canada, one sales support person in Peterborough, Ontario and nine sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

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

Customers

Blonder Tongue has a diverse customer base, which in 2011 consisted of approximately 276 active accounts. Approximately 61% and 64% of the Company’s revenues in fiscal years 2011 and 2010, respectively, were derived from sales of products to the Company’s five largest customers. In 2011 and 2010, sales to World Cinema Inc. accounted for approximately 14% and 28%, respectively, of the Company’s revenues. In addition, Toner Cable Equipment, Inc. accounted for approximately 22% and 15% of the Company’s revenues in 2011 and 2010, respectively. A third customer, Buffalo City Center Leasing accounted for approximately 11% of the Company’s revenues in 2011 and less than 10% in 2010. There can be no assurance that any sales to these entities, individually or as a group, will reach or exceed historical levels in any future period, however, the Company anticipates that World Cinema and Toner Cable Equipment, Inc. will continue to account for a significant portion of the Company’s revenues in future periods. Although neither of these customers is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period, World Cinema committed to purchase approximately $2.2 million of EQAM-400 through the third quarter of 2012 in order to maintain its exclusive right to purchase such product The Company’s sales to Buffalo City ceased in early 2012, as a result of the termination of Buffalo City’s status as an approved third party lender to finance purchases of certain contract manufactured products for XATA. During 2011, and as permitted by the XATA Agreement, XATA’s purchases of contract manufactured products were made, primarily through Buffalo City. The Company anticipates that substantially all purchases of such contract manufactured products will hereafter be made by XATA directly from the Company and that sales volume of such products to XATA during 2012 should be consistent with the Company’s aggregate sales volume of such products to Buffalo City and XATA during 2011.

During 2010, the Company renewed multi-year contracts in regard to its Premier Distributor Program. This program began in 2007 and has been successful for the Company. Under this program, a limited group of larger distributors who stock a significant amount of the Company’s products in their inventory are given access to a special purchase incentive program allowing them to achieve volume price concessions measured on a year-to-year basis. Many of the Company’s smaller business customers, with whom the Company had formerly dealt on a direct basis, now purchase the Company’s products from these Premier Distributors.

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

The Company’s revenues are derived primarily from customers in the continental United States; however, the Company also derives some revenues from customers in other geographical markets, primarily Canada and to a more limited extent, in developing countries. Sales to customers outside of the United States represented approximately 3% and 2% of the Company’s revenues in 2011 and 2010, respectively. All of the Company’s transactions with customers located outside of the United States have historically been denominated in U.S. dollars, therefore, the Company has had no material foreign currency transactions. As a result of the RLD Acquisition, the Company anticipates that certain sales to customers located in Canada during 2012 and thereafter may be denominated in Canadian Dollars. Transactions denominated in foreign currencies have certain inherent risks associated with them due to currency fluctuations. See “Risk Factors” below for more detail on the risks associated with foreign currency transactions.

Manufacturing and Suppliers

Blonder Tongue’s primary manufacturing operations are presently located at the Company’s headquarters in Old Bridge, New Jersey. In addition, the Company maintains a smaller manufacturing facility in Franklin, OH. The Company’s manufacturing operations are vertically integrated and consist principally of the programming, assembly, and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chassis and cabinets for such assemblies. Management continues to implement improvements to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor to accommodate increasingly fine pitch surface mount electronic components. In 2008, these improvements resulted in assemblies of 16 layer PCBs with thousands of components including placement of 0.030x0.030mil ball grid arrays and 0402 packaged sized components. These advancements required investment in upgrading automatic placement equipment as well as automated optical inspection and testing systems. All of these efforts are consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products.

Beginning in 2007 the Company transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC. A key contract manufacturer in the PRC produces such products as may be requested by the Company from time to time (in the Company’s discretion) through the submission of purchase orders, the terms of which are governed by a manufacturing agreement. The Company does not currently anticipate the transfer of any additional products to the PRC, however this may change if business and market conditions make it advantageous to do so. In connection with the Company’s initiatives in the PRC, the Company may have foreign currency transactions and may be subject to various currency exchange control programs related to its PRC operations. See “Risk Factors” below for more detail on the risk of foreign operations.

Outside contractors supply standard components, printed circuit boards and electronic subassemblies to the Company’s specifications. While the Company generally purchases electronic parts that do not have a unique source, certain electronic component parts used within the Company’s products are available from a limited number of suppliers and may be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. However, in such situations the Company may experience temporary reductions in its ability to ship products affected by the component shortage. On an as-needed basis, the Company purchases several products from sole suppliers for which alternative sources are not available, such as EchoStar digital receivers for delivery of DISH Network® programming, and DirecTV® digital satellite receivers for delivery of DIRECTV® programming. An inability to timely obtain sufficient quantities of certain of these components would have a material adverse effect on the Company’s operating results. The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company. See “Risk Factors” below for more detail on the risk associated with sole supplier products.

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

The Company owns a United States trademark registration for the word mark “Blonder Tongue®” and also on a “BT®” logo. RLD owns a United States trademark registration for the word mark “DRAKE®”.

Since 2008, the Company obtained and renewed licenses for a variety of technologies in concert with its new digital encoder line of products. The licenses are from a number of companies including Dolby Laboratories Licensing Corporation (expires August 2013), Digital Content Protection, LLC (expires April 30, 2012), DTLA (expires April 30, 2012), and LG Electronics (expires December 2012). These standard licenses are all non-exclusive and require payment of royalties based upon the unit sales of the licensed products. With regard to the licenses expiring in 2012, the Company expects to renew these standard licenses on similar terms. For additional information regarding these licenses, see “Introduction – Recent Developments” starting on page 3.

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

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2011 and does not anticipate incurring in 2012 material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2012. The Company intends to renew this permit. RLD does not require any material environmental permits in connection with the operation of its business.

Employees

As of February 19, 2012 (after giving effect to the RLD Acquisition which resulted in the addition of 44 people), the Company employed approximately 205 people, including 130 in manufacturing, 22 in research and development, 7 in quality assurance, 23 in sales and marketing, and 23 in a general and administrative capacity. 205 of these employees are full time employees. 54 of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a three year labor agreement with the Company that was scheduled to expire in February 2012, but was extended on the same terms and conditions for an additional one year, until February 2013.

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

In 2011 and 2010, sales to World Cinema accounted for approximately 14% and 28%, respectively, while sales to Toner Cable Equipment Inc. accounted for approximately 22% and 15%, respectively, of our revenues. A third customer, Buffalo City Center Leasing accounted for approximately 11% of the Company’s revenues in 2011. There can be no assurance that any sales to these customers will reach or exceed historical levels in any future period. We anticipate, however, that World Cinema and Toner Cable will continue to account for a significant portion of our revenues in future periods, although they are not obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide us with binding forecasts of product purchases for any future period. World Cinema, committed to purchase approximately $2.2 million of EQAM-400 through the third quarter of 2012 in order to maintain its exclusive right to purchase such product. The Company’s sales to Buffalo City ceased in early 2012, as a result of the termination of Buffalo City’s status as an approved third party lender to finance purchases of certain contract manufactured products for XATA. Although not obligated to purchase such contract manufactured products, the Company anticipates that direct purchases of such products by XATA during 2012 should be consistent with the Company’s aggregate sales volume of such products to Buffalo City and XATA during 2011.

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

Approximately 61% of our revenues in 2011 were derived from sales to our five largest customers. Any substantial decrease or delay in sales to one or more of our leading customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us, or our inability to develop solid relationships with integrators that may replace the present leading customers, could have a material adverse effect on our results of operations and financial condition.

A significant increase to inventory reserves due to inadequate reserves in a prior period or to an increase in excess or obsolete inventories may adversely affect our results of operations and financial condition.

We continually analyze our slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, we establish reserves. If we do not meet our sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. We recorded an increase in reserve of $275,000 and $620,000 during 2011 and 2010 respectively. Although we believe reserves are adequate and inventories are reflected at net realizable value, there can be no assurance that we will not have to record additional inventory reserves in the future. Significant increases to inventory reserves could have a material adverse effect on our results of operations and financial condition.

An inability to develop, or acquire the rights to technology, products or applications in response to changes in industry standards or customer needs may reduce our sales and profitability.

Both the private cable and franchised cable industries are characterized by the continuing advancement of technology, evolving industry standards and changing customer needs. To be successful, we must anticipate the evolution of industry standards and changes in customer needs, through the timely development and introduction of new products, enhancement of existing products and licensing of new technology from third parties. This is particularly true at this time as the Company must develop and market new digital products to offset the continuing decline in demand for and therefore sales of, analog products. Although we depend primarily on our own research and development efforts to develop new products and enhancements to our existing products, we have and may continue to seek licenses for new technology from third parties when we believe that we can obtain such technology more quickly and/or cost-effectively from such third parties than we could otherwise develop on our own, or when the desired technology has already been patented by a third party. There can, however, be no assurance that new technology or such licenses will be available on terms acceptable to us. There can be no assurance that:

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

The vast majority of our revenues in fiscal years 2011 and 2010 came from sales of our products for use by cable infrastructure operators. Demand for our products depends to a large extent upon capital spending on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including:

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

During 2010 and 2011, the U.S. economy continued to feel the effects of the significant economic downturn that began in 2008, resulting in elevated levels of financial market volatility, customer uncertainty and widespread concerns about the U.S. and world economies. The ongoing effect of these circumstances may negatively impact the demand for our products and our allowance for doubtful accounts, all of which may have a material adverse effect on our business, financial condition and results of operations. In addition, the economic crisis has had a material and direct impact on financial institutions, resulting in a deterioration of liquidity in the capital markets. This liquidity crunch could adversely affect our ability and the ability of our customers to borrow funds to support operations or other liquidity needs (including the ability to finance capital expenditures) or otherwise borrow or raise capital. Moreover, our stock price could decrease if investors have concerns that our business, financial condition or results of operations will be negatively impacted by a worldwide economic downturn.

Any significant casualty to our facility in Old Bridge, New Jersey may cause a lengthy interruption to our business operations.

We primarily operate out of one manufacturing facility in Old Bridge, New Jersey (the “Old Bridge Facility”). While we maintain a limited amount of business interruption insurance, a casualty that results in a lengthy interruption of our ability to manufacture at, or otherwise use, that facility could have a material adverse effect on our results of operations and financial condition. Pursuant to the RLD Acquisition, we also presently operate out of a manufacturing facility in Franklin, Ohio, our lease of which expires in November 2012. Given the short term transitional nature of this facility we do not believe that it provides the Company with significant reduction of the risks described herein.

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

Although the PRC has a large economy, its potential economic, political, legal and labor developments entail uncertainties and risks. In the event of any changes that adversely affect our ability to manufacture in the PRC after products have been successfully transitioned out of the United States, our business could suffer.

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

We may not realize all of the anticipated benefits of the RLD Acquisition, or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the two businesses.

Our ability to realize the anticipated benefits of the acquisition by RLD, our newly formed, wholly-owned subsidiary, of substantially all of the assets and certain specified liabilities of R. L. Drake, LLC, a Delaware limited liability company, which was consummated in February 2012, will depend, to a large extent, on our ability to integrate the RLD business with our business. This integration may be a costly and time-consuming process. As a result, we may be required to devote significant management attention and resources to integrating the manufacturing, operations, products, sales and marketing of RLD with ours. The integration process may disrupt our business and, if implemented ineffectively or inefficiently, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in this process or otherwise to realize the anticipated benefits of the acquisition could adversely affect our results of operations.

In addition, the asset acquisition may result in material unanticipated problems, expenses, liabilities and diversion of management's attention, and could cause our stock price to decline. The difficulties of combining the operations of the companies include, among others:

•	integrating the strategies, cultures, technologies and operations of the acquired company;

•	retaining and assimilating the key personnel of the acquired company;

•	retaining customers of the acquired company;

•	implementing uniform standards, controls, procedures, policies and information systems;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	the possibility that our due diligence did not surface all material issues related to the RLD Acquisition or that factors outside of our control will not later arise;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	the diversion of management's attention from ongoing business concerns and performance shortfalls as a result of the diversion of management's attention to the integration process; and

•	achieving revenue growth because of risks involving (1) the ability to retain customers, (2) the ability to sell the products of the acquired company to our existing customers, and (3) the ability to sell our products to the customers of the acquired company.

Many of these factors will be outside of our control and any one or more of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially and adversely impact our business, financial condition and results of operations. In addition, even if the operations of RLD are integrated successfully with our operations, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Our earnings would be reduced if our goodwill or intangible assets recorded as part of the RLD Acquisition were to become impaired.

We recorded goodwill and identifiable intangible assets as part of the RLD Acquisition in February 2012. Goodwill is generated when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If our goodwill or intangible assets recorded in connection with the RLD Acquisition were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill or intangible assets would not impact cash flow, tangible capital or liquidity.

We may face risks relating to currency fluctuations and currency exchange.

Historically the Company has had limited exposure to currency fluctuations since transactions with customers located outside the United States have generally been denominated in U.S. Dollars.  As a result of the RLD Acquisition, however, the Company anticipates that sales in Canada will increase during 2012, which sales may be denominated in Canadian Dollars. In addition, the Company may incur certain expenses which are denominated in Canadian Dollars in connection with the maintenance and operation of a sales and distribution facility in Canada. The Company's functional currency is the U.S. dollar. Accordingly, any revenue and expense denominated in Canadian Dollars will need to be translated into U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between the Canadian Dollar and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. We do not engage in currency hedging activities to limit the risks of currency fluctuations. The Company anticipates that sales in Canada during 2012 should be less than $2,000,000. Currency fluctuations could adversely impact our results of operations, cash flows and financial position.

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

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. We do not anticipate material capital expenditures during the fiscal year ending 2012 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

All of our direct labor employees located at the Old Bridge, New Jersey facility are members of the International Brotherhood of Electrical Workers Union, Local 2066 (the “Union”), under a collective bargaining agreement, which expires in February 2013. In connection with any renewal or renegotiation of the labor agreement upon its termination, there can be no assurance that work stoppages will not occur or that we will be able to agree upon terms for future agreements with the Union. Any work stoppages could have a material adverse effect on our business operations, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which is owned by the Company. The Old Bridge Facility is encumbered by a mortgage held by Sovereign Business Capital in the principal amount of $2,833,000 as of December 31, 2011. In conjunction with the closing of the RLD Acquisition on February 1, 2012, the Company increased its borrowings secured by the mortgage on the Old Bridge Facility to $4,350,000. In addition, the Company leases a manufacturing, engineering, sales and administrative facility consisting of one building totaling approximately 88,000 square feet in Franklin, Ohio. The lease for this facility expires in November, 2012. The total lease obligation will be $250,000 during 2012. The Company does not intend to renew this lease, however it does anticipate securing alternative smaller space in or around Franklin, Ohio, the exact nature of which has not as yet been determined. The Company also leases an approximately 3,200 square foot sales and distribution facility in Peterborough, Ontario Canada. The lease for this facility expires in December, 2012 and has an annual rental of approximately $18,000. Management believes that the Old Bridge Facility is adequate to support the Company’s anticipated needs in 2012.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

As of December 31, 2011, the Company’s Chief Executive Officer was indebted to the Company in the amount of $130,000, for which no interest has been charged. This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002. This debt was being repaid at the rate of $1,000 per month, all of which represented principal payments on the indebtedness, until November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. At the time of filing, payments on this indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey. Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Office has made modest elective payments to the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock has been traded on NYSE Amex (formerly American Stock Exchange) since the Company’s initial public offering on December 14, 1995. The following table sets forth for the fiscal quarters indicated, the high and low sale prices for the Company’s Common Stock on NYSE Amex.

Market Information

Fiscal Year Ended December 31, 2011:	High	Low

First Quarter	$2.60	$1.78
Second Quarter	2.35	1.51
Third Quarter	1.83	1.09
Fourth Quarter	1.49	1.02

Fiscal Year Ended December 31, 2010:	High	Low

First Quarter	$1.24	$.91
Second Quarter	1.46	1.00
Third Quarter	2.75	1.18
Fourth Quarter	2.84	1.95

The Company’s Common Stock is traded on NYSE Amex under the symbol “BDR.”

Holders

As of March 1, 2012, the Company had 51 holders of record of the Common Stock. Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

The Company’s strategy is focused on the development of products for digital signal generation and transmission and, since 2008, the Company entered into and renewed various agreements for technologies in concert with the new digital encoder and EdgeQAM line of products. As a result, the Company continues to significantly expand its digital product lines. The continuing evolution of the Company’s product lines will focus on the increased needs created in the digital space by IPTV, digital SD and HD video content and the transport of these signals over state of the art broadband networks.

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

In 2010, as a result of the Company’s reduced sales levels in 2009, the Company reduced its operating expenses through the reduction of head count and the reduction of outside consultant fees. The Company realized approximately $1.1 million of annualized operating expense savings from these reductions.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema. Since then, the parties have agreed to extend the exclusivity arrangement, with the most recent extension occurring in September, 2011 which extended exclusivity through the end of 2012. In connection with the most recent extension, World Cinema committed to purchase approximately $2.2 million of EQAM-400 through the third quarter of 2012. World Cinema’s purchases of this product were approximately $2,160,000 and $5,439,000 in 2011 and 2010, respectively. Future purchase commitments by World Cinema would allow them to further extend this exclusivity arrangement. The EQAM-400 product accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

On February 1, 2012, the Company’s newly formed, wholly-owned subsidiary, R. L. Drake Holdings, LLC (“RLD”), acquired substantially all of the assets and assumed certain specified liabilities of R. L. Drake, LLC, a Delaware limited liability company (“Seller”), pursuant to an Asset Purchase Agreement dated as of February 1, 2012, as amended by a certain First Amendment to Asset Purchase Agreement dated February 3, 2012 (as so amended, the “Asset Purchase Agreement”) (the “RLD Acquisition”). The assets acquired from Seller include assets used in manufacturing and delivering electronic communications solutions for cable television systems, digital television reception, video signal distribution and digital video encoding, including equipment, supplies and other tangible personal property, inventory, accounts receivable, business records, trademarks and other intellectual property rights. The purchase price was comprised of approximately $6,476,995 paid at closing, subject to certain adjustments based upon a post-closing audit of the balance sheet of Seller, plus contingent purchase price payments of up to $1,500,000 in the aggregate that may be made over the next three years if certain financial results are realized.

RLD manufactures and distributes similar products to those currently being produced by the Company. The acquisition allows the Company to leverage the combined research and development and sales and marketing departments to shorten the development and manufacturing cycle and deliver a more complete compliment of business and product solutions for the markets the Company serves.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at its New Jersey facility. Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. The Company may transition additional products to the PRC if determined by the Company to be advantageous based upon changing business and market conditions. Manufacturing products both at the Company’s Old Bridge facility as well as in the PRC, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage. As a result of the RLD Acquisition, the Company acquired a leased manufacturing, engineering, sales and administrative facility in Franklin, Ohio at which the RLD products are manufactured. The lease for this facility expires in November, 2012. The Company does not intend to renew this lease, however it does anticipate securing alternative smaller space in or around Franklin, Ohio, the exact nature of which has not as yet been determined. The Company intends to transition manufacturing of certain RLD products from the Ohio facility to the Old Bridge facility during 2012.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation (“XATA”)). A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City. The Company received $2,968,000 and $2,331,000 in revenue from Buffalo City in 2011 and 2010, respectively. In addition, the Company’s accounts receivable included $960,000 (21% of total accounts receivable) and $767,000 (21% of total accounts receivable) due from Buffalo City at December 31, 2011 and 2010, respectively. The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions. In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation (the “XATA Agreement”), which sets forth the terms and conditions of purchases by XATA of the next generation of the product. The XATA Agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company. In November 2011, the Company and Buffalo City entered into a letter agreement (the “Buffalo City Agreement”) to memorialize the agreement by which the Company approved Buffalo City to act as an approved third party lender to XATA and has permitted Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit of $1,000,000, the terms for payment of which were net 110 days after shipment. Under the terms of the XATA Agreement, the obligations of Buffalo City to the Company are guaranteed by XATA. During the first quarter of 2012, Buffalo City advised the Company that Buffalo City would no longer be financing products as an approved third-party lender for XATA. As such, effective as of February 10, 2012, the Company and Buffalo City terminated Buffalo City’s status as an approved lender under the Buffalo City Agreement. The Company continues to contract manufacture products directly for XATA under the XATA Agreement and does not anticipates that the termination of the Buffalo City Agreement will have any adverse impact on aggregate sales of these contract manufactured products.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data from continuing operations as a percentage of net sales.

	Year Ended December 31,
	2011	2010

Net sales	100.0%	100.0%
Costs of goods sold	64.2	59.8
Gross profit	35.8	40.2
Selling expenses	9.9	10.4
General and administrative expenses	16.5	15.1
Research and development expenses	10.2	8.2
Earnings (loss) from operations	(0.8)	6.5
Other expense, net	0.7	0.6
Earnings (loss) before income taxes	(1.5)	5.9
Provision (benefit) for income taxes	-	-

2011 Compared with 2010

Net Sales. Net sales decreased $3,845,000 or 12.6% to $26,663,000 in 2011 from $30,508,000 in 2010. The decrease is primarily attributed to a decrease in sales of digital video headend products and analog video headend products offset by an increase in sales of contract manufactured products. Sales of digital video headend products were $9,096,000 and $12,770,000, sales of analog video products were $6,907,000 and $8,337,000 and sales of contract manufactured products were $3,296,000 and $2,331,000 in 2011 and 2010, respectively. The overall sales decrease is due primarily to reduced sales of the EdgeQAM product due to a customer reducing demand to match their deployment schedule. The Company has experienced and expects to continue to see a shift in product mix from analog products to digital products. The Company does not anticipate its sales of contract manufactured products to be adversely affected by the termination of its business with Buffalo City, inasmuch as those sales should be replaced by direct sales to XATA.

Cost of Goods Sold. Cost of goods sold decreased to $17,122,000 for 2011 from $18,243,000 in 2010 but increased as a percentage of sales to 64.2% from 59.8%. The decrease is primarily attributed to a decrease in net sales. The increase as a percentage of sales is primarily attributed to a less favorable product mix. The Company expects costs of goods sold as a percentage of sales to be approximately 62% in 2012.

Selling Expenses. Selling expenses decreased to $2,649,000 for 2011 from $3,183,000 in 2010 and decreased as a percentage of sales to 9.9% for 2011 from 10.4% for 2010. This $534,000 decrease is primarily attributable to a decrease in salaries and fringe benefits of $262,000 due to reduced headcount, and a decrease in royalties of $256,000. The headcount reductions were implemented by management in response to general economic conditions and the Company’s 2009 reduced sales levels. The decrease in royalties was due to decreased sales of products incorporating technologies for which the Company pays royalty fees. The Company expects royalty fees to increase as more of its products incorporate third-party proprietary technologies and as sales of such products increase. The Company anticipates that selling expenses may increase in 2012 compared to 2011 as a result of the RLD Acquisition.

General and Administrative Expenses. General and administrative expenses decreased to $4,410,000 in 2011 from $4,597,000 for 2010 but increased as a percentage of sales to 16.5% for 2011 from 15.1% in 2010. The $187,000 decrease was primarily the result of a reduction in salaries and fringe benefits of $259,000 due to the elimination of an executive bonus accrual of $259,000 offset by an increase in capital taxes of $90,000. The percentage increase was primarily the result of decreased net sales. The Company anticipates that general and administrative expenses may increase in 2012 compared to 2011 as a result of the RLD Acquisition.

Research and Development Expense. Research and development expenses increased to $2,716,000 in 2011 from $2,508,000 in 2010 and increased as a percentage of sales to 10.2% in 2011 from 8.2% in 2010. This $208,000 increase is primarily attributable to an increase in amortization of license fees of $274,000. This increase in licensing was part of the Company’s strategy to continue increasing its research and development capabilities during 2011 and future periods, particularly with regard to new digital products. The percentage increase was primarily the result of decreased net sales. The Company anticipates that research and development expenses may increase in 2012 compared to 2011 as a result of the RLD Acquisition.

Operating Income (Loss). Operating loss of $(234,000) for 2011 represents a decrease of $2,211,000 from operating income of $1,977,000 in 2010. Operating income (loss) as a percentage of sales decreased to (0.8)% in 2011 from 6.5% in 2010.

Interest expense. Interest expense decreased to $183,000 in 2011 from $199,000 in 2010. The decrease is the result of lower average borrowings.

Income Taxes. The provision for income taxes was zero for each of 2011 and 2010. The provision is a result of a decrease in the deferred tax assets due to certain temporary differences being realized offset by an increase in the valuation allowance in 2011 of $57,000 and a decrease in the valuation allowance of $917,000 in 2010, respectively, since the gross deferred tax asset has been increased and reduced, respectively. A valuation allowance is recorded since the realization of the entire deferred tax benefit is not considered more likely than not. The Company believes its current projected taxable income over the next five years as well as certain tax strategies are adequate to the realization of the remaining deferred tax benefit.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2011 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

As of December 31, 2011 and 2010, the Company’s working capital was $11,838,000 and $12,181,000, respectively. The decrease in working capital is attributable primarily to the Company’s increased benefit liability of $581,000.

The Company’s net cash provided by operating activities for the year ended December 31, 2011 was $239,000 primarily due to a net loss of $411,000, offset by non-cash expenses of $1,572,000, compared to net cash provided by operating activities for the year ended December 31, 2010 of $3,071,000 due to net earnings of $1,785,000, offset by non-cash expenses of $1,464,000.

Cash used in investing activities was $872,000, which was attributable primarily to capital expenditures of $200,000 and acquisition of licenses of $672,000.

Cash used in financing activities was $208,000 for the period ended December 31, 2011, comprised primarily of repayment of debt of $259,000 offset by $25,000 in additional borrowings of debt and proceeds from the exercise of stock options of $26,000.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00%. The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%. Prime was 3.25% at December 31, 2011.

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

On February 1, 2012, the Company entered into a Second Amendment to Revolving Credit, Term Loan and Security Agreement (the “Second Amendment”) with Sovereign, to amend the Sovereign Financing. The Second Amendment (1) increased the maximum amount which may be borrowed by the Company under the Revolver to $8,500,000 from $5,000,000, (2) extended the termination date of the Sovereign Agreement from January 15, 2013 to February 1, 2015, (3) modified the amounts which may be borrowed under the Revolver based on certain percentages of Eligible Inventory, (as defined in the Sovereign Agreement) which are included in such calculation, (4) modified certain financial covenants, and (5) increased the Term Loan to $4,350,000.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $2,833,000 at December 31, 2011, and $4,350,000 at February 1, 2012, after giving effect to the RLD Acquisition.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities, as evidenced by the Second Amendment.

There was no utilization of the Revolver by the Company during 2011.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sovereign Agreement. As of December 31, 2011, the Company had approximately $5,000,000 of availability for borrowing under its Revolver with Sovereign, which was subsequently increased to approximately $5,935,000 on February 1, 2012 due to the Second Amendment. As a result of the RLD acquisition the Company had approximately $1,264,000 of remaining availability as of February 1, 2012. The Company anticipates that amounts that it may borrow under the Revolver could increase following the completion by Sovereign of its field examination of RLD’s inventory and accounts receivable and the resultant inclusion of a portion of such assets as Eligible Inventory and Eligible Receivables under the Sovereign Agreement. The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on February 1, 2015. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2015, there can be no assurances that it will do so. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $431,000 and $117,000 in the years ended December 31, 2011 and 2010, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

Inventory and Obsolescence

The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company estimates and projects those products that are unlikely to be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months, have been classified as non-current. This procedure has been applied to the December 31, 2011 and 2010 inventories and, accordingly, $5,564,000 and $6,093,000, respectively, have been classified to non-current assets.

Approximately 47% of the non-current inventories are comprised of finished goods. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes for finished goods, historical and projected usage of raw materials, and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. During 2011 and 2010, the Company recorded an increase to its reserve of $275,000 and $620,000, respectively. The increases in the inventory reserve during 2011 and 2010 were primarily the result of an increase in certain obsolete raw materials. The Company believes reserves are adequate and inventories are reflected at net realizable value.

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

Valuation of Deferred Tax Assets

Management periodically evaluates its ability to recover the reported amount of its deferred income tax assets considering several factors, including the estimate of the likelihood that it will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, which indicated that it was more likely than not that the Company would not realize the benefits related to the deferred tax assets, the Company recorded a valuation allowance equal to a significant portion of the net deferred tax assets as of December 31, 2011 and 2010.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. These requirements are in effect for fiscal years, and interim periods within those years, beginning after December 15, 2011  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of December 31, 2011 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2011 or 2010, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2011.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about the Company’s directors and executive officers, its Audit Committee and the Audit Committee’s “audit committee financial expert,” is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2012 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2012 Annual Meeting of Stockholders.

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

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2012 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLANS

The following table provides certain summary information as of December 31, 2011 concerning our compensation plans (including individual compensation arrangements) under which shares of our Common Stock may be issued.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights(#)		Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights($)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In The First Column)(#)

Equity Compensation Plans Approved By Security Holders	1,641,832	(1)	$2.14	696,584	(2)

Equity Compensation Plans Not Approved By Security Holders	0		0	0

Total	1,641,832		$2.14	696,584

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

(2) Includes 573,251 shares of the Company’s Common Stock available for issuance as stock option grants, stock appreciation rights, restricted or unrestricted stock awards or performance based stock awards under the 2005 Employee Equity Incentive Plan, as amended. Includes 123,333 shares of the Company’s Common Stock available for issuance as stock option grants, stock appreciation rights, or restricted or unrestricted stock awards under the 2005 Director Equity Incentive Plan, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2012 Annual Meeting of Stockholders. Information about the independence of each director or nominee for director of the Company during 2011 is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accountants” and “Pre-Approval Policy for Services by Independent Registered Public Accountants” in the Company’s proxy statement for its 2012 Annual Meeting of Stockholders.

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

(b)	Index to Exhibits:

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A for the period ending December 31, 2007, originally filed May 9, 2008.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.1	1994 Incentive Stock Option Plan.	Incorporated by reference from Exhibit 10.5 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.2	1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.3	First Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 10.5(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

10.4	Second Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.3 to S-8 Registration Statement No. 333-52519 originally filed on May 13, 1998.

10.5	Third Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.4 to S-8 Registration Statement No. 333-37670, originally filed May 23, 2000.

10.6	Fourth Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.5 to S-8 Registration Statement No. 33-96993, originally filed July 24, 2002.

10.7	Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Appendix B to Registrant’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed March 27, 1998.

10.8	First Amendment to the Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-111367, originally filed on December 19, 2003.

10.9	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.10 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.10	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.22 to S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

Exhibit #	Description	Location
10.11	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

10.12	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan	Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders held on May 24, 2005.

10.13	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan	Incorporated by reference from Appendix B to the Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders held on May 24, 2005.

10.14	Form of Option Agreement under the 1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.

10.15	Form of Option Agreement under the 1996 Director Option Plan.	Incorporated by reference from Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.

10.16	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 15, 2005.

10.17	Form of Option Agreement under the 2005 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2007, filed March 31, 2008.

10.18	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.19	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.20	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 18, 2011, filed May 20, 2011.

10.21	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated May 18, 2011, filed May 20, 2011.

10.22	First Amendment to Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders held on May 23, 2007.

10.23	Second Amendment to Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan, as amended.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders held on May 19, 2010.

Exhibit #	Description	Location
10.24	First Amendment to Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan.	Incorporated by reference from Appendix C to Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders held on May 19, 2010.

10.25	Deferred Compensation Plan for James A. Luksch, effective as of January 1, 2011, as amended and restated on February 4, 2011.	Incorporated by reference from Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.26	Revolving Credit, Term Loan and Security Agreement, dated August 6, 2008, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated August 6, 2008, filed August 8, 2008.

10.27	First Amendment to Revolving Credit, Term Loan and Security Agreement, dated January 14, 2011, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 14, 2011, filed January 20, 2011.

10.28	Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated February 1, 2012, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated February 1, 2012, filed February 7, 2012.

21	Subsidiaries of Blonder Tongue Laboratories, Inc.	Filed herewith.

23.1	Consent of Marcum LLP.	Filed herewith.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibits 10.1-10.8 and 10.11-10.25 represent management contracts or compensation plans or arrangements.

(c)	Financial Statement Schedules:

The following financial statement schedule is included on page 59 of this Annual Report on Form 10-K:

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Blonder Tongue Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended December 31, 2011 and 2010 included on Page 59. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Marcum llp

New York, NY

March 30, 2012

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2011	2010

Assets
Current assets:
Cash	$851	$1,717
Accounts receivable, net of allowance for doubtful accounts of $173 and $143 respectively	4,485	3,677
Inventories	7,567	7,672
Prepaid and other current assets	399	429
Deferred income taxes	383	383
Total current assets	13,685	13,878
Inventories, net non-current	5,564	6,093
Property, plant and equipment, net of accumulated depreciation and amortization	3,852	3,812
License agreements, net	676	754
Other assets, net	196	177
Deferred income taxes	1,898	1,898
	$25,871	$26,612
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$258	$235
Accounts payable	352	593
Accrued compensation	258	498
Accrued benefit pension liability	781	200
Income taxes payable	49	49
Other accrued expenses	149	122
Total current liabilities	1,847	1,697

Long-term debt	2,821	2,872
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,660	25,429
Retained earnings	4,785	5,196
Accumulated other comprehensive loss	(1,942)	(1,256)
Treasury stock, at cost, 2,248 and 2,266 shares	(7,308)	(7,334)
Total stockholders’ equity	21,203	22,043
	$25,871	$26,612

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended
	December 31
	2011	2010

Net sales	$26,663	$30,508
Cost of goods sold	17,122	18,243
Gross profit	9,541	12,265
Operating expenses:
Selling expenses	2,649	3,183
General and administrative	4,410	4,597
Research and development	2,716	2,508
	9,775	10,288
Earnings (loss) from operations	(234)	1,977

Other expense:
Interest expense	(183)	(199)
Interest and other income	6	7
	(177)	(192)
Earnings (loss) before income taxes	(411)	1,785
Provision (benefit) for income taxes	-	-
Net earnings (loss)	$(411)	$1,785
Basic net earnings (loss) per share	$(0.07)	$0.29
Diluted net earnings (loss) per share	$(0.07)	$0.28
Basic weighted average shares outstanding	6,210	6,192
Diluted weighted average shares outstanding	6,210	6,285

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
	Common Stock				Other
			Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at January 1, 2010	8,465	$8	$25,339	$3,411	$(1,264)	$(7,339)	$20,155
Net earnings	-	-	-	1,785	-	-	1,785
Recognized pension gain, net of taxes	-	-	-	-	8	-	8
Comprehensive income	-	-	-	-	-	-	1,793
Stock option exercises						5	5
Stock-based Compensation	-	-	90	-	-	-	90
Balance at December 31, 2010	8,465	8	25,429	5,196	(1,256)	(7,334)	22,043
Net loss	-	-	-	(411)	-	-	(411)
Recognized pension loss, net of taxes	-	-	-	-	(686)	-	(686)
Comprehensive loss	-	-	-	-	-	-	(1,097)
Stock option exercises						26	26
Stock-based Compensation	-	-	231	-	-	-	231
Balance at December 31, 2011	8,465	$8	$25,660	$4,785	$(1,942)	$(7,308)	$21,203

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2011	2010

Cash Flows From Operating Activities:
Net earnings (loss)	$(411)	$1,785
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	391	352
Amortization	750	476
Stock-based compensation expense	231	90
Provision for inventory reserves	275	620
Provision for doubtful accounts	30	15
Non cash pension expense	(105)	(89)
Changes in operating assets and liabilities:
Accounts receivable	(838)	367
Inventories	359	(599)
Prepaid and other current assets	30	161
Other assets	(19)	58
Accounts payable, accrued expenses and accrued compensation	(454)	(165)
Net cash provided by operating activities	239	3,071
Cash Flows From Investing Activities:
Capital expenditures	(200)	(117)
Acquisition of licenses	(672)	(1,023)
Net cash used in investing activities	(872)	(1,140)
Cash Flows From Financing Activities:
Repayments of debt	(259)	(22,169)
Borrowings of debt	-	21,936
Proceeds from exercise of stock options	26	5
Net cash used in financing activities	(233)	(228)
Net increase (decrease) in cash	(866)	1,703
Cash, beginning of year	1,717	14
Cash, end of year	$851	$1,717
Supplemental Cash Flow Information:
Cash paid for interest	$183	$199
Cash paid for income taxes	-	-

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve based on historical experience, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2011 is adequate; however, actual write-offs might exceed the recorded allowance.

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

(f)	Intangible Assets

The components of intangible assets consisting entirely of license agreements that are carried at cost less accumulated amortization are as follows:

	December 31,
	2011	2010

License agreements	$3,474	$2,802
Accumulated amortization	(2,798)	(2,048)
	$676	$754

Amortization is computed utilizing the straight-line method over the estimated useful life of the respective asset. Amortization expense for intangible assets was $750 and $476 for the years ending December 31, 2011 and 2010, respectively. Intangible asset amortization is projected to be approximately $676 for the year ending December 31, 2012.

(g)	Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2011.

(h)	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2011 and 2010. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible.

(i)	Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

(j)	Revenue Recognition

The Company records revenues when products are shipped and the amount of revenue is determinable and collection is reasonably assured. Customers do not have a right of return. The Company provides a three year warranty on most products. Warranty expense was not deemed material in the two year period ended December 31, 2011.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(k)	Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,328 and 1,109 related to stock options for December 31, 2011 and 2010, respectively. These shares were excluded due to their antidilutive effect.

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

The Company utilizes interest rate swaps at times to manage interest rate exposures. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The Company did not hold an interest rate swap at December 31, 2011 or 2010. The Company does not hold or issue financial instruments for trading purposes.

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

At December 31, 2011, approximately 34% of the Company’s employees were covered by a three year collective bargaining agreement, that was scheduled to expire in February 2012, but was extended on the same terms and conditions for an additional one year, until February 2013.

The Company’s analog video headend products accounted for approximately 26% and 27% of the Company’s revenues in the years ended December 31, 2011 and 2010, respectively. The Company’s digital video headend products accounted for approximately 34% and 42% of the Company’s revenues in the years ended December 31, 2011 and 2010, respectively. Any substantial decrease in sales of analog video headend products without a related increase in digital video headend products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(o)	Share Based Payments

The Company accounts for share based payments in accordance with ASC Topic 718 “Compensation – Stock Payments” (“ASC Topic 718”). The statement requires companies to expense the value of employee stock options and similar awards. Under ASC Topic 718, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under ASC Topic 718 was $231 and $90 for the years ended December 31, 2011 and 2010, respectively.

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 6.0 and 5.5 years; no dividend yield; volatility at 79% and 78%, and risk free interest rate of 2.58% and 2.13% for 2011 and 2010, respectively.

(p)	Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would require adjustment to or disclosure in the consolidated financial statements., other than as more fully described in Note 13 – Subsequent Events.

(q)	Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. These requirements are in effect for fiscal years, and interim periods within those years, beginning after December 15, 2011  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2011 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2011 or 2010, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

(r)	Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. Royalty expense was $122 and $379 for the years ended December 31, 2011 and 2010, respectively. The Company amortizes license fees over the life of the relevant contract.

(s)	Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2011 and 2010 and cumulative translation gains and losses as of December 31, 2011 and 2010 were not material.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(t)	Other Comprehensive(Loss) Income

Comprehensive (loss) income is a measure of income which includes both net (loss) income and other comprehensive (loss) income.  Other comprehensive(loss) income results from items deferred from recognition into the statement of operations and principally consists of unrecognized pension losses net of taxes.  Accumulated other comprehensive (loss) income is separately presented on the Company's consolidated balance sheet as part of stockholders’ equity.

Note 2 – Inventories

Inventories, net of reserves, are summarized as follows:

	December 31,
	2011	2010
Raw materials	$5,757	$6,151
Work in process	1,336	1,971
Finished goods	7,437	7,711
	14,530	15,833
Less current inventory	(7,567)	(7,672)
	6,963	8,161
Less reserve for slow moving and obsolete inventory	(1,399)	(2,068)
	$5,564	$6,093

The Company recorded a $275 and $620 increase in the provision for slow moving and obsolete inventory during the years ended December 31, 2011 and 2010, respectively. In 2011 and 2010, the Company wrote off fully reserved inventories of approximately $944 and $1,125, respectively.

Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2011	2010
Land	$1,000	$1,000
Building	3,361	3,361
Machinery and equipment	9,371	8,992
Furniture and fixtures	408	408
Office equipment	2,161	2,109
Building improvements	1,029	1,029
	17,330	16,899
Less: Accumulated depreciation and amortization	(13,478)	(13,087)
	$3,852	$3,812

Depreciation expense amounted to approximately $391 and $352 during the years ended December 31, 2011 and 2010, respectively.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00%. The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%. Prime was 3.25% at December 31, 2011.

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

On February 1, 2012, the Company entered into a Second Amendment to Revolving Credit, Term Loan and Security Agreement (the “Second Amendment”) with Sovereign, to amend the Sovereign Financing. The Second Amendment (1) increased the maximum amount which may be borrowed by the Company under the Revolver to $8,500 from $5,000, (2) extended the termination date of the Sovereign Agreement from January 15, 2013 to February 1, 2015, (3) modified the amounts which may be borrowed under the Revolver based on certain percentages of Eligible Inventory, (as defined in the Sovereign Agreement) which are included in such calculation, (4) modified certain financial covenants, and (5) increased the Term Loan to $4,350.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $0 at December 31, 2011. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $2,833 at December 31, 2011 and $4,350 at February 1, 2012, after giving effect to the RLD Acquisition described in Note 13 – Subsequent Event.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities, as evidenced by the Second Amendment.

Long-term debt consists of the following:

	December 31,
	2011	2010
Revolving loan	$-	$-
Term loan	2,833	3,033
Capital leases (Note 5)	246	74
	3,079	3,107
Less: Current portion	(258)	(235)
	$2,821	$2,872

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Annual maturities of long term debt at December 31, 2011 are $258 in 2012, $2,695 in 2013, $54 in 2014, $50 in 2015 and $22 in 2016.

Note 5 – Commitments and Contingencies

Leases

The Company leases certain factory, office and automotive equipment under noncancellable operating leases and equipment under capital leases expiring at various dates through September, 2017.

Future minimum rental payments, required for all noncancellable leases are as follows:

	Capital	Operating
2012	$70	$92
2013	70	29
2014	60	10
2015	53	4
2016	22	4
Thereafter	-	3
Total future minimum lease payments	275	$142
Less: amounts representing interest	(29)
Present value of minimum lease payments	$246

Property, plant and equipment included capitalized leases of $295 and $139 at December 31, 2011 and 2010, less accumulated amortization of $63 and $16 at December 31, 2011 and 2010, respectively.

Rent expense was $155 and $198 for the years ended December 31, 2011 and 2010, respectively.

Litigation

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note 6 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $200 and $227, for the years ended December 31, 2011 and 2010, respectively.

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

The following table sets forth the change in projected benefit obligation, change in plan assets and funded status of the defined benefit pension plan:

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,791	$2,460
Service cost	0	0
Interest cost	145	144
Plan participants’ contributions	0	0
Amendments	0	0
Actuarial loss (gain)	571	250
Business combinations	0	0
Divestitures	0	0
Curtailments	0	0
Settlements	0	0
Special termination benefits	0	0
Benefits paid	(213)	(63)
Currency translation adjustment	0	0
Benefit obligation at end of year	$3,294	$2,791

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,591	$2,163
Actual return on plan assets	(65)	291
Employer contribution	200	200
Business combinations	0	0
Divestitures	0	0
Settlements	0	0
Plan participants’ contributions	0	0
Benefits paid	(213)	(63)
Administrative Expenses Paid	0	0
Currency Translation Adjustment	0	0
Fair value of plan assets at end of year	$2,513	$2,591

Funded status	$(781)	$(200)

Amounts Recognized in the Statement of Financial Position consists of:
Noncurrent assets	$0	$0
Current liabilities	$0	$0
Noncurrent liabilities	$(781)	$(200)
Net amount recognized	$(781)	$(200)

	2011	2010

Change in Accumulated Other Comprehensive Income (Loss)	-	-

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net actuarial loss (gain)	$1,942	$1,256
Prior service cost (credit)	-	-
Unrecognized net initial obligation (asset)	-	-
Total (before tax effects)	$1,942	$1,256

Accumulated benefit Obligation End of Year	$3,294	$2,791

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

	2011	2010
Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit of obligation	$3,294	$2,791
Accumulated benefit obligation	$3,294	$2,791
Fair value of plan assets	$2,513	$2,591

Weighted-Average Assumptions Used to Determine Benefit Obligation in Excess of Plan Assets:
Discount Rate	4.50%	5.50%
Salary Scale	N/A	N/A

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (Loss)
Net periodic cost
Service cost	$0	$0
Interest cost	145	144
Expected return on plan assets	(180)	(150)
Recognized prior service cost (credit)	0	0
Recognized actuarial (gain) loss	130	118
Recognized net initial obligation (asset)	0	0
Recognized actuarial (gain) loss due to curtailments	0	0
Recognized actuarial (gain) loss due to settlements	0	0
Recognized actuarial (gain) loss due to special termination benefits	0	0
Net periodic benefit cost	$95	$112

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net actuarial loss (gain)	$816	$110
Recognized actuarial loss (gain)	(130)	(118)
Prior service cost (credit)	0	0
Recognized prior service cost (credit)	0	0
Total net obligation	0	0
Total recognized in other comprehensive income (before tax effects)	$686	$(8)

Total recognized in net periodic benefit cost and other comprehensive income (loss) (before tax effects)	$780	$104

	2011	2010
Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain)/loss recognition	$206	$125
Prior service cost recognition	$0	$0
Net initial obligations/(asset) recognition	$0	$0

Weighted-Average Assumptions Used to Determine Net Periodic Cost for Fiscal Periods Ending as of December 31
Discount rate	5.50%	6.00%
Expected asset return	7.00%	7.00%
Salary Scale	N/A	N/A

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Plan Assets

Asset Category	Expected Long- Term Return	Target Allocation	2011	2010
Equity securities	8.50%	55%	68%	63%
Debt securities	5.50%	45%	32%	37%
Total	7.00%	100%	100%	100%

Estimated Future Benefit Payments
Expected company contributions in the following fiscal year	$200
Expected Benefit Payments:
In the first year following the disclosure date	$69
In the second year following the disclosure date	$134
In the third year following the disclosure date	$84
In the fourth year following the disclosure date	$136
In the fifth year following the disclosure date	$134
In the sixth year following the disclosure date	$759

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

Note 7 - Related Party Transactions

As of December 31, 2011 and 2010, the Chief Executive Officer was indebted to the Company in the amount of $130 and $136, respectively, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at December 31, 2011 and 2010. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Office has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $11.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation (“XATA”)). A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City. The Company received $2,968 and $2,331 in revenue from Buffalo City in 2011 and 2010, respectively. In addition, the Company’s accounts receivable included $960 (21% of total accounts receivable) and $767 (21% of total accounts receivable) due from Buffalo City at December 31, 2011 and 2010, respectively. The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions. In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation (the “XATA Agreement”), which sets forth the terms and conditions of purchases by XATA of the next generation of the product. The XATA Agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company. In November 2011, the Company and Buffalo City entered into a letter agreement (the “Buffalo City Agreement”) to memorialize the agreement by which the Company approved Buffalo City to act as an approved third party lender to XATA and has permitted Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit of $1,000, the terms for payment of which were net 110 days after shipment. Under the terms of the XATA contract, the obligations of Buffalo City are guaranteed by XATA. During the first quarter of 2012, Buffalo City advised the Company that Buffalo City would no longer be financing products as an approved third-party lender for XATA. As such, effective as of February 10, 2012, the Company and Buffalo City terminated Buffalo City’s status as an approved lender under the Buffalo City Agreement. The Company continues to contract manufacture products directly for XATA under the XATA Agreement and does not anticipates that the termination of the Buffalo City Agreement will have any adverse impact on aggregate sales of these contract manufactured products.

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

Credit risk with respect to trade accounts receivable was concentrated with three of the Company’s customers in each of 2011 and 2010. These customers accounted for approximately 60% and 56% of the Company’s outstanding trade accounts receivable at December 31, 2011 and 2010, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

The Company’s largest customer accounted for approximately 22% and 15% of the Company’s sales in each of the years ended December 31, 2011 and 2010, respectively. This customer accounted for approximately 20% and 11% of the Company’s outstanding trade accounts receivable at December 31, 2011 and 2010, respectively. A second customer accounted for approximately 14% and 28% of the Company’s sales in each of the years ended December 31, 2011 and 2010, respectively. This customer accounted for approximately 19% and 24% of the Company’s outstanding trade accounts receivable at December 31, 2011 and 2010, respectively. A third customer accounted for 11% of the Company’s sales in the year ended December 31, 2011 and less than 10% in the year ended December 31, 2010, and 21% of the Company’s outstanding accounts receivable at both December 31, 2011 and 2010. The Company had sales outside the United States of approximately 3% and 2% in each of years ended December 31, 2011 and 2010, respectively.

Note 9 – Stock Repurchase Program

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”). The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2011, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program. The Company intends to continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. During 2011 and 2010, the Company did not purchase any of its Common Stock under the 2002 Program or 2007 Program.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 10 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2011 and 2010, there were no outstanding preferred shares.

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

The following tables summarize information about stock options outstanding for the years ended December 31, 2011 and 2010:

	1994 Plan (#)	Weighted- Average Exercise Price ($)	1995 Plan (#)	Weighted- Average Exercise Price ($)	1996 Plan (#)	Weighted- Average Exercise Price ($)	2005 Employee Plan (#)	Weighted- Average Exercise Price ($)	2005 Director Plan (#)	Weighted- Average Exercise Price ($)
Shares under option:
Options outstanding at January 1, 2010	7	2.88	562	4.07	120	3.72	917	1.87	197	1.47
Granted	-	-	-	-	-	-	-	-	50	1.33
Exercised	-	-	-	-	-	-	-	-	-	-
Forfeited	-	-	(154)	5.86	(20)	7.03	(107)	2.01	-	-
Options outstanding at December 31, 2010	7	2.88	408	3.39	100	3.06	810	1.86	247	1.44
Granted	-	-	-	-	-	-	245	1.93	50	1.93
Exercised	-	-	-	-	-	-	(18)	1.80	-	-
Forfeited	(7)	2.88	(131)	3.08	(20)	2.88	(36)	2.50	(20)	1.63
Options outstanding at December 31, 2011	-	-	277	3.54	80	3.10	1,001	1.86	277	1.51
Options exercisable at December 31, 2011	-	-	277	3.54	80	3.10	756	1.84	237	1.44
Weighted-average fair value of options granted during:

2010	-		-		-		-		$0.88
2011	-		-		-		-		$0.88

Total options available for grant were 697 and 937 at December 31, 2011 and December 31, 2010, respectively.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number of Options Outstanding at 12/31/11	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price ($)	Number Exercisable at 12/31/11	Weighted- Average Exercise Price ($)

1994 Plan:	-	-	-	-	-

1995 Plan: 3.12 to 3.84	277	1.1	3.54	277	3.54

1996 Plan: 2.05 to 3.85	80	1.1	3.10	80	3.10

2005 Employee Plan: 0.76 to 3.84	1,001	5.9	1.86	756	1.84

2005 Director Plan: 0.76 to 1.98	277	5.3	1.51	237	1.44

The exercisable options under each of the Plans at December 31, 2011 had an intrinsic value of $0.

Note 12 - Income Taxes

The following summarizes the provision (benefit) for income taxes:

	2011	2010
Current:
Federal	$—	$149
State and local	—	45
Tax benefit for utilization of fully reserved net operating losses	—	(194)
	—	—
Deferred:
Federal	(46)	779
State and local	(11)	138
	(57)	917
Valuation allowance	57	(917)
Provision (benefit) for income taxes	$-	$-

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

	2011	2010
Provision (benefit) for Federal income taxes at the statutory rate	$(140)	$607
State and local income taxes, net of Federal benefit	5	110
Permanent differences:
Stock compensation	93	36
Other	5	27
Net operating loss true up	(20)	137
State rate adjustment	-	-
Change in valuation allowance	57	(917)
Provision (benefit) for income taxes	$-	$-

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	80	57
Inventories	835	1,138
Goodwill	473	838
Net operating loss carry forward	5,626	5,010
Other	104	-
Total deferred tax assets	7,118	7,043
Deferred tax liabilities:
Depreciation	(86)	(68)
Total deferred tax liabilities	(86)	(68)
	7,032	6,975
Valuation allowance	(4,751)	(4,694)
Net	$2,281	$2,281

The Company has recorded $383 of short term and $1,898 of long term deferred tax assets as of both December 31, 2011 and 2010, since it projects recovering these benefits over the next three to five years. The Company also considered various tax strategies in arriving at the carrying amount of deferred tax assets. A valuation allowance has been recorded against the balance of the long-term deferred tax benefits since management does not believe the realization of these benefits is more likely than not. As of December 31, 2011, the Company had federal net operating loss carry forwards and state net operating loss carry forwards of approximately $14,070 and $9,429, which will begin to expire in the year 2023 and 2012, respectively. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2008.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 13 – Subsequent Event

On February 1, 2012, the Company’s newly formed, wholly-owned subsidiary, R. L. Drake Holdings, LLC (“RLD”), a Delaware limited liability company, entered into an Asset Purchase Agreement by and among RLD, R. L. Drake, LLC, a Delaware limited liability company (“Seller”), R. L. Drake Acquisition Corporation, a Delaware corporation, and WBMK Holding Company, an Ohio corporation, as amended by a certain First Amendment to Asset Purchase Agreement dated February 3, 2012 (as so amended, the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, on February 1, 2012, RLD acquired substantially all of the assets and assumed certain specified liabilities of Seller. The purchase price was comprised of approximately $6,477 paid at closing, subject to certain adjustments based upon a post-closing audit of the balance sheet of Seller, plus contingent purchase price payments of up to $1,500 in the aggregate that may be made over the next three years if certain financial results are realized. The assets acquired from Seller include assets used in manufacturing and delivering electronic communications solutions for cable television systems, digital television reception, video signal distribution and digital video encoding, including equipment, supplies and other tangible personal property, inventory, receivables, business records, trademarks and other intellectual property rights. The Asset Purchase Agreement includes customary representations and warranties and post-closing covenants, including indemnification obligations, subject to certain limitations, on behalf of the parties with respect to the Asset Purchase Agreement. In addition, the Seller and certain members of the Seller agreed, for a period of five (5) years, not to engage in any business that competes with the business formerly conducted by Seller and/or sold by Seller to RLD or the business presently conducted by RLD or any affiliate of RLD or solicit employees or customers of Seller or RLD or any affiliate of RLD.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

for the years ended December 31, 2011 and 2010

(Dollars in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged	Charged
Allowance for Doubtful	Beginning	to	to Other	Deductions		Balance at
Accounts	of Year	Expenses	Accounts	Write-Offs		End of Year
Year ended December 31, 2011:	$143	$30	-	-		$173
Year ended December 31, 2010:	$164	$15	-	$(36)		$143

Deferred Tax Asset
Valuation Allowance
Year ended December 31, 2011:	$4,694	$57	-	-		$4,751
Year ended December 31, 2010:	$5,611	-	-	$(917)		$4,694

Inventory Reserve
Year ended December 31, 2011:	$2,068	$275	-	$(944	)(1)	$1,399
Year ended December 31, 2010:	$2,573	$620	-	$(1,125	)(1)	$2,068

(1)	Disposal of fully reserved inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: March 30, 2012	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James A. Luksch	Director and Chief Executive Officer	March 30, 2012
James A. Luksch	(Principal Executive Officer)

/s/ Eric Skolnik	Senior Vice President and Chief	March 30, 2012
Eric Skolnik	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. PallÉ, Jr.	Director, President, Chief Operating	March 30, 2012
Robert J. Pallé, Jr.	Officer and Secretary

/s/ Anthony Bruno	Director	March 30, 2012
Anthony Bruno

/s/ James F. Williams	Director	March 30, 2012
James F. Williams

/s/ Charles E. Dietz	Director	March 30, 2012
Charles E. Dietz

/s/ Gary P. Scharmett	Director	March 30, 2012
Gary P. Scharmett

/s/ Steven L. Shea	Director	March 30, 2012
Steven L. Shea

