Form 10-Q
period 2012-03-31
BLONDER TONGUE LABORATORIES INC
filed 2012-05-15
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Number of shares of common stock, par value $.001, outstanding as of May 6, 2012: 6,215,556

The Exhibit Index appears on page 16.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash	$300	$851
Accounts receivable, net of allowance for doubtful accounts of $173	4,089	4,485
Inventories	10,559	7,567
Prepaid and other current assets	891	399
Deferred income taxes	383	383
Total current assets	16,222	13,685
Inventories, net non-current	5,222	5,564
Property, plant and equipment, net of accumulated depreciation and amortization	4,422	3,852
License agreements, net	557	676
Intangible assets, net	2,661	-
Goodwill	493	-
Other assets, net	249	196
Deferred income taxes	1,898	1,898
	$31,724	$25,871
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,792	$-
Current portion of long-term debt	259	258
Accounts payable	1,633	352
Accrued compensation	761	258
Accrued benefit pension liability	781	781
Income taxes payable	49	49
Other accrued expenses	359	149
Total current liabilities	7,634	1,847

Long-term debt	4,305	2,821
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares;
No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,722	25,660
Retained earnings	3,305	4,785
Accumulated other comprehensive loss	(1,942)	(1,942)
Treasury stock, at cost, 2,248 shares	(7,308)	(7,308)
Total stockholders’ equity	19,785	21,203
	$31,724	$25,871

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$6,508	$5,998
Cost of goods sold	4,597	3,841
Gross profit	1,911	2,157
Operating expenses:
Selling	800	667
General and administrative	1,597	1,098
Research and development	907	664
	3,304	2,429
Loss from operations	(1,393)	(272)
Other expense - interest expense (net)	(87)	(44)
Loss before income taxes	(1,480)	(316)
Provision (benefit) for income taxes	-	-
Net loss	$(1,480)	$(316)
Basic and diluted net loss per share	$(0.24)	$(0.05)
Basic and diluted weighted average shares outstanding	6,216	6,205

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Month Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,480)	$(316)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock compensation expense	62	19
Depreciation	122	86
Amortization	231	156
Allowance for doubtful accounts	-	-
Provision for inventory reserves	215	106
Changes in operating assets and liabilities:
Accounts receivable	938	537
Inventories	283	(757)
Prepaid and other current assets	(462)	(339)
Other assets	(53)	(14)
Accounts payable, accrued compensation and other accrued expenses	1,398	544
Net cash provided by operating activities	1,254	22
Cash Flows From Investing Activities:
Capital expenditures	(22)	(48)
Acquisition of licenses	(70)	(156)
Acquisition of R.L. Drake assets	(6,990)	-
Net cash used in investing activities	(7,082)	(204)
Cash Flows From Financing Activities:
Borrowings on line of credit	3,792	-
Borrowings of debt	1,550	-
Repayments of debt	(65)	(61)
Proceeds from exercise of stock options	-	21
Net cash provided by (used in) financing activities	5,277	(40)
Net decrease in cash	(551)	(222)
Cash, beginning of period	851	1,717
Cash, end of period	$300	$1,495
Supplemental Cash Flow Information:
Cash paid for interest	$69	$45
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Note 1 - Company and Basis of Presentation

Blonder Tongue Laboratories, Inc. (together with its consolidated subsidiaries, the “Company”) is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport, and broadband product solutions to the cable markets the Company serves, including the multi-dwelling unit market, the lodging/hospitality market and the institutional market including, hospitals, prisons and schools, primarily throughout the United States. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The results for the first quarter of 2012 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at March 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2011.

Note 2 - Acquisition

On February 1, 2012, the Company’s newly formed, wholly-owned subsidiary, R. L. Drake Holdings, LLC (“RLD”), a Delaware limited liability company, entered into an Asset Purchase Agreement by and among RLD, R. L. Drake, LLC, a Delaware limited liability company (“Seller”), R. L. Drake Acquisition Corporation, a Delaware corporation, and WBMK Holding Company, an Ohio corporation, as amended by a certain First Amendment to Asset Purchase Agreement dated February 3, 2012 (as so amended, the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, on February 1, 2012, RLD acquired substantially all of the assets and assumed certain specified liabilities of Seller. The purchase price was comprised of approximately $6,990 paid at closing, which included a preliminary working capital adjustment of $515, subject to certain adjustments based upon a post-closing audit of the balance sheet of the business acquired from Seller (comprised of the purchased assets and the assumed liabilities as of the close of business on the closing date), plus contingent purchase price payments of up to $1,500 in the aggregate that may be made over the next three years if certain financial results are realized. The assets acquired from Seller include assets used in the manufacturing and delivery of electronic communications solutions for cable television systems, digital television reception, video signal distribution and digital video encoding, including equipment, supplies and other tangible personal property, inventory, accounts receivable, business records, trademarks and other intellectual property rights. The Asset Purchase Agreement includes customary representations and warranties and post-closing covenants, including indemnification obligations, subject to certain limitations, on behalf of the parties with respect to the Asset Purchase Agreement. In addition, the Seller and certain members of the Seller agreed, for a period of five (5) years, not to engage in any business that competes with the business formerly conducted by Seller and/or sold by Seller to RLD or the business presently conducted by RLD or any affiliate of RLD or solicit employees or customers of Seller or RLD or any affiliate of RLD.

The net assets acquired were:

Accounts receivable	$542
Inventories	3,148
Prepaid expenses	30
Property and equipment	670
Intangible assets	2,703
Goodwill	493
Accounts payable	(529)
Other accrued expenses	(67)
$6,990

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

The Company accounted for the business combination using the acquisition method of accounting. The results of operations for the three months ended March 31, 2012, include the revenue and expenses of the acquired business since the date of acquisition. The unaudited pro forma financial results for the three months ended March 31, 2012 and 2011, combines the historical results of the Seller with those of the Company as if this acquisition had been completed as of each of the periods presented. There were no material non-recurring pro forma adjustments directly attributable to this acquisition.

Pro Forma Combined Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Net sales	$7,161	$9,485
Loss from operations	$(1,161)	$94
Net loss	$(1,289)	$(208)
Basic and diluted net loss per share	$(0.21)	$(0.03)
Basic and diluted weighted average shares outstanding	6,216	6,205

The net sales and net loss of RLD alone for the three months ended March 31, 2012 as shown above were $1,962 and ($72), respectively.

Note 3- Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,328 and 435 related to stock options for the three month period ended March 31, 2012 and 2011, respectively. These shares were excluded due to their antidilutive effect.

Note 4 – New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. These requirements are in effect for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of March 31, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2012 or 2011, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Note 5 – Inventories

Inventories net of reserves are summarized as follows:

	(unaudited)
	March 31, 2012	December 31, 2011
Raw Materials	$6,855	$5,757
Work in process	2,405	1,336
Finished Goods	8,135	7,437
	17,395	14,530
Less current inventory	(10,559)	(7,567)
	6,836	6,963
Less Reserve primarily for slow moving and obsolete inventory	(1,614)	(1,399)
	$5,222	$5,564

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

Approximately 49% and 47% of the non-current inventories were comprised of finished goods at March 31, 2012 and December 31, 2011, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 6 – Debt

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00%. The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%. Prime was 3.25% on March 31, 2012.

On January 14, 2011, the Company and Sovereign entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement (the “First Amendment”) with Sovereign, to amend the Sovereign Financing. The First Amendment (1) increased the maximum amount that may be borrowed by the Company under the Revolver to $5,000 from $4,000, (2) extended the termination date of the Sovereign Agreement from August 6, 2011 to January 15, 2013, (3) modified the definition of “Eligible Receivables” to increase the permitted concentration percentage of certain customer receivables (as defined in the Sovereign Agreement) which are included in such calculation, and (4) modified a certain financial covenant.

On February 1, 2012, the Company entered into a Second Amendment to Revolving Credit, Term Loan and Security Agreement (the “Second Amendment”) with Sovereign, to amend the Sovereign Financing. The Second Amendment (1) added RLD as a co-borrower, (2) increased the maximum amount that may be borrowed by the Company under the Revolver to $8,500 from $5,000, (3) extended the termination date of the Sovereign Agreement from January 15, 2013 to February 1, 2015, (4) modified the amounts that may be borrowed under the Revolver based on certain percentages of Eligible Inventory, (as defined in the Sovereign Agreement) that are included in such calculation, (5) modified certain financial covenants, and (6) increased the Term Loan to $4,350.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. As of March 31, 2012, the Company had a $3,792 balance under the Revolver. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. As of March 31, 2012, the outstanding balance under the Tem Loan was $4,333.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 7 – Related Party Transactions

As of March 31, 2012 and December 31, 2011, the Chief Executive Officer was indebted to the Company in the amount of $128 and $130, respectively, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at March 31, 2012 and December 31, 2011. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Officer has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $13.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation (“XATA”)). A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City. The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions. In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation (the “XATA Agreement”), which sets forth the terms and conditions of purchases by XATA of the next generation of the product. The XATA Agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company. In November 2011, the Company and Buffalo City entered into a letter agreement (the “Buffalo City Agreement”) to memorialize the agreement by which the Company approved Buffalo City to act as an approved third party lender to XATA and has permitted Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit of $1,000, the terms for payment of which were net 110 days after shipment. Under the terms of the XATA contract, obligations of Buffalo City were guaranteed by XATA. During the first quarter of 2012, Buffalo City advised the Company that Buffalo City would no longer be financing products as an approved third-party lender for XATA. As such, effective as of February 10, 2012, the Company and Buffalo City terminated Buffalo City’s status as an approved lender under the Buffalo City Agreement. All amounts due from Buffalo City to the Company under the Buffalo City Agreement have been fully paid. The Company received zero and $622 in revenue from Buffalo City in the three months ended March 31, 2012 and 2011, respectively. In addition, the Company’s accounts receivable included zero and $960 (21% of total accounts receivable) due from Buffalo City at March 31, 2012 and December 31, 2011, respectively. The Company continues to contract manufacture products directly for XATA under the XATA Agreement and does not anticipate that the termination of the Buffalo City Agreement will have a material adverse impact on aggregate sales of these contract manufactured products.

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the filing of its consolidated financial statements with the SEC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The Company’s strategy is focused on the development of products for digital signal generation and transmission and, since 2008 the Company entered into and renewed various agreements for technologies in concert with the new digital encoder and EdgeQAM line of products. As a result, the Company continues to significantly expand its digital product lines. The continuing evolution of the Company’s product lines will focus on the increased needs created in the digital space by Internet Protocol Television (“IPTV”), digital standard definition (“SD”) and high definition (“HD”) video content and the transport of these signals over state of the art broadband networks.

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

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the “EQAM-400”) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema. Since then, the parties have agreed to extend the exclusivity arrangement, with the most recent extension occurring in September, 2011 which extended exclusivity through the end of 2012. In connection with the most recent extension, World Cinema committed to purchase approximately $2.2 million of EQAM-400 through the third quarter of 2012. World Cinema’s purchases of this product were approximately $532,000 and $828,000 in the three months ended March 31, 2012 and 2011, respectively. Future purchase commitments by World Cinema would allow them to further extend this exclusivity arrangement. The EQAM-400 product accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

On February 1, 2012, the Company’s newly formed, wholly-owned subsidiary, R. L. Drake Holdings, LLC (“RLD”), a Delaware limited liability company, entered into an Asset Purchase Agreement by and among RLD, R. L. Drake, LLC, a Delaware limited liability company (“Seller”), R. L. Drake Acquisition Corporation, a Delaware corporation, and WBMK Holding Company, an Ohio corporation, as amended by a certain First Amendment to Asset Purchase Agreement dated February 3, 2012 (as so amended, the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, on February 1, 2012, RLD acquired substantially all of the assets and assumed certain specified liabilities of Seller (the “RLD Acquisition”). The purchase price was comprised of approximately $6,990,000 paid at closing, which included a preliminary working capital adjustment of $515,000, subject to certain adjustments based upon a post-closing audit of the balance sheet of the business acquired from Seller (comprised of the purchased assets and the assumed liabilities as of the close of business on the closing date), plus contingent purchase price payments of up to $1,500,000 in the aggregate that may be made over the next three years if certain financial results are realized. The assets acquired from Seller include assets used in the manufacturing and delivery of electronic communications solutions for cable television systems, digital television reception, video signal distribution and digital video encoding, including equipment, supplies and other tangible personal property, inventory, accounts receivable, business records, trademarks and other intellectual property rights. The Asset Purchase Agreement includes customary representations and warranties and post-closing covenants, including indemnification obligations, subject to certain limitations, on behalf of the parties with respect to the Asset Purchase Agreement. In addition, the Seller and certain members of the Seller agreed, for a period of five (5) years, not to engage in any business that competes with the business formerly conducted by Seller and/or sold by Seller to RLD or the business presently conducted by RLD or any affiliate of RLD or solicit employees or customers of Seller or RLD or any affiliate of RLD.

RLD manufactures and distributes similar products to those currently being produced by the Company. The acquisition allows the Company to leverage the combined research and development and sales and marketing departments to shorten the development and manufacturing cycle and deliver a more complete compliment of business and product solutions for the markets the Company serves.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at its New Jersey facility. Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. The Company may transition additional products to the PRC if determined by the Company to be advantageous based upon changing business and market conditions. Manufacturing products both at the Company’s Old Bridge facility as well as in the PRC, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage. As a result of the RLD Acquisition, the Company acquired a leased manufacturing, engineering, sales and administrative facility in Franklin, Ohio at which the RLD products are manufactured. The lease for this facility expires in November, 2012. The Company does not intend to renew this lease, however it does anticipate securing alternative smaller space in or around Franklin, Ohio, the exact nature of which has not as yet been determined. The Company has begun the process of transitioning the manufacture of RLD products from the Ohio facility to the Old Bridge facility and anticipates completing this transition during the third quarter of 2012.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation (“XATA”)). A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City. The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions. In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation (the “XATA Agreement”), which sets forth the terms and conditions of purchases by XATA of the next generation of the product. The XATA Agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company. In November 2011, the Company and Buffalo City entered into a letter agreement (the “Buffalo City Agreement”) to memorialize the agreement by which the Company approved Buffalo City to act as an approved third party lender to XATA and has permitted Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit of $1,000,000, the terms for payment of which were net 110 days after shipment. Under the terms of the XATA Agreement, obligations of Buffalo City to the Company were guaranteed by XATA. During the first quarter of 2012, Buffalo City advised the Company that Buffalo City would no longer be financing products as an approved third-party lender for XATA. As such, effective as of February 10, 2012, the Company and Buffalo City terminated Buffalo City’s status as an approved lender under the Buffalo City Agreement. All amounts due from Buffalo City to the Company under the Buffalo City Agreement have been fully paid. The Company received zero and $622,000 in revenue from Buffalo City in the three months ended March 31, 2012 and 2011, respectively. In addition, the Company’s accounts receivable included zero and $960,000 (21% of total accounts receivable) due from Buffalo City at March 31, 2012 and December 31, 2011, respectively. The Company continues to contract manufacture products directly for XATA under the XATA Agreement and does not anticipate that the termination of the Buffalo City Agreement will have a material adverse impact on aggregate sales of these contract manufactured products.

Results of Operations

First three months of 2012 Compared with first three months of 2011

Net Sales. Net sales increased $510,000, or 8.5%, to $6,508,000 in the first three months of 2012 from $5,998,000 in the first three months of 2011. The increase is primarily attributed to an increase in sales of digital video headend products and HFC distribution products. Sales of digital video headend products were $2,633,000 and $2,137,000 and HFC distribution products were $1,182,000 and $972,000 in the first three months of 2012 and 2011, respectively. The Company has experienced and expects to continue to see a shift in product mix from analog products to digital products. The Company does not anticipate its sales of contract manufactured products to be adversely affected by the termination of its business with Buffalo City, inasmuch as those sales should be replaced by direct sales to XATA. The RLD Acquisition contributed $1,401,000 to net sales for the first three months of 2012.

Cost of Goods Sold. Cost of goods sold increased to $4,597,000 for the first three months of 2012 from $3,841,000 for the first three months of 2011 and increased as a percentage of sales to 70.6% from 64.0%. The increase was primarily due to an increase in sales of lower margin products. The increase as a percentage of sales was primarily attributed to an increase in inventory reserve of $110,000, an overall reduction in manufacturing overhead, as well as a less favorable product mix. As a result of the RLD Acquisition, $865,000 of costs of goods sold is included in the first three months of 2012, which represents 61.7% of RLD’s related nets sales. The Company expects cost of goods sold as a percentage of sales to decrease in the remaining quarters of 2012 as products manufactured by RLD in Ohio are transitioned to the Old Bridge facility and as overall product mix is anticipated to improve.

Selling Expenses. Selling expenses increased to $800,000 for the first three months of 2012 from $667,000 in the first three months of 2011, and increased as a percentage of sales to 12.3% for the first three months of 2012 from 11.1% in the first three months of 2011. The $133,000 increase was primarily the result of an increase in salary expense (including fringe benefits) of $130,000 due to increased headcount primarily related to the RLD Acquisition. The percentage increase was also the result of the ongoing operation of RLD.

General and Administrative Expenses. General and administrative expenses increased to $1,597,000 for the first three months of 2012 from $1,098,000 for the first three months of 2011, and increased as a percentage of sales to 24.5% for the first three months of 2012 from 18.3% for the first three months of 2011. The $499,000 increase was primarily the result of increased professional fees of $246,000, increased travel expenses of $34,000, increased salary expense (including fringe benefits) of $99,000 due to increased headcount, and increased amortization expense of $42,000 relating to intangible assets, all associated with the RLD Acquisition. The percentage increase was primarily the result of the aforementioned increases.

Research and Development Expenses. Research and development expenses increased to $907,000 in the first three months of 2012 from $664,000 in the first three months of 2011 and increased as a percentage of sales to 13.9% for the first three months of 2012 from 11.1% for the first three months of 2011. This $243,000 increase is primarily the result of an increase in salary expense (including fringe benefits) of $160,000 associated with the increased headcount of ongoing operation of RLD, as well as an increase in amortization expense of $33,000 relating to license fees. The percentage increase was primarily the result of the aforementioned increases. These increases were part of the Company’s strategy to continue increasing its research and development capabilities.

Operating Income (Loss). Operating loss of $(1,393,000) for the first three months of 2012 represents an increase from the operating loss of $(272,000) for the first three months of 2011. Operating loss as a percentage of sales was (21.4%) in the first three months of 2012 compared to (4.5%) in the first three months of 2011.

Other Expense. Interest expense increased to $87,000 in the first three months of 2012 from $45,000 in the first three months of 2011. The increase is the result of higher average borrowing.

Income Taxes.  The current provision for income taxes for the first three months of 2012 and 2011 was zero.  A valuation allowance was recorded for the benefit of the 2011 tax loss and the first quarter 2012 impact was not material.

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, the Company’s working capital was $8,588,000 and $11,838,000, respectively. The decrease in working capital is primarily due to an increase in the Revolver of $3,792,000 due to the RLD Acquisition.

The Company’s net cash provided by operating activities for the three month period ended March 31, 2012 was $1,254,000, compared to net cash provided by operating activities of $22,000 for the three month period ended March 31, 2011, primarily due to a decrease in accounts receivable of $938,00 as well as an increase in accounts payable of $752,000.

Cash used in investing activities for the three month period ended March 31, 2012 was $7,082,000, of which $6,990,000 was attributable to the RLD Acquisition.

Cash provided by financing activities was $5,277,000 for the first three months of 2012, which was comprised of borrowings on the Revolver of $3,792,000 and additional borrowings under the Term Loan of $1,550,000 for the RLD Acquisition offset by repayment of debt of $65,000.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00%. The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%. Prime was 3.25% at March 31, 2012.

On January 14, 2011, the Company entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement (the “First Amendment”) with Sovereign, to amend the Sovereign Financing. The First Amendment (1) increased the maximum amount that may be borrowed by the Company under the Revolver to $5,000,000 from $4,000,000, (2) extended the termination date of the Sovereign Agreement from August 6, 2011 to January 15, 2013, (3) modified the definition of “Eligible Receivables” to increase the permitted concentration percentage of certain customer receivables (as defined in the Sovereign Agreement) which are included in such calculation, and (4) modified a certain financial covenant.

On February 1, 2012, the Company entered into a Second Amendment to Revolving Credit, Term Loan and Security Agreement (the “Second Amendment”) with Sovereign, to amend the Sovereign Financing. The Second Amendment (1) added RLD as a co-borrower, (2) increased the maximum amount that may be borrowed by the Company under the Revolver to $8,500,000 from $5,000,000, (3) extended the termination date of the Sovereign Agreement from January 15, 2013 to February 1, 2015, (4) modified the amounts that may be borrowed under the Revolver based on certain percentages of Eligible Inventory, (as defined in the Sovereign Agreement) that are included in such calculation, (5) modified certain financial covenants, and (6) increased the Term Loan to $4,350,000.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $4,333,000 at March 31, 2012.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sovereign Financing. As of March 31, 2012, the Company had approximately $3,792,000 outstanding under the Revolver and $1,968,000 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on February 1, 2015. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2015, there can be no assurances that it will do so. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $22,000 and $431,000 in the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

New Accounting Pronouncements

See Note 4 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the Company’s consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2012.

During the quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

As of March 31, 2012, the Company’s Chief Executive Officer was indebted to the Company in the amount of $128,000, for which no interest has been charged. This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Office has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $13,000 through March 31, 2012.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 16 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: May 15, 2012	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

2.1	Asset Purchase Agreement dated as of February 1, 2012 by and among R. L. Drake Holdings, LLC, R. L. Drake, LLC, R. L. Drake Acquisition Corporation and WBMK Holding Company	Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A dated February 1, 2012, filed April 17, 2012.

2.2	First Amendment to Asset Purchase Agreement dated as of February 3, 2012 by and among R. L. Drake Holdings, LLC, R. L. Drake, LLC, R. L. Drake Acquisition Corporation and WBMK Holding Company	Incorporated by reference from Exhibit 2.2 to Registrant’s Current Report on Form 8-K/A dated February 1, 2012, filed April 17, 2012.

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K/A originally filed May 9, 2008.

10.1	Second Amendment to Revolving Credit, Term Loan and Security Agreement dated February 1, 2012	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated February 1, 2012, filed February 7, 2012.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.

101.1	Interactive date files	Filed herewith.

