Form 10-Q
period 2012-06-30
BLONDER TONGUE LABORATORIES INC
filed 2012-08-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, par value $.001, outstanding as of August 6, 2012: 6,215,556

The Exhibit Index appears on page 19.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$211	$851
Accounts receivable, net of allowance for doubtful accounts of $173	4,826	4,485
Inventories	9,791	7,567
Prepaid and other current assets	912	399
Deferred income taxes	383	383
Total current assets	16,123	13,685
Inventories, net non-current	5,414	5,564
Property, plant and equipment, net of accumulated depreciation and amortization	4,348	3,852
License agreements, net	491	676
Intangible assets, net	2,597	-
Goodwill	493	-
Other assets, net	240	196
Deferred income taxes	1,898	1,898
	$31,604	$25,871
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,854	$-
Current portion of long-term debt	270	258
Accounts payable	2,330	352
Accrued compensation	551	258
Accrued benefit pension liability	781	781
Income taxes payable	49	49
Other accrued expenses	244	149
Total current liabilities	8,079	1,847

Long-term debt	4,280	2,821
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,765	25,660
Retained earnings	2,722	4,785
Accumulated other comprehensive loss	(1,942)	(1,942)
Treasury stock, at cost, 2,248 shares	(7,308)	(7,308)
Total stockholders’ equity	19,245	21,203
	$31,604	$25,871

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$7,803	$7,206	$14,311	$13,204
Cost of goods sold	5,200	4,612	9,797	8,453
Gross profit	2,603	2,594	4,514	4,751
Operating expenses:
Selling	822	593	1,622	1,260
General and administrative	1,350	1,168	2,947	2,266
Research and development	930	675	1,837	1,339
	3,102	2,436	6,406	4,865
Earnings (loss) from operations	(499)	158	(1,892)	(114)
Other Expense: Interest expense (net)	(84)	(53)	(171)	(97)
Earnings (loss) before income taxes	(583)	105	(2,063)	(211)
Provision (benefit) for income taxes	-	-	-	-
Net earnings (loss)	$(583)	$105	$(2,063)	$(211)
Basic and diluted net earnings (loss) per share	$(0.09)	$0.02	$(0.33)	$(0.03)
Basic and diluted weighted average shares outstanding	6,216	6,211	6,216	6,208

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(2,063)	$(211)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock compensation expense	105	93
Depreciation	255	180
Amortization	465	330
Provision for inventory reserves	437	144
Changes in operating assets and liabilities:
Accounts receivable	201	(244)
Inventories	637	(301)
Prepaid and other current assets	(483)	(206)
Other assets	(44)	(420)
Accounts payable, accrued compensation and other accrued expenses	1,800	668
Net cash provided by operating activities	1,310	411
Cash Flows From Investing Activities:
Capital expenditures	(81)	(364)
Acquisition of licenses	(174)	(432)
Acquisition of R.L. Drake assets	(7,020)	-
Net cash used in investing activities	(7,275)	(796)
Cash Flows From Financing Activities:
Net borrowings on line of credit	3,854	-
Borrowings of debt	1,601	231
Repayments of debt	(130)	(122)
Proceeds from exercise of stock options	-	23
Net cash provided by financing activities	5,325	132
Net decrease in cash	(640)	(253)
Cash, beginning of period	$851	1,717
Cash, end of period	$211	$1,464
Supplemental Cash Flow Information:
Cash paid for interest	$156	$100
Cash paid for income taxes	-	-

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

The results for the second quarter of 2012 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at June 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2011.

Note 2 - Liquidity

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sovereign Financing (as defined in Note 7 below). As of June 30, 2012, the Company had approximately $3,854 outstanding under the Revolver (as defined in Note 7 below) and $3,207 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on February 1, 2015. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2015, there can be no assurances that it will do so. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which were $81 and $431 in the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

Note 3 - Acquisition

On February 1, 2012, the Company’s wholly-owned subsidiary, R. L. Drake Holdings, LLC (“RLD”), a Delaware limited liability company, acquired substantially all of the assets and assumed certain specified liabilities of R. L. Drake, LLC, a Delaware limited liability company (“Seller”) (the “RLD Acquisition”), pursuant to an Asset Purchase Agreement of even date, by and among RLD, Seller, R. L. Drake Acquisition Corporation, a Delaware corporation, and WBMK Holding Company, an Ohio corporation, as amended by a certain First Amendment to Asset Purchase Agreement dated February 3, 2012 (as so amended, the “Asset Purchase Agreement”). The purchase price was approximately $7,020, which included a working capital adjustment of approximately $545, plus contingent purchase price payments of up to $1,500 in the aggregate that may be made over the three-year period after closing if certain financial results are realized. The assets acquired from Seller include assets used in the manufacturing and delivery of electronic communications solutions for cable television systems, digital television reception, video signal distribution and digital video encoding, including equipment, supplies and other tangible personal property, inventory, accounts receivable, business records, trademarks and other intellectual property rights. The Asset Purchase Agreement includes customary representations and warranties and post-closing covenants, including indemnification obligations, subject to certain limitations, on behalf of the parties with respect to the Asset Purchase Agreement. In addition, the Seller and certain members of the Seller agreed, for a period of five (5) years, not to engage in any business that competes with the business formerly conducted by Seller and/or sold by Seller to RLD or the business presently conducted by RLD or any affiliate of RLD or solicit employees or customers of Seller or RLD or any affiliate of RLD.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

The net assets acquired were:

Accounts receivable	$542
Inventories	3,148
Prepaid expenses	30
Property and equipment	670
Intangible assets	2,703
Goodwill	493
Accounts payable	(529)
Other accrued expenses	(37)
$7,020

The Company accounted for the business combination using the acquisition method of accounting. The Company’s results of operations for the three months and six months ended June 30, 2012, include the revenue and expenses of the acquired business since the date of acquisition. The unaudited pro forma financial results for the three months and six months ended June 30, 2012 and 2011, combines the historical results of the Seller with those of the Company as if this acquisition had been completed as of the beginning of each of the periods presented. There were no material non-recurring pro forma adjustments directly attributable to this acquisition.

Pro Forma Combined Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011
Net sales	$7,847	$9,269	$15,008	$18,754
Earnings (loss) from operations	$(500)	$311	$(1,661)	$405
Net earnings (loss)	$(584)	$38	$(1,873)	$(170)
Basic and diluted net earnings (loss) per share	$(0.09)	$0.01	$(0.30)	$(0.03)
Basic and diluted weighted average shares outstanding	6,216	6,191	6,216	6,191

Note 4- Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,328 and 450 related to stock options for the three and six month periods ended June 30, 2012 and 2011, respectively. These shares were excluded due to their antidilutive effect.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Note 5 – New Accounting Pronouncements

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

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of June 30, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2012 or 2011, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 6 – Inventories

Inventories net of reserves are summarized as follows:

	June 30, 2012	December 31, 2011
Raw Materials	$6,653	$5,757
Work in process	2,180	1,336
Finished Goods	8,208	7,437
	17,041	14,530
Less current inventory	(9,791)	(7,567)
	7,250	6,963
Less Reserve primarily for slow moving and obsolete inventory	(1,836)	(1,399)
	$5,414	$5,564

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

Approximately 48% and 47% of the non-current inventories were comprised of finished goods at June 30, 2012 and December 31, 2011, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 7 – Debt

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00%. The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%. Prime was 3.25% on June 30, 2012.

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

In August, 2012, the Sovereign Agreement was amended to modify a certain financial covenant retroactively effective as of June 30, 2012, relative to the trailing 12-month period ended on such date. Had Sovereign not retroactively amended such financial covenant, the Company would not have been in compliance therewith as of June 30, 2012 and would have required a waiver from Sovereign. Sovereign has advised the Company that had the retroactive amendment not been entered into, such waiver would have been granted.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. As of June 30, 2012, the Company had a $3,854 balance under the Revolver. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. As of June 30, 2012, the outstanding balance under the Tem Loan was $4,283.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Note 8 – Related Party Transactions

As of June 30, 2012 and December 31, 2011, the Chief Executive Officer was indebted to the Company in the amount of $126 and $130, respectively, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at June 30, 2012 and December 31, 2011. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Officer has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $15.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation (“XATA”)). A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City. The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions. In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation (the “XATA Agreement”), which sets forth the terms and conditions of purchases by XATA of the next generation of the product. The XATA Agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company. In November 2011, the Company and Buffalo City entered into a letter agreement (the “Buffalo City Agreement”) to memorialize the agreement by which the Company approved Buffalo City to act as an approved third party lender to XATA and has permitted Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit of $1,000, the terms for payment of which were net 110 days after shipment. Under the terms of the XATA contract, obligations of Buffalo City were guaranteed by XATA. During the first quarter of 2012, Buffalo City advised the Company that Buffalo City would no longer be financing products as an approved third-party lender for XATA. As such, effective as of February 10, 2012, the Company and Buffalo City terminated Buffalo City’s status as an approved lender under the Buffalo City Agreement. All amounts due from Buffalo City to the Company under the Buffalo City Agreement have been fully paid. The Company received no revenue during 2012 from Buffalo City. The Company received $936 and $1,557 in revenue from Buffalo City in the three and six months ended June 30, 2011, respectively. In addition, the Company’s accounts receivable included $960 (21% of total accounts receivable) due from Buffalo City at December 31, 2011. The Company continues to contract manufacture products directly for XATA under the XATA Agreement and the termination of the Buffalo City Agreement has not had a material adverse impact on aggregate sales of these contract manufactured products.

Note 9 – Legal Proceedings

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. In addition, on June 19, 2012, K Tech Telecommunications, Inc. filed a patent infringement complaint against the Company and RLD in the U.S. District Court for the Central District of California, captioned as K Tech v. Blonder Tongue Laboratories, Inc. and R.L. Drake Holdings, LLC, CV12-05316 (the “Litigation”). The Litigation alleges that the Company and RLD infringe one or more claims of U.S. Patent Nos. 6,785,903; 7,487,533; 7,761,893; and 7,984,469 (the “K Tech Patents”) and seeks (a) a finding of patent infringement, (b) an injunction against the Company and RLD from further alleged infringement; (c) an award of actual damage suffered by K Tech; and (d) an award of costs relating to the Litigation. The Litigation complaint alleges that Company products DQMx-01, DQMx-02, DQMx-03, DQMx-04, DQMx-10, DQMx-11, DQMx-12, DQMx-13, DQMx-20, DQMx-21, DQMx-22, DQMx-30, DQMx-31, DQMx-40, and MUX-2D-QAM infringe one or more of the K Tech Patents, and alleges that RLD products MQM6000l, MQM10000, DQT1000, and MEQ1000 infringe one or more of the K Tech Patents. All of the aforementioned products are part of the Company’s digital headend product category. At this time, given the recency of the filing, the Company has not been able to determine the complete scope of claims or available defenses, or the potential outcome of the alleged claims of infringement. The Company does presently believe there are reasoned grounds for finding that the K Tech Patents are invalid or unenforceable. The Company intends to defend the Litigation instituted by K Tech. The Company has also commenced discussions with K Tech to potentially resolve the Litigation relating to the K Tech Patents. In order to provide time for such discussions to move forward, the parties have mutually agreed to extend the deadline by which the Company and RLD must respond to the complaint.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Note 10 – Subsequent Events

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

The Company’s strategy is focused on the development of products for digital signal generation and transmission and, since 2008 the Company has entered into and renewed various agreements for technologies in concert with its digital encoder and EdgeQAM line of products. As a result, the Company continues to significantly expand its digital product lines. The continuing evolution of the Company’s product lines will focus on the increased needs created in the digital space by Internet Protocol Television (“IPTV”), digital standard definition (“SD”) and high definition (“HD”) video content and the transport of these signals over state of the art broadband networks.

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue. Accordingly, any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the “EQAM-400”) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema. Since then, the parties have agreed to extend the exclusivity arrangement, with the most recent extension occurring in September, 2011 which extended exclusivity through the end of 2012. In connection with the most recent extension, World Cinema committed to purchase approximately $2.2 million of EQAM-400 through the third quarter of 2012. World Cinema’s purchases of this product were approximately $577,000 and $522,000 in the three months ended June 30, 2012 and 2011, respectively and $1,109,000 and $1,000,000 in the six months ended June 30, 2012 and 2011, respectively. Future purchase commitments by World Cinema would allow them to further extend this exclusivity arrangement. The EQAM-400 product accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

On February 1, 2012, the Company’s wholly-owned subsidiary, R. L. Drake Holdings, LLC (“RLD”), a Delaware limited liability company, acquired substantially all of the assets and assumed certain specified liabilities of R. L. Drake, LLC, a Delaware limited liability company (“Seller”) (the “RLD Acquisition”), pursuant to an Asset Purchase Agreement of even date, by and among RLD, Seller, R. L. Drake Acquisition Corporation, a Delaware corporation, and WBMK Holding Company, an Ohio corporation, as amended by a certain First Amendment to Asset Purchase Agreement dated February 3, 2012 (as so amended, the “Asset Purchase Agreement”). The purchase price was approximately $7,020,000, which included a working capital adjustment of approximately $545,000, plus contingent purchase price payments of up to $1,500,000 in the aggregate that may be made over the three year period after closing if certain financial results are realized. The assets acquired from Seller include assets used in the manufacturing and delivery of electronic communications solutions for cable television systems, digital television reception, video signal distribution and digital video encoding, including equipment, supplies and other tangible personal property, inventory, accounts receivable, business records, trademarks and other intellectual property rights. The Asset Purchase Agreement includes customary representations and warranties and post-closing covenants, including indemnification obligations, subject to certain limitations, on behalf of the parties with respect to the Asset Purchase Agreement. In addition, the Seller and certain members of the Seller agreed, for a period of five (5) years, not to engage in any business that competes with the business formerly conducted by Seller and/or sold by Seller to RLD or the business presently conducted by RLD or any affiliate of RLD or solicit employees or customers of Seller or RLD or any affiliate of RLD.

RLD manufactures and distributes similar products to those currently being produced by the Company. The acquisition allows the Company to leverage the combined research and development and sales and marketing departments to shorten the development and manufacturing cycle and deliver a more complete compliment of business and product solutions for the markets the Company serves.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at its New Jersey facility. Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. The Company may transition additional products to the PRC if determined by the Company to be advantageous based upon changing business and market conditions. Manufacturing products both at the Company’s Old Bridge facility as well as in the PRC, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage. As a result of the RLD Acquisition, the Company assumed certain post-closing obligations for a leased manufacturing, engineering, sales and administrative facility in Franklin, Ohio at which the RLD products were being manufactured. The lease for this facility expires in November, 2012. The Company does not intend to renew this lease, however it does anticipate securing alternative smaller space in or around Franklin, Ohio. The Company began the process of transitioning the manufacture of RLD products from the Ohio facility to the Old Bridge facility shortly after the closing of the RLD Acquisition and has substantially completed this transition during July 2012.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation (“XATA”)). A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City. The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions. In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation (the “XATA Agreement”), which sets forth the terms and conditions of purchases by XATA of the next generation of the product. The XATA Agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company. In November 2011, the Company and Buffalo City entered into a letter agreement (the “Buffalo City Agreement”) to memorialize the agreement by which the Company approved Buffalo City to act as an approved third party lender to XATA and has permitted Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit of $1,000,000, the terms for payment of which were net 110 days after shipment. Under the terms of the XATA Agreement, obligations of Buffalo City to the Company were guaranteed by XATA. During the first quarter of 2012, Buffalo City advised the Company that Buffalo City would no longer be financing products as an approved third-party lender for XATA. As such, effective as of February 10, 2012, the Company and Buffalo City terminated Buffalo City’s status as an approved lender under the Buffalo City Agreement. All amounts due from Buffalo City to the Company under the Buffalo City Agreement have been fully paid. The Company received no revenue during 2012 from Buffalo City. The Company received $936,000 and $1,557,000 in revenue from Buffalo City in the three and six months ended June 30, 2011, respectively. In addition, the Company’s accounts receivable included $960,000 (21% of total accounts receivable) due from Buffalo City at December 31, 2011. The Company continues to contract manufacture products directly for XATA under the XATA Agreement and the termination of the Buffalo City Agreement has not had a material adverse impact on aggregate sales of these contract manufactured products.

Results of Operations

Second three months of 2012 Compared with second three months of 2011

Net Sales. Net sales increased $597,000 or 8.3%, to $7,803,000 in the second three months of 2012 from $7,206,000 in the second three months of 2011. The increase is primarily attributed to an increase in sales of digital video headend products, offset by a decrease in sales of the ClassRoomEdge™ product line, the digital transition product line and contract manufactured products. Sales of digital video headend products were $3,841,000 and $2,467,000, ClassRoomEdge™ products were zero and $174,000, digital transition products were $39,000 and $230,000 and contract manufactured products were $571,000 and $939,000 in the second three months of 2012 and 2011, respectively. The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products. The Company’s sales of contract manufactured products have not been adversely affected by the termination of its business with Buffalo City, inasmuch as those sales have generally been replaced by direct sales to XATA. The RLD Acquisition contributed $1,851,000 to net sales for the second three months of 2012.

Cost of Goods Sold. Cost of goods sold increased to $5,200,000 for the second three months of 2012 from $4,612,000 for the second three months of 2011 and increased as a percentage of sales to 66.6% from 64.0%. The increase was primarily due to an increase in sales of lower margin products. The increase as a percentage of sales was primarily attributed to an increase in inventory reserve of $222,000, an overall reduction in manufacturing overhead, as well as a less favorable product mix. The Company expects cost of goods sold as a percentage of sales to decrease in the remaining quarters of 2012 as products manufactured by RLD in Ohio will have been transitioned to the Old Bridge facility and as overall product mix is anticipated to improve.

Selling Expenses. Selling expenses increased to $822,000 for the second three months of 2012 from $593,000 in the second three months of 2011, and increased as a percentage of sales to 10.5% for the second three months of 2012 from 8.2% in the second three months of 2011. The $229,000 increase was primarily the result of an increase in salary expense (including fringe benefits) of $143,000 due to increased headcount and an increase in travel and entertainment expense of $29,000, both primarily related to the RLD Acquisition. The percentage increase was also the result of the ongoing operation of RLD.

General and Administrative Expenses. General and administrative expenses increased to $1,350,000 for the second three months of 2012 from $1,168,000 for the second three months of 2011, and increased as a percentage of sales to 17.2% for the second three months of 2012 from 16.2% for the second three months of 2011. The $182,000 increase was primarily the result of increased salary expense (including fringe benefits) of $114,000 due to increased headcount, and increased amortization expense of $64,000 relating to intangible assets, all associated with the RLD Acquisition. The percentage increase was primarily the result of these same increases.

Research and Development Expenses. Research and development expenses increased to $930,000 in the second three months of 2012 from $675,000 in the second three months of 2011 and increased as a percentage of sales to 11.9% for the second three months of 2012 from 9.4% for the second three months of 2011. This $255,000 increase is primarily the result of an increase in salary expense (including fringe benefits) of $202,000 associated with the increased headcount of ongoing operation of RLD. The percentage increase was primarily the result of these same increases. These transitional increases were contemplated in connection with the RLD Acquisition; however the Company is presently undertaking an evaluation of its combined research and development capabilities to determine the extent to which future efficiencies can be realized.

Operating Income (Loss). Operating loss of $(499,000) for the second three months of 2012 represents a decrease from the operating income of $158,000 for the second three months of 2011 (due to costs incurred in connection with the acquisition of RLD). Operating income (loss) as a percentage of sales was (6.4%) in the second three months of 2012 compared to 2.2% in the second three months of 2011.

Other Expense. Interest expense increased to $84,000 in the second three months of 2012 from $53,000 in the second three months of 2011. The increase is the result of higher average borrowing.

Income Taxes.  The current provision for income taxes for the second three months of 2012 and 2011 was zero.  A valuation allowance was recorded for the benefit of the 2011 tax loss and the second quarter 2012 impact was not material.

First six months of 2012 Compared with first six months of 2011

Net Sales. Net sales increased $1,107,000, or 8.4%, to $14,311,000 in the first six months of 2012 from $13,204,000 in the first six months of 2011. The increase is primarily attributed to an increase in sales of digital video headend products offset by a reduction in ClassRoomEdge™ product line sales and contract manufactured product sales. Sales of digital video headend products were $6,474,000 and $4,604,000, ClassRoomEdge™ product sales were $6,000 and $445,000 and contract manufactured product sales were $1,146,000 and $1,563,000 in the first six months of 2012 and 2011, respectively. The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products. The Company’s sales of contract manufactured products have not been adversely affected by the termination of its business with Buffalo City, inasmuch as those sales have generally been replaced by direct sales to XATA. The RLD Acquisition contributed $3,252,000 to net sales for the first six months of 2012.

Cost of Goods Sold. Cost of goods sold increased to $9,797,000 for the first six months of 2012 from $8,453,000 for the first six months of 2011 and increased as a percentage of sales to 68.5% from 64.0%. The increase was primarily due to an increase in sales of lower margin products. The increase as a percentage of sales was primarily attributed to an increase in inventory reserve of $437,000, an overall reduction in manufacturing overhead, as well as a less favorable product mix. The Company expects cost of goods sold as a percentage of sales to decrease in the remaining quarters of 2012 as products manufactured by RLD in Ohio will have been transitioned to the Old Bridge facility and as overall product mix is anticipated to improve.

Selling Expenses. Selling expenses increased to $1,622,000 for the first six months of 2012 from $1,260,000 in the first six months of 2011, and increased as a percentage of sales to 11.3% for the first six months of 2012 from 9.5% in the first six months of 2011. The $362,000 increase was primarily the result of an increase in salary expense (including fringe benefits) of $289,000 due to increased headcount and an increase in travel and entertainment expense of $49,000, both primarily related to the RLD Acquisition. The percentage increase was also the result of the ongoing operation of RLD.

General and Administrative Expenses. General and administrative expenses increased to $2,947,000 for the first six months of 2012 from $2,266,000 for the first six months of 2011, and increased as a percentage of sales to 20.5% for the first six months of 2012 from 17.2% for the first six months of 2011. The $681,000 increase was primarily the result of increased professional fees of $286,000, increased salary expense (including fringe benefits) of $242,000 due to increased headcount, and increased amortization expense of $106,000 relating to intangible assets, all associated with the RLD Acquisition. The percentage increase was primarily the result of these same increases.

Research and Development Expenses. Research and development expenses increased to $1,837,000 in the first six months of 2012 from $1,339,000 in the first six months of 2011 and increased as a percentage of sales to 12.8% for the first six months of 2012 from 10.1% for the first six months of 2011. This $498,000 increase is primarily the result of an increase in salary expense (including fringe benefits) of $382,000 associated with the increased headcount of ongoing operation of RLD, as well as an increase in amortization expense of $29,000 relating to license fees. The percentage increase was primarily the result of these same increases. These transitional increases were contemplated in connection with the RLD Acquisition; however the Company is presently undertaking an evaluation of its combined research and development capabilities to determine the extent to which future efficiencies can be realized.

Operating Income (Loss). Operating loss of $(1,892,000) for the first six months of 2012 represents an increase from the operating loss of $(114,000) for the first six months of 2011 (due to costs incurred in connection with the acquisition of RLD). Operating loss as a percentage of sales was (13.2%) in the first six months of 2012 compared to (0.9%) in the first six months of 2011.

Other Expense. Interest expense increased to $171,000 in the first six months of 2012 from $97,000 in the first six months of 2011. The increase is the result of higher average borrowing.

Income Taxes.  The current provision for income taxes for the first six months of 2012 and 2011 was zero.  A valuation allowance was recorded for the benefit of the 2011 tax loss and the six month 2012 impact was not material

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011, the Company’s working capital was $8,044,000 and $11,838,000, respectively. The decrease in working capital is primarily due to an increase in the Revolver of $3,854,000 due to the RLD Acquisition.

The Company’s net cash provided by operating activities for the six month period ended June 30, 2012 was $1,310,000, compared to net cash provided by operating activities of $411,000 for the six month period ended June 30, 2011, primarily due to an increase in accounts payable of $1,978,000.

Cash used in investing activities for the six month period ended June 30, 2012 was $7,275,000, of which $7,020,000 was attributable to the RLD Acquisition.

Cash provided by financing activities was $5,325,000 for the first six months of 2012, which was comprised of borrowings on the Revolver of $3,854,000 and additional borrowings under the Term Loan of $1,550,000 for the RLD Acquisition and additional debt borrowings of $51,000, offset by repayment of debt of $130,000.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00%. The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%. Prime was 3.25% at June 30, 2012.

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

In August, 2012, the Sovereign Agreement was amended to modify a certain financial covenant retroactively effective as of June 30, 2012, relative to the trailing 12-month period ended on such date. Had Sovereign not retroactively amended such financial covenant, the Company would not have been in compliance therewith as of June 30, 2012 and would have required a waiver from Sovereign. Sovereign has advised the Company that had the retroactive amendment not been entered into, such waiver would have been granted.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $4,283,000 at June 30, 2012.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sovereign Financing. As of June 30, 2012, the Company had approximately $3,854,000 outstanding under the Revolver and $3,207,000 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on February 1, 2015. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2015, there can be no assurances that it will do so. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which were $81,000 and $431,000 in the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

New Accounting Pronouncements

See Note 5 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the Company’s consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2012.

During the quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. In addition, on June 19, 2012, K Tech Telecommunications, Inc. filed a patent infringement complaint against the Company and RLD in the U.S. District Court for the Central District of California, captioned as K Tech v. Blonder Tongue Laboratories, Inc. and R.L. Drake Holdings, LLC, CV12-05316 (the “Litigation”). The Litigation alleges that the Company and RLD infringe one or more claims of U.S. Patent Nos. 6,785,903; 7,487,533; 7,761,893; and 7,984,469 (the “K Tech Patents”) and seeks (a) a finding of patent infringement, (b) an injunction against the Company and RLD from further alleged infringement; (c) an award of actual damage suffered by K Tech; and (d) an award of costs relating to the Litigation. The Litigation complaint alleges that Company products DQMx-01, DQMx-02, DQMx-03, DQMx-04, DQMx-10, DQMx-11, DQMx-12, DQMx-13, DQMx-20, DQMx-21, DQMx-22, DQMx-30, DQMx-31, DQMx-40, and MUX-2D-QAM infringe one or more of the K Tech Patents, and alleges that RLD products MQM6000l, MQM10000, DQT1000, and MEQ1000 infringe one or more of the K Tech Patents. All of the aforementioned products are part of the Company’s digital headend product category. At this time, given the recency of the filing, the Company has not been able to determine the complete scope of claims or available defenses, or the potential outcome of the alleged claims of infringement. The Company does presently believe there are reasoned grounds for finding that the K Tech Patents are invalid or unenforceable. The Company intends to defend the Litigation instituted by K Tech. The Company has also commenced discussions with K Tech to potentially resolve the Litigation relating to the K Tech Patents. In order to provide time for such discussions to move forward, the parties have mutually agreed to extend the deadline by which the Company and RLD must respond to the complaint.

As of June 30, 2012, the Company’s Chief Executive Officer was indebted to the Company in the amount of $126,000, for which no interest has been charged. This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Office has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $15,000 through June 30, 2012.

ITEM 5. OTHER INFORMATION

As disclosed above under the heading “Liquidity and Capital Resources,” the Company amended the Sovereign Agreement on August 10, 2012. The description of this amendment herein is qualified in its entirety by reference to the complete terms and conditions of the amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 19 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: August 14, 2012	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K/A originally filed May 9, 2008.

10.1	Third Amendment to Revolving Credit, Term Loan and Security Agreement, dated August 10, 2012, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC	Filed herewith.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.

