Form 10-Q/A
period 2012-06-30
BLONDER TONGUE LABORATORIES INC
filed 2012-09-06
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The Exhibit Index appears on page 4.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“Amendment”) of Blonder Tongue Laboratories, Inc., is to furnish Exhibit 101.1 to the Form 10-Q. Exhibit 101.1 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q originally filed with the SEC on August 14, 2012, and this Amendment does not amend, update or change any other items or disclosure found in the original Form 10-Q. Further, this Amendment does not reflect events that may have occurred subsequent to the original filing date.

Part II - OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 4 herein.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: September 6, 2012	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

3

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K/A originally filed May 9, 2008.

10.1	Third Amendment to Revolving Credit, Term Loan and Security Agreement, dated August 10, 2012, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC	**

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.1*	Interactive data files.	Furnished herewith

*   Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

** Previously filed or furnished as an exhibit to the original Quarterly Report on Form 10-Q filed August 14, 2012.

4