Form 10-Q
period 2012-09-30
BLONDER TONGUE LABORATORIES INC
filed 2012-11-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, par value $.001, outstanding as of October 6, 2012: 6,215,556

The Exhibit Index appears on page 19.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$170	$851
Accounts receivable, net of allowance for doubtful accounts of $173	4,614	4,485
Inventories	10,897	7,567
Prepaid and other current assets	961	399
Deferred income taxes	383	383
Total current assets	17,025	13,685
Inventories, net non-current	4,143	5,564
Property, plant and equipment, net of accumulated depreciation and amortization	4,061	3,852
License agreements, net	535	676
Intangible assets, net	2,534	-
Goodwill	493	-
Other assets, net	232	196
Deferred income taxes	1,898	1,898
	$30,921	$25,871
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,496	$-
Current portion of long-term debt	271	258
Accounts payable	1,862	352
Accrued compensation	688	258
Accrued benefit pension liability	781	781
Income taxes payable	49	49
Other accrued expenses	148	149
Total current liabilities	7,295	1,847

Long-term debt	4,211	2,821
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,844	25,660
Retained earnings	2,813	4,785
Accumulated other comprehensive loss	(1,942)	(1,942)
Treasury stock, at cost, 2,248 shares	(7,308)	(7,308)
Total stockholders’ equity	19,415	21,203
	$30,921	$25,871

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$8,610	$7,004	$22,921	$20,208
Cost of goods sold	5,296	4,573	15,093	13,026
Gross profit	3,314	2,431	7,828	7,182
Operating expenses:
Selling	865	687	2,487	1,947
General and administrative	1,458	1,068	4,405	3,334
Research and development	815	684	2,652	2,023
	3,138	2,439	9,544	7,304
Earnings (loss) from operations	176	(8)	(1,716)	(122)
Other Expense:
Interest expense (net)	(85)	(42)	(256)	(139)
Earnings (loss) before income taxes	91	(50)	(1,972)	(261)
Provision (benefit) for income taxes	-	-	-	-
Net earnings (loss)	$91	$(50)	$(1,972)	$(261)
Basic and diluted net earnings (loss) per share	$0.01	$(0.01)	$(0.32)	$(0.04)
Basic weighted average shares outstanding	6,216	6,212	6,216	6,209
Diluted weighted average shares outstanding	6,263	6,212	6,216	6,209

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,972)	$(261)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss on sale of fixed assets	55	-
Stock compensation expense	184	163
Depreciation	382	285
Amortization	703	528
Provision for inventory reserves	614	183
Allowance for doubtful accounts	-	30
Changes in operating assets and liabilities:
Accounts receivable	413	(329)
Inventories	625	(176)
Prepaid and other current assets	(532)	(154)
Other assets	(36)	(23)
Accounts payable, accrued compensation and other accrued expenses	1,372	568
Net cash provided by operating activities	1,808	814
Cash Flows From Investing Activities:
Proceeds on sale of fixed assets	130	-
Capital expenditures	(106)	(366)
Acquisition of licenses	(393)	(654)
Acquisition of R.L. Drake assets	(7,020)	-
Net cash used in investing activities	(7,389)	(1,020)
Cash Flows From Financing Activities:
Net borrowings on line of credit	3,496	-
Borrowings of debt	1,601	231
Repayments of debt	(197)	(196)
Proceeds from exercise of stock options	-	23
Net cash provided by financing activities	4,900	58
Net decrease in cash	(681)	(148)
Cash, beginning of period	851	1,717
Cash, end of period	$170	$1,569
Supplemental Cash Flow Information:
Cash paid for interest	$267	$144
Cash paid for income taxes	-	-

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

The results for the third quarter of 2012 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the results of operations and cash flows for the periods presented and the consolidated balance sheet at September 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2011.

Note 2 - Liquidity

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sovereign Financing (as defined in Note 7 below). As of September 30, 2012, the Company had approximately $3,496 outstanding under the Revolver (as defined in Note 7 below) and $2,793 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on its Revolver and Term Loan, both of which expire on February 1, 2015. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2015, there can be no assurances that it will do so. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business. Capital expenditures were $106 and $431 in the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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
$7,020

The Company accounted for the business combination using the acquisition method of accounting. The Company’s results of operations for the three months and nine months ended September 30, 2012, include the revenue and expenses of the acquired business since the date of acquisition. The operations of the acquired business have been fully integrated with those of the Company and is not separately reportable. The unaudited pro forma financial results for the three months and nine months ended September 30, 2012 and 2011, combines the historical results of the Seller with those of the Company as if this acquisition had been completed as of the beginning of each of the periods presented. There were no material non-recurring pro forma adjustments directly attributable to this acquisition.

Pro Forma Combined Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30
	2012	2011	2012	2011
Net sales	$8,610	$9,588	$23,618	$28,342
Earnings (loss) from operations	$231	$368	$(1,430)	$773
Net earnings (loss)	$91	$166	$(1,782)	$(4)
Basic and diluted net earnings (loss) per share	$0.01	$0.03	$(0.29)	$-
Basic weighted average shares outstanding	6,216	6,212	6,216	6,212
Diluted weighted average shares outstanding	6,263	6,212	6,216	6,212

Note 4- Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The number of shares included in the presentation of diluted earnings per share for the three months ended September 30, 2012, includes 47,519 employee stock options with exercise prices that are less than the average share price of $1.05 for the three months ended September 30, 2012. The diluted share base excludes incremental shares of 1,101 and 1,325 related to stock options for the three and nine month periods ended September 30, 2012 and 2011, respectively. These shares were excluded due to their antidilutive effect.

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

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of September 30, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2012 or 2011, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 6 – Inventories

Inventories net of reserves are summarized as follows:

	September 30, 2012	December 31, 2011
Raw Materials	$7,186	$5,757
Work in process	2,366	1,336
Finished Goods	7,203	7,437
	16,755	14,530
Less current inventory	(10,897)	(7,567)
	5,858	6,963
Less Reserve primarily for slow moving and obsolete inventory	(1,715)	(1,399)
	$4,143	$5,564

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

Approximately 53% and 47% of the non-current inventories were comprised of finished goods at September 30, 2012 and December 31, 2011, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00%. The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%. Prime was 3.25% on September 30, 2012.

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

On February 1, 2012, the Company entered into a Second Amendment to Revolving Credit, Term Loan and Security Agreement (the “Second Amendment”) with Sovereign, to amend the Sovereign Financing. The Second Amendment (1) added RLD as a co-borrower, (2) increased the maximum amount that may be borrowed by the Company under the Revolver to $8,500 from $5,000, (3) extended the termination date of the Sovereign Agreement from January 15, 2013 to February 1, 2015, (4) modified the amounts that may be borrowed under the Revolver based on certain percentages of Eligible Inventory (as defined in the Sovereign Agreement) that are included in such calculation, (5) modified certain financial covenants, and (6) increased the Term Loan to $4,350.

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

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. As of September 30, 2012, the Company had a $3,496 balance under the Revolver. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. As of September 30, 2012, the outstanding balance under the Tem Loan was $4,233.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 8 – Related Party Transactions

As of September 30, 2012 and December 31, 2011, the Chief Executive Officer was indebted to the Company in the amount of $125 and $130, respectively, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at September 30, 2012 and December 31, 2011. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Officer has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $16.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation (“XATA”)). A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City. The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions. In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation (the “XATA Agreement”), which sets forth the terms and conditions of purchases by XATA of the next generation of the product. The XATA Agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company. In November 2011, the Company and Buffalo City entered into a letter agreement (the “Buffalo City Agreement”) to memorialize the agreement by which the Company approved Buffalo City to act as an approved third party lender to XATA and has permitted Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit of $1,000, the terms for payment of which were net 110 days after shipment. Under the terms of the XATA contract, obligations of Buffalo City were guaranteed by XATA. During the first quarter of 2012, Buffalo City advised the Company that Buffalo City would no longer be financing products as an approved third-party lender for XATA. As such, effective as of February 10, 2012, the Company and Buffalo City terminated Buffalo City’s status as an approved lender under the Buffalo City Agreement. All amounts due from Buffalo City to the Company under the Buffalo City Agreement have been fully paid. The Company received no revenue during 2012 from Buffalo City. The Company received $946 and $2,503 in revenue from Buffalo City in the three and nine months ended September 30, 2011, respectively. In addition, the Company’s accounts receivable included $960 (21% of total accounts receivable) due from Buffalo City at December 31, 2011. The Company continues to contract manufacture products directly for XATA under the XATA Agreement. While the termination of the Buffalo City Agreement did not have a material adverse impact on aggregate sales of these contract manufactured products, recent declines in sales volume to XATA have been experienced which we believe are attributable to the general decline in economic conditions.

Note 9 – Legal Proceedings

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. In addition, on June 19, 2012, K Tech Telecommunications, Inc. filed a patent infringement complaint against the Company and RLD in the U.S. District Court for the Central District of California, captioned as K Tech v. Blonder Tongue Laboratories, Inc. and R.L. Drake Holdings, LLC, CV12-05316 (the “Litigation”). K Tech subsequently filed an amended complaint to add Seller as an additional defendant. The Litigation alleges that the Company and RLD infringe one or more claims of U.S. Patent Nos. 6,785,903, 7,487,533, 7,761,893, and 7,984,469 (the “K Tech Patents”) and seeks (a) a finding of patent infringement; (b) an injunction against the Company and RLD from further alleged infringement; (c) an award of actual damage suffered by K Tech; and (d) an award of costs relating to the Litigation. The Litigation complaint alleges that Company products DQMx-01, DQMx-02, DQMx-03, DQMx-04, DQMx-10, DQMx-11, DQMx-12, DQMx-13, DQMx-20, DQMx-21, DQMx-22, DQMx-30, DQMx-31, DQMx-40, and MUX-2D-QAM infringe one or more of the K Tech Patents, and alleges that RLD products MQM6000l, MQM10000, DQT1000, and MEQ1000 infringe one or more of the K Tech Patents. All of the aforementioned products are part of the Company’s digital headend product category. At this time, based on the preliminary analysis performed by the Company to date, the full scope of the claims or available defenses, or the potential outcome of the alleged claims of infringement, have not been determined by the Company. However, based on its analysis to date, the Company does presently believe there are reasoned grounds for finding that the K Tech Patents are invalid or unenforceable. The Company intends to defend the Litigation instituted by K Tech, and has answered the complaint denying the allegations of infringement and asserting defenses of invalidity of the K Tech Patents. The Company has also commenced discussions with K Tech to potentially resolve the Litigation relating to the K Tech Patents.

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

The Company’s strategy is focused on the development of products for digital signal generation and transmission. Since 2008 the Company has entered into and renewed agreements for various technologies in concert with its digital encoder and EdgeQAM line of products. As a result, the Company continues to significantly expand its digital product lines. The continuing evolution of the Company’s product lines will focus on the increased needs created in the digital space by Internet Protocol Television (“IPTV”), digital standard definition (“SD”) and high definition (“HD”) video content and the transport of these signals over state of the art broadband networks.

The Company has experienced a shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $10,720,000 and $6,794,000 in the first nine months of 2012 and 2011, respectively. Sales of analog video headend products were $5,238,000 and $5,021,000 in the first nine months of 2012 and 2011, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. .

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the “EQAM-400”) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema. Since then, the parties have agreed to extend the exclusivity arrangement, with the most recent extension occurring in September, 2011 which extended exclusivity through the end of 2012. In connection with this most recent extension, World Cinema committed to purchase approximately $2.2 million of EQAM-400 through the third quarter of 2012, which commitment was met. World Cinema’s purchases of this product were approximately $380,000 and $408,000 in the three months ended September 30, 2012 and 2011, respectively and $1,489,000 and $1,224,000 in the nine months ended September 30, 2012 and 2011, respectively. Future purchase commitments by World Cinema, which are presently the subject of negotiations between the Company and World Cinema, would allow them to further extend this exclusivity arrangement. The EQAM-400 product accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

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

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at its New Jersey facility. Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. The Company may transition additional products to the PRC if determined by the Company to be advantageous based upon changing business and market conditions. Manufacturing products both at the Company’s Old Bridge facility as well as in the PRC, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage. As a result of the RLD Acquisition, the Company assumed certain post-closing obligations for a leased manufacturing, engineering, sales and administrative facility in Franklin, Ohio at which the RLD products were being manufactured. The lease for this facility expired in November, 2012. In anticipation of such expiration, in August 2012 the Company secured an alternative smaller space in Miamisburg, Ohio, that it believes is more suitable to its continuing business activities. The Company began the process of transitioning the manufacture of RLD products from the Franklin, Ohio facility to the Old Bridge facility shortly after the closing of the RLD Acquisition. This transition was substantially completed during July 2012 and is now complete.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XATA Corporation (“XATA”)). A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City. The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions. In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation (the “XATA Agreement”), which sets forth the terms and conditions of purchases by XATA of the next generation of the product. The XATA Agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company. In November 2011, the Company and Buffalo City entered into a letter agreement (the “Buffalo City Agreement”) to memorialize the agreement by which the Company approved Buffalo City to act as an approved third party lender to XATA and has permitted Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit of $1,000,000, the terms for payment of which were net 110 days after shipment. Under the terms of the XATA Agreement, obligations of Buffalo City to the Company were guaranteed by XATA. During the first quarter of 2012, Buffalo City advised the Company that Buffalo City would no longer be financing products as an approved third-party lender for XATA. As such, effective as of February 10, 2012, the Company and Buffalo City terminated Buffalo City’s status as an approved lender under the Buffalo City Agreement. All amounts due from Buffalo City to the Company under the Buffalo City Agreement have been fully paid. The Company received no revenue during 2012 from Buffalo City. The Company received $946,000 and $2,503,000 in revenue from Buffalo City in the three and nine months ended September 30, 2011, respectively. In addition, the Company’s accounts receivable included $960,000 (21% of total accounts receivable) due from Buffalo City at December 31, 2011. The Company continues to contract manufacture products directly for XATA under the XATA Agreement. While the termination of the Buffalo City Agreement did not have a material adverse impact on aggregate sales of these contract manufactured products, recent declines in sales volume to XATA have been experienced, which we believe are attributable to the general decline in economic conditions.

Results of Operations

Third three months of 2012 Compared with third three months of 2011

Net Sales. Net sales increased $1,606,000 or 22.9%, to $8,610,000 in the third three months of 2012 from $7,004,000 in the third three months of 2011. The increase is primarily attributed to an increase in sales of digital video headend products, offset by a decrease in sales of contract manufactured products. Sales of digital video headend products were $4,246,000 and $2,190,000 and contract manufactured products were $538,000 and $1,274,000 in the third three months of 2012 and 2011, respectively. The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products. While the Company’s sales of contract manufactured products have not been adversely affected by the termination of its business with Buffalo City, recent declines in sales volume to XATA have been experienced, which we believe are attributable to the general decline in economic conditions. The RLD Acquisition contributed $1,851,000 to net sales for the third three months of 2012.

Cost of Goods Sold. Cost of goods sold increased to $5,296,000 for the third three months of 2012 from $4,573,000 for the third three months of 2011 but decreased as a percentage of sales to 61.5% from 65.3%. The increase was primarily due to an increase in sales. The decrease as a percentage of sales was primarily attributed to a more favorable product mix as well as the integration of the RLD acquisition. The Company expects cost of goods sold as a percentage of sales to approximate this level in the fourth quarter of 2012.

Selling Expenses. Selling expenses increased to $865,000 for the third three months of 2012 from $687,000 in the third three months of 2011, and increased as a percentage of sales to 10.1% for the third three months of 2012 from 9.8% in the third three months of 2011. The $178,000 increase was primarily the result of an increase in salary expense (including fringe benefits) of $145,000 due to increased headcount primarily related to the RLD Acquisition. The percentage increase was also the result of the ongoing operation of RLD.

General and Administrative Expenses. General and administrative expenses increased to $1,458,000 for the third three months of 2012 from $1,068,000 for the third three months of 2011, and increased as a percentage of sales to 16.9% for the third three months of 2012 from 15.3% for the third three months of 2011. The $390,000 increase was primarily the result of increased salary expense (including fringe benefits) of $163,000 due to increased headcount, and increased amortization expense of $64,000 relating to intangible assets, all associated with the RLD Acquisition. The percentage increase was primarily the result of these same increases.

Research and Development Expenses. Research and development expenses increased to $815,000 in the third three months of 2012 from $684,000 in the third three months of 2011 but decreased as a percentage of sales to 9.5% for the third three months of 2012 from 9.8% for the third three months of 2011. This $131,000 increase is primarily the result of an increase in salary expense (including fringe benefits) of $182,000 associated with the increased headcount of ongoing operation of RLD. The percentage decrease was primarily the result of increased sales. These transitional increases were contemplated in connection with the RLD Acquisition; however the Company expects its future research and development expenses will be reduced by annualized savings of approximately $325,000 after evaluating its combined research and development capabilities to determine the extent to which future efficiencies would be realized.

Operating Income (Loss). Operating income of $176,000 for the third three months of 2012 represents an increase from the operating loss of $(8,000) for the third three months of 2011. Operating income (loss) as a percentage of sales was 2.0% in the third three months of 2012 compared to (0.1) % in the third three months of 2011.

Other Expense. Interest expense increased to $85,000 in the third three months of 2012 from $42,000 in the third three months of 2011. The increase is the result of higher average borrowing.

Income Taxes.  The current provision for income taxes for the third three months of 2012 and 2011 was zero.  The Company sustained an estimated tax loss for the period and the resulting deferred tax asset was offset by a corresponding valuation allowance.

First nine months of 2012 Compared with first nine months of 2011

Net Sales. Net sales increased $2,713,000, or 13.4%, to $22,921,000 in the first nine months of 2012 from $20,208,000 in the first nine months of 2011. The increase is primarily attributed to an increase in sales of digital video headend products offset by a reduction in contract manufactured product sales. Sales of digital video headend products were $10,720,000 and $6,794,000 and contract manufactured product sales were $1,684,000 and $2,837,000 in the first nine months of 2012 and 2011, respectively. The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products. While the Company’s sales of contract manufactured products have not been adversely affected by the termination of its business with Buffalo City, recent declines in sales volume to XATA have been experienced, which we believe are attributable to the general decline in economic conditions. The RLD Acquisition contributed $3,252,000 to net sales for the first nine months of 2012.

Cost of Goods Sold. Cost of goods sold increased to $15,093,000 for the first nine months of 2012 from $13,026,000 for the first nine months of 2011 and increased as a percentage of sales to 65.9% from 64.5%. The increase was primarily due to an increase in sales of lower margin products. The increase as a percentage of sales was primarily attributed to an increase in inventory reserve of $614,000, an overall reduction in manufacturing overhead, a less favorable product mix as well as the impact of RLD Acquisition through the absorption of certain redundancies and inefficiencies in the first and second quarters of 2012. The Company expects cost of goods sold as a percentage of sales to decrease from 65.9% in the fourth quarter of 2012 as products manufactured by RLD in Ohio will have been transitioned to the Old Bridge facility and as overall product mix is anticipated to improve.

Selling Expenses. Selling expenses increased to $2,487,000 for the first nine months of 2012 from $1,947,000 in the first nine months of 2011, and increased as a percentage of sales to 10.9% for the first nine months of 2012 from 9.6% in the first nine months of 2011. The $540,000 increase was primarily the result of an increase in salary expense (including fringe benefits) of $434,000 due to increased headcount and an increase in travel and entertainment expense of $47,000, both primarily related to the RLD Acquisition. The percentage increase was also the result of the ongoing operation of RLD.

General and Administrative Expenses. General and administrative expenses increased to $4,405,000 for the first nine months of 2012 from $3,334,000 for the first nine months of 2011, and increased as a percentage of sales to 19.2% for the first nine months of 2012 from 16.5% for the first nine months of 2011. The $1,071,000 increase was primarily the result of increased professional fees of $311,000, increased salary expense (including fringe benefits) of $405,000 due to increased headcount, and increased amortization expense of $169,000 relating to intangible assets, all associated with the RLD Acquisition. The percentage increase was primarily the result of these same increases.

Research and Development Expenses. Research and development expenses increased to $2,652,000 in the first nine months of 2012 from $2,023,000 in the first nine months of 2011 and increased as a percentage of sales to 11.6% for the first nine months of 2012 from 10.0% for the first nine months of 2011. This $629,000 increase is primarily the result of an increase in salary expense (including fringe benefits) of $564,000 associated with the increased headcount of ongoing operation of RLD. The percentage increase was primarily the result of these same increases. These transitional increases were contemplated in connection with the RLD Acquisition; however the Company expects its future research and development expenses will be reduced by annualized savings of approximately $325,000 after evaluating its combined research and development capabilities to determine the extent to which future efficiencies would be realized.

Operating Income (Loss). Operating loss of $(1,716,000) for the first nine months of 2012 represents an increase from the operating loss of $(122,000) for the first nine months of 2011 (due to costs incurred in connection with the acquisition of RLD). Operating loss as a percentage of sales was (7.5%) in the first nine months of 2012 compared to (0.6%) in the first nine months of 2011.

Other Expense. Interest expense increased to $256,000 in the first nine months of 2012 from $139,000 in the first nine months of 2011. The increase is the result of higher average borrowing.

Income Taxes.  The current provision for income taxes for the first nine months of 2012 and 2011 was zero.  The Company sustained an estimated tax loss for the period and the resulting deferred tax asset was offset by a corresponding valuation allowance.

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, the Company’s working capital was $9,730,000 and $11,838,000, respectively. The decrease in working capital is primarily due to an increase in the Revolver of $3,496,000 due to the RLD Acquisition.

The Company’s net cash provided by operating activities for the nine month period ended September 30, 2012 was $1,808,000, compared to net cash provided by operating activities of $814,000 for the nine month period ended September 30, 2011, primarily due to an increase in accounts payable of $1,510,000.

Cash used in investing activities for the nine month period ended September 30, 2012 was $7,389,000, of which $7,020,000 was attributable to the RLD Acquisition.

Cash provided by financing activities was $4,900,000 for the first nine months of 2012, which was comprised of borrowings on the Revolver of $3,496,000 and additional borrowings under the Term Loan of $1,550,000 for the RLD Acquisition and additional debt borrowings of $51,000, offset by repayment of debt of $197,000.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.25% or the LIBOR rate plus 3.00%. The Term Loan bears interest at a rate per annum equal to Prime plus 0.50% or the LIBOR rate plus 3.25%. Prime was 3.25% at September 30, 2012.

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

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $4,233,000 at September 30, 2012.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sovereign Financing. As of September 30, 2012, the Company had approximately $3,496,000 outstanding under the Revolver and $2,793,000 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on its Revolver and Term Loan, both of which expire on February 1, 2015. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2015, there can be no assurances that it will do so. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business. Capital expenditures were $106,000 and $431,000 in the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2012.

During the quarter ended September 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. In addition, on June 19, 2012, K Tech Telecommunications, Inc. (“K Tech”) filed a patent infringement complaint against the Company and RLD in the U.S. District Court for the Central District of California, captioned as K Tech v. Blonder Tongue Laboratories, Inc. and R.L. Drake Holdings, LLC, CV12-05316 (the “Litigation”). K Tech subsequently filed an amended complaint to add Seller as an additional defendant. The Litigation alleges that the Company and RLD infringe one or more claims of U.S. Patent Nos. 6,785,903; 7,487,533; 7,761,893; and 7,984,469 (the “K Tech Patents”) and seeks (a) a finding of patent infringement, (b) an injunction against the Company and RLD from further alleged infringement; (c) an award of actual damage suffered by K Tech; and (d) an award of costs relating to the Litigation. The Litigation complaint alleges that Company products DQMx-01, DQMx-02, DQMx-03, DQMx-04, DQMx-10, DQMx-11, DQMx-12, DQMx-13, DQMx-20, DQMx-21, DQMx-22, DQMx-30, DQMx-31, DQMx-40, and MUX-2D-QAM infringe one or more of the K Tech Patents, and alleges that RLD products MQM6000l, MQM10000, DQT1000, and MEQ1000 infringe one or more of the K Tech Patents. All of the aforementioned products are part of the Company’s digital headend product category. At this time, based on the preliminary analysis performed by the Company to date, the full scope of the claims or available defenses, or the potential outcome of the alleged claims of infringement, have not been determined by the Company. However, based on its analysis to date, the Company does presently believe there are reasoned grounds for finding that the K Tech Patents are invalid or unenforceable. The Company intends to defend the Litigation instituted by K Tech, and has answered the complaint denying the allegations of infringement and asserting defenses of invalidity of the K Tech Patents. The Company has also commenced discussions with K Tech to potentially resolve the Litigation relating to the K Tech Patents.

As of September 30, 2012, the Company’s Chief Executive Officer was indebted to the Company in the amount of $125,000, for which no interest has been charged. This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Office has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $16,000 through September 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2012, the Company issued a warrant to purchase 100,000 shares of common stock of the Company to Adaptive Micro-Ware, Inc., an Indiana corporation (“AMW”). The warrant was granted as partial consideration in connection with a commercial licensing and manufacturing agreement between the Company and AMW. The warrant is exercisable at $1.09 per share, and the warrant vests one-third (1/3) on May 23, 2013 and another one-third (1/3) on each of May 23, 2014 and 2015. The warrant was issued in reliance upon an exemption under Section 4(2) of the Securities Act for securities issued pursuant to a transaction by an issuer not involving any public offering, which were offered without any advertising or general solicitation being employed.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 19 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: November 14, 2012	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K/A originally filed May 9, 2008.

4.1	Warrant to Adaptive Micro-Ware, Inc.	Filed herewith.

10.1	Third Amendment to Revolving Credit, Term Loan and Security Agreement, dated August 10, 2012, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC	Incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q originally filed August 14, 2012.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1*	Interactive data files.	Furnished herewith.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

