Form 10-K
period 2012-12-31
BLONDER TONGUE LABORATORIES INC
filed 2013-04-01
CIK 1000683

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _________________

Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.001	NYSE MKT

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012: $4,761,153

Number of shares of common stock, par value $.001, outstanding as of March 20, 2013: 6,215,706

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 23, 2013 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant’s last fiscal year) are incorporated by reference into Part III of this report.

Forward-Looking Statements

In addition to historical information, this Annual Report of Blonder Tongue Laboratories, Inc., a Delaware Corporation (“Blonder Tongue” or the “Company”), contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the sections entitled Item 1 - Business, Item 1A - Risk Factors, Item 3 - Legal Proceedings and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our anticipated growth trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS

Introduction

Overview

Blonder Tongue is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport and broadband product solutions for a broad range of applications. The markets we serve include cable television systems, multi-dwelling units, the lodging/hospitality market and institutional systems, including hospitals, prisons and schools. From the cable television pioneers that founded the Company in 1950, to the highly experienced research and development team that creates new products today, the Company’s success stems from listening to the needs of its customers, providing quality products to meet those needs and supporting those products after delivery. For over 60 years Blonder Tongue has been providing innovative solutions based on continually advancing technology, enabling the Company to maintain its position as a leader in many of the markets it serves. Since its founding Blonder Tongue has continued to keep abreast of evolving technologies, from analog to digital television, into High Definition (“HD”) digital encoding, Internet Protocol Television (“IPTV”) processing and distribution, as well as Edge QAM (Quadrature Amplitude Modulation) products. By broadening these product groups, the Company is positioned to grow its existing business and continue to expand the applications and markets it serves.

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

The market segments that the Company serves have been focused on digital technologies, not only in broadcast, but throughout video and broadband transport. The Company has identified three significant opportunities in the digital space: encoding, IPTV and EdgeQAM. Encoding enables operators to provide standard definition (SD) or HD content delivery transported over a broadband network. IPTV enables operators to stream video over private data networks with greater reliability and content security. While already experiencing full scale commercialization in international markets, the United States market continues to increasingly embrace IPTV technology. The worldwide market now has over 65.5 million IPTV subscribers, and is projected to have 165 million by 2017. Service providers transport both SD and HD video content in MPEG formats over IP networks to network edge devices located in high density serving areas. The device at the edge of the transport system (i.e. close to the customer location), is commonly referred to as EdgeQAM, because it allows the conversion from IP to radio frequency (RF) via QAM modulation. These signals are then transported to the customer across a hybrid fiber-coax (HFC) network. Management of the Company estimates the market for EdgeQAM devices to be about $400 million over the next three years. In 2007 the Company began marketing and selling IPTV products, in 2008 shipped its first high quality HD encoder, in 2009 began shipping its high quality affordably priced EdgeQAM product and in 2012 began shipping its H.264 HD encoder. The Company continues to develop new versions of these products to expand their use in additional markets and applications.

Recent Developments

The Company has continued to advance the implementation of its strategic plan in an effort to maximize shareholder value. The Company’s strategic plan consists of the following:

•	strengthen core business,
•	continue the heritage of technology development,
•	expand into new markets, including penetration into the multi-system operator and broadcast television markets, and
•	increase gross margins.

Since 2008, the Company has entered into and renewed several agreements through which it has acquired rights to use and incorporate certain proprietary technologies in its digital encoder line of products, including:

1.	Implementation and System License Agreement with Dolby Laboratories Licensing Corporation (“Dolby Labs”) for Dolby Digital Plus Professional Encoder, 5.1 and 2 channel licensed technology.

2.	License Agreement with Digital Transmission Licensing Administrator, LLC (“DTLA”) to become a full-adopter of Digital Transmission Content Protection (“DTCP”) license technology.

3.	License Agreement with LG Electronics as a Pro:Idiom content Protection System Manufacturer.

4.	Ownership from the Motion Picture Experts Group of an MPEG-2 4:2:2 Profile High Level Video Encoder IP core.

The Dolby Labs License Agreement grants the Company the right to manufacture, label and sell professional digital encoder products and consumer digital decoder products and to use the Dolby trademarks. This technology has a number of improvements aimed at increasing quality at a given bit rate compared with legacy Dolby Digital (AC-3). Most notably, it offers increased bit rates, support for more audio channels, improved coding techniques to reduce compression artifacts, and backward compatibility with existing AC-3 hardware.

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

The Pro:Idiom digital technology platform provides the hospitality market with a robust, secure Digital Rights Management (“DRM”) system ensuring rapid, broad deployment of HD television (“HDTV”) and other high-value digital content to licensed users in the lodging industry. Lodging industry leaders such as World Cinema Inc., LodgeNet Entertainment Corporation and others have licensed the Pro:Idiom DRM system. A growing number of content providers have demonstrated their acceptance of Pro:Idiom by licensing their HD content for delivery to Pro:Idiom users. The Company’s revenues derived from the sale of products incorporating these technologies were $1,911,000 in 2012 and $2,160,000 in 2011.

The MPEG-2 Encoder IP core has a unique compression engine capable of creating HD MPEG-2 real-time encoding of a single channel of 1080i/720p/480i video. The use of this real-time encoding technique enables the Company to provide broadcast MPEG-2 HD and SD encoding. MPEG-2 is widely used as the format of digital television signals that are broadcast by terrestrial (over-the-air), cable, and direct broadcast satellite TV systems. The Company’s revenues for digital encoders were $8,032,000 in 2012 and $3,496,000 in 2011.

The H.264/AVC is the new video compression standard that enables a compelling solution for growing IP video services. The H.264 HD Encoder core has the capability to cut the bandwidth requirement for digital video delivery in half when compared against MPEG-2 encoders. This essentially facilitates the transmission of twice the number of programs in a given bandwidth. The use of this H.264 encoding technique enables the Company to provide high quality video at higher resolutions like 720p & 1080i. H.264 is a widely used format for transmitting high quality digital television signals over IP networks. The Company started shipping the H.264 encoder in 2012.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema. Since then, the parties have agreed to extend the exclusivity arrangement, with the most recent extension occurring in December 2012 which extended exclusivity through the end of 2013. In connection with the most recent extension, World Cinema committed to purchase approximately $1.5 million of EQAM-400 from the fourth quarter of 2012 through the fourth quarter of 2013. World Cinema’s purchases of this product were approximately $1,911,000 and $2,160,000 in 2012 and 2011, respectively. Future purchase commitments by World Cinema would allow them to further extend this exclusivity arrangement. The EQAM-400 accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

On February 1, 2012, the Company’s wholly-owned subsidiary, R. L. Drake Holdings, LLC (“RLD”), a Delaware limited liability company, acquired substantially all of the assets and assumed certain specified liabilities of R. L. Drake, LLC, a Delaware limited liability company (“Seller”) (the “RLD Acquisition”), pursuant to an Asset Purchase Agreement of even date, by and among RLD, Seller, R. L. Drake Acquisition Corporation, a Delaware corporation, and WBMK Holding Company, an Ohio corporation, as amended by a certain First Amendment to Asset Purchase Agreement dated February 3, 2012 (as so amended, the “Asset Purchase Agreement”). The purchase price was approximately $7,020,000, which included a working capital adjustment of approximately $545,000, plus contingent purchase price payments of up to $1,500,000 in the aggregate that may be made over the three-year period after closing if certain financial results are realized. The assets acquired from Seller include assets used in the manufacturing and delivery of electronic communications solutions for cable television systems, digital television reception, video signal distribution and digital video encoding, including equipment, supplies and other tangible personal property, inventory, accounts receivable, business records, trademarks and other intellectual property rights. The Asset Purchase Agreement includes customary representations and warranties and post-closing covenants, including indemnification obligations, subject to certain limitations, on behalf of the parties with respect to the Asset Purchase Agreement. In addition, the Seller and certain members of the Seller agreed, for a period of five (5) years, not to engage in any business that competes with the business formerly conducted by Seller and/or sold by Seller to RLD or the business presently conducted by RLD or any affiliate of RLD or solicit employees or customers of Seller or RLD or any affiliate of RLD.

RLD manufactures and distributes similar products to those currently being produced by the Company. The acquisition allows the Company to leverage the combined research and development and sales and marketing departments to shorten the development and manufacturing cycle and deliver a more complete compliment of business and product solutions for the markets the Company serves.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey (the “Old Bridge Facility”) and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at its Old Bridge Facility. Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. The Company may transition additional products to the PRC if determined by the Company to be advantageous based upon changing business and market conditions. Manufacturing products both at the Company’s Old Bridge Facility as well as in the PRC, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage. As a result of the RLD Acquisition, the Company assumed certain post-closing obligations for a leased manufacturing, engineering, sales and administrative facility in Franklin, Ohio at which the RLD products were being manufactured. The lease for this facility expired in November, 2012. In anticipation of such expiration, in August 2012 the Company secured an alternative smaller space in Miamisburg, Ohio, that it believes is more suitable to its continuing business activities. The Company began the process of transitioning the manufacture of RLD products from the Franklin, Ohio facility to the Old Bridge Facility shortly after the closing of the RLD Acquisition. This transition was substantially completed during July 2012 and is now complete.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XRS Corporation (“XRS”) formerly known as XATA Corporation (“XATA”)). A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City. The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions. In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation (the “XATA Agreement”), which sets forth the terms and conditions of purchases by XATA of the next generation of the product. The XATA Agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company. In November 2011, the Company and Buffalo City entered into a letter agreement (the “Buffalo City Agreement”) to memorialize the agreement by which the Company approved Buffalo City to act as an approved third party lender to XATA and has permitted Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit of $1,000,000, the terms for payment of which were net 110 days after shipment. Under the terms of the XATA Agreement, obligations of Buffalo City to the Company were guaranteed by XATA. During the first quarter of 2012, Buffalo City advised the Company that Buffalo City would no longer be financing products as an approved third-party lender for XATA. As such, effective as of February 10, 2012, the Company and Buffalo City terminated Buffalo City’s status as an approved lender under the Buffalo City Agreement. All amounts due from Buffalo City to the Company under the Buffalo City Agreement were fully paid in 2011. The Company received no revenue during 2012 from Buffalo City. The Company received $2,968,000 in revenue from Buffalo City in 2011. In addition, the Company’s accounts receivable included $960,000 (21% of total accounts receivable) due from Buffalo City at December 31, 2011. The Company continues to contract manufacture products directly for XRS under the XATA Agreement. While the termination of the Buffalo City Agreement did not have a material adverse impact on aggregate sales of these contract manufactured products, recent declines in sales volume to XRS have been experienced, which we believe are attributable to the general decline in economic conditions.

The Company was incorporated under the laws of the State of Delaware in November 1988 and completed its initial public offering in December 1995.

Strategy

It is a constant challenge for the Company to stay at the forefront of the technological requirements of the markets that it serves, including the cable television system, MDU, lodging/hospitality and institutional markets. Changes and developments in the manner in which information (whether video, telephony or internet) is transmitted as well as the use of alternative compression technologies, all require the Company to continue to develop innovative new products. The Company allocates its resources as needed to create innovative products that are responsive to the demand for digital signal generation and transmission. The Company’s key product lines are more thoroughly discussed under “Key Products” beginning on page 8. The ongoing evolution of the Company’s product lines focuses on the increased needs created in the digital space by digital video, IPTV and HDTV signals and the transport of these signals over state of the art broadband networks.

The primary end users of the Company’s product are:

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

A key component of the Company’s growth strategy is to leverage its reputation across a broad product line, offering one-stop-shop convenience to the cable, broadcast and professional markets and delivering products having a high performance-to-cost ratio. The Company has historically enjoyed, and continues to enjoy, a leading position in many of the cable markets that it serves. The Company provides integrated network solutions for operators in the multi-dwelling unit market, the lodging/hospitality market and the institutional market.

In response to market pressures to compete with Far East manufactured products, the Company manufactures certain high volume, labor intensive products in the PRC.

Markets Overview

The television industry has been dominated by the traditional cable operator, who subsequently expanded into high-speed internet and telephony services. The penetration of wireless and direct-broadcast satellite (“DBS”) (such as DIRECTV® and DISH Network®) in the TV market, continues to grow with a combined subscriber count in excess of 33 million. Telephone companies (i.e. Verizon and AT&T) also compete with cable operators for services and continue to expand their fiber optic networks, on a national level, delivering video, high-speed internet and telephony services direct to the home or to the curb. Cable operators are deploying MPEG IP transport to the edge of their networks via fiber optic networks and converting those IP streams to RF channels so they can continue to provide conventional video services over existing two-way coax networks. Their plans are to expand the reach of fiber optic networks to take fiber closer to the customer and to the user.

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

Cable Television

Most cable operators, both large and small, have built networks with various combinations of fiber optic and coax cable to deliver television, internet and phone services on one drop cable. Cable television deployment of fiber optic trunk has been completed in nearly all existing systems. The HFC network architecture is employed to provide analog video, digital video, HDTV, high speed internet, Video on Demand (“VOD”) and digital telephone service. With the adoption of new standards by CableLabs®, the cable industry is using edge devices, node splitting and digital video switching to increase both services and subscriber capacity from each node.

The Company believes that most major metropolitan areas will eventually have complex networks of two or more independent operators interconnecting homes and multi-dwelling complexes. All of these networks are potential users of our Digital Video Headend Products including, Encoders, EdgeQAM and Digital Video solutions.

Lodging

Historically, cable operators serving the lodging market sought to provide more channels (especially in HD), VOD and enhanced interactivity in response to property owners seeking additional revenue streams and guests demanding increased in-room technology services. Initially installed in mostly large hotels, smaller hotels and motels continue to be outfitted with enhanced technology to provide a full suite of HD channels and VOD.

More recently, the competition among cable providers to the hospitality industry has shifted from emphasis on VOD to demand for an ever increasing number of HD programs provided free to each guest room. The Company believes that the demand for HD based headends that support free-to-guest service and, accordingly, our EdgeQAM Pro:Idiom products, will grow for several years. The rate of growth may be limited by the cost associated with replacing all televisions in a hotel with flat screen Pro:Idiom compatible televisions.

Institutional

The Company defines the institutional market to include educational campus environments, correctional facilities, short or long term health service environments, sports stadiums and airport terminals. What all of these seemingly unrelated facilities have in common is that they all contain private networks that are dependant on either locally generated or externally sourced video and/or data content. As the advanced technologies of distance learning, HDTV and IPTV permeate the market, institutional facilities are embracing these technologies to achieve site specific goals. The Company traditionally benefited from a very strong share of this market with its Analog Video Headend and Distribution Products. We anticipate that we will continue to be a leader in this market with our Digital Video Headend Products, which include HD encoders, EdgeQAM, Digital Video solutions and our evolving IPTV platforms.

International

The Company has authorized distributors and sales agents in various locations outside the United States, but the Company primarily manufactures products for sale in the USA. Historically, international sales have not materially contributed to the Company’s revenue base. As a result of the RLD Acquisition, the Company’s international sales in Canada have increased in 2012. RLD maintains a physical presence in Canada, including a stock of inventory, two sales personnel and one sales support person.

Additional Considerations

The technological revolution with respect to video, internet and telephone services continues at a rapid pace. Cable TV’s QAM video is competing with DIRECTV® and EchoStar’s DBS service and cable modems compete with digital subscriber lines and fiber-to-the-home offered by regional telephone companies. Telephone companies are building national fiber networks and are now delivering video, internet and telephone services directly to the home over fiber optic cable, and digital telephone is being offered by cable companies and others in competition with traditional phone companies. The convergence of data and video communications continues, wherein computer and television systems merge. This merging of technologies is extending services to mobile smart phone devices and tablet computers with over the air data delivery competing with cable delivered services.

Since much of the installed base of United States television sets are still analog sets (not digital), DBS television, digitally compressed programming and IP delivery continue to require headend products or set-top decoding receivers or converters to convert the transmitted signals back to analog. The replacement of substantially all analog television sets with digital sets remains costly (although such costs have decreased substantially over the past several years) and will still take years to complete. The split of analog and digital offerings provided to customers varies as a function of the size of the operator and their deployment strategy. For example, the majority of private cable and other smaller service providers continue to deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ decoding receivers at each television set. Larger multiple system operators (“MSOs”) have transitioned or are in the process of transitioning to all-digital or Switched Digital Video platforms.

Key Products

Blonder Tongue’s products can be separated according to function and technology. Three key categories account for the majority of the Company’s revenue (Analog Video Headend, Digital Video Headend, and HFC Distribution):

•              Analog Video Headend Products used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission: Among the products offered by the Company in this category are integrated receiver/decoders (“IRD’s”), modulators, demodulators, channel combiners and processors. The headend is the “brain” of an analog television signal distribution system. It is the central location where multiple channels are initially received, converted and allocated to specific channels for analog distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, a receiver will also be required to decode the signal. Even though this market is mature, Blonder Tongue continues to develop products to maintain market share.  For example, several new analog products were launched in response to the “CALM” Act (the Commercial Advertisement Loudness Mitigation Act (CALM, H.R. 1084/S. 2847)), initially proposed in 2008 and signed into law in December 2010. The CALM Act requires the FCC to prescribe regulations limiting the volume of audio on commercials transmitted by television broadcast stations, cable operators and other multichannel video programming distributors. This law addresses a widespread consumer complaint regarding the abrupt loudness of television advertisements and mandates that the volume levels of commercial breaks be consistent with the volume level of the related programming. The Company estimates that Analog Video Headend Products accounted for approximately 22% and 26% of the Company’s revenues in 2012 and 2011, respectively.

•              Digital Video Headend Products used by a system operator for acquisition, processing and manipulation of digital video signals: Blonder Tongue continues to expand its Digital Product offerings to meet the changing needs of its customers. The latest additions include the EdgeQAM collection and the HD encoder collection which includes a line of HD and SD MPEG-2 and H.264 encoders and multiplexers. This trend is expected to be continued in 2013 with the addition of EdgeIP solutions. Among the other digital products provided by Blonder Tongue are: Quadrature Phase Shift Key (“QPSK”) to QAM transcoders; digital QAM up-converters and multiplexers; digital 8VSB/QAM HD television processors for delivery of HDTV programming and agile QAM Modulators.

Encoders accept and auto-detect various input sources (analog and/or digital) and output digitally encoded HD or SD video in various output formats such as Asynchronous Serial Interface (“ASI”), IP and QAM. ASI is a streaming data format which carries the MPEG-2 Transport Stream. The IP output format allows the operators to stream video over private data networks with greater reliability and content security. Whereas, the QAM outputs may be used for digital video distribution over typical private coax networks in a variety of institutional environments (i.e. sports arenas, broadcast and cable television studios, airports, hospitals, university campuses, etc.). As a complement to the encoder line, Blonder Tongue also provides digital QAM multiplexers which take multiple inputs (ASI or 8VSB/QAM) and deliver a single multiplexed QAM output thereby optimizing the HD channel lineup by preserving bandwidth.

EdgeQAM devices accept Ethernet input and capture MPEG over IP transport streams, decrypt service provider conditional access or content protection, and insert proprietary conditional access, such as Pro:Idiom, into the stream. These streams are then combined and modulated on to QAM RF carriers, in most cases providing multiple streams on to one 6MHz digital channel. Inputs to EdgeQAM devices can come from satellite receivers, set top boxes, network devices or video servers. The use of these devices adds flexibility for the service provider, in part, because all of this routing happens in one device. Scaling is accomplished via software and modules embedded inside the hardware. Since it is a true network device, the EdgeQAM can be managed over a traditional Ethernet network or over the Internet.

The QPSK to QAM transcoders (QTM Series) are used for economically deploying or adding a satellite-based digital programming tier of digital or HDTV digital programming. The unit transcodes a satellite signal’s modulation from QPSK to QAM or from 8PSK (HDTV Format) to QAM. Since QPSK and 8PSK are optimum for satellite transmission and QAM is optimum for fiber/coax distribution, precious system bandwidth is saved while the signal retains its digital information. Building upon the innovative design work that brought about the QTM transcoders, QAM up-converters and HDTV processors, the Company launched a series of ATSC/QAM demodulators. Digital Video Headend Product use continues to expand in all of the Company’s primary markets, bringing more advanced technology to consumers and operators, and it is expected that this area will continue to be a major element of the Company’s business. The Company estimates that Digital Video Headend Products accounted for approximately 47% and 34% of the Company’s revenues in 2012 and 2011, respectively.

•              HFC Distribution Products used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network: Among the products offered by the Company in this category are broadband amplifiers, directional taps, splitters and wall outlets for coax distribution and fiber optic transmitters, receivers (nodes), and couplers. In cable television systems, the HFC distribution products are either mounted on exterior telephone poles or encased in pedestals, vaults or other security devices. In private cable systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coax cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company estimates that HFC Distribution products accounted for approximately 17% and 18% of the Company’s revenues in 2012 and 2011, respectively.

•              Other Products.

There are a variety of other products that the Company sells to a lesser degree, either to fill a customer need or where sales have reduced due to changes in Company direction, technology, or market influences. Sales of products in these categories have not contributed significantly to the Company’s revenues in 2012 and are expected to remain this way for 2013. These products include:

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

The Company will modify its products to meet specific customer requirements. Typically, these modifications are minor and do not materially alter product functionality. Thus, the inability of a customer to accept such products does not generally result in the Company being unable to sell such products to other customers.

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products in order to accommodate customer demand for greater capability, (iii) license new technology, and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects, with the expectation or promise of substantial future orders. Projects may also be a result of new technologies that become available, or new market applications of existing technology. In the new product development process, the vast experience of the Company’s Engineering Group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace. Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties. The Company will also license technology if it can obtain technology more quickly, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party. There were 21 employees in the research and development department of the Company at December 31, 2012, including 8 employees located at the Company’s facility in Miamisburg, Ohio. The Company’s research and development expenses were $3,500,000 and $2,716,000 for the years ended December 31, 2012 and 2011, respectively. It is anticipated that research and development expenses will decrease during 2013 and thereafter, as compared to 2012, as a result of the synergies of the RLD Acquisition.

Marketing and Sales

Blonder Tongue markets and sells its products for use in a wide range of markets including traditional cable television, MDU, lodging/hospitality, and institutional (schools, hospitals and prisons). The Company also sells into a multitude of niche markets such as sports arenas and the cruise ship industry. Sales are made directly to customers by the Company’s internal sales force, as well as through Premier Authorized Stocking Distributors (which accounted for approximately 45% and 50% of the Company’s revenues for fiscal 2012 and 2011, respectively). These distributors serve multiple markets. Direct sales to cable operators and system integrators accounted for approximately 5% and 8% of the Company’s revenues for fiscal 2012 and 2011, respectively.

The Company’s sales and marketing function is performed predominantly by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities. The Company’s internal sales force consists of 22 employees, which currently includes five salespersons in Old Bridge, NJ, one salesperson in Round Rock, TX, one in San Diego, CA, three salespersons in Miamisburg, OH, two salespersons in Peterborough, Ontario, Canada, one sales support person in Miamisburg, OH, one sales support person in Peterborough, Ontario and eight sales-support personnel at the Company headquarters in Old Bridge, New Jersey.

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

Customers

Blonder Tongue has a diverse customer base, which in 2012 consisted of approximately 222 active accounts. Approximately 56% and 61% of the Company’s revenues in fiscal years 2012 and 2011, respectively, were derived from sales of products to the Company’s five largest customers. In both 2012 and 2011, sales to World Cinema Inc. accounted for approximately 14%, of the Company’s revenues. In addition, Toner Cable Equipment, Inc. accounted for approximately 18% and 22% of the Company’s revenues in 2012 and 2011, respectively. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period, however, the Company anticipates that World Cinema and Toner Cable Equipment, Inc. will continue to account for a significant portion of the Company’s revenues in future periods. Although neither of these customers is obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period, World Cinema committed to purchase approximately $1.5 million of EQAM-400 from the fourth quarter of 2012 through the fourth quarter of 2013 in order to maintain its exclusive right to purchase such product.

During 2010, the Company renewed multi-year contracts with key distributors in its Premier Distributor Program. This program, which began in 2007, has been quite successful for the Company. Under this program, a limited group of larger distributors who stock a significant amount of the Company’s products in their inventory are given access to a special purchase incentive program allowing them to achieve volume price concessions measured on a year-to-year basis. Many of the Company’s smaller business customers, with whom the Company had formerly dealt on a direct basis, now purchase the Company’s products from these Premier Distributors.

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

The Company’s revenues are derived primarily from customers in the continental United States; however, the Company also derives some revenues from customers in other geographical markets, primarily Canada and to a much more limited extent, in developing countries. Sales to customers outside of the United States represented approximately 5% and 3% of the Company’s revenues in 2012 and 2011, respectively. All of the Company’s transactions with customers located outside of the United States have historically been denominated in U.S. dollars, therefore, the Company has had no material foreign currency transactions. As a result of the RLD Acquisition, however, the Company derived certain sales from customers located in Canada during 2012 denominated in Canadian Dollars. Transactions denominated in foreign currencies have certain inherent risks associated with them due to currency fluctuations. See “Risk Factors” below for more detail on the risks associated with foreign currency transactions.

Manufacturing and Suppliers

Blonder Tongue’s primary manufacturing operations are presently located at the Old Bridge Facility, which also serves as the Company’s headquarters. Upon consummation of the RLD Acquisition in February 2012, the Company maintained a smaller manufacturing facility in Franklin, OH until it was closed in November, 2012. As noted in “Item 2 – Properties” below, the Company thereafter opened and maintains a small sales and engineering facility in Miamisburg Ohio. The Company’s manufacturing operations are vertically integrated and consist principally of the programming, assembly, and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chassis and cabinets for such assemblies. Management continues to implement improvements to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor to accommodate increasingly fine pitch surface mount electronic components. In 2008, these improvements resulted in assemblies of 16 layer PCBs with thousands of components including placement of 0.030x0.030mil ball grid arrays and 0402 packaged sized components. These advancements required investment in upgrading automatic placement equipment as well as automated optical inspection and testing systems. All of these efforts are consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products.

Beginning in 2007, the Company transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC. A key contract manufacturer in the PRC produces such products as may be requested by the Company from time to time (in the Company’s discretion) through the submission of purchase orders, the terms of which are governed by a manufacturing agreement. The Company does not currently anticipate the transfer of any additional products to the PRC, however this could change if business and market conditions make it advantageous to do so. In connection with the Company’s initiatives in the PRC, the Company may have foreign currency transactions and may be subject to various currency exchange control programs related to its PRC operations. See “Risk Factors” below for more detail on the risk of foreign operations.

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

Competition

All aspects of the Company’s business are highly competitive. The Company competes with national, regional and local manufacturers and distributors, including companies larger than Blonder Tongue that have substantially greater resources. Various manufacturers who are suppliers to the Company sell directly as well as through distributors into the franchise and private cable marketplaces. The markets we serve include cable television systems, multi-dwelling units, the lodging/hospitality market and institutional systems, including hospitals, prisons and schools. Because of the convergence of the cable, telecommunications and computer industries and rapid technological developments, new competitors may seek to enter the principal markets served by the Company. Many of these potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than Blonder Tongue. The Company expects that direct and indirect competition will increase in the future. Additional competition could result in price reductions, loss of market share and delays in the timing of customer orders. The principal methods of competition are product differentiation, performance, quality, price, terms, service, technical support and administrative support. The Company believes it is a leader in many of the markets that it serves and differentiates itself from competitors by consistently offering innovative products, providing excellent technical service support and delivering high performance-to-cost ratio products.

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

Since 2008, the Company has obtained and renewed licenses for a variety of technologies in concert with its digital encoder line of products. The licenses are from a number of companies including Dolby Laboratories Licensing Corporation (expires August 2013), Digital Content Protection, LLC (expires April 30, 2013), DTLA (expires April 30, 2013), and LG Electronics (expires December 2013). These standard licenses are all non-exclusive and require payment of royalties based upon the unit sales of the licensed products. With regard to the licenses expiring in 2013, the Company expects to renew these standard licenses on similar terms to those presently in force. For additional information regarding these licenses, see “Introduction – Recent Developments” starting on page 3.

The Company relies on a combination of contractual rights and trade secret laws to protect its proprietary technologies and know-how. There can be no assurance that the Company will be able to protect its technologies and know-how or that third parties will not be able to develop similar technologies and know-how independently. Therefore, existing and potential competitors may be able to develop products that are competitive with the Company’s products and such competition could adversely affect the prices for the Company’s products or the Company’s market share. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining its competitive position. The industries in which the Company competes are subject to constant development of new technologies and evolution of existing technologies, many of which are the subject of existing third party patents and new patents are issued frequently.

Regulation

Private cable, while in some cases subject to certain FCC licensing requirements, is not presently burdened with extensive government regulations. The Telecommunications Act of 1996 deregulated many aspects of franchise cable system operation and opened the door to competition among cable operators and telephone companies in each of their respective industries.

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2012 and does not anticipate incurring in 2013 material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2013. The Company intends to renew this permit.

Employees

As of March 15, 2013, the Company employed approximately 161 people, including 95 in manufacturing, 21 in research and development, 7 in quality assurance, 22 in sales and marketing, and 16 in a general and administrative capacity. Substantially all of these employees are full time employees. 45 of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a labor agreement with the Company that is scheduled to expire in February 2014.

ITEM 1A	RISK FACTORS

The Company’s business operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company’s control. The following “Risk Factors” highlight some of these risks. Additional risks not currently known to the Company or that the Company now deems immaterial may also affect the Company and the value of its Common Stock. The risks described below, together with all of the other information included in this report, should be carefully considered in evaluating our business and prospects. The occurrence of any of the following risks could harm the Company’s business, financial condition or results of operations. Solely for purposes of the risk factors in this Item 1A, the terms “we,” “our” and “us” refer to Blonder Tongue Laboratories, Inc. and its subsidiaries.

Any substantial decrease in sales to our largest customers may adversely affect our results of operations or financial condition.

In 2012 and 2011, sales to World Cinema accounted for approximately 14%, while sales to Toner Cable Equipment Inc. accounted for approximately 18% and 22%, respectively, of our revenues. There can be no assurance that any sales to these customers will reach or exceed historical levels in any future period. We anticipate, however, that World Cinema and Toner Cable will continue to account for a significant portion of our revenues in future periods, although they are not obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide us with binding forecasts of product purchases for any future period. World Cinema, committed to purchase approximately $1.5 million of EQAM-400 from the fourth quarter of 2012 through the fourth quarter of 2013 in order to maintain its exclusive right to purchase such product.

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

Approximately 56% of our revenues in 2012 were derived from sales to our five largest customers. Any substantial decrease or delay in sales to one or more of our leading customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us, or our inability to develop solid relationships with integrators that may replace the present leading customers, could have a material adverse effect on our results of operations and financial condition.

Inventory reserves for excess or obsolete inventories may adversely affect our results of operations and financial condition.

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

Both the private cable and franchised cable industries are characterized by the continuing advancement of technology, evolving industry standards and changing customer needs. To be successful, we must anticipate the evolution of industry standards and changes in customer needs, through the timely development and introduction of new products, enhancement of existing products and licensing of new technology from third parties. This is particularly true at this time as the Company must develop and market new digital products to offset the continuing decline in demand for, and therefore sales of, analog products. Although we depend primarily on our own research and development efforts to develop new products and enhancements to our existing products, we have and may continue to seek licenses for new technology from third parties when we believe that we can obtain such technology more quickly and/or cost-effectively from such third parties than we could otherwise develop on our own, or when the desired technology has already been patented by a third party. There can, however, be no assurance that new technology or such licenses will be available on terms acceptable to us. There can be no assurance that:

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

The vast majority of our revenues in fiscal years 2012 and 2011 came from sales of our products for use by cable infrastructure operators. Demand for our products depends to a large extent upon capital spending on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including:

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

During 2012 and 2011, the U.S. economy continued to feel the effects of the significant economic downturn that began in 2008, resulting in elevated levels of financial market volatility, customer uncertainty and widespread concerns about the U.S. and world economies. The ongoing effects of these circumstances may negatively impact the demand for our products and our allowance for doubtful accounts, all of which may have a material adverse effect on our business, financial condition and results of operations. In addition, the economic crisis has had a material and direct impact on financial institutions, resulting in a deterioration of liquidity in the capital markets. This liquidity crunch could adversely affect our ability and the ability of our customers to borrow funds to support operations or other liquidity needs (including the ability to finance capital expenditures) or otherwise borrow or raise capital. Moreover, our stock price could decrease if investors have concerns that our business, financial condition or results of operations will be negatively impacted by a worldwide economic downturn.

Any significant casualty to our facility in Old Bridge, New Jersey may cause a lengthy interruption to our business operations.

We primarily operate out of one manufacturing facility in Old Bridge, New Jersey (the “Old Bridge Facility”). While we maintain a limited amount of business interruption insurance, a casualty that results in a lengthy interruption of our ability to manufacture at, or otherwise use, that facility could have a material adverse effect on our results of operations and financial condition. During the third quarter of 2012, as a result of Hurricane Sandy, we were forced to suspend our operations for four and one half days. No material damage was sustained at the Old Bridge Facility and the Company does not believe that the suspension of our operations for those several days had a material adverse effect on the Company’s financial condition or results of operations.

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

Our ability to realize the anticipated benefits of the RLD Acquisition, which was consummated in February 2012, will depend, to a large extent, on our ability to integrate and leverage the intellectual property acquired in the RLD Acquisition with our existing intellectual property, integrate and cross sell RLD and Blonder Tongue products and solutions to the combined customer base of the Company and RLD, in order to provide each customer with the most effective and efficient solutions available in the market, and coordinate and effect synergistic collaboration among our newly acquired and existing engineering teams. The ineffective or inefficient implementation of these efforts could preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in these efforts or otherwise to realize the anticipated benefits of the acquisition could adversely affect our results of operations. In addition, even if all of the foregoing efforts are successfully implemented, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

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

Historically the Company has had limited exposure to currency fluctuations since transactions with customers located outside the United States have generally been denominated in U.S. Dollars. As a result of the RLD Acquisition, however, the Company recognized sales in Canada in 2012, denominated in Canadian Dollars and anticipates that it will continue to recognize sales in Canada denominated in Canadian Dollars in future periods. In addition, the Company incurs certain expenses which are denominated in Canadian Dollars in connection with the maintenance and operation of a sales and distribution facility in Canada. The Company's functional currency is the U.S. dollar. Accordingly, any revenue and expense denominated in Canadian Dollars needs to be translated into U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between the Canadian Dollar and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. We do not engage in currency hedging activities to limit the risks of currency fluctuations. The Company anticipates that sales in Canada during 2013 should be less than $2,000,000. Currency fluctuations could adversely impact our results of operations, cash flows and financial position.

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

While we do not believe that our products (including products and technologies licensed from others) infringe valid intellectual property rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against us or our customers. Damages for infringement of valid intellectual property rights of third parties could be substantial, and if determined to be willful, can be trebled. Such an outcome could have a material adverse effect on the Company’s financial condition and results of operation. Regardless of the validity or the successful assertion of any such claims, we could incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on our financial condition and results of operations. If we are unsuccessful in defending any claims or actions that are asserted against us or our customers, we could seek to obtain a license under a third party’s intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. The failure to obtain a license to a third party’s intellectual property rights on commercially reasonable terms could have a material adverse effect on our results of operations and financial condition.

During 2012, K Tech Telecommunications, Inc. (“K Tech”) filed a patent infringement claim against the Company and RLD seeking an injunction and damages, as described in more detail below under Item 3 – Legal Proceedings.

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

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. We do not anticipate material capital expenditures during the fiscal year ending 2013 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

All of our direct labor employees located at the Old Bridge, New Jersey facility are members of the International Brotherhood of Electrical Workers Union, Local 2066 (the “Union”), under a collective bargaining agreement, which expires in February 2014. In connection with any renewal or renegotiation of the labor agreement upon its termination, there can be no assurance that work stoppages will not occur or that we will be able to agree upon terms for future agreements with the Union. Any work stoppages could have a material adverse effect on our business operations, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which is owned by the Company. The Old Bridge Facility is encumbered by a mortgage held by Sovereign Business Capital in the principal amount of $4,183,000 as of December 31, 2012. In addition, the Company leases an engineering and sales facility consisting of one building totaling approximately 9,200 square feet in Miamisburg, Ohio. The lease for this facility expires in October, 2015. The total lease obligation will be approximately $56,000 during 2013. The Company also leases an approximately 3,200 square foot sales and distribution facility in Peterborough, Ontario Canada. The lease for this facility expires in December, 2013 and has an annual rental of approximately $18,000. Management believes that these facilities are adequate to support the Company’s anticipated needs in 2013.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In addition, on June 19, 2012, K Tech filed a patent infringement complaint against the Company and RLD in the U.S. District Court for the Central District of California, captioned as K Tech v. Blonder Tongue Laboratories, Inc. and R.L. Drake Holdings, LLC, CV12-05316 (the “Litigation”). K Tech subsequently filed an amended complaint to add Seller as an additional defendant. The Litigation alleges that the Company and RLD infringe one or more claims of U.S. Patent Nos. 6,785,903; 7,487,533; 7,761,893; and 7,984,469 (the “K Tech Patents”) and seeks (a) a finding of patent infringement, (b) an injunction against the Company and RLD from further alleged infringement; (c) an award of actual damage suffered by K Tech; and (d) an award of costs relating to the Litigation. The Litigation complaint alleges that Company products DQMx-01, DQMx-02, DQMx-03, DQMx-04, DQMx-10, DQMx-11, DQMx-12, DQMx-13, DQMx-20, DQMx-21, DQMx-22, DQMx-30, DQMx-31, DQMx-40, and MUX-2D-QAM infringe one or more of the K Tech Patents, and alleges that RLD products MQM6000l, MQM10000, DQT1000, and MEQ1000 infringe one or more of the K Tech Patents. All of the aforementioned products are part of the Company’s digital headend product category. While the full scope of the claims or available defenses, or the likely outcome of the alleged claims of infringement, have not been determined by the Company, based on the analysis performed by the Company to date, the Company believes that there are reasoned grounds for finding that the K Tech Patents are invalid or unenforceable. The Company is defending the Litigation, and has answered the complaint denying the allegations of infringement and asserting defenses of invalidity of the K Tech Patents. The Company is also engaged in continuing discussions with K Tech to potentially resolve the Litigation.

As of December 31, 2012, the Company’s Chief Executive Officer was indebted to the Company in the amount of $123,000, for which no interest has been charged. This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002. This debt was being repaid at the rate of $1,000 per month, all of which represented principal payments on the indebtedness, until November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. At the time of filing, payments on this indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey. Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Office has made modest elective payments to the Company. Such elective payments aggregated $18,000 through December 31, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock has been traded on NYSE MKT (formerly American Stock Exchange) since the Company’s initial public offering on December 14, 1995. The following table sets forth for the fiscal quarters indicated, the high and low sale prices for the Company’s Common Stock on NYSE MKT.

Market Information

Fiscal Year Ended December 31, 2012:	High	Low

First Quarter	$1.56	$1.16
Second Quarter	1.40	.94
Third Quarter	1.20	.85
Fourth Quarter	1.25	.90

Fiscal Year Ended December 31, 2011:	High	Low

First Quarter	$2.60	$1.78
Second Quarter	2.35	1.51
Third Quarter	1.83	1.09
Fourth Quarter	1.49	1.02

The Company’s Common Stock is traded on NYSE MKT under the symbol “BDR.”

Holders

As of March 1, 2013, the Company had 49 holders of record of the Common Stock. Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema. Since then, the parties have agreed to extend the exclusivity arrangement, with the most recent extension occurring in December 2012 which extended exclusivity through the end of 2013. In connection with the most recent extension, World Cinema committed to purchase approximately $1.5 million of EQAM-400 from the fourth quarter of 2012 through the fourth quarter of 2013. World Cinema’s purchases of this product were approximately $1,911,000 and $2,160,000 in 2012 and 2011, respectively. Future purchase commitments by World Cinema would allow them to further extend this exclusivity arrangement. The EQAM-400 accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

On February 1, 2012, the Company’s wholly-owned subsidiary, R. L. Drake Holdings, LLC (“RLD”), a Delaware limited liability company, acquired substantially all of the assets and assumed certain specified liabilities of R. L. Drake, LLC, a Delaware limited liability company (“Seller”) (the “RLD Acquisition”), pursuant to an Asset Purchase Agreement of even date, by and among RLD, Seller, R. L. Drake Acquisition Corporation, a Delaware corporation, and WBMK Holding Company, an Ohio corporation, as amended by a certain First Amendment to Asset Purchase Agreement dated February 3, 2012 (as so amended, the “Asset Purchase Agreement”). The purchase price was approximately $7,020,000, which included a working capital adjustment of approximately $545,000, plus contingent purchase price payments of up to $1,500,000 in the aggregate that may be made over the three-year period after closing if certain financial results are realized. The assets acquired from Seller include assets used in the manufacturing and delivery of electronic communications solutions for cable television systems, digital television reception, video signal distribution and digital video encoding, including equipment, supplies and other tangible personal property, inventory, accounts receivable, business records, trademarks and other intellectual property rights. The Asset Purchase Agreement includes customary representations and warranties and post-closing covenants, including indemnification obligations, subject to certain limitations, on behalf of the parties with respect to the Asset Purchase Agreement. In addition, the Seller and certain members of the Seller agreed, for a period of five (5) years, not to engage in any business that competes with the business formerly conducted by Seller and/or sold by Seller to RLD or the business presently conducted by RLD or any affiliate of RLD or solicit employees or customers of Seller or RLD or any affiliate of RLD.

RLD manufactures and distributes similar products to those currently being produced by the Company. The acquisition allows the Company to leverage the combined research and development and sales and marketing departments to shorten the development and manufacturing cycle and deliver a more complete compliment of business and product solutions for the markets the Company serves.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey the (“Old Bridge Facility”) and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at the Old Bridge Facility. Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. The Company may transition additional products to the PRC if determined by the Company to be advantageous based upon changing business and market conditions. Manufacturing products both at the Company’s Old Bridge Facility as well as in the PRC, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage. As a result of the RLD Acquisition, the Company assumed certain post-closing obligations for a leased manufacturing, engineering, sales and administrative facility in Franklin, Ohio at which the RLD products were being manufactured. The lease for this facility expired in November, 2012. In anticipation of such expiration, in August 2012 the Company secured an alternative smaller space in Miamisburg, Ohio, that it believes is more suitable to its continuing business activities. The Company began the process of transitioning the manufacture of RLD products from the Franklin, Ohio facility to the Old Bridge Facility shortly after the closing of the RLD Acquisition. This transition was substantially completed during July 2012 and is now complete.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XRS Corporation (“XRS”), formerly known as XATA Corporation (“XATA”)). A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City. The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions. In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation (the “XATA Agreement”), which sets forth the terms and conditions of purchases by XATA of the next generation of the product. The XATA Agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company. In November 2011, the Company and Buffalo City entered into a letter agreement (the “Buffalo City Agreement”) to memorialize the agreement by which the Company approved Buffalo City to act as an approved third party lender to XATA and has permitted Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit of $1,000,000, the terms for payment of which were net 110 days after shipment. Under the terms of the XATA Agreement, obligations of Buffalo City to the Company were guaranteed by XATA. During the first quarter of 2012, Buffalo City advised the Company that Buffalo City would no longer be financing products as an approved third-party lender for XATA. As such, effective as of February 10, 2012, the Company and Buffalo City terminated Buffalo City’s status as an approved lender under the Buffalo City Agreement. All amounts due from Buffalo City to the Company under the Buffalo City Agreement were fully paid in 2011. The Company received no revenue during 2012 from Buffalo City. The Company received $2,968,000 in revenue from Buffalo City in 2011. In addition, the Company’s accounts receivable included $960,000 (21% of total accounts receivable) due from Buffalo City at December 31, 2011. The Company continues to contract manufacture products directly for XRS under the XATA Agreement. While the termination of the Buffalo City Agreement did not have a material adverse impact on aggregate sales of these contract manufactured products, recent declines in sales volume to XRS have been experienced, which we believe are attributable to the general decline in economic conditions.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data from continuing operations as a percentage of net sales.

	Year Ended December 31,
	2012	2011

Net sales	100.0%	100.0%
Costs of goods sold	67.3	64.2
Gross profit	32.7	35.8
Selling expenses	11.0	9.9
General and administrative expenses	18.4	16.5
Research and development expenses	11.4	10.2
Loss from operations	(8.1)	(0.8)
Other expense, net	1.1	0.7
Loss before income taxes	(9.2)	(1.5)
Provision (benefit) for income taxes	7.6	-

2012 Compared with 2011

Net Sales. Net sales increased $3,980,000 or 14.9% to $30,643,000 in 2012 from $26,663,000 in 2011. The increase is primarily attributed to an increase in sales of digital video headend products offset by a decrease in sales of contract manufactured products and ClassroomEdge products. Sales of digital video headend products were $14,384,000 and $9,096,000, sales of contract manufactured products were $2,440,000 and $3,296,000 and sales of ClassroomEdge products were $6,000 and $930,000 in 2012 and 2011, respectively. RLD sales were $7,760,000 in 2012. The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products.

Cost of Goods Sold. Cost of goods sold increased to $19,925,000 for 2012 from $17,122,000 in 2011 and increased as a percentage of sales to 67.3% from 64.2%. The increase is primarily attributed to an increase in net sales. The increase as a percentage of sales is attributed to an increase in the provision for inventory reserves ($1,422,000 and $279,000 in 2012 and 2011, respectively) offset by a more favorable product mix. The Company increases its provision for inventory reserves as necessary during the course of the year. The Company expects costs of goods sold as a percentage of sales to be approximately 63% in 2013.

Selling Expenses. Selling expenses increased to $3,378,000 for 2012 from $2,649,000 in 2011 and increased as a percentage of sales to 11.0% for 2012 from 9.9% for 2011. This $729,000 increase is primarily attributable to an increase in salaries and fringe benefits of $515,000 due to increased headcount and an increase in Canadian operating expenses of $85,000, both primarily attributable to the RLD Acquisition. The Company anticipates that selling expenses will increase slightly in 2013 as compared to 2012 as a result of the RLD Acquisition.

General and Administrative Expenses. General and administrative expenses increased to $5,635,000 in 2012 from $4,410,000 in 2011 and increased as a percentage of sales to 18.4% for 2012 from 16.5% in 2011. The $1,225,000 increase was primarily the result of an increase in salaries and fringe benefits of $451,000 due to increased head count, an increase in professional fees of $307,000, and an increase in depreciation and amortization of $244,000, all primarily related to the RLD Acquisition. The increase as a percentage of sales was primarily the result of the increased expenses attributable to the RLD Acquisition outpacing the increase in sales attributable to the RLD Acquisition. The Company anticipates that general and administrative expenses will decrease in 2013 compared to 2012 as a result of the incurrence during 2012 of certain one-time non-recurring acquisition and transition expenses associated with the RLD Acquisition and further, as a result of certain synergies achieved with the RLD Acquisition that should be more fully realized in 2013.

Research and Development Expense. Research and development expenses increased to $3,500,000 in 2012 from $2,716,000 in 2011 and increased as a percentage of sales to 11.4% in 2012 from 10.2% in 2011. This $784,000 increase is primarily attributable to an increase in salaries and fringe benefits of $731,000 due to an increased head count primarily related to the RLD Acquisition. The increase as a percentage of sales was primarily the result of the increased expenses attributable to the RLD Acquisition outpacing the increase in sales attributable to the RLD Acquisition. The Company anticipates that research and development expenses will decrease in 2013 compared to 2012 as a result of certain synergies achieved with the RLD Acquisition that should be more fully realized in 2013.

Operating Loss. Operating loss of $(2,495,000) for 2012 represents an increase of $2,261,000 from the operating loss of $(234,000) in 2011. Operating loss as a percentage of sales increased to (8.1)% in 2012 from (0.8)% in 2011. The increase in operating loss experienced in 2012 is primarily the result of the non-recurring acquisition and transition expenses incurred by the Company in connection with the RLD Acquisition, coupled with the $1,422,000 increase in the Company’s inventory reserves.

Interest expense. Interest expense increased to $330,000 in 2012 from $183,000 in 2011. The increase is the result of higher average borrowings, primarily due to the RLD Acquisition.

Income Taxes. The provision for income taxes is $2,332,000 and zero for 2012 and 2011, respectively. The increase in the 2012 provision is primarily attributable to the Company recording a full valuation allowance for deferred tax assets that are no longer considered to be realizable. There was no change in the 2011 provision compared to the prior year. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence.  The significant negative evidence includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2012, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.  The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2012 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

As of December 31, 2012 and 2011, the Company’s working capital was $10,471,000 and $11,838,000, respectively. The decrease in working capital is attributable primarily to the Company’s increase in accounts payable of $1,424,000 and line of credit of $2,244,000, offset by an increase in inventories of $3,752,000, each of which is primarily related to the RLD Acquisition.

The Company’s net cash provided by operating activities for the year ended December 31, 2012 was $3,640,000 primarily due to non-cash expenses of $5,664,000 and a reduction in accounts receivable of $1,543,000, offset by a net loss of $5,157,000, compared to net cash provided by operating activities for the year ended December 31, 2011 of $239,000 due to non-cash expenses of $1,572,000, offset by a net loss of $411,000.

Cash used in investing activities was $7,568,000, which was attributable primarily to the purchase price paid for the assets acquired in the RLD Acquisition of $7,020,000, capital expenditures of $102,000 and the acquisition of licenses of $576,000, offset by the proceeds on the sale of fixed assets of $130,000.

Cash provided by financing activities was $3,530,000 for the period ended December 31, 2012, comprised primarily of net borrowings on the line of credit of $2,244,000 and borrowings of debt of $1,551,000, offset by the repayment of debt of $265,000.

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank (“Sovereign Agreement”), pursuant to which the Company obtained an $8,000,000 credit facility from Sovereign (the “Sovereign Financing”). The Sovereign Financing consisted of (i) a $4,000,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,000,000 term loan facility (“Term Loan”), each with a three-year term. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Sovereign Agreement. The obligations of the Company under the Sovereign Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.75% or the LIBOR rate plus 3.50%. The Term Loan bears interest at a rate per annum equal to Prime plus 1.00% or the LIBOR rate plus 3.75%. Prime was 3.25% at December 31, 2012. The interest rates above became effective on April 1, 2013, pursuant to the terms of the Fourth Amendment described below.

On January 14, 2011, the Company entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement with Sovereign (the “First Amendment”), to amend the Sovereign Financing. The First Amendment (1) increased the maximum amount which may be borrowed by the Company under the Revolver to $5,000,000 from $4,000,000, (2) extended the termination date of the Sovereign Agreement from August 6, 2011 to January 15, 2013, (3) modified the definition of “Eligible Receivables” to increase the permitted concentration percentage of certain customer Receivables (as defined in the Sovereign Agreement) which are included in such calculation, and (4) modified a certain financial covenant.

On February 1, 2012, the Company entered into a Second Amendment to Revolving Credit, Term Loan and Security Agreement with Sovereign (the “Second Amendment”), to amend the Sovereign Financing. The Second Amendment (1) added RLD as co-borrower (2) increased the maximum amount which may be borrowed by the Company under the Revolver to $8,500,000 from $5,000,000, (3) extended the termination date of the Sovereign Agreement from January 15, 2013 to February 1, 2015, (4) modified the amounts which may be borrowed under the Revolver based on certain percentages of Eligible Inventory, (as defined in the Sovereign Agreement) which are included in such calculation, (5) modified certain financial covenants, and (6) increased the Term Loan to $4,350,000.

On August 10, 2012, the Company entered into a letter agreement with Sovereign (the “Third Amendment”), to amend the Sovereign Financing. The Third Amendment modified a certain financial covenant retroactively effective as of June 30, 2012, relative to the trailing 12-month period ended on such date. Had Sovereign not retroactively amended such financial covenant, the Company would not have been in compliance therewith as of June 30, 2012 and would have required a waiver from Sovereign. Sovereign has advised the Company that had the retroactive amendment not been entered into, such waiver would have been granted.

On March 27, 2013, the Company entered into a Fourth Amendment to Revolving Credit, Term Loan and Security Agreement with Sovereign (the “Fourth Amendment”), to amend the Sovereign Financing. The Fourth Amendment (i) increased the interest rates applicable to the Revolver and the Term Loan by one half of one percent, effective as of April 1, 2013, subject to being reduced by one quarter of one percent effective as of the date on which the Company delivers to Sovereign its financial statements for the fiscal quarter ending June 30, 2013, evidencing compliance with the Sovereign Agreement and continuing compliance with the Sovereign Agreement through such date of delivery, and further reduced by an additional one quarter of one percent, effective as of the date on which the Company delivers to Sovereign its audited financial statements for the fiscal year ending December 31, 2013, evidencing compliance with the Sovereign Agreement and continuing compliance with the Sovereign Agreement through such date of delivery; (ii) retroactively effective as of December 31, 2012, eliminated the minimum net income covenant and replaced the same with a minimum EBITDA covenant tested as of and for the fiscal year ended December 31, 2012 and as of and for each subsequent fiscal year ending on December 31 thereafter, (iii) modified the definition of Net Income (as defined in the Sovereign Agreement), retroactively effective as of December 31, 2012; and (iv) modified the fixed charge coverage ratio, effective for each of the trailing four fiscal quarters ending in 2013. Had Sovereign not retroactively amended the definition of Net Income and replaced the minimum net income covenant with a minimum EBITDA covenant, the Company would not have been in compliance therewith as of December 31, 2012 and would have required a waiver from Sovereign. Sovereign has advised the Company that had the retroactive amendment not been entered into, such waiver would have been granted. The description of the Fourth Amendment herein is qualified in its entirety by reference to the complete terms and conditions of such Fourth Amendment, which is filed as Exhibit 10.29 to this Annual Report on Form 10-K.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $4,183,000 at December 31, 2012.

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

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sovereign Financing. As of December 31, 2012, the Company had approximately $2,244,000 outstanding under the Revolver and $3,058,000 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on February 1, 2015. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2015, there can be no assurances that it will do so. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $177,000 and $200,000 in the years ended December 31, 2012 and 2011, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

Approximately 65% of the non-current inventories are comprised of finished goods. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Valuation of Deferred Tax Assets

Management periodically evaluates its ability to recover the reported amount of its deferred income tax assets considering several factors, including the estimate of the likelihood that it will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, which currently indicates that it was more likely than not that the Company would not realize the benefits related to the deferred tax assets, the Company recorded a valuation allowance equal to a significant portion of the net deferred tax assets as of December 31, 2012 and 2011.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Other Comprehensive Income”.  ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012. Early adoption is permitted.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2012 or 2011, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the consolidated financial statements and notes thereto of the Company, which are attached hereto beginning on page 39.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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

During the quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

As disclosed above under the heading “Liquidity and Capital Resources,” the Company amended the Sovereign Agreement on March 27, 2013.

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about the Company’s directors and executive officers is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2013 Annual Meeting of Stockholders. The information about the Company’s Audit Committee (excluding the Audit Committee Report) and the Audit Committee’s “audit committee financial expert,” is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2013 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2013 Annual Meeting of Stockholders.

Each of the Company’s directors, officers and employees are required to comply with the Blonder Tongue Laboratories, Inc. Code of Ethics adopted by the Company. The Code of Ethics sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company’s business. The Code of Ethics is available on the Company’s website at www.blondertongue.com, under the “About Us - Investor Relations - Code of Ethics” captions. The Company will post to its website any amendments to the Code of Ethics under the “About Us - Investor Relations - Code of Ethics” caption.

ITEM 11.           EXECUTIVE COMPENSATION

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2013 Annual Meeting of Stockholders.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2013 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLANS

The following table provides certain summary information as of December 31, 2012 concerning our compensation plans (including individual compensation arrangements) under which shares of our Common Stock may be issued.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights(#)		Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights($)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In The First Column)(#)

Equity Compensation Plans Approved By Security Holders	1,565,166	(1)	$1.74	500,584	(2)

Equity Compensation Plans Not Approved By Security Holders	100,000	(3)	$1.09	0

Total	1,665,166		$1.70	500,584

(1) Includes shares of the Company’s Common Stock which may be issued upon the exercise of options or rights granted under the 1995 Long Term Incentive Plan, as amended, which expired by its terms on November 30, 2005, the 2005 Employee Equity Incentive Plan, as amended, the Amended and Restated 1996 Director Option Plan, which expired by its terms on January 2, 2006, and the 2005 Director Equity Incentive Plan, as amended.

(2) Includes 349,751 shares of the Company’s Common Stock available for issuance as stock option grants, stock appreciation rights, restricted or unrestricted stock awards or performance based stock awards under the 2005 Employee Equity Incentive Plan, as amended. Includes 150,833 shares of the Company’s Common Stock available for issuance as stock option grants, stock appreciation rights, or restricted or unrestricted stock awards under the 2005 Director Equity Incentive Plan, as amended.

(3) In August 2012, the Company issued a warrant to purchase 100,000 shares of the Company’s Common Stock to Adaptive Micro-Ware, Inc., an Indiana corporation (“AMW”). The warrant was granted as partial consideration in connection with a commercial licensing and manufacturing agreement between the Company and AMW. The warrant is exercisable at $1.09 per share, and the warrant vests one-third (1/3) on May 23, 2013 and another one-third (1/3) on each of May 23, 2014 and 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2013 Annual Meeting of Stockholders. Information about the independence of each director or nominee for director of the Company during 2012 is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accountants” and “Pre-Approval Policy for Services by Independent Registered Public Accountants” in the Company’s proxy statement for its 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements and Supplementary Data.

(a)(2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the applicable instructions or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits.

The exhibits are listed in the Index to Exhibits appearing below and are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

(b)	Index to Exhibits:

Exhibit #	Description	Location

2.1	Asset Purchase Agreement dated as of February 1, 2012 by and among R. L. Drake Holdings, LLC, R. L. Drake, LLC, R. L. Drake Acquisition Corporation and WBMK Holding Company	Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A dated February 1, 2012, filed April 17, 2012.

2.2	First Amendment to Asset Purchase Agreement dated as of February 3, 2012 by and among R. L. Drake Holdings, LLC, R. L. Drake, LLC, R. L. Drake Acquisition Corporation and WBMK Holding Company	Incorporated by reference from Exhibit 2.2 to Registrant’s Current Report on Form 8-K/A dated February 1, 2012, filed April 17, 2012.

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A for the period ending December 31, 2007, originally filed May 9, 2008.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

4.2	Warrant to Adaptive Micro-Ware, Inc.	Incorporated by reference from Exhibit 4.1 to Quarterly Report on Form 10-Q originally filed November 14, 2012.

10.1	1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.2	First Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 10.5(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

10.3	Second Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.3 to S-8 Registration Statement No. 333-52519 originally filed on May 13, 1998.

10.4	Third Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.4 to S-8 Registration Statement No. 333-37670, originally filed May 23, 2000.

10.5	Fourth Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.5 to S-8 Registration Statement No. 33-96993, originally filed July 24, 2002.

10.6	Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Appendix B to Registrant’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed March 27, 1998.

10.7	First Amendment to the Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-111367, originally filed on December 19, 2003.

10.8	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.10 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

Exhibit #	Description	Location

10.9	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.22 to S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.10	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

10.11	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan	Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders held on May 24, 2005.

10.12	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan	Incorporated by reference from Appendix B to the Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders held on May 24, 2005.

10.13	Form of Option Agreement under the 1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.

10.14	Form of Option Agreement under the 1996 Director Option Plan.	Incorporated by reference from Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.

10.15	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 15, 2005.

10.16	Form of Option Agreement under the 2005 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2007, filed March 31, 2008.

10.17	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.18	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.19	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 18, 2011, filed May 20, 2011.

Exhibit #	Description	Location

10.20	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated May 18, 2011, filed May 20, 2011.

10.21	First Amendment to Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders held on May 23, 2007.

10.22	Second Amendment to Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan, as amended.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders held on May 19, 2010.

10.23	First Amendment to Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan.	Incorporated by reference from Appendix C to Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders held on May 19, 2010.

10.24	Deferred Compensation Plan for James A. Luksch, effective as of January 1, 2011, as amended and restated on February 4, 2011.	Incorporated by reference from Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.25	Revolving Credit, Term Loan and Security Agreement, dated August 6, 2008, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated August 6, 2008, filed August 8, 2008.

10.26	First Amendment to Revolving Credit, Term Loan and Security Agreement, dated January 14, 2011, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 14, 2011, filed January 20, 2011.

10.27	Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated February 1, 2012, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated February 1, 2012, filed February 7, 2012.

10.28	Third Amendment to Revolving Credit, Term Loan and Security Agreement, dated August 10, 2012, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q originally filed August 14, 2012.

10.29	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 27, 2013, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Filed herewith.

21	Subsidiaries of Blonder Tongue Laboratories, Inc.	Filed herewith.

Exhibit #	Description	Location

23.1	Consent of Marcum LLP.	Filed herewith.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1*	Interactive data files.	Furnished herewith.

*    Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Exhibits 10.1-10.7 and 10.10-10.24 represent management contracts or compensation plans or arrangements.

(c)	Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the applicable instructions or are inapplicable and therefore have been omitted.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Blonder Tongue Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum llp

Marcum LLP

New York, NY

March 28, 2013

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2012	2011
Assets
Current assets:
Cash	$453	$851
Accounts receivable, net of allowance for doubtful accounts of $196 and $173 respectively	3,461	4,485
Inventories	11,319	7,567
Prepaid and other current assets	723	399
Deferred income taxes	-	383
Total current assets	15,956	13,685
Inventories, net non-current	2,598	5,564
Property, plant and equipment, net of accumulated depreciation and amortization	4,009	3,852
License agreements, net	552	676
Intangible assets, net	2,470	-
Goodwill	493	-
Other assets, net	225	196
Deferred income taxes	-	1,898
	$26,303	$25,871
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,244	-
Current portion of long-term debt	277	$258
Accounts payable	1,825	401
Accrued compensation	330	258
Accrued benefit pension liability	617	781
Income taxes payable	24	-
Other accrued expenses	168	149
Total current liabilities	5,485	1,847

Long-term debt	4,163	2,821
Deferred income taxes	30	-
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,918	25,660
Retained earnings (deficit)	(372)	4,785
Accumulated other comprehensive loss	(1,621)	(1,942)
Treasury stock, at cost, 2,248 and 2,248 shares	(7,308)	(7,308)
Total stockholders’ equity	16,625	21,203
	$26,303	$25,871

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year ended December 31
	2012	2011

Net sales	$30,643	$26,663
Cost of goods sold	20,625	17,122
Gross profit	10,018	9,541
Operating expenses:
Selling expenses	3,378	2,649
General and administrative	5,635	4,410
Research and development	3,500	2,716
	12,513	9,775
Loss from operations	(2,495)	(234)

Other expense:
Interest expense	(330)	(183)
Interest and other income	-	6
	(330)	(177)
Loss before income taxes	(2,825)	(411)
Provision for income taxes	2,332	-
Net loss	$(5,157)	$(411)
Net loss per share, basic and diluted	$(0.83)	$(0.07)
Weighted average shares outstanding, basic and diluted	6,216	6,210
Net loss	$(5,157)	$(411)
Changes in accumulated unrealized pension losses, net of taxes	321	(686)
Comprehensive loss	$(4,836)	$(1,097)

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
				Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Loss	Stock	Total
Balance at January 1, 2011	8,465	$8	$25,429	$5,196	$(1,256)	$(7,334)	$22,043
Net loss	-	-	-	(411)	-	-	(411)
Recognized pension loss, net of taxes	-	-	-	-	(686)	-	(686)
Comprehensive loss	-	-	-	-	-	-	(1,097)
Stock option exercises	-	-	-	-	-	26	26
Stock-based Compensation	-	-	231	-	-	-	231
Balance at December 31, 2011	8,465	8	25,660	4,785	(1,942)	(7,308)	21,203
Net loss	-	-	-	(5,157)	-	-	(5,157)
Recognized pension loss, net of taxes	-	-	-	-	321	-	321
Comprehensive loss	-	-	-	-	-	-	(4,836)
Stock-based Compensation	-	-	258	-	-	-	258
Balance at December 31, 2012	8,465	$8	$25,918	$(372)	$(1,621)	$(7,308)	$16,625

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$(5,157)	$(411)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	505	391
Amortization	933	750
Stock-based compensation expense	258	231
Loss on sale of fixed assets	55	-
Provision for inventory reserves	1,422	275
Provision for doubtful accounts	23	30
Non cash pension expense	157	(105)
Deferred income taxes	2,311	-
Changes in operating assets and liabilities:
Accounts receivable	1,543	(838)
Inventories	940	359
Prepaid and other current assets	(294)	30
Other assets	(29)	(19)
Accounts payable, accrued expenses and accrued compensation	949	(454)
Income tax payable	24	-
Net cash provided by operating activities	3,640	239
Cash Flows From Investing Activities:
Proceeds on sale of fixed assets	130	-
Capital expenditures	(102)	(200)
Acquisition of licenses	(576)	(672)
Acquisition of R.L. Drake assets	(7,020)	-
Net cash used in investing activities	(7,568)	(872)
Cash Flows From Financing Activities:
Net borrowings on line of credit	2,244
Repayments of debt	(265)	(259)
Borrowings of debt	1,551	-
Proceeds from exercise of stock options	-	26
Net cash provided by (used in) financing activities	3,530	(233)
Net decrease in cash	(398)	(866)
Cash, beginning of year	851	1,717
Cash, end of year	$453	$851
Supplemental Cash Flow Information:
Cash paid for interest	$321	$183
Cash paid for income taxes	-	-
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$75	-

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 1 - Summary of Significant Accounting Policies

(a)	Company and Basis of Presentation

Blonder Tongue Laboratories, Inc. (together with its consolidated subsidiaries, the “Company”) is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport, and broadband product solutions to the cable markets the Company serves, including the multi-dwelling unit market, the lodging/hospitality market and the institutional market, including hospitals, prisons and schools, primarily throughout the United States and Canada. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2012 and 2011. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the creditworthiness of the financial institutions and evaluates its credit exposure.

(c)	Accounts Receivable and Allowance for Doubtful accounts

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

(d)	Inventories

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

The Company continually analyzes its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value.

(e)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company provides for depreciation generally on the straight-line method based upon estimated useful lives of 3 to 5 years for office equipment, 5 to 7 years for furniture and fixtures, 6 to 10 years for machinery and equipment, 10 to 15 years for building improvements and 40 years for the manufacturing and administrative office facility.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(f)	Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350 Intangibles - Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. GAAP requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

The Company’s business includes one goodwill reporting unit. The Company annually reviews goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of the net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired. The Company performed its annual goodwill impairment test on December 31, 2012 using both the income approach and market approach with assumptions that our management believes are appropriate in the circumstances. Based upon the results, the Company determined that goodwill was not impaired as of December 31, 2012 .

The Company considers its trade name to have an indefinite life and in accordance with ASC 350, will not be amortized and will be reviewed annually for impairment.

Intangible assets are recorded at cost except for assets acquired in a business combination, which are initially recorded at their estimated fair value. Intangible assets with finite lives include customer relationships and non-compete agreements are amortized on a straight-line basis over the estimated useful lives ranging from 5 to 10 years.

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2012 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$125	$1,240
Proprietary technology	349	32	317
Non compete agreements	248	76	172
Amortized intangible assets	1,962	233	1,729
Non-Amortized Trade name	741	-	741
Total	$2,703	$233	$2,470

Amortization is computed utilizing the straight-line method over the estimated useful lives of 10 years for customer relationships, 10 years for proprietary technology, and 3 years for non compete agreements. Trade name is not amortized as it has an indefinite life. Amortization expense for intangible assets was $233 and zero for the years ending December 31, 2012 and 2011, respectively. Intangible asset amortization is projected to be approximately $254, $254, $178, $171, and $171 in each of the years ending December 31, 2013, 2014, 2015, 2016, and 2017, respectively.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(g)	Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2012.

(h)	Derivative Financial Instruments

The Company utilizes interest rate swaps at times to manage interest rate exposures. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The Company did not hold an interest rate swap during the years ended December 31, 2012 or 2011. The Company does not hold or issue financial instruments for trading purposes.

(i)	Treasury Stock

Treasury Stock is recorded at cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

(j)	Significant Risks and Uncertainties

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

At December 31, 2012, approximately 28% of the Company’s employees were covered by a collective bargaining agreement, that was scheduled to expire in February 2013, but was extended on the same terms and conditions for an additional one year, until February 2014.

The Company’s analog video headend products accounted for approximately 22% and 26% of the Company’s revenues in the years ended December 31, 2012 and 2011, respectively. The Company’s digital video headend products accounted for approximately 47% and 34% of the Company’s revenues in the years ended December 31, 2012 and 2011, respectively. Any substantial decrease in sales of analog video headend products without a related increase in digital video headend products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

(k)	Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. Royalty expense was $125 and $122 for the years ended December 31, 2012 and 2011, respectively. The Company amortizes license fees over the life of the relevant contract.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The components of intangible assets consisting of license agreements that are carried at cost less accumulated amortization are as follows:

	December 31,
	2012	2011

License agreements	$4,050	$3,474
Accumulated amortization	(3,498)	(2,798)
	$552	$676

Amortization of license fees is computed utilizing the straight-line method over the estimated useful life of 2 years. Amortization expense for license fees was $700 and $750 in the years ended December 31, 2012 and 2011, respectively. Amortization expense for license fees is projected to be approximately $418 and $134 in the years ended December 31, 2013 and 2014, respectively.

(l)	Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2012 and 2011 and cumulative translation gains and losses as of December 31, 2012 and 2011 were not material.

(m)	Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

(n)	Revenue Recognition

The Company records revenues when products are shipped and the amount of revenue is determinable and collection is reasonably assured. Customers do not have a right of return. The Company provides a three year warranty on most products. Warranty expense was de minimis in the two year period ended December 31, 2012.

(o)	Share Based Payments

The Company accounts for share based payments in accordance with ASC Topic 718 “Compensation – Stock Payments” (“ASC Topic 718”). The statement requires companies to expense the value of employee stock options and similar awards. Under ASC Topic 718, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under ASC Topic 718 was $258 and $231 for the years ended December 31, 2012 and 2011, respectively.

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 6.5 and 6.0 years; no dividend yield; volatility at 77% and 79%, and risk free interest rate of 1.18% and 2.58% for 2012 and 2011, respectively.

(p)	Income Taxes

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

(q)	Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,032 and 1,328 related to stock options for December 31, 2012 and 2011, respectively. These shares were excluded due to their antidilutive effect.

(r)	Other Comprehensive(Loss) Income

Comprehensive (loss) income is a measure of income which includes both net (loss) income and other comprehensive (loss) income.  Other comprehensive (loss) income results from items deferred from recognition into the statement of operations and principally consists of unrecognized pension losses net of taxes.  Accumulated other comprehensive (loss) income is separately presented on the Company's consolidated balance sheet as part of stockholders’ equity.

(s)	Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would require adjustment to or disclosure in the consolidated financial statements.

(t)	Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Other Comprehensive Income”.  ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012. Early adoption is permitted.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2012 or 2011, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 2 - Acquisition

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
$7,020

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The Company accounted for the business combination using the acquisition method of accounting. The Company’s results of operations for the year ended December 31, 2012, include the revenue and expenses of the acquired business since the date of acquisition. The operations of the acquired business have been fully integrated with those of the Company and are not separately reportable. The unaudited pro forma financial results for the years ended December 31, 2012 and 2011, combines the historical results of the Seller with those of the Company as if this acquisition had been completed as of the beginning of each of the periods presented. There were no material non-recurring pro forma adjustments directly attributable to this acquisition.

Pro Forma Combined Statements of Operations

	Year Ended December 31,
	2012	2011
Net sales	$31,296	$36,822
Earnings (loss) from operations	(2,263)	895
Net earnings (loss)	$(4,960)	$264
Basic and diluted net earnings (loss) per share	$(0.80)	$0.04
Basic weighted average shares outstanding	6,216	6,210
Diluted weighted average shares outstanding	6,216	6,210

Note 3 – Inventories

Inventories, net of reserves, are summarized as follows:

	December 31,
	2012	2011
Raw materials	$6,493	$5,757
Work in process	2,950	1,336
Finished goods	6,659	7,437
	16,102	14,530
Less current inventory	(11,319)	(7,567)
	4,783	6,963
Less reserve for slow moving and obsolete inventory	(2,185)	(1,399)
	$2,598	$5,564

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 4 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2012	2011
Land	$1,000	$1,000
Building	3,361	3,361
Machinery and equipment	9,980	9,371
Furniture and fixtures	412	408
Office equipment	2,179	2,161
Building improvements	1,036	1,029
	17,968	17,330
Less: Accumulated depreciation and amortization	(13,959)	(13,478)
	$4,009	$3,852

Depreciation expense amounted to approximately $505 and $391 during the years ended December 31, 2012 and 2011, respectively.

Note 5 – Debt

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank (“Sovereign Agreement”), pursuant to which the Company obtained an $8,000 credit facility from Sovereign (the “Sovereign Financing”). The Sovereign Financing originally consisted of (i) a $4,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,000 term loan facility (“Term Loan”), each with a three-year term. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Sovereign Agreement. The obligations of the Company under the Sovereign Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.75% or the LIBOR rate plus 3.50%. The Term Loan bears interest at a rate per annum equal to Prime plus 1.00% or the LIBOR rate plus 3.75%. Prime was 3.25% at December 31, 2012. The interest rates above became effective on April 1, 2013, pursuant to the terms of the Fourth Amendment described below.

On January 14, 2011, the Company entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement with Sovereign (the “First Amendment”), to amend the Sovereign Financing. The First Amendment (1) increased the maximum amount which may be borrowed by the Company under the Revolver to $5,000 from $4,000, (2) extended the termination date of the Sovereign Agreement from August 6, 2011 to January 15, 2013, (3) modified the definition of “Eligible Receivables” to increase the permitted concentration percentage of certain customer Receivables (as defined in the Sovereign Agreement) which are included in such calculation, and (4) modified a certain financial covenant.

On February 1, 2012, the Company entered into a Second Amendment to Revolving Credit, Term Loan and Security Agreement with Sovereign (the “Second Amendment”), to amend the Sovereign Financing. The Second Amendment (1) added RLD as a co-borrower, (2) increased the maximum amount that may be borrowed by the Company under the Revolver to $8,500 from $5,000, (3) extended the termination date of the Sovereign Agreement from January 15, 2013 to February 1, 2015, (4) modified the amounts that may be borrowed under the Revolver based on certain percentages of Eligible Inventory (as defined in the Sovereign Agreement) that are included in such calculation, (5) modified certain financial covenants, and (6) increased the Term Loan to $4,350.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

On August 10, 2012, the Company entered into a letter agreement with Sovereign (the “Third Amendment”), to amend the Sovereign Financing. The Third Amendment modified a certain financial covenant retroactively effective as of June 30, 2012, relative to the trailing 12-month period ended on such date. Had Sovereign not retroactively amended such financial covenant, the Company would not have been in compliance therewith as of June 30, 2012 and would have required a waiver from Sovereign. Sovereign has advised the Company that had the retroactive amendment not been entered into, such waiver would have been granted.

On March 27, 2013, the Company entered into a Fourth Amendment to Revolving Credit, Term Loan and Security Agreement with Sovereign (the “Fourth Amendment”), to amend the Sovereign Financing. The Fourth Amendment (i) increased the interest rates applicable to the Revolver and the Term Loan by one half of one percent, effective as of April 1, 2013, subject to being reduced by one quarter of one percent effective as of the date on which the Company delivers to Sovereign its financial statements for the fiscal quarter ending June 30, 2013, evidencing compliance with the Sovereign Agreement and continuing compliance with the Sovereign Agreement through such date of delivery, and further reduced by an additional one quarter of one percent, effective as of the date on which the Company delivers to Sovereign its audited financial statements for the fiscal year ending December 31, 2013, evidencing compliance with the Sovereign Agreement and continuing compliance with the Sovereign Agreement through such date of delivery; (ii) retroactively effective as of December 31, 2012, eliminated the minimum net income covenant and replaced the same with a minimum EBITDA covenant tested as of and for the fiscal year ended December 31, 2012 and as of and for each subsequent fiscal year ending on December 31 thereafter, (iii) modified the definition of Net Income (as defined in the Sovereign Agreement), retroactively effective as of December 31, 2012; and (iv) modified the fixed charge coverage ratio, effective for each of the trailing four fiscal quarters ending in 2013. Had Sovereign not retroactively amended the definition of Net Income and replaced the minimum net income covenant with a minimum EBITDA covenant, the Company would not have been in compliance therewith as of December 31, 2012 and would have required a waiver from Sovereign. Sovereign has advised the Company that had the retroactive amendment not been entered into, such waiver would have been granted.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $2,244 at December 31, 2012. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $4,183 at December 31, 2012.

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

Long-term debt consists of the following:

	December 31,
	2012	2011
Term loan	$4,183	$2,833
Capital leases (Note 6)	257	246
	4,440	3,079
Less: Current portion	(277)	(258)
	$4,163	$2,821

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Annual maturities of long term debt at December 31, 2012 are $277 in 2013, $270 in 2014, $3,851 in 2015 , $35 in 2016 and $7 in 2017.

Note 6 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, office and automotive equipment under noncancellable operating leases and equipment under capital leases expiring at various dates through September, 2017.

Future minimum rental payments, required for all noncancellable leases are as follows:

	Capital	Operating
2013	$89	$138
2014	78	98
2015	72	73
2016	36	4
2017	7	3
Thereafter	-	-
Total future minimum lease payments	282	$316
Less: amounts representing interest	(25)
Present value of minimum lease payments	$257

Property, plant and equipment included capitalized leases of $370 and $295 at December 31, 2012 and 2011, less accumulated amortization of $144 and $63 at December 31, 2012 and 2011, respectively.

Rent expense was $191 and $155 for the years ended December 31, 2012 and 2011, respectively.

Litigation

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In addition, on June 19, 2012, K Tech Telecommunications, Inc. (“K Tech”) filed a patent infringement complaint against the Company and RLD in the U.S. District Court for the Central District of California, captioned as K Tech v. Blonder Tongue Laboratories, Inc. and R.L. Drake Holdings, LLC, CV12-05316 (the “Litigation”). K Tech subsequently filed an amended complaint to add Seller as an additional defendant. The Litigation alleges that the Company and RLD infringe one or more claims of U.S. Patent Nos. 6,785,903, 7,487,533, 7,761,893, and 7,984,469 (the “K Tech Patents”) and seeks (a) a finding of patent infringement; (b) an injunction against the Company and RLD from further alleged infringement; (c) an award of actual damage suffered by K Tech; and (d) an award of costs relating to the Litigation. The Litigation complaint alleges that Company products DQMx-01, DQMx-02, DQMx-03, DQMx-04, DQMx-10, DQMx-11, DQMx-12, DQMx-13, DQMx-20, DQMx-21, DQMx-22, DQMx-30, DQMx-31, DQMx-40, and MUX-2D-QAM infringe one or more of the K Tech Patents, and alleges that RLD products MQM6000l, MQM10000, DQT1000, and MEQ1000 infringe one or more of the K Tech Patents. All of the aforementioned products are part of the Company’s digital headend product category. While the full scope of the claims or available defenses, or the likely outcome of the alleged claims of infringement, have not been determined by the Company, based on the analysis performed by the Company to date, the Company believes that there are reasoned grounds for finding that the K Tech Patents are invalid or unenforceable. The Company is defending the Litigation, and has answered the complaint denying the allegations of infringement and asserting defenses of invalidity of the K Tech Patents. The Company is also engaged in continuing discussions with K Tech to potentially resolve the Litigation.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 7 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $205 and $200, for the years ended December 31, 2012 and 2011, respectively.

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

The following table sets forth the change in projected benefit obligation, change in plan assets and funded status of the defined benefit pension plan:

	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,294	$2,791
Service cost	0	0
Interest cost	141	145
Plan participants’ contributions	0	0
Amendments	0	0
Actuarial loss (gain)	217	571
Business combinations	0	0
Divestitures	0	0
Curtailments	0	0
Settlements	(326)	0
Special termination benefits	0	0
Benefits paid	(19)	(213)
Currency translation adjustment	0	0
Benefit obligation at end of year	$3,307	$3,294

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,513	$2,591
Actual return on plan assets	323	(65)
Employer contribution	200	200
Business combinations	0	0
Divestitures	0	0
Settlements	(326)	0
Plan participants’ contributions	0	0
Benefits paid	(19)	(213)
Administrative Expenses Paid	(1)	0
Currency Translation Adjustment	0	0
Fair value of plan assets at end of year	$2,690	$2,513

Funded status	$(617)	$(781)

Amounts Recognized in the Statement of Financial Position consists of:
Noncurrent assets	$0	$0
Current liabilities	$0	$0
Noncurrent liabilities	$(617)	$(781)
Net amount recognized	$(617)	$(781)

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

	2012	2011

Change in Accumulated Other Comprehensive Income (Loss)	-	-

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net actuarial loss (gain)	$1,621	$1,942
Prior service cost (credit)	-	-
Unrecognized net initial obligation (asset)	-	-
Total (before tax effects)	$1,621	$1,942

Accumulated benefit Obligation End of Year	$3,307	$3,294

	2012	2011
Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit of obligation	$3,307	$3,294
Accumulated benefit obligation	$3,307	$3,294
Fair value of plan assets	$2,690	$2,513

Weighted-Average Assumptions Used to Determine Benefit Obligation in Excess of Plan Assets:
Discount Rate	4.00%	4.50%
Salary Scale	N/A	N/A

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (Loss)
Net periodic cost
Service cost	$0	$0
Interest cost	141	145
Expected return on plan assets	(175)	(180)
Recognized prior service cost (credit)	0	0
Recognized actuarial (gain) loss	230	130
Recognized net initial obligation (asset)	0	0
Recognized actuarial (gain) loss due to curtailments	0	0
Recognized actuarial (gain) loss due to settlements	160	0
Recognized actuarial (gain) loss due to special termination benefits	0	0
Net periodic benefit cost	$356	$95

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net actuarial loss (gain)	$69	$816
Recognized actuarial loss (gain)	(390)	(130)
Prior service cost (credit)	0	0
Recognized prior service cost (credit)	0	0
Total net obligation	0	0
Total recognized in other comprehensive income (before tax effects)	$(321)	$686

Total recognized in net periodic benefit cost and other comprehensive income (loss) (before tax effects)	$36	$780

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

	2012	2011
Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain)/loss recognition	$181	$206
Prior service cost recognition	$0	$0
Net initial obligations/(asset) recognition	$0	$0

Weighted-Average Assumptions Used to Determine Net Periodic Cost for Fiscal Periods Ending as of December 31
Discount rate	4.50%	5.50%
Expected asset return	7.00%	7.00%
Salary Scale	N/A	N/A
Plan Assets

Asset Category	Expected Long- Term Return	Target Allocation	2012	2011
Equity securities	8.50%	55%	77%	68%
Debt securities	5.50%	45%	23%	32%
Total	7.00%	100%	100%	100%

Estimated Future Benefit Payments
Expected company contributions in the following fiscal year	$200
Expected Benefit Payments:
In the first year following the disclosure date	$108
In the second year following the disclosure date	$76
In the third year following the disclosure date	$130
In the fourth year following the disclosure date	$127
In the fifth year following the disclosure date	$90
In the sixth year following the disclosure date	$813

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

Note 8 - Related Party Transactions

As of December 31, 2012 and 2011, the Chief Executive Officer was indebted to the Company in the amount of $123 and $130, respectively, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at December 31, 2012 and 2011. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Office has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $18.

In December 2007, the Company entered into an agreement to provide manufacturing, research and development and product support to Buffalo City Center Leasing, LLC (“Buffalo City”) for an electronic on-board recorder that Buffalo City was producing for Turnpike Global Technologies, LLC (which was purchased in 2010 by, and operates as a division of, XRS Corporation, formerly XATA Corporation (“XATA”)). A director of the Company is also the managing member and a vice president of Buffalo City and may be deemed to control the entity which owns fifty percent (50%) of the membership interests of Buffalo City. The Company received $2,968 in revenue from Buffalo City in 2011. In addition, the Company’s accounts receivable included $960 (21% of total accounts receivable) due from Buffalo City at December 31, 2011. The agreement with Buffalo City expired by its terms in the first quarter of 2011, however, Buffalo City continued purchasing such product from the Company through July, 2011 on the same terms and conditions. In the second quarter of 2011, the Company entered into a new agreement directly with XATA Corporation (the “XATA Agreement”), which sets forth the terms and conditions of purchases by XATA of the next generation of the product. The XATA Agreement also permits XATA to obtain financing from approved third party lenders to finance its purchases from the Company. In November 2011, the Company and Buffalo City entered into a letter agreement (the “Buffalo City Agreement”) to memorialize the agreement by which the Company approved Buffalo City to act as an approved third party lender to XATA and has permitted Buffalo City (in this capacity) to purchase products from the Company on open account with a credit limit of $1,000, the terms for payment of which were net 110 days after shipment. Under the terms of the XATA contract, the obligations of Buffalo City are guaranteed by XATA. During the first quarter of 2012, Buffalo City advised the Company that Buffalo City would no longer be financing products as an approved third-party lender for XATA. As such, effective as of February 10, 2012, the Company and Buffalo City terminated Buffalo City’s status as an approved lender under the Buffalo City Agreement. All amounts due from Buffalo City to the Company under the Buffalo city Agreement were fully paid in 2011. The Company received no revenue during 2012 from Buffalo City. The Company continues to contract manufacture products directly for XATA under the XATA Agreement.

Note 9 - Concentration of Credit Risk

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

Credit risk with respect to trade accounts receivable was concentrated with three of the Company’s customers in each of 2012 and 2011. These customers accounted for approximately 55% and 60% of the Company’s outstanding trade accounts receivable at December 31, 2012 and 2011, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The Company’s largest customer accounted for approximately 18% and 22% of the Company’s sales in each of the years ended December 31, 2012 and 2011, respectively. This customer accounted for approximately 25% and 20% of the Company’s outstanding trade accounts receivable at December 31, 2012 and 2011, respectively. A second customer accounted for approximately 14% of the Company’s sales in each of the years ended December 31, 2012 and 2011, respectively. This customer accounted for approximately 17% and 19% of the Company’s outstanding trade accounts receivable at December 31, 2012 and 2011, respectively. A third customer accounted for approximately 14% of the Company’s outstanding accounts receivable at December 31, 2012. The Company had sales outside the United States of approximately 5% and 3% in each of years ended December 31, 2012 and 2011, respectively.

Note 10 – Stock Repurchase Program

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”). The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2012, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. During 2012 and 2011, the Company did not purchase any of its Common Stock under the 2002 Program or 2007 Program.

Note 11 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2012 and 2011, there were no outstanding preferred shares.

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

The following tables summarize information about stock options outstanding for the years ended December 31, 2012 and 2011:

	1994 Plan (#)	Weighted- Average Exercise Price ($)	1995 Plan (#)	Weighted- Average Exercise Price ($)	1996 Plan (#)	Weighted- Average Exercise Price ($)	2005 Employee Plan (#)	Weighted- Average Exercise Price ($)	2005 Director Plan (#)	Weighted- Average Exercise Price ($)
Shares under option:
Options outstanding at January 1, 2011	7	2.88	408	3.39	100	3.06	810	1.86	247	1.44
Granted	-	-	-	-	-	-	245	1.93	50	1.93
Exercised	-	-	-	-	-	-	(18)	1.80	-	-
Forfeited	(7)	2.88	(131)	3.08	(20)	2.88	(36)	2.50	(20)	1.63
Options outstanding at December 31, 2011	-	-	277	3.54	80	3.10	1,001	1.86	277	1.51
Granted	-	-	-	-	-	-	288	1.05	52	1.05
Exercised	-	-	-	-	-	-	-	-	-	-
Forfeited	-	-	(216)	3.45	(50)	3.16	(64)	1.88	(80)	1.55
Options outstanding at December 31, 2012	-	-	61	3.84	30	3.00	1,225	1.67	249	1.40
Options exercisable at December 31, 2012	-	-	61	3.84	30	3.00	784	1.85	197	1.50

Weighted-average fair value of options granted during:
2011	-		-		-		-		$0.88
2012	-		-		-		$0.72		$0.72

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Total options available for grant were 501 and 697 at December 31, 2012 and December 31, 2011, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number of Options Outstanding at 12/31/12	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price ($)	Number Exercisable at 12/31/12	Weighted- Average Exercise Price ($)

1994 Plan:	-	-	-	-	-

1995 Plan: 3.84	61	2.2	3.84	61	3.84

1996 Plan: 2.05 to 3.85	30	1.4	3.00	30	3.00

2005 Employee Plan: 0.76 to 3.84	1,225	6.0	1.67	784	1.85

2005 Director Plan: 0.76 to 1.98	249	6.9	1.40	197	1.50

The exercisable options under each of the Plans at December 31, 2012 had an intrinsic value of $0.

In August 2012, the Company issued a warrant to purchase 100 shares of common stock of the Company to Adaptive Micro-Ware, Inc., an Indiana corporation (“AMW”). The warrant was granted as partial consideration in connection with a commercial licensing and manufacturing agreement between the Company and AMW. The warrant is exercisable at $1.09 per share, and the warrant vests one-third (1/3) on May 23, 2013 and another one-third (1/3) on each of May 23, 2014 and 2015. The fair value of the warrant was not deemed to be material.

Note 13 - Income Taxes

The following summarizes the provision (benefit) for income taxes:

	2012	2011
Current:
State and local	$24	$-
	$24	—
Deferred:
Federal	(699)	(46)
State and local	(342)	(11)
	(1,041)	(57)
Valuation allowance	3,349	57
Provision (benefit) for income taxes	$2,332	$-

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

	2012	2011
Provision (benefit) for Federal income taxes at the statutory rate	$(961)	$(140)
State and local income taxes, net of Federal benefit	(139)	5
Permanent differences:
Stock compensation	88	93
Other	21	5
Net operating loss true up	(162)	(20)
Change in valuation allowance	3,349	57
Other	136	-
Provision (benefit) for income taxes	$2,332	$-

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$83	$80
Inventories	1,176	835
Intangible	137	473
Net operating loss carry forward	6,683	5,626
Other	85	104
Total deferred tax assets	8,164	7,118
Deferred tax liabilities:
Depreciation	(64)	(86)
Indefinite life intangibles	(30)
Total deferred tax liabilities	(94)	(86)
	8,070	7,032
Valuation allowance	(8,100)	(4,751)
Net	$(30)	$2,281

For the years ended December 31, 2012, the Company had approximately $17,491 and $11,920 of federal and state net operating loss carryovers ("NOL"), respectively, which begin to expire in 2023.

The change in the valuation allowance for the years ended December 31, 2012 and December 31, 2011 was $3,349 and $57, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The deferred tax liability related to indefinite life intangible assets cannot be used in this determination. Therefore, the deferred tax liability related to indefinite life intangibles acquired in 2012 cannot be considered when determining the ultimate realization of deferred tax assets. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence.  The significant negative evidence includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2012, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.  The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The Company had recorded $383 of short term and $1,898 of long term deferred tax assets as of December 31, 2011 since, at that time, management projected the recovery of these benefits over the next three to five years. During 2012, management re-evaluated the realization of the deferred tax assets and determined that a full valuation allowance was necessary.

The Company had no change in its liability for uncertain tax position during 2012 and no liabilities for uncertain tax positions as of December 31, 2012. The Company files tax returns in the U.S. federal and various state jurisdictions and is subject to audit by tax authorities beginning with the year ended December 31, 2007. The Company is currently under examination in the state of New Jersey.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: April 1, 2013	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James A. Luksch	Director and Chief Executive Officer	April 1, 2013
James A. Luksch	(Principal Executive Officer)

/s/ Eric Skolnik	Senior Vice President and Chief	April 1, 2013
Eric Skolnik	Financial Officer (Principal Financial
Officer and Principal Accounting
Officer)

/s/ Robert J. Pallé, Jr.	Director, President, Chief Operating	April 1, 2013
Robert J. Pallé, Jr.	Officer and Secretary

/s/ Anthony Bruno	Director	April 1, 2013
Anthony Bruno

/s/ James F. Williams	Director	April 1, 2013
James F. Williams

/s/ Charles E. Dietz	Director	April 1, 2013
Charles E. Dietz

/s/ Gary P. Scharmett	Director	April 1, 2013
Gary P. Scharmett

/s/ Steven L. Shea	Director	April 1, 2013
Steven L. Shea

