Form 10-Q
period 2013-03-31
BLONDER TONGUE LABORATORIES INC
filed 2013-05-15
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, par value $.001, outstanding as of May 6, 2013: 6,215,556

The Exhibit Index appears on page 17.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$78	$453
Accounts receivable, net of allowance for doubtful accounts of $196	2,867	3,461
Inventories	11,166	11,319
Prepaid and other current assets	929	723
Total current assets	15,040	15,956
Inventories, net non-current	2,392	2,598
Property, plant and equipment, net of accumulated depreciation and amortization	3,938	4,009
License agreements, net	569	552
Intangible assets, net	2,407	2,470
Goodwill	493	493
Other assets	199	225
	$25,038	$26,303
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,745	$2,244
Current portion of long-term debt	277	277
Accounts payable	1,206	1,825
Accrued compensation	715	330
Accrued benefit pension liability	617	617
Income taxes payable	24	24
Other accrued expenses	117	168
Total current liabilities	4,701	5,485

Long-term debt	4,093	4,163
Deferred income taxes	30	30
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares;
No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	25,989	25,918
Accumulated deficit	(854)	(372)
Accumulated other comprehensive loss	(1,621)	(1,621)
Treasury stock, at cost, 2,248 shares	(7,308)	(7,308)
Total stockholders’ equity	16,214	16,625
	$25,038	$26,303

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net sales	$6,719	$6,508
Cost of goods sold	4,231	4,597
Gross profit	2,488	1,911
Operating expenses:
Selling	826	800
General and administrative	1,220	1,597
Research and development	855	907
	2,901	3,304
Loss from operations	(413)	(1,393)
Other expense - interest expense (net)	(69)	(87)
Loss before income taxes	(482)	(1,480)
Provision (benefit) for income taxes	-	-
Net loss	$(482)	$(1,480)
Basic and diluted net loss per share	$(0.08)	$(0.24)
Basic and diluted weighted average shares outstanding	6,216	6,216

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Month Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(482)	$(1,480)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock compensation expense	71	62
Depreciation	117	122
Amortization	217	231
Provision for inventory reserves	-	215
Changes in operating assets and liabilities:
Accounts receivable	594	938
Inventories	359	283
Prepaid and other current assets	(205)	(462)
Other assets	26	(53)
Accounts payable, accrued compensation and other accrued expenses	(285)	1,398
Net cash provided by operating activities	411	1,254
Cash Flows From Investing Activities:
Capital expenditures	(46)	(22)
Acquisition of licenses	(171)	(70)
Acquisition of R.L. Drake assets	-	(6,990)
Net cash used in investing activities	(217)	(7,082)
Cash Flows From Financing Activities:
Net (repayment of) borrowings on line of credit	(499)	3,792
Borrowings of debt	-	1,550
Repayments of debt	(70)	(65)
Net cash provided by (used in) financing activities	(569)	5,277
Net decrease in cash	(375)	(551)
Cash, beginning of period	453	851
Cash, end of period	$78	$300
Supplemental Cash Flow Information:
Cash paid for interest	$66	$69
Cash paid for income taxes	$-	$-

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

The results for the first quarter of 2013 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at March 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2012.

Note 2 - Liquidity

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sovereign Financing (as defined in Note 7 below). As of March 31, 2013, the Company had approximately $1,745 outstanding under the Revolver (as defined in Note 7 below) and $2,596 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on its Revolver and Term Loan, both of which expire on February 1, 2015. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity.

Note 3 - Acquisition – Proforma Combined Statements of Operations

On February 1, 2012, the Company’s wholly-owned subsidiary, R. L. Drake Holdings, LLC (“RLD”), a Delaware limited liability company, acquired substantially all of the assets and assumed certain specified liabilities of R. L. Drake, LLC, a Delaware limited liability company (“Seller”), pursuant to an Asset Purchase Agreement of even date, by and among RLD, Seller, R. L. Drake Acquisition Corporation, a Delaware corporation, and WBMK Holding Company, an Ohio corporation, as amended by a certain First Amendment to Asset Purchase Agreement dated February 3, 2012.

The Company accounted for the business combination using the acquisition method of accounting. The Company’s results of operations for the three months ended March 31, 2012, include the revenue and expenses of the acquired business since the date of acquisition. The operations of the acquired business have been fully integrated with those of the Company and is not separately reportable. The unaudited pro forma financial results for the three months ended March 31, 2012 combines the historical results of the Seller with those of the Company as if this acquisition had been completed as of the beginning of the period presented. There were no material non-recurring pro forma adjustments directly attributable to this acquisition.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Pro Forma Combined Statements of Operations

Three Months Ended March 31, 2012
Net sales	$7,161
Loss from operations	$(1,161)
Net loss	$(1,289)
Basic and diluted net loss per share	$(0.21)
Basic and diluted weighted average shares outstanding	6,216

Note 4- Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,032 and 1,328 related to stock options for the three month periods ended March 31, 2013 and 2012, respectively. These shares were excluded due to their antidilutive effect.

Note 5 – New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Other Comprehensive Income”.  ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012, and early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of March 31, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2013 or 2012, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Note 6 – Inventories

Inventories net of reserves are summarized as follows:

	March 31, 2013	December 31, 2012
Raw Materials	$5,762	$6,493
Work in process	3,062	2,950
Finished Goods	6,707	6,659
	15,531	16,102
Less current inventory	(11,166)	(11,319)
	4,365	4,783
Less reserve for slow moving and obsolete inventory	(1,973)	(2,185)
	$2,392	$2,598

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

Approximately 68% and 64% of the non-current inventories were comprised of finished goods at March 31, 2013 and December 31, 2012, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 7 – Debt

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank, pursuant to which the Company obtained an $8,000 credit facility from Sovereign (the “Sovereign Financing”). The Company and Sovereign entered into a series of amendments to the foregoing Revolving Credit, Term Loan and Security Agreement (as so amended, the “Sovereign Agreement”) which, among other things, increased the Sovereign Financing to $12,850 consisting of (i) a $8,500 asset-based revolving credit facility (“Revolver”) and (ii) a $4,350 term loan facility (“Term Loan”), each expiring on February 1, 2015. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Sovereign Agreement. The obligations of the Company under the Sovereign Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.75% or the LIBOR rate plus 3.50%. The Term Loan bears interest at a rate per annum equal to Prime plus 1.00% or the LIBOR rate plus 3.75%. Prime was 3.25% at March 31, 2013. LIBOR rate loans under the Sovereign Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.20%, 0.28% and 0.44%, respectively, at March 31, 2013. The interest rates above became effective on April 1, 2013, pursuant to the terms of the Fourth Amendment described below.

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

The outstanding principal balance of the Revolver was $1,745 at March 31, 2013. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $4,133 at March 31, 2013.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 8 – Related Party Transactions

As of March 31, 2013 and December 31, 2012, the Chief Executive Officer was indebted to the Company in the amount of $121 and $123, respectively, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at March 31, 2013 and December 31, 2012. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Officer has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $19.

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

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $3,192,000 and $2,633,000 in the first three months of 2013 and 2012, respectively. Sales of analog video headend products were $1,283,000 and $1,798,000 in the first three months of 2013 and 2012, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the “EQAM-400”) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema. Since then, the parties have agreed to extend the exclusivity arrangement, with the most recent extension occurring in December, 2012 which extended exclusivity through the end of 2013. In connection with the most recent extension, World Cinema committed to purchase approximately $1.5 million of EQAM-400 from the fourth quarter of 2012 through the fourth quarter of 2013. World Cinema’s purchases of this product were zero and $532,000 in the three months ended March 31, 2013 and 2012, respectively. Future purchase commitments by World Cinema would allow them to further extend this exclusivity arrangement. The EQAM-400 product accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

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

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey the (“Old Bridge Facility”) and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at the Old Bridge Facility. Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. The Company may transition additional products to the PRC if determined by the Company to be advantageous based upon changing business and market conditions. Manufacturing products both at the Company’s Old Bridge Facility as well as in the PRC, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage. As a result of the RLD Acquisition, the Company assumed certain post-closing obligations for a leased manufacturing, engineering, sales and administrative facility in Franklin, Ohio at which the RLD products were being manufactured. The lease for this facility expired in November, 2012. In anticipation of such expiration, in August 2012 the Company secured an alternative smaller space in Miamisburg, Ohio, that it believes is more suitable to its continuing business activities. The Company fully transitioned the manufacture of RLD products from the Franklin, Ohio facility to the Old Bridge Facility during 2012.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In this regard, the Company currently provides these services in connection with contract manufacturing an electronic on-board recorder for XRS Corporation (“XRS”). Sales by the Company to XRS were $1,989,000 in 2012, and $840,000 and $445,000 in the first three months of 2013 and 2012, respectively.

Results of Operations

First three months of 2013 Compared with first three months of 2012

Net Sales. Net sales increased $211,000, or 3.2%, to $6,719,000 in the first three months of 2013 from $6,508,000 in the first three months of 2012. The increase is primarily attributed to an increase in sales of digital video headend products and contract manufactured products offset by a decrease in analog video headend products and hybrid fiber-coax (“HFC”) distribution products. Sales of digital video headend products were $3,192,000 and $2,633,000, contract manufactured products were $960,000 and $575,000, analog video headend products were $1,283,000 and $1,798,000 and HFC distribution products were $948,000 and $1,182,000 in the first three months of 2013 and 2012, respectively. The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products. RLD sales were $2,557,000 and $1,401,000 for the first three months of 2013 and 2012, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $4,231,000 for the first three months of 2013 from $4,597,000 for the first three months of 2012 and decreased as a percentage of sales to 63.0 % from 70.6%. The decrease was primarily due to an increase in sales of higher margin products. The decrease as a percentage of sales was primarily attributed to an overall reduction in manufacturing overhead, as well as a more favorable product mix. As a result of the RLD Acquisition, $865,000 of costs of goods sold was included in the first three months of 2012, which represented 61.7% of RLD’s related net sales. The Company expects cost of goods sold as a percentage of sales to decrease slightly in the remaining quarters of 2013 as overall product mix is anticipated to improve.

Selling Expenses. Selling expenses increased to $826,000 for the first three months of 2013 from $800,000 in the first three months of 2012, and remained at 12.3% as a percentage of sales for both of the first three months of 2013 and 2012. The $26,000 increase was primarily the result of an increase in salary expense (including fringe benefits) of $18,000 due to the incurrence during the first quarter of 2012 of salary expenses relating to RLD for two months compared to the incurrence during the first quarter of 2013 of salary expenses relating to RLD for three months.

General and Administrative Expenses. General and administrative expenses decreased to $1,220,000 for the first three months of 2013 from $1,597,000 for the first three months of 2012, and decreased as a percentage of sales to 18.2% for the first three months of 2013 from 24.5% for the first three months of 2012. The $377,000 decrease was primarily the result of decreased professional fees of $267,000 and decreased salary expense (including fringe benefits) of $103,000 due to decreased headcount, both derived primarily from the synergies associated with the integration of RLD following the RLD Acquisition. The percentage decrease was primarily the result of the aforementioned decreases.

Research and Development Expenses. Research and development expenses decreased to $855,000 in the first three months of 2013 from $907,000 in the first three months of 2012 and decreased as a percentage of sales to 12.7% for the first three months of 2013 from 13.9% for the first three months of 2012. This $52,000 decrease is primarily the result of a decrease in amortization expense of $35,000 relating to license fees and a decrease in leased equipment expense of $22,000, derived primarily from the synergies associated with the integration of RLD following the RLD Acquisition. The percentage decrease was primarily the result of the aforementioned decreases.

Operating Income (Loss). Operating loss of $(413,000) for the first three months of 2013 represents a decrease from the operating loss of $(1,393,000) for the first three months of 2012. Operating loss as a percentage of sales was (6.2%) in the first three months of 2013 compared to (21.4%) in the first three months of 2012.

Other Expense. Interest expense decreased to $69,000 in the first three months of 2013 from $87,000 in the first three months of 2012. The decrease is the result of lower average borrowing.

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, the Company’s working capital was $10,339,000 and $10,471,000, respectively. The decrease in working capital is primarily due to a decrease in accounts receivable of $594,000, and a decrease in inventories of $153,000, offset by a decrease in accounts payable of $619,000.

The Company’s net cash provided by operating activities for the three month period ended March 31, 2013 was $411,000, primarily due to a decrease in accounts receivable of $594,00 resulting from an improvement in our annual collection cycle, a decrease in inventories of $359,000 due to normal reduction in production activity during the first quarter and an increase in sales of existing inventories, cash used for prepaid expenses of approximately $205,000, and cash used to reduce accounts payable of approximately $285,000.

Cash used in investing activities for the three month period ended March 31, 2013 was $217,000, of which $171,000 was attributable to additional license fees and $46,000 was attributable to capital expenditures.

Cash used in financing activities was $569,000 for the first three months of 2013, which was comprised of net pay downs on the Revolver of $499,000 and repayment of debt of $70,000.

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Sovereign Business Capital (“Sovereign”), a division of Sovereign Bank, pursuant to which the Company obtained an $8,000,000 credit facility from Sovereign (the “Sovereign Financing”). The Company and Sovereign entered into a series of amendments to the foregoing Revolving Credit, Term Loan and Security Agreement (as so amended, the “Sovereign Agreement”) which, among other things, increased the Sovereign Financing to $12,850,000 consisting of (i) a $8,500,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,350,000 term loan facility (“Term Loan”), each expiring on February 1, 2015. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Sovereign Agreement. The obligations of the Company under the Sovereign Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.75% or the LIBOR rate plus 3.50%. The Term Loan bears interest at a rate per annum equal to Prime plus 1.00% or the LIBOR rate plus 3.75%. Prime was 3.25% at March 31, 2013. LIBOR rate loans under the Sovereign Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.20%, 0.28% and 0.44%, respectively, at March 31, 2013. The interest rates above became effective on April 1, 2013, pursuant to the terms of the Fourth Amendment described below.

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

The outstanding principal balance of the Revolver was $1,745,000 at March 31, 2013. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $4,133,000 at March 31, 2013.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sovereign Financing. As of March 31, 2013, the Company had approximately $1,745,000 outstanding under the Revolver and $2,596,000 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on February 1, 2015. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2015, there can be no assurances that it will do so. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $46,000 and $102,000 in the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2013.

During the quarter ended March 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

In addition, on June 19, 2012, K Tech Telecommunications, Inc. (“K Tech”) filed a patent infringement complaint against the Company and RLD in the U.S. District Court for the Central District of California, captioned as K Tech v. Blonder Tongue Laboratories, Inc. and R.L. Drake Holdings, LLC, CV12-05316 (the “Litigation”). K Tech subsequently filed an amended complaint to add Seller as an additional defendant. The Litigation alleges that the Company and RLD infringe one or more claims of U.S. Patent Nos. 6,785,903, 7,487,533, 7,761,893, and 7,984,469 (the “K Tech Patents”) and seeks (a) a finding of patent infringement; (b) an injunction against the Company and RLD from further alleged infringement; (c) an award of actual damage suffered by K Tech; and (d) an award of costs relating to the Litigation. The Litigation complaint alleges that Company products DQMx-01, DQMx-02, DQMx-03, DQMx-04, DQMx-10, DQMx-11, DQMx-12, DQMx-13, DQMx-20, DQMx-21, DQMx-22, DQMx-30, DQMx-31, DQMx-40, and MUX-2D-QAM infringe one or more of the K Tech Patents, and alleges that RLD products MQM6000l, MQM10000, DQT1000, and MEQ1000 infringe one or more of the K Tech Patents. All of these products are part of the Company’s digital headend product category. While the full scope of the claims or available defenses, or the likely outcome of the alleged claims of infringement, have not been determined by the Company, based on the analysis performed by the Company to date, the Company believes that there are reasoned grounds for finding that the K Tech Patents are invalid or unenforceable. The Company is defending the Litigation, and has answered the complaint denying the allegations of infringement and asserting defenses of invalidity of the K Tech Patents. The Company is also engaged in continuing discussions with K Tech to potentially resolve the Litigation.

As of March 31, 2013, the Company’s Chief Executive Officer was indebted to the Company in the amount of $121,000 for which no interest has been charged. This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Office has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $19,000 through March 31, 2013.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 17 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: May 15, 2013	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K/A originally filed May 9, 2008.

10.1	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 27, 2013, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2012, filed April 1, 2013.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1*	Interactive data files	Furnished herewith.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

