Form 10-Q
period 2013-06-30
BLONDER TONGUE LABORATORIES INC
filed 2013-08-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

Number of shares of common stock, par value $.001, outstanding as of August 6, 2013: 6,215,556

The Exhibit Index appears on page 18.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$173	$453
Accounts receivable, net of allowance for doubtful accounts of $196	2,733	3,461
Inventories	10,500	11,319
Prepaid and other current assets	916	723
Total current assets	14,322	15,956
Inventories, net non-current	2,390	2,598
Property, plant and equipment, net of accumulated depreciation and amortization	3,853	4,009
License agreements, net	580	552
Intangible assets, net	2,343	2,470
Goodwill	493	493
Other assets	177	225
	$24,158	$26,303

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,589	$2,244
Current portion of long-term debt	277	277
Accounts payable	1,320	1,825
Accrued compensation	459	330
Accrued benefit pension liability	617	617
Income taxes payable	24	24
Other accrued expenses	198	168
Total current liabilities	4,484	5,485

Long-term debt	4,025	4,163
Deferred income taxes	30	30
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	26,054	25,918
Accumulated deficit	(1,514)	(372)
Accumulated other comprehensive loss	(1,621)	(1,621)
Treasury stock, at cost, 2,248 shares	(7,308)	(7,308)
Total stockholders’ equity	15,619	16,625
	$24,158	$26,303

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$7,146	$7,803	$13,865	$14,311
Cost of goods sold	4,694	5,200	8,925	9,797
Gross profit	2,452	2,603	4,940	4,514
Operating expenses:
Selling	885	822	1,711	1,622
General and administrative	1,314	1,350	2,534	2,947
Research and development	836	930	1,691	1,837
	3,035	3,102	5,936	6,406
Loss from operations	(583)	(499)	(996)	(1,892)
Other Expense: Interest expense (net)	(77)	(84)	(146)	(171)
Loss before income taxes	(660)	(583)	(1,142)	(2,063)
Provision (benefit) for income taxes	-	-	-	-
Net loss	$(660)	$(583)	$(1,142)	$(2,063)
Basic and diluted net loss per share	$(0.11)	$(0.09)	$(0.18)	$(0.33)
Basic and diluted weighted average shares outstanding	6,216	6,216	6,216	6,216

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(1,142)	$(2,063)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock compensation expense	136	105
Depreciation	233	255
Amortization	432	465
Provision for inventory reserves	-	437
Changes in operating assets and liabilities:
Accounts receivable	728	201
Inventories	1,027	637
Prepaid and other current assets	(193)	(483)
Other assets	48	(44)
Accounts payable, accrued compensation and other accrued expenses	(346)	1,800
Net cash provided by operating activities	923	1,310
Cash Flows From Investing Activities:
Capital expenditures	(77)	(81)
Acquisition of licenses	(333)	(174)
Acquisition of R.L. Drake assets	-	(7,020)
Net cash used in investing activities	(410)	(7,275)
Cash Flows From Financing Activities:
Net (repayment of) borrowings on line of credit	(655)	3,854
Borrowings of debt	-	1,601
Repayments of debt	(138)	(130)
Net cash provided by (used in) financing activities	(793)	5,325
Net decrease in cash	(280)	(640)
Cash, beginning of period	$453	$851
Cash, end of period	$173	$211
Supplemental Cash Flow Information:
Cash paid for interest	$139	$156
Cash paid for income taxes	-	-

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

The results for the second quarter of 2013 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at June 30, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2012.

Note 2 - Liquidity

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sovereign Financing (as defined in Note 7 below). As of June 30, 2013, the Company had approximately $1,589 outstanding under the Revolver (as defined in Note 7 below) and $2,376 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

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

The Company accounted for the business combination using the acquisition method of accounting. The Company’s results of operations for the three and six months ended June 30, 2012, include the revenue and expenses of the acquired business since the date of acquisition. The operations of the acquired business have been fully integrated with those of the Company and is not separately reportable. The unaudited pro forma financial results for the six months ended June 30, 2012 combines the historical results of the Seller with those of the Company as if this acquisition had been completed as of the beginning of the period presented. There were no material non-recurring pro forma adjustments directly attributable to this acquisition.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Pro Forma Combined Statements of Operations

Six Months Ended June 30, 2012
Net sales	$15,008
Loss from operations	$(1,661)
Net loss	$(1,873)
Basic and diluted net loss per share	$(0.30)
Basic and diluted weighted average shares outstanding	6,216

Note 4- Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,022 and 1,458 related to stock options for the three and six month periods ended June 30, 2013, respectively, and 1,151 shares related to stock options for both the three and six month periods ended June 30, 2012. These shares were excluded due to their antidilutive effect.

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

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of June 30, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2013 or 2012, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 6 – Inventories

Inventories net of reserves are summarized as follows:

	June 30, 2013	December 31, 2012
Raw Materials	$5,371	$6,493
Work in process	2,789	2,950
Finished Goods	6,623	6,659
	14,783	16,102
Less current inventory	(10,500)	(11,319)
	4,283	4,783
Less reserve for slow moving and obsolete inventory	(1,893)	(2,185)
	$2,390	$2,598

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

Approximately 70% and 64% of the non-current inventories were comprised of finished goods at June 30, 2013 and December 31, 2012, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.75% or the LIBOR rate plus 3.50%. The Term Loan bears interest at a rate per annum equal to Prime plus 1.00% or the LIBOR rate plus 3.75%. Prime was 3.25% at June 30, 2013. LIBOR rate loans under the Sovereign Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.22%, 0.28% and 0.42%, respectively, at June 30, 2013. The interest rates above became effective on April 1, 2013, pursuant to the terms of the Fourth Amendment described below.

On March 27, 2013, the Company entered into a Fourth Amendment to Revolving Credit, Term Loan and Security Agreement with Sovereign (the “Fourth Amendment”), to amend the Sovereign Financing. The Fourth Amendment (i) increased the interest rates applicable to the Revolver and the Term Loan by one half of one percent, effective as of April 1, 2013, subject to being reduced by one quarter of one percent effective as of the date on which the Company delivers to Sovereign its financial statements for the fiscal quarter ending June 30, 2013, evidencing compliance with the Sovereign Agreement and continuing compliance with the Sovereign Agreement through such date of delivery, and further reduced by an additional one quarter of one percent, effective as of the date on which the Company delivers to Sovereign its audited financial statements for the fiscal year ending December 31, 2013, evidencing compliance with the Sovereign Agreement and continuing compliance with the Sovereign Agreement through such date of delivery; (ii) retroactively effective as of December 31, 2012, eliminated the minimum net income covenant and replaced the same with a minimum EBITDA covenant tested as of and for the fiscal year ended December 31, 2012 and as of and for each subsequent fiscal year ending on December 31 thereafter, (iii) modified the definition of Net Income (as defined in the Sovereign Agreement), retroactively effective as of December 31, 2012; and (iv) modified the fixed charge coverage ratio, effective for each of the trailing four fiscal quarters ending in 2013. The Company was in compliance with the Sovereign Agreement as of June 30, 2013 and anticipates being in continuing compliance with the Sovereign Agreement through the date of delivery to Sovereign of its financial statements for the second quarter. As such, the Company expects the interest rates applicable to both the Revolver and the Term Loan to be decreased by one quarter of one percent, effective as of such date of delivery.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

The outstanding principal balance of the Revolver was $1,589 at June 30, 2013. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $4,083 at June 30, 2013.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 8 – Related Party Transactions

As of June 30, 2013 and December 31, 2012, the Chief Executive Officer was indebted to the Company in the amount of $120 and $123, respectively, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at June 30, 2013 and December 31, 2012. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Officer has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $20 through June 30, 2013.

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

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $3,216,000 and $3,841,000 in the second three months of 2013 and 2012, respectively, and $6,408,000 and $6,474,000 in the first six months of 2013 and 2012, respectively. Sales of analog video headend products were $1,312,000 and $1,798,000 in the second three months of 2013 and 2012, respectively, and $2,595,000 and $3,596,000 in the first six months of 2013 and 2012, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the “EQAM-400”) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema. Since then, the parties have agreed to extend the exclusivity arrangement, with the most recent extension occurring in December, 2012 which extended exclusivity through the end of 2013. In connection with the most recent extension, World Cinema committed to purchase approximately $1.5 million of EQAM-400 from the fourth quarter of 2012 through the fourth quarter of 2013. World Cinema’s purchases of this product were $429,000 and $577,000 in the three months ended June 30, 2013 and 2012, respectively, and $429,000 and $1,109,000 in the six months ended June 30, 2013 and 2012, respectively. Future purchase commitments by World Cinema would allow them to further extend this exclusivity arrangement. The EQAM-400 product accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In this regard, the Company currently provides these services in connection with contract manufacturing an electronic on-board recorder for XRS Corporation (“XRS”). Sales by the Company to XRS were $1,070,000 and $571,000 in the three months ended June 30, 2013 and 2012, respectively, and $2,030,000 and $1,146,000 in the first six months of 2013 and 2012, respectively.

Results of Operations

Second three months of 2013 Compared with second three months of 2012

Net Sales. Net sales decreased $657,000 or 8.4%, to $7,146,000 in the second three months of 2013 from $7,803,000 in the second three months of 2012. The decrease is primarily attributed to a decrease in sales of both digital video headend products and analog video headend products, offset by an increase in sales of contract manufactured products. The Company believes that the overall decrease in headend product sales is the result of generally tight credit and a reluctance on the part of system integrators to undertake capital spending programs that they feel can be deferred, in light of continuing economic uncertainties. Sales of digital video headend products were $3,216,000 and $3,841,000, sales of analog video headend products were $1,312,000 and $1,798,000 and sales of contract manufactured products were $1,070,000 and $571,000 in the second three months of 2013 and 2012, respectively. The increase in sales of contract manufactured products during the second three months of 2013, resulted from additional orders for electronic on-board recorders from XRS. The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products. The integration of the RLD product line had a positive impact on market penetration. RLD sales were $1,999,000 and $1,851,000 for the second three months of 2013 and 2012, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $4,694,000 for the second three months of 2013 from $5,200,000 for the second three months of 2012 and decreased as a percentage of sales to 65.7% from 66.6%. The decrease was primarily due to a decrease in sales. The decrease as a percentage of sales was primarily attributed to a more favorable product mix as well as certain manufacturing efficiencies achieved as a result of the full integration of RLD. The Company expects cost of goods sold as a percentage of sales to decrease in the remaining quarters of 2013 as products manufactured by RLD in Ohio will have been transitioned to the Old Bridge facility and as overall product mix is anticipated to improve.

Selling Expenses. Selling expenses increased to $885,000 for the second three months of 2013 from $822,000 in the second three months of 2012, and increased as a percentage of sales to 12.4% for the second three months of 2013 from 10.5% in the second three months of 2012. The $63,000 increase was primarily the result of an increase in salary expense (including fringe benefits) of $17,000 due to salary adjustments, an increase of department supplies of $27,000 and increase in advertising and trade show expenses of $21,000. The increases are the result of the Company’s efforts to foster brand awareness and greater market penetration. The percentage increase was primarily the result of reduced sales..

General and Administrative Expenses. General and administrative expenses decreased to $1,314,000 for the second three months of 2013 from $1,350,000 for the second three months of 2012, but increased as a percentage of sales to 18.4% for the second three months of 2013 from 17.2% for the second three months of 2012. The $36,000 decrease was primarily the result of decreased salary expense (including fringe benefits) of $63,000 due to decreased headcount and decreased building overhead cost of $40,000, both related to the synergies associated with the integration of RLD following the RLD Acquisition, offset by an increase in professional fees of $15,000 and local taxes of $66,000. The percentage increase was primarily the result of reduced sales.

Research and Development Expenses. Research and development expenses decreased to $836,000 in the second three months of 2013 from $930,000 in the second three months of 2012 and decreased as a percentage of sales to 11.7% for the second three months of 2013 from 11.9% for the second three months of 2012. This $94,000 decrease is primarily the result of a decrease in salary expense (including fringe benefits) of $69,000 associated with a decreased headcount and a $50,000 decrease in leased and rental equipment, both related to the synergies associated with the integration of RLD following the RLD Acquisition. The percentage decrease was primarily the result of these same decreases as well as the reduced sales.

Operating Loss. Operating loss of $(583,000) for the second three months of 2013 represents an increase from the operating loss of $(499,000) for the second three months of 2012. Operating loss as a percentage of sales was (8.2%) in the second three months of 2013 compared to (6.4%) in the second three months of 2012.

Other Expense. Interest expense decreased to $77,000 in the second three months of 2013 from $84,000 in the second three months of 2012. The decrease is the result of lower average borrowing.

Income Taxes.  The current provision for income taxes for the second three months of 2013 and 2012 was zero due to a projected taxable loss.  A valuation allowance was recorded for the benefit of the 2012 tax loss and was adjusted accordingly for the impact of the current period loss.

First six months of 2013 Compared with first six months of 2012

Net Sales. Net sales decreased $446,000, or 3.1%, to $13,865,000 in the first six months of 2013 from $14,311,000 in the first six months of 2012. The decrease is primarily attributed to a decrease in sales of analog video headend products and hybrid fiber-coax (“HFC”) distribution products, offset by an increase in contract manufactured products. The Company believes that the overall decrease in analog headend product sales and HFC distribution products is the result of generally tight credit and a reluctance on the part of system integrators to undertake capital spending programs that they feel can be deferred, in light of continuing economic uncertainties. Sales of analog video headend products were $2,595,000 and $3,596,000, HFC distribution products were $2,236,000 and $2,446,000 and contract manufactured products were $2,030,000 and $1,146,000 in the first six months of 2013 and 2012, respectively. The increase in sales of contract manufactured products during the first six months of 2013 resulted from additional orders for electronic on-board recorders from XRS. The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products. The integration of the RLD product line had a positive impact on market penetration. RLD sales were $4,556,000 and $3,252,000 for the first six months of 2013 and 2012, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $8,925,000 for the first six months of 2013 from $9,797,000 for the first six months of 2012 and decreased as a percentage of sales to 64.4% from 68.5%. The decrease was primarily due to an increase in sales of higher margin products as well as certain manufacturing efficiencies achieved as a result of the full integration of RLD. The decrease as a percentage of sales was primarily attributed to an overall reduction in manufacturing overhead, as well as a more favorable product mix. As a result of the RLD Acquisition, $865,000 of costs of goods sold was included in the first six months of 2012, which represented 61.7% of RLD’s related net sales. The Company expects cost of goods sold as a percentage of sales to decrease slightly in the remaining quarters of 2013 as overall product mix is anticipated to improve.

Selling Expenses. Selling expenses increased to $1,711,000 for the first six months of 2013 from $1,622,000 in the first six months of 2012, and increase as a percentage of sales to 12.3% for the first six months of 2013 from 11.3% for the first six months of 2012. The $89,000 increase was primarily the result of an increase in salary expense (including fringe benefits) of $36,000 due to salary adjustments and an increase in advertising and trade show expenses of $35,000. The increases are the result of the Company’s efforts to foster brand awareness and greater market penetration.

General and Administrative Expenses. General and administrative expenses decreased to $2,534,000 for the first six months of 2013 from $2,947,000 for the first six months of 2012, and decreased as a percentage of sales to 18.3% for the first six months of 2013 from 20.5% for the first six months of 2012. The $413,000 decrease was primarily the result of decreased professional fees of $253,000 and decreased salary expense (including fringe benefits) of $166,000 due to decreased headcount, both derived primarily from the synergies associated with the integration of RLD following the RLD Acquisition. The percentage decrease was primarily the result of the aforementioned decreases.

Research and Development Expenses. Research and development expenses decreased to $1,691,000 in the first six months of 2013 from $1,837,000 in the first six months of 2012 and decreased as a percentage of sales to 12.2% for the first six months of 2013 from 12.8% for the first six months of 2012. This $146,000 decrease is primarily the result of a decrease in a salary expense (including fringe benefits) of $71,000 associated with a decreased headcount and a decrease in leased equipment expense of $72,000, derived primarily from the synergies associated with the integration of RLD following the RLD Acquisition. The percentage decrease was primarily the result of the aforementioned decreases.

Operating Loss. Operating loss of $(996,000) for the first six months of 2013 represents a decrease from the operating loss of $(1,892,000) for the first six months of 2012. Operating loss as a percentage of sales was (7.2%) in the first six months of 2013 compared to (13.2%) in the first six months of 2012.

Other Expense. Interest expense decreased to $146,000 in the first six months of 2013 from $171,000 in the first six months of 2012. The decrease is the result of lower average borrowing.

Income Taxes.  The current provision for income taxes for the first six months of 2013 and 2012 was zero due to a projected taxable loss.  A valuation allowance was recorded for the benefit of the 2012 tax loss and was adjusted accordingly for the impact of the current period loss.

Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, the Company’s working capital was $9,838,000 and $10,471,000, respectively. The decrease in working capital is primarily due to a decrease in accounts receivable of $728,000, and a decrease in inventories of $819,000, offset by a decrease in accounts payable of $505,000 and a decrease in the line of credit of $655,000.

The Company’s net cash provided by operating activities for the six month period ended June 30, 2013 was $923,000, primarily due to a decrease in accounts receivable of $728,000 resulting from an improvement in our annual collection cycle, a decrease in inventories of $1,027,000 due to an increase in sales of existing inventories, cash used for prepaid expenses of approximately $193,000, and cash used to reduce accounts payable of approximately $346,000.

Cash used in investing activities for the six month period ended June 30, 2013 was $410,000, of which $333,000 was attributable to additional license fees and $77,000 was attributable to capital expenditures.

Cash used in financing activities was $793,000 for the first six months of 2013, which was comprised of net pay downs on the Revolver of $655,000 and repayment of debt of $138,000.

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

Under the Sovereign Agreement, the Revolver bears interest at a rate per annum equal to the prime lending rate announced from time to time by Sovereign (“Prime”) plus 0.75% or the LIBOR rate plus 3.50%. The Term Loan bears interest at a rate per annum equal to Prime plus 1.00% or the LIBOR rate plus 3.75%. Prime was 3.25% at June 30, 2013. LIBOR rate loans under the Sovereign Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.22%, 0.28% and 0.42%, respectively, at June 30, 2013. The interest rates above became effective on April 1, 2013, pursuant to the terms of the Fourth Amendment described below.

On March 27, 2013, the Company entered into a Fourth Amendment to Revolving Credit, Term Loan and Security Agreement with Sovereign (the “Fourth Amendment”), to amend the Sovereign Financing. The Fourth Amendment (i) increased the interest rates applicable to the Revolver and the Term Loan by one half of one percent, effective as of April 1, 2013, subject to being reduced by one quarter of one percent effective as of the date on which the Company delivers to Sovereign its financial statements for the fiscal quarter ending June 30, 2013, evidencing compliance with the Sovereign Agreement and continuing compliance with the Sovereign Agreement through such date of delivery, and further reduced by an additional one quarter of one percent, effective as of the date on which the Company delivers to Sovereign its audited financial statements for the fiscal year ending December 31, 2013, evidencing compliance with the Sovereign Agreement and continuing compliance with the Sovereign Agreement through such date of delivery; (ii) retroactively effective as of December 31, 2012, eliminated the minimum net income covenant and replaced the same with a minimum EBITDA covenant tested as of and for the fiscal year ended December 31, 2012 and as of and for each subsequent fiscal year ending on December 31 thereafter, (iii) modified the definition of Net Income (as defined in the Sovereign Agreement), retroactively effective as of December 31, 2012; and (iv) modified the fixed charge coverage ratio, effective for each of the trailing four fiscal quarters ending in 2013. The Company was in compliance with the Sovereign Agreement as of June 30, 2013 and anticipates being in continuing compliance with the Sovereign Agreement through the date of delivery to Sovereign of its financial statements for the second quarter. As such, the Company expects the interest rates applicable to both the Revolver and the Term Loan to be decreased by one quarter of one percent, effective as of such date of delivery.

The outstanding principal balance of the Revolver was $1,589,000 at June 30, 2013. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $4,083,000 at June 30, 2013.

The Sovereign Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Sovereign Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sovereign Financing. As of June 30, 2013, the Company had approximately $1,589,000 outstanding under the Revolver and $2,376,000 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on February 1, 2015. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2015, there can be no assurances that it will do so. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $77,000 and $102,000 in the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2013.

During the quarter ended June 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2013, the Company’s Chief Executive Officer was indebted to the Company in the amount of $120,000 for which no interest has been charged. This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Office has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $20,000 through June 30, 2013.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 18 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: August 14, 2013	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K/A originally filed May 9, 2008.
10.1	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Filed herewith.
31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.1*	Interactive data files	Furnished herewith.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

