Form 10-Q
period 2013-09-30
BLONDER TONGUE LABORATORIES INC
filed 2013-11-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (732) 679-4000

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

Number of shares of common stock, par value $.001, outstanding as of November 6, 2013: 6,215,706
The Exhibit Index appears on page 18.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$54	$453
Accounts receivable, net of allowance for doubtful accounts of $196	2,871	3,461
Inventories	9,319	11,319
Prepaid and other current assets	914	723
Total current assets	13,158	15,956
Inventories, net non-current	2,560	2,598
Property, plant and equipment, net of accumulated depreciation	3,766	4,009
License agreements, net	483	552
Intangible assets, net	2,280	2,470
Goodwill	493	493
Other assets	168	225
	$22,908	$26,303
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,185	$2,244
Current portion of long-term debt	274	277
Accounts payable	942	1,825
Accrued compensation	676	330
Accrued benefit pension liability	617	617
Income taxes payable	24	24
Other accrued expenses	202	168
Total current liabilities	3,920	5,485

Long-term debt	3,959	4,163
Deferred income taxes	30	30
Commitments and contingencies		-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding		-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	26,122	25,918
Accumulated deficit	(2,202)	(372)
Accumulated other comprehensive loss	(1,621)	(1,621)
Treasury stock, at cost, 2,248 shares	(7,308)	(7,308)
Total stockholders’ equity	14,999	16,625
	$22,908	$26,303

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$6,823	$8,610	$20,688	$22,921
Cost of goods sold	4,550	5,296	13,475	15,093
Gross profit	2,273	3,314	7,213	7,828
Operating expenses:
Selling	874	865	2,585	2,487
General and administrative	1,243	1,458	3,777	4,405
Research and development	780	815	2,471	2,652
	2,897	3,138	8,833	9,544
Earnings (loss) from operations	(624)	176	(1,620)	(1,716)
Other Expense: Interest expense (net)	(64)	(85)	(210)	(256)
Earnings (loss) before income taxes	(688)	91	(1,830)	(1,972)
Provision (benefit) for income taxes	-	-	-	-
Net earnings ( loss)	$(688)	$91	$(1,830)	$(1,972)
Basic and diluted net earnings (loss) per share	$(0.11)	$0.01	$(0.29)	$(0.32)
Basic and diluted weighted average shares outstanding	6,216	6,216	6,216	6,216

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(1,830)	$(1,972)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss on sale of fixed assets	-	55
Stock compensation expense	204	184
Depreciation	344	382
Amortization	632	703
Provision for inventory reserves	-	614
Changes in operating assets and liabilities:
Accounts receivable	590	413
Inventories	2,038	625
Prepaid and other current assets	(191)	(532)
Other assets	57	(36)
Accounts payable, accrued compensation and other accrued expenses	(503)	1,372
Net cash provided by operating activities	1,341	1,808
Cash Flows From Investing Activities:
Proceeds on sale of fixed assets	-	130
Capital expenditures	(101)	(106)
Acquisition of licenses	(373)	(393)
Acquisition of R.L. Drake assets	-	(7,020)
Net cash used in investing activities	(474)	(7,389)
Cash Flows From Financing Activities:
Net borrowings (repayment of) line of credit	(1,059)	3,496
Borrowings of debt	-	1,601
Repayments of debt	(207)	(197)
Net cash provided by(used in) financing activities	(1,266)	4,900
Net decrease in cash	(399)	(681)
Cash, beginning of period	453	851
Cash, end of period	$54	$170
Supplemental Cash Flow Information:
Cash paid for interest	$201	$267
Cash paid for income taxes	-	-

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

The results for the third quarter of 2013 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at September 30, 2013.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2012.

Note 2 - Liquidity

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing (as defined in Note 7 below).  As of September 30, 2013, the Company had approximately $1,185 outstanding under the Revolver (as defined in Note 7 below) and $3,152 of additional availability for borrowing under the Revolver.  The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on its Revolver and Term Loan, both of which expire on February 1, 2015.  The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity.

Note 3 - Acquisition– Proforma Combined Statements of Operations

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

The Company accounted for the business combination using the acquisition method of accounting. The Company’s results of operations for the three and nine months ended September 30, 2012, include the revenue and expenses of the acquired business since the date of acquisition. The operations of the acquired business have been fully integrated with those of the Company and are not separately reportable.  The unaudited pro forma financial results for the nine months ended September 30, 2012 combines the historical results of the Seller with those of the Company as if this acquisition had been completed as of the beginning of the period presented.  There were no material non-recurring pro forma adjustments directly attributable to this acquisition.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Pro Forma Combined Statements of Operations

Nine Months Ended September 30, 2012
Net sales	$23,618
Loss from operations	$(1,430)
Net loss	$(1,782)
Basic and diluted net loss per share	$(0.29)
Basic and diluted weighted average shares outstanding	6,216

Note 4- Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.  The diluted share base excludes incremental shares of 1,840 and 1,022 related to stock options for the three and nine month periods ended September 30, 2013, respectively, and 1,201 and 1,101 shares related to stock options for the three and nine month periods ended September 30, 2012, respectively.  These shares were excluded due to their antidilutive effect.

Note 5 – New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board  (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amends Accounting Standards Codification (“ASC”) 740, Income Taxes, by providing guidance on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU 2013-11 will be effective for the Company for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Other Comprehensive Income”.  ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012, and early adoption is permitted.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of September 30, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2013 or 2012, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

Note 6 – Inventories

Inventories net of reserves are summarized as follows:

	September 30, 2013	December 31, 2012
Raw Materials	$5,264	$6,493
Work in process	2,713	2,950
Finished Goods	5,883	6,659
	13,860	16,102
Less current inventory	(9,319)	(11,319)
	4,541	4,783
Less reserve for slow moving and obsolete inventory	(1,981)	(2,185)
	$2,560	$2,598

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

Approximately 65% and 64% of the non-current inventories were comprised of finished goods at September 30, 2013 and December 31, 2012, respectively.  The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands.  In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 7 – Debt

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Santander Bank,N.A. (formerly known as Sovereign Bank, N.A. through its Sovereign Business Capital division (“Santander”), pursuant to which the Company obtained an $8,000 credit facility from Santander (the “Santander Financing”).  The Company and Santander entered into a series of amendments to the foregoing Revolving Credit, Term Loan and Security Agreement (as so amended, the “Santander Agreement”) including the Fifth Amendment referenced below, which, among other things, adjusted the Santander Financing to $10,350 consisting of (i) a $6,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,350 term loan facility (“Term Loan”), each expiring on February 1, 2015.  The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Santander Agreement.  The obligations of the Company under the Santander Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 0.50% or the LIBOR rate plus 3.25%.  The Term Loan currently bears interest at a rate per annum equal to Prime plus 0.75% or the LIBOR rate plus 3.50%.  Prime was 3.25% at September 30, 2013.  LIBOR rate loans under the Santender Agreement may be borrowed for interest periods of one, three or six months.  The LIBOR rates for interest periods of one-month, three-months and six-months were 0.18%, 0.25% and 0.37%, respectively, at September 30, 2013.  The interest rates above became effective on August 14, 2013, pursuant to the terms of the Fourth Amendment described below.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

On November 13, 2013, the Company entered into a Fifth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fifth Amendment”) to amend the Santander Financing.  The Fifth Amendment (i) reduced the maximum amount available for borrowing under the Revolver from $8,500 to $6,000, and (ii) modified the Company’s fixed charge coverage ratio covenant to eliminate the testing thereof with respect to the trailing 12-month period ended as of Septemper 30,2013.

On March 27, 2013, the Company entered into a Fourth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fourth Amendment”), to amend the Santander Financing.  The Fourth Amendment (i) increased the interest rates applicable to the Revolver and the Term Loan by one half of one percent, effective as of April 1, 2013, subject to being reduced by one quarter of one percent effective as of the date on which the Company delivered to Santander its financial statements for the fiscal quarter ending June 30, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Santander Agreement through such date of delivery, and further reduced by an additional one quarter of one percent, effective as of the date on which the Company delivers to Santander its audited financial statements for the fiscal year ending December 31, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Sovereign Agreement through such date of delivery; (ii) retroactively effective as of December 31, 2012, eliminated the minimum net income covenant and replaced the same with a minimum EBITDA covenant tested as of and for the fiscal year ended December 31, 2012 and as of and for each subsequent fiscal year ending on December 31 thereafter, (iii) modified the definition of Net Income (as defined in the Santander Agreement), retroactively effective as of December 31, 2012; and (iv) modified the fixed charge coverage ratio, effective for each of the trailing four fiscal quarters ending in 2013.  The Company was in compliance with the Sovereign Agreement as of June 30, 2013 and, accordingly, the interest rates applicable to both the Revolver and the Term Loan were decreased by one quarter of one percent, effective as of August 14, 2013.

The outstanding principal balance of the Revolver was $1,185 at September 30, 2013.  The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity.  The outstanding principal balance of the Term Loan was $4,033 at September 30, 2013.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants.  The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 8 – Related Party Transactions

As of September 30, 2013 and December 31, 2012, the Chief Executive Officer was indebted to the Company in the amount of $118 and $123, respectively, for which no interest has been charged.  This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at September 30, 2013 and December 31, 2012.  Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable.  Since May 2010, however, the Chief Executive Officer has made elective payments to the Company to reduce the indebtedness.  Such elective payments aggregated $22 through September 30, 2013.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(unaudited)

In addition, on June 19, 2012, K Tech Telecommunications, Inc. (“K Tech”) filed a patent infringement complaint against the Company and RLD in the U.S. District Court for the Central District of California (the “District Court”), captioned as K Tech v. Blonder Tongue Laboratories, Inc. and R.L. Drake Holdings, LLC, CV12-05316 (the “Litigation”).  K Tech subsequently filed an amended complaint to add Seller as an additional defendant.  The Litigation alleges that the Company and RLD infringe one or more claims of U.S. Patent Nos. 6,785,903, 7,487,533, 7,761,893, and 7,984,469 (the “K Tech Patents”) and seeks (a) a finding of patent infringement; (b) an injunction against the Company and RLD from further alleged infringement; (c) an award of actual damage suffered by K Tech; and (d) an award of costs relating to the Litigation.  The Litigation complaint alleges that Company products DQMx-01, DQMx-02, DQMx-03, DQMx-04, DQMx-10, DQMx-11, DQMx-12, DQMx-13, DQMx-20, DQMx-21, DQMx-22, DQMx-30, DQMx-31, DQMx-40, and MUX-2D-QAM infringe one or more of the K Tech Patents, and alleges that RLD products MQM6000l, MQM10000, DQT1000, and MEQ1000 infringe one or more of the K Tech Patents.  All of the aforementioned products are part of the Company’s digital headend product category.  On August 29, 2013, the District Court ruled in the Company’s and RLD’s favor on their motion for summary judgment.  In particular, the District Court held that three of K Tech’s patents relating to systems and methods for updating the channel information contained in digital television signals, U.S. Patent Nos. 6,785,903, 7,481,533 and 7,761,893 (the “Specified Patents”), were invalid because they were rendered obvious by prior art.  The District Court agreed with the Company’s and RLD’s argument that all of the patent claims K Tech had asserted under the Specified Patents were invalid by reason of the prior art of, among others, Zenith Electronics Corporation and DiviCom, Inc. (both of which companies had offered for sale products capable of modifying PSIP data prior to the date of K Tech’s earliest patent priority date of April 5, 2000).

The Company and RLD are seeking payment from K Tech of their attorney fees and expenses incurred in defending the action.  K Tech has appealed the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit.

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

Today the Company is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport and broadband product solutions for a broad range of applications.  The markets served include cable television systems, the multi-dwelling unit communities, the lodging/hospitality market, and institutional systems including hospitals, prisons and schools.  The technology requirements of these markets change rapidly and the Company’s research and development team is continually delivering high performance-lower cost solutions to meet customers’ needs.

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

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue.  Sales of digital video headend products were $2,901,000 and $4,246,000 in the third three months of 2013 and 2012, respectively, and $9,309,000 and $10,720,000 in the first nine months of 2013 and 2012, respectively.  Sales of analog video headend products were $1,655,000 and $1,642,000 in the third three months of 2013 and 2012, respectively, and $4,250,000 and $5,238,000 in the first nine months of 2013 and 2012, respectively.  Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the “EQAM-400”) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market.  These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema.  Since then, the parties have agreed to extend the exclusivity arrangement, with the most recent extension occurring in December, 2012 which extended exclusivity through the end of 2013.  In connection with the most recent extension, World Cinema committed to purchase approximately $1.5 million of EQAM-400 from the fourth quarter of 2012 through the fourth quarter of 2013.  World Cinema’s purchases of this product were $368,000 and $380,000 in the three months ended September 30, 2013 and 2012, respectively, and $819,000 and $1,489,000 in the nine months ended September 30, 2013 and 2012, respectively.  Future purchase commitments by World Cinema would allow them to further extend this exclusivity arrangement.  The EQAM-400 product accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products.  In this regard, the Company currently provides these services in connection with contract manufacturing an electronic on-board recorder for XRS Corporation (“XRS”).  Sales by the Company to XRS were $700,000 and $467,000 in the three months ended September 30, 2013 and 2012, respectively, and $2,628,000 and $1,377,000 in the first nine months of 2013 and 2012, respectively.

Results of Operations

Third three months of 2013 Compared with third three months of 2012

Net Sales.  Net sales decreased $1,787,000 or 20.8%, to $6,823,000 in the third three months of 2013 from $8,610,000 in the third three months of 2012.  The decrease is primarily attributed to a decrease in sales of both digital video headend products and hybrid fiber-coax (“HFC”) distribution products, offset by an increase in sales of contract manufactured products.  The Company believes that the overall decrease in product sales is the result of generally tight credit and a reluctance on the part of system integrators to undertake capital spending programs that they feel can be deferred, in light of continuing economic uncertainties.  Sales of digital video headend products were $2,901,000 and $4,246,000, sales of HFC distribution products were $1,066,000 and $1,516,000 and sales of contract manufactured products were $772,000 and $538,000 in the third three months of 2013 and 2012, respectively.  The increase in sales of contract manufactured products during the third three months of 2013, resulted from additional orders for electronic on-board recorders from XRS.  The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products.  The integration of the RLD product line had a positive impact on market penetration.  RLD sales were $1,849,000 and $1,851,000 for the third three months of 2013 and 2012, respectively.

Cost of Goods Sold.   Cost of goods sold decreased to $4,550,000 for the third three months of 2013 from $5,296,000 for the third three months of 2012 but increased as a percentage of sales to 66.7% from 61.5%.  The decrease was primarily due to a decrease in sales.  The increase as a percentage of sales was primarily attributed to a less favorable product mix.  The Company expects cost of goods sold as a percentage of sales to decrease through the first half of 2014 as manufacturing efficiencies are realized and as overall product mix is anticipated to improve.

Selling Expenses.  Selling expenses increased to $874,000 for the third three months of 2013 from $865,000 in the third three months of 2012, and increased as a percentage of sales to 12.8% for the third three months of 2013 from 10.1% in the third three months of 2012.  The $9,000 increase was primarily the result of an increase of department supplies of $16,000 and an increase in advertising and trade show expenses of $15,000, offset by a decrease in royalty expenses of $11,000 and expenses relating to the Company’s Canadian operations of $7,000.  The increases are the result of the Company’s efforts to foster brand awareness and greater market penetration.  The percentage increase was primarily the result of reduced sales.

General and Administrative Expenses.  General and administrative expenses decreased to $1,243,000 for the third three months of 2013 from $1,458,000 for the third three months of 2012, but increased as a percentage of sales to 18.2% for the third three months of 2013 from 16.9% for the third three months of 2012.  The $215,000 decrease was primarily the result of decreased salary expense (including fringe benefits) of $142,000 due to decreased headcount related to the synergies associated with the integration of RLD following the RLD Acquisition.  The percentage increase was primarily the result of reduced sales.

Research and Development Expenses.  Research and development expenses decreased to $780,000 in the third three months of 2013 from $815,000 in the third three months of 2012 but increased as a percentage of sales to 11.4% for the third three months of 2013 from 9.5% for the third three months of 2012.  This $35,000 decrease is primarily the result of a decrease in salary expense (including fringe benefits) of $38,000 associated with a decreased headcount related to the synergies associated with the integration of RLD following the RLD Acquisition.  The percentage increase was primarily the result of reduced sales.

Operating Income (Loss).  Operating loss of $(624,000) for the third three months of 2013 represents a decrease from the operating income of $176,000 for the third three months of 2012.  Operating income (loss) as a percentage of sales was (9.2%) in the third three months of 2013 compared to 2.0% in the third three months of 2012.

Other Expense.  Interest expense decreased to $64,000 in the third three months of 2013 from $85,000 in the third three months of 2012.  The decrease is the result of lower average borrowing.

Income Taxes.  The current provision for income taxes for the third three months of 2013 and 2012 was zero due to a projected taxable loss. A valuation allowance was recorded for the benefit of the 2012 tax loss and was adjusted accordingly for the impact of the current period loss.

First nine months of 2013 Compared with first nine months of 2012

Net Sales.  Net sales decreased $2,233,000, or 9.7%, to $20,688,000 in the first nine months of 2013 from $22,921,000 in the first nine months of 2012.  The decrease is primarily attributed to a decrease in sales of analog video headend products, digital video headend products and hybrid fiber-coax (“HFC”) distribution products, offset by an increase in contract manufactured products.  The Company believes that the overall decrease in product sales is the result of generally tight credit and a reluctance on the part of system integrators to undertake capital spending programs that they feel can be deferred, in light of continuing economic uncertainties.  Sales of analog video headend products were $4,250,000 and $5,238,000, digital video headend products were $9,309,000 and $10,720,000, HFC distribution products were $3,302,000 and $3,962,000 and contract manufactured products were $2,802,000 and $1,684,000 in the first nine months of 2013 and 2012, respectively.  The increase in sales of contract manufactured products during the first nine months of 2013 resulted from additional orders for electronic on-board recorders from XRS.  The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products.  The integration of the RLD product line had a positive impact on market penetration.  RLD sales were $6,405,000 and $5,888,000 for the first nine months of 2013 and 2012, respectively.

Cost of Goods Sold.   Cost of goods sold decreased to $13,475,000 for the first nine months of 2013 from $15,093,000 for the first nine months of 2012 and marginally decreased as a percentage of sales to 65.1% from 65.9%, which was primarily attributable to the Company’s first and second quarter performance.  The decrease was primarily due to a decrease in sales. The decrease as a percentage of sales was primarily attributed to an overall reduction in manufacturing overhead, as well as a more favorable product mix.  The Company expects cost of goods sold as a percentage of sales to decrease through the first half of 2014 as manufacturing efficiencies are realized and as overall product mix is anticipated to improve.

Selling Expenses.  Selling expenses increased to $2,585,000 for the first nine months of 2013 from $2,487,000 in the first nine months of 2012, and increased as a percentage of sales to 12.5% for the first nine months of 2013 from 10.9% for the first nine months of 2012.  The $98,000 increase was primarily the result of an increase in salary expense (including fringe benefits) of $32,000 due to salary adjustments and an increase in advertising and trade show expenses of $50,000.  The increases are the result of the Company’s efforts to foster brand awareness and greater market penetration. The percentage increase was primarily the result of reduced sales.

General and Administrative Expenses.  General and administrative expenses decreased to $3,777,000 for the first nine months of 2013 from $4,405,000 for the first nine months of 2012, and decreased as a percentage of sales to 18.3% for the first nine months of 2013 from 19.2% for the first nine months of 2012.  The $628,000 decrease was primarily the result of decreased professional fees of $152,000 and decreased salary expense (including fringe benefits) of $308,000 due to decreased headcount, both derived primarily from the synergies associated with the integration of RLD following the RLD Acquisition.  The percentage decrease was primarily the result of the aforementioned decreases.

Research and Development Expenses.  Research and development expenses decreased to $2,471,000 in the first nine months of 2013 from $2,652,000 in the first nine months of 2012 but increased as a percentage of sales to 11.9% for the first nine months of 2013 from 11.6% for the first nine months of 2012.  This $181,000 decrease is primarily the result of a decrease in a salary expense (including fringe benefits) of $109,000 associated with a decreased headcount and a decrease in amortization of license fees of $93,000, derived primarily from the synergies associated with the integration of RLD following the RLD Acquisition.  The percentage increase was primarily the result of reduced sales.

Operating Loss.  Operating loss of $(1,620,000) for the first nine months of 2013 represents a decrease from the operating loss of $(1,716,000) for the first nine months of 2012.  Operating loss as a percentage of sales was (7.8%) in the first nine months of 2013 compared to (7.5%) in the first nine months of 2012.

Other Expense.  Interest expense decreased to $210,000 in the first nine months of 2013 from $256,000 in the first nine months of 2012.  The decrease is the result of lower average borrowing.

Income Taxes.  The current provision for income taxes for the first nine months of 2013 and 2012 was zero due to a projected taxable loss. A valuation allowance was recorded for the benefit of the 2012 tax loss and was adjusted accordingly for the impact of the current period loss.

Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, the Company’s working capital was $9,238,000 and $10,471,000, respectively.  The decrease in working capital is primarily due to a decrease in accounts receivable of $590,000 and a decrease in inventories of $2,000,000, offset by a decrease in accounts payable of $883,000 and a decrease in the line of credit of $1,059,000.

The Company’s net cash provided by operating activities for the nine month period ended September 30, 2013 was $1,341,000, primarily due to a decrease in accounts receivable of $590,000 resulting from an improvement in our annual collection cycle and a decrease in inventories of $2,038,000 due to an increase in sales of existing inventories, offset by cash used for prepaid expenses of approximately $191,000 and cash used to reduce accounts payable of approximately $503,000.

Cash used in investing activities for the nine month period ended September 30, 2013 was $474,000, of which $373,000 was attributable to additional license fees and $101,000 was attributable to capital expenditures.

Cash used in financing activities was $1,266,000 for the first nine months of 2013, which was comprised of net pay downs on the Revolver of $1,059,000 and repayment of debt of $207,000.

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Santander Bank N.A. (formerly known as Sovereign Bank, N.A.) through its Sovereign Business Capital division of (“Santander”), pursuant to which the Company obtained an $8,000,000 credit facility from Sovereign (the “Santander Financing”).  The Company and Santander entered into a series of amendments to the foregoing Revolving Credit, Term Loan and Security Agreement (as so amended, the “Santander Agreement”) including the Fifth Amendment referenced below, which, among other things, adjusted the Santander Financing to $10,350,000 consisting of (i) a $6,000,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,350,000 term loan facility (“Term Loan”), each expiring on February 1, 2015.  The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Santander Agreement.  The obligations of the Company under the Santander Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 0.50% or the LIBOR rate plus 3.25%.  The Term Loan currently bears interest at a rate per annum equal to Prime plus 0.75% or the LIBOR rate plus 3.50%.  Prime was 3.25% at September 30, 2013.  LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months.  The LIBOR rates for interest periods of one-month, three-months and six-months were 0.18%, 0.25% and 0.37%, respectively, at September 30, 2013.  The interest rates above became effective on August 14, 2013, pursuant to the terms of the Fourth Amendment described below.

On November 13, 2013, the Company entered into a letter agreement Fifth Amendment to Revolving Credit,Term Loan and Security Agreement with Santander (the “Fifth Amendment”) to amend the Santander Financing.  The Fifth Amendment (i) reduced the maximum amount available for borrowing under the Revolver from $8,500,00 to $6,000,000 and (ii) modified the Company’s fixed charge coverage ratio covenant to eliminate the testing thereof with respect to the trailing 12-month period ended as of September 30, 2013.

On March 27, 2013, the Company entered into a Fourth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fourth Amendment”), to amend the Santander Financing.  The Fourth Amendment (i) increased the interest rates applicable to the Revolver and the Term Loan by one half of one percent, effective as of April 1, 2013, subject to being reduced by one quarter of one percent effective as of the date on which the Company delivered to Santander its financial statements for the fiscal quarter ending June 30, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Santander Agreement through such date of delivery, and further reduced by an additional one quarter of one percent, effective as of the date on which the Company delivers to Sovereign its audited financial statements for the fiscal year ending December 31, 2013, evidencing compliance with the Sovereign Agreement and continuing compliance with the Sovereign Agreement through such date of delivery; (ii) retroactively effective as of December 31, 2012, eliminated the minimum net income covenant and replaced the same with a minimum EBITDA covenant tested as of and for the fiscal year ended December 31, 2012 and as of and for each subsequent fiscal year ending on December 31 thereafter, (iii) modified the definition of Net Income (as defined in the Santander Agreement), retroactively effective as of December 31, 2012; and (iv) modified the fixed charge coverage ratio, effective for each of the trailing four fiscal quarters ending in 2013.  The Company was in compliance with the Santander Agreement as of June 30, 2013 and, accordingly, the interest rates applicable to both the Revolver and the Term Loan were decreased by one quarter of one percent, effective as of August 14, 2013.

The outstanding principal balance of the Revolver was $1,185,000 at September 30, 2013.  The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity.  The outstanding principal balance of the Term Loan was $4,033,000 at September 30, 2013.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants.  The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing.  As of September 30, 2013, the Company had approximately $1,185,000 outstanding under the Revolver and $3,152,000 of additional availability for borrowing under the Revolver.  The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on February 1, 2015.  The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity.  The Company considers opportunities to refinance its existing indebtedness based on market conditions.  Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2015, there can be no assurances that it will do so.  Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all.  Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.  The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $101,000 and $102,000 in the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.  The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2013.

During the quarter ended September 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

In addition, on June 19, 2012, K Tech Telecommunications, Inc. (“K Tech”) filed a patent infringement complaint against the Company and RLD in the U.S. District Court for the Central District of California (the “District Court”), captioned as K Tech v. Blonder Tongue Laboratories, Inc. and R.L. Drake Holdings, LLC, CV12-05316 (the “Litigation”).  K Tech subsequently filed an amended complaint to add Seller as an additional defendant.  The Litigation alleges that the Company and RLD infringe one or more claims of U.S. Patent Nos. 6,785,903, 7,487,533, 7,761,893, and 7,984,469 (the “K Tech Patents”) and seeks (a) a finding of patent infringement; (b) an injunction against the Company and RLD from further alleged infringement; (c) an award of actual damage suffered by K Tech; and (d) an award of costs relating to the Litigation.  The Litigation complaint alleges that Company products DQMx-01, DQMx-02, DQMx-03, DQMx-04, DQMx-10, DQMx-11, DQMx-12, DQMx-13, DQMx-20, DQMx-21, DQMx-22, DQMx-30, DQMx-31, DQMx-40, and MUX-2D-QAM infringe one or more of the K Tech Patents, and alleges that RLD products MQM6000l, MQM10000, DQT1000, and MEQ1000 infringe one or more of the K Tech Patents.  All of these products are part of the Company’s digital headend product category.  On August 29, 2013, the District Court ruled in the Company’s and RLD’s favor on their motion for summary judgment.  In particular, the District Court held that three of K Tech’s patents relating to systems and methods for updating the channel information contained in digital television signals, U.S. Patent Nos. 6,785,903, 7,481,533 and 7,761,893 (the “Specified Patents”), were invalid because they were rendered obvious by prior art.  The District Court agreed with the Company’s and RLD’s argument that all of the patent claims K Tech had asserted under the Specified Patents were invalid by reason of the prior art of, among others, Zenith Electronics Corporation and DiviCom, Inc. (both of which companies had offered for sale products capable of modifying PSIP data prior to the date of K Tech’s earliest patent priority date of April 5, 2000).

The Company and RLD are seeking payment from K Tech of their attorney fees and expenses incurred in defending the action.  K Tech has appealed the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit.

As of September 30, 2013, the Company’s Chief Executive Officer was indebted to the Company in the amount of $118,000 for which no interest has been charged.  This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002.  Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses.  The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable.  Since May 2010, however, the Chief Executive Office has made elective payments to the Company to reduce the indebtedness.  Such elective payments aggregated $22,000 through September 30, 2013.

ITEM 5.  OTHER INFORMATION

As disclosed above under the heading “Liquidity and Capital Resources,” the Company amended the Santander Agreement on November __, 2013. by entering into the Fifth Amendment.The description of this amendment herein is qualified in its entirety by reference to the complete terms and conditions of the amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 18 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: November 14, 2013	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
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

10.1
Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, dated November 13, 2013, between Santander Bank, N.A. Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.
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

