Form 10-K
period 2013-12-31
BLONDER TONGUE LABORATORIES INC
filed 2014-03-31
CIK 1000683

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _________________

Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.001	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013: $4,257,298

Number of shares of common stock, par value $.001, outstanding as of March 20, 2014: 6,216,372

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 21, 2014 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant’s last fiscal year) are incorporated by reference into Part III of this report.

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

PART I

ITEM 1.                BUSINESS

Introduction

Overview

Blonder Tongue is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport and broadband product solutions for a broad range of applications. The markets we serve include cable television systems, multi-dwelling units, the lodging/hospitality market and institutional systems, including hospitals, prisons and schools. From the cable television pioneers that founded the Company in 1950, to the highly experienced research and development team that creates new products today, the Company’s success stems from listening to the needs of its customers, providing quality products to meet those needs and supporting those products after delivery. For over 60 years Blonder Tongue has been providing innovative solutions based on continually advancing technology, enabling the Company to maintain its position as a leader in many of the markets it serves. Since its founding Blonder Tongue has continued to keep abreast of evolving technologies, from analog to digital television, into High Definition (“HD”) digital encoding, Internet Protocol Television (“IPTV”) processing and distribution, as well as EdgeQAM (Quadrature Amplitude Modulation) products. By broadening these product groups, the Company is positioned to grow its existing business and continue to expand the applications and markets it serves.

The cable television market has reacted quickly to consumer demands for additional services by integrating multiple technologies into existing networks, providing consumers with high speed internet access in addition to enhanced video offerings. Today, video offerings have expanded from traditional cable television service to internet protocol (“IP”) based video delivery, switched digital video, video on demand, scheduled playback and video storage. Telephone companies have increased their market share in this competitive environment with fiber-to-the-home distribution networks, enabling them to provide traditional cable television, expanded video services and high-speed internet services, in addition to telephony offerings. Lodging and institutional markets, as well as the multiple dwelling unit (“MDU”) market, continue to upgrade their networks to carry HD channels in order to meet consumers’ expectations. This is a significant area of opportunity for the Company to market and sell its expanded digital product line.

The market segments that the Company serves have been focused on digital technologies, not only in broadcast, but throughout video and broadband transport. The Company has identified three significant opportunities in the digital space: encoding, IPTV and EdgeQAM. Encoding enables operators to provide standard definition (SD) or HD content delivery transported over a broadband network. IPTV enables operators to stream video over private data networks with greater reliability and content security. While already experiencing full scale commercialization in international markets, the United States market continues to increasingly embrace IPTV technology. The worldwide market now has over 100 million IPTV subscribers, and is projected to have 175 million by 2018. Service providers transport both SD and HD video content in MPEG formats over IP networks to network edge devices located in high density serving areas. The device at the edge of the transport system (i.e. close to the customer location), is commonly referred to as EdgeQAM, because it allows the conversion from IP to radio frequency (RF) via QAM modulation. These signals are then transported to the customer across a hybrid fiber-coax (HFC) network. Management of the Company estimates the market for EdgeQAM devices to be about $400 million over the next three years. In 2007 the Company began marketing and selling IPTV products, in 2008 shipped its first high quality HD encoder, in 2009 began shipping its high quality affordably priced EdgeQAM product, in 2012 began shipping its H.264 HD encoder, and in 2013 began shipping its eight channel MPEG-2 HD encoder. The Company continues to develop new versions of these products to expand their use in additional markets and alternative applications.

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

The Pro:Idiom digital technology platform provides the hospitality market with a robust, secure Digital Rights Management (“DRM”) system ensuring rapid, broad deployment of HD television (“HDTV”) and other high-value digital content to licensed users in the lodging industry. Lodging industry leaders such as World Cinema Inc., LodgeNet Entertainment Corporation and others have licensed the Pro:Idiom DRM system. A growing number of content providers have demonstrated their acceptance of Pro:Idiom by licensing their HD content for delivery to Pro:Idiom users. The Company’s revenues derived from the sale of products incorporating these technologies were $1,119,000 in 2013 and $1,911,000 in 2012.

The MPEG-2 Encoder IP core has a unique compression engine capable of creating HD MPEG-2 real-time encoding of a single channel of 1080i/720p/480i video. The use of this real-time encoding technique enables the Company to provide broadcast MPEG-2 HD and SD encoding. MPEG-2 is widely used as the format of digital television signals that are broadcast by terrestrial (over-the-air), cable, and direct broadcast satellite TV systems. The Company’s revenues for digital encoders were $8,160,000 in 2013 and $8,032,000 in 2012.

The H.264/AVC is a video compression standard that enables a compelling solution for growing IP video services. The H.264 HD Encoder core has the capability to cut the bandwidth requirement for digital video delivery in half when compared against MPEG-2 encoders. This essentially facilitates the transmission of twice the number of programs in a given bandwidth. The use of this H.264 encoding technique enables the Company to provide high quality video at higher resolutions like 720p & 1080i. H.264 is a widely used format for transmitting high quality digital television signals over IP networks. The Company started shipping the H.264 encoder in 2012.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema. Since then, the parties had extended the exclusivity arrangement on a number of occasions, with the most recent extension expiring at the end of 2013. In connection with the most recent extension, World Cinema committed to purchase approximately $1.5 million of EQAM-400 from the fourth quarter of 2012 through the fourth quarter of 2013. World Cinema’s purchases of this product were approximately $1,119,000 and $1,911,000 in 2013 and 2012, respectively. World Cinema did not extend this exclusivity arrangement into 2014 with further purchase commitments. Nevertheless, the Company anticipates that World Cinema will continue to purchase the EQAM-400 from Blonder as needed in the normal course of its business, but will not commit to any minimum dollar amount. The EQAM-400 accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

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

RLD manufactures and distributes similar products to those currently being produced by the Company. The acquisition allowed the Company to leverage the combined research and development and sales and marketing departments to shorten the development and manufacturing cycle and deliver a more complete compliment of business and product solutions for the markets the Company serves.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey (the “Old Bridge Facility”) and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at its Old Bridge Facility. Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. The Company may transition additional products to the PRC if determined by the Company to be advantageous based upon changing business and market conditions. Manufacturing products both at the Company’s Old Bridge Facility as well as in the PRC, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage. As a result of the RLD Acquisition, the Company assumed certain post-closing obligations for a leased manufacturing, engineering, sales and administrative facility in Franklin, Ohio at which the RLD products were being manufactured. The lease for this facility expired in November, 2012. In anticipation of such expiration, in August 2012 the Company secured an alternative smaller space in Miamisburg, Ohio, that it believes is more suitable to its continuing business activities. The Company fully transitioned the manufacture of RLD products from the Franklin, Ohio facility to the Old Bridge Facility during July 2012.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2011, the Company entered into an agreement with XRS Corporation (formerly known as XATA Corporation) to provide manufacturing, research and development and product support to XRS for an electronic on-board recorder for the trucking industry that the Company had been producing for XRS. The Company has contract manufactured products under this agreement since 2011. XRS’ purchases of this product were approximately $3,227,000 and $1,989,000 in 2013 and 2012, respectively. During the second quarter of 2013, the Company was advised by XRS that it had undertaken a redesign of its core product through a third party. Later in 2013, XRS provided the Company with engineering details of the redesigned product and invited the Company to participate in a bidding process to provide contract manufacturing of the newly designed product. During February 2014, the Company was advised by XRS that it was not chosen to perform this manufacturing function and as such, the Company does not anticipate additional sales to XRS unless and until the Company is invited to bid for contract manufacturing of the new design and is a successful bidder. XRS has advised the Company that it may again be asked to bid to provide contract manufacturing services in connection with this newly designed product in the later part of 2014; however, there can be no assurance that the Company will be asked to bid or that if it does bid, such bid will be successful. The Company does, however, continue to provide repair services to XRS in connection with the prior design and expects that work to continue throughout 2014. While the sales attributable to such repair services are not material, they do allow the Company to maintain a continuing connection and dialog with this customer in anticipation of future contract manufacturing opportunities.

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

A key component of the Company’s growth strategy is to leverage its reputation across a broad product line, offering one-stop-shop convenience to the cable, broadcast and professional markets and delivering products having a high performance-to-cost ratio. The Company has historically enjoyed, and continues to enjoy, a leading position in many of the markets that it serves. The Company provides integrated network solutions for operators in the multi-dwelling unit market, the lodging/hospitality market and the institutional market.

In response to market pressures to compete with Far East manufactured products, the Company manufactures certain high volume, labor intensive products in the PRC.

Markets Overview

The television industry has been dominated by the traditional cable operator, who subsequently expanded into high-speed internet and telephony services. The penetration of wireless and direct-broadcast satellite (“DBS”) (such as DIRECTV® and DISH Network®) in the TV market, continues to grow with a combined subscriber count in excess of 34 million. Telephone companies (i.e. Verizon and AT&T) also compete with cable operators for services on a national level, delivering video, high-speed internet and telephony services direct to the home or to the curb. Cable operators are deploying MPEG IP transport to the edge of their networks via fiber optic networks and converting those IP streams to RF channels so they can continue to provide conventional video services over existing two-way coax networks. Their plans are to expand the reach of fiber optic networks to take fiber closer to the customer and to the user.

The long term result of these activities is increased competition for the provision of services and a trend toward delivery of these services through fiber using IP technology. This continuing major market transition has resulted in increased consumer expectations, placing the lodging and institutional markets under pressure to install new infrastructure and upgrade existing networks. It is not known how long this transition will take, but to remain competitive the Company must continue to increase its product offerings for digital television, encoding and decoding and digital media applications.

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

More recently, the competition among cable providers to the hospitality industry has shifted from emphasis on VOD to demand for an ever increasing number of HD programs provided free to each guest room. The Company believes that the demand for HD based headends that support free-to-guest service and, accordingly, our EdgeQAM Pro:Idiom products, will grow for several years. The rate of growth may be limited by the cost associated with replacing all televisions in a hotel with flat screen Pro:Idiom compatible televisions, although such costs have been decreasing substantially over the past several years.

Institutional

The Company defines the institutional market to include educational campus environments, correctional facilities, short or long term health service environments, sports stadiums and airport terminals. What all of these seemingly unrelated facilities have in common is that they all contain private networks that are dependent on either locally generated or externally sourced video and/or data content. As the advanced technologies of distance learning, HDTV and IPTV permeate the market, institutional facilities are embracing these technologies to achieve site specific goals. The Company traditionally benefited from a very strong share of this market with its Analog Video Headend and Distribution Products. We anticipate that we will continue to be a leader in this market with our Digital Video Headend Products, which include HD encoders, EdgeQAM, Digital Video solutions and our evolving IPTV platforms.

International

The Company has authorized distributors and sales agents in various locations outside the United States, but the Company primarily manufactures products for sale in the USA. Historically, international sales have not materially contributed to the Company’s revenue base. The Company’s international sales in Canada have increased since 2011 as a result of the RLD Acquisition. RLD maintains a physical presence in Canada, including a stock of inventory, two sales personnel and one sales support person.

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

Larger multiple system operators (“MSOs”) have transitioned or are in the process of transitioning to an all-digital platform; however much of the installed base of United States television sets are still analog sets (not digital). Satellite DBS television, digitally compressed programming and IP delivery require headend products or set-top decoding receivers or Digital Terminal Adapters (“DTAs”) to convert the transmitted signals back to analog so that they may be viewed on analog television sets. The replacement of substantially all analog television sets with digital sets remains costly (although such costs have decreased substantially over the past several years) and will still take years to complete. The split of analog and digital offerings provided to customers varies as a function of the size of the operator and their deployment strategy. For example, the majority of private cable and other smaller service providers continue to deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ set top boxes or DTAs at each television set.

Key Products

Blonder Tongue’s products can be separated according to function and technology. Three key categories account for the majority of the Company’s revenue (Digital Video Headend, Analog Video Headend, and HFC Distribution):

•              Digital Video Headend Products are used by a system operator for acquisition, processing and manipulation of digital video signals. The headend is the system signal processing center of a digital television signal distribution system. It is the central location where multiple channels are initially received, and through additional processing, allocated to specific channels for digital distribution. Blonder Tongue continues to expand its Digital Product offerings to meet the changing needs of its customers. The latest additions include the EdgeQAM collection and the HD encoder collection which includes a line of HD and SD MPEG-2 and H.264 encoders and multiplexers. This trend is expected to be continued in 2014 with the addition of EdgeIP solutions. Among the other digital products provided by Blonder Tongue are: Quadrature Phase Shift Key (“QPSK”) to QAM transcoders; digital QAM up-converters and multiplexers; digital 8VSB/QAM HD television processors for delivery of HDTV programming and agile QAM Modulators.

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

The QPSK to QAM transcoders (QTM Series) are used for economically deploying or adding a satellite-based digital programming tier of digital or HDTV digital programming. The unit transcodes a satellite signal’s modulation from QPSK to QAM or from 8PSK (HDTV Format) to QAM. Since QPSK and 8PSK are optimum for satellite transmission and QAM is optimum for fiber/coax distribution, precious system bandwidth is saved while the signal retains its digital information. Building upon the innovative design work that brought about the QTM transcoders, QAM up-converters and HDTV processors, the Company launched a series of ATSC/QAM demodulators. Digital Video Headend Product use continues to expand in all of the Company’s primary markets, bringing more advanced technology to consumers and operators. It is expected that this area will continue to be a major component of the Company’s business. The Company estimates that Digital Video Headend Products accounted for approximately 46% and 47% of the Company’s revenues in 2013 and 2012, respectively.

•              Analog Video Headend Products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Among the products offered by the Company in this category are integrated receiver/decoders, modulators, demodulators, channel combiners and processors. Even though this market is mature, Blonder Tongue continues to develop products to maintain market share.  For example, several new analog products were launched in response to the “CALM” Act (the Commercial Advertisement Loudness Mitigation Act (CALM, H.R. 1084/S. 2847)), initially proposed in 2008 and signed into law in December 2010. The CALM Act requires the FCC to prescribe regulations limiting the volume of audio on commercials transmitted by television broadcast stations, cable operators and other multichannel video programming distributors. This law addresses a widespread consumer complaint regarding the abrupt loudness of television advertisements and mandates that the volume levels of commercial breaks be consistent with the volume level of the related programming. The Company estimates that Analog Video Headend Products accounted for approximately 21% and 22% of the Company’s revenues in 2013 and 2012, respectively.

•              HFC Distribution Products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Among the products offered by the Company in this category are broadband amplifiers, directional taps, splitters and wall outlets for coax distribution and fiber optic transmitters, receivers (nodes), and couplers. In cable television systems, the HFC distribution products are either mounted on exterior utility poles or encased in pedestals, vaults or other security devices. In private cable systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coax cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company estimates that HFC Distribution products accounted for approximately 16% and 17% of the Company’s revenues in 2013 and 2012, respectively.

•              Other Products.

There are a variety of other products that the Company sells to a lesser degree, either to fill a customer need or where sales have reduced due to changes in Company direction, technology, or market influences. Sales of products in these categories have not contributed significantly to the Company’s revenues in 2013 and are expected to remain this way for 2014. These products include:

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

Miscellaneous, filling customers’ needs for satellite distribution, test equipment, and parts.

The Company will modify its products to meet specific customer requirements. Typically, these modifications are minor and do not materially alter product functionality. Thus, the inability of a customer to accept such products does not generally result in the Company being unable to sell such products to other customers.

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products in order to accommodate customer demand for greater capability, (iii) license new technology, and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects, with the expectation or promise of substantial future orders. Projects may also result from new technologies that become available, or new market applications of existing technology. In the new product development process, the vast experience of the Company’s Engineering Group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace. Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties. The Company will also license technology if it can obtain technology more quickly, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party. There were 22 employees in the research and development department of the Company at December 31, 2013, including 8 employees located at the Company’s facility in Miamisburg, Ohio. The Company’s research and development expenses were $3,373,000 and $3,500,000 for the years ended December 31, 2013 and 2012, respectively.

Marketing and Sales

Blonder Tongue markets and sells its products for use in a wide range of markets including traditional cable television, MDU, lodging/hospitality, and institutional (schools, hospitals and prisons). The Company also sells into a multitude of niche markets such as sports arenas and the cruise ship industry. Sales are made directly to customers by the Company’s internal sales force, as well as through Premier Authorized Stocking Distributors (which accounted for approximately 47% and 45% of the Company’s revenues for fiscal 2013 and 2012, respectively). These distributors serve multiple markets. Direct sales to cable operators and system integrators accounted for approximately 7% and 5% of the Company’s revenues for fiscal 2013 and 2012, respectively.

The Company’s sales and marketing function is performed predominantly by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities. The Company’s internal sales force consists of 20 employees, which currently includes five salespersons in Old Bridge, NJ, one salesperson in Round Rock, TX, one salesperson in San Diego, CA, one salesperson in Berkley Lake, GA, two salespersons in Miamisburg, OH, two salespersons in Peterborough, Ontario, Canada, one sales support person in Peterborough, Ontario and seven sales-support personnel at the Company’s headquarters in Old Bridge, New Jersey.

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

Customers

Blonder Tongue has a diverse customer base, which in 2013 consisted of approximately 235 active accounts. Approximately 57% and 56% of the Company’s revenues in fiscal years 2013 and 2012, respectively, were derived from sales of products to the Company’s five largest customers. Toner Cable Equipment, Inc. accounted for approximately 22% and 18% of the Company’s revenues in 2013 and 2012, respectively. In addition, XRS corporation accounted for approximately 12% of the Company’s revenues in 2013. In 2012, sales to World Cinema Inc. accounted for approximately 14% of the Company’s revenues. None of these customers are obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period. Accordingly, there can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period, however, the Company anticipates that Toner Cable Equipment, Inc. will continue to account for a significant portion of the Company’s revenues in future periods.

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

The Company’s revenues are derived primarily from customers in the continental United States; however, the Company also derives some revenues from customers in other geographical markets, primarily Canada and to a much more limited extent, in developing countries. Sales to customers outside of the United States represented approximately 2% and 5% of the Company’s revenues in 2013 and 2012, respectively. All of the Company’s transactions with customers located outside of the United States have historically been denominated in U.S. dollars, therefore, the Company has had no material foreign currency transactions. As a result of the RLD Acquisition, however, the Company derived certain sales from customers located in Canada during 2013 and 2012 denominated in Canadian Dollars. Transactions denominated in foreign currencies have certain inherent risks associated with them due to currency fluctuations. See “Risk Factors” below for more detail on the risks associated with foreign currency transactions.

Manufacturing and Suppliers

Blonder Tongue’s primary manufacturing operations are presently located at the Old Bridge Facility, which also serves as the Company’s headquarters. Upon consummation of the RLD Acquisition in February 2012, the Company maintained a smaller manufacturing facility in Franklin, OH until it was closed in November, 2012. As noted in “Item 2 – Properties” below, the Company thereafter opened and maintains a small sales and engineering facility in Miamisburg Ohio. The Company’s manufacturing operations are vertically integrated and consist principally of the programming, assembly, and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chassis and cabinets for such assemblies. Management continues to implement improvements to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor to accommodate increasingly fine pitch surface mount electronic components. The Company is capable of manufacturing assemblies of 16 layer PCBs with thousands of components including placement of 0.030x0.030mil ball grid arrays and 0402 packaged sized components, utilizing its advanced state-of-the-art automatic placement equipment as well as automated optical inspection and testing systems. Investments by the Company in these advanced manufacturing technologies is consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products.

Since 2007, the Company has been manufacturing certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC. A key contract manufacturer in the PRC produces such products (all of which are proprietary Blonder Tongue designs) as may be requested by the Company from time to time (in the Company’s discretion) through the submission of purchase orders, the terms of which are governed by a manufacturing agreement. The Company does not currently anticipate the transfer of any additional products to the PRC, however this could change if business and market conditions make it advantageous to do so. In connection with the Company’s initiatives in the PRC, the Company may have foreign currency transactions and may be subject to various currency exchange control programs related to its PRC operations. See “Risk Factors” below for more detail on the risk of foreign operations.

Outside contractors supply standard components, printed circuit boards and electronic subassemblies to the Company’s specifications. While the Company generally purchases electronic parts that do not have a unique source, certain electronic component parts used within the Company’s products are available from a limited number of suppliers and may be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. However, in such situations the Company may experience temporary reductions in its ability to ship products affected by the component shortage. On an as-needed basis, the Company purchases several products from sole suppliers for which alternative sources are not available, such as EchoStar digital receivers for delivery of DISH Network® programming, and DirecTV® digital satellite receivers for delivery of DIRECTV® programming. An inability to timely obtain sufficient quantities of certain of these components could have a material adverse effect on the Company’s operating results. The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company. See “Risk Factors” below for more detail on the risk associated with sole supplier products.

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

Since 2008, the Company has obtained and renewed licenses for a variety of technologies in concert with its digital encoder line of products. The licenses are from a number of companies including Dolby Laboratories Licensing Corporation (expires August 2014), Digital Content Protection, LLC (expires April 30, 2014), DTLA (expires April 30, 2014), and LG Electronics (expires December 2014). These standard licenses are all non-exclusive and require payment of royalties based upon the unit sales of the licensed products. With regard to the licenses expiring in 2014, the Company expects to renew these standard licenses on similar terms to those presently in force. For additional information regarding these licenses, see “Introduction – Recent Developments” starting on page 3.

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

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2013 and does not anticipate incurring in 2014 material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2014. The Company intends to renew this permit.

Employees

As of March 15, 2014, the Company employed approximately 163 people, including 99 in manufacturing, 22 in research and development, 5 in quality assurance, 20 in sales and marketing, and 17 in a general and administrative capacity. Substantially all of these employees are full time employees. 45 of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a labor agreement with the Company that is scheduled to expire in February 2015.

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

In 2013 and 2012, sales to Toner Cable Equipment Inc. accounted for approximately 22% and 18% of our revenues, respectively. Sales to XRS Corporation accounted for approximately 12% of our revenues in 2013. In addition, sales to World Cinema accounted for approximately 14% of our revenues in 2012. There can be no assurance that any sales to these customers will reach or exceed historical levels in any future period. As disclosed above in “Business – Introduction - Recent Developments,” XRS Corporation has redesigned its product and we were not successful in our bid to win the initial contract for the manufacture of such product. We anticipate, however, that Toner Cable will continue to account for a significant portion of our revenues in future periods, although they are not obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide us with binding forecasts of product purchases for any future period.

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

Approximately 57% of our revenues in 2013 were derived from sales to our five largest customers. Any substantial decrease or delay in sales to one or more of our leading customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us, or our inability to develop solid relationships with integrators that may replace the present leading customers, could have a material adverse effect on our results of operations and financial condition.

An inability to reduce expenses or increase revenues may cause continued net losses.

We have had annual net losses each year since 2010, including a net loss of $2.82 million for the fiscal year ended December 31, 2013. In 2013, our net sales revenue of $27.9 million, less cost of goods sold of $18.6 million, did not cover our operating expenses of approximately $11.9 million for the year ended December 31, 2013. While management believes its plan to reduce expenses and increase revenues will improve profitability, there can be no assurance that these actions will be successful. Failure to reduce expenses or increase revenues could have a material adverse effect on our results of operations and financial condition.

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

The vast majority of our revenues in fiscal years 2013 and 2012 came from sales of our products for use by cable infrastructure operators. Demand for our products depends to a large extent upon capital spending on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including:

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

During 2013 and 2012, the U.S. economy continued to feel the effects of the significant economic downturn that began in 2008, resulting in elevated levels of financial market volatility, customer uncertainty and widespread concerns about the U.S. and world economies. The macroeconomic environment and recovery from this downturn has been challenging and inconsistent. The ongoing effects of these circumstances may continue to negatively impact the demand for our products, which may have a material adverse effect on our business, financial condition and results of operations. In addition, the economic crisis has had a material and direct impact on financial institutions, resulting in tighter credit standards, giving rise to a deterioration of liquidity in the capital markets, particularly as it relates to the credit needs of smaller companies that have faced challenges during this period. This liquidity crunch could adversely affect our ability and the ability of our customers to borrow funds to support operations or other liquidity needs (including the ability to finance capital expenditures) or otherwise borrow or raise capital. Moreover, our stock price could decrease if investors have concerns that our business, financial condition or results of operations will be negatively impacted by a worldwide economic downturn.

The terms of our credit agreement may restrict our current and future operating and financial flexibility and could adversely affect our financial and operational results.

As of December 31, 2013, we had approximately $5.3 million of outstanding debt under our Santander Financing, which is scheduled to expire on February 1, 2015. While we anticipate refinancing all or a portion of this debt obligation on or before February 1, 2015, there can be no assurances that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Our inability to refinance our debt obligation on acceptable terms (or at all) would likely have a material adverse on our results of operations and financial condition.

The Santander Agreement that is in effect with respect to this debt includes covenants that, among other things, may restrict our ability to:

•	engage in mergers, consolidations and asset dispositions;

•	redeem or repurchase stock;

•	create, incur, assume or guarantee additional indebtedness;

•	create, incur, assume or permit any liens on any asset;

•	make loans and investments;

•	issue additional shares of our capital stock;

•	change our organizational documents; and

•	change the nature of our business.

These restriction may limit our ability to engage in certain transactions that may be beneficial to us and our stockholders. In addition, the Santander Agreement also requires us to meet certain financial covenants on a quarterly basis. From time to time during the past two years, we have been unable to meet certain of such financial covenants and we may be unable to comply with certain of such covenants under our credit agreement in the future. Previously, the bank has permitted us to amend the Santander Agreement as it relates to such financial covenants when it appears that we may not be able to meet them, but no assurance can be given that the bank will permit further amendments or provide waivers of these requirements if we are unable to meet them in the future. Accordingly, a failure to comply with the financial covenants under the Santander Agreement could result in an event of default. In the event of a default our lender could elect to declare all borrowings, accrued and unpaid interest and other fees outstanding, due and payable, and require us to apply all of our available cash to repay these borrowings, which would likely have a material adverse on our results of operations and financial condition.

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

  Historically the Company has had limited exposure to currency fluctuations since transactions with customers located outside the United States have generally been denominated in U.S. Dollars. As a result of the RLD Acquisition, however, the Company recognized sales in Canada in 2013 and 2012, denominated in Canadian Dollars and anticipates that it will continue to recognize sales in Canada denominated in Canadian Dollars in future periods. In addition, the Company incurs certain expenses which are denominated in Canadian Dollars in connection with the maintenance and operation of a sales and distribution facility in Canada. The Company's functional currency is the U.S. dollar. Accordingly, any revenue and expense denominated in Canadian Dollars needs to be translated into U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between the Canadian Dollar and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. We do not engage in currency hedging activities to limit the risks of currency fluctuations. The Company anticipates that sales in Canada during 2014 should be less than $2,000,000. Currency fluctuations could adversely impact our results of operations, cash flows and financial position.

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

Any increase in governmental regulation of the markets that we serve, including the cable television system, MDU, lodging and institutional markets, may have an adverse effect on our results of operations and financial condition.

The cable television, MDU, lodging and institutional markets within the cable industry, which represents the vast majority of our business, while in some cases subject to certain FCC licensing requirements, is not presently burdened with extensive government regulations. It is possible, however, that regulations could be adopted in the future which impose burdensome restrictions on these markets resulting in, among other things, barriers to the entry of new competitors or limitations on capital expenditures. Any such regulations, if adopted, could have a material adverse effect on our results of operations and financial condition.

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

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. We do not anticipate material capital expenditures during the fiscal year ending 2014 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

We intend to retain all earnings to finance the growth of our business and therefore do not intend to pay dividends on our Common Stock in the foreseeable future. Moreover, our loan agreement with Santander Bank, N.A. prohibits the payment of cash dividends by us on our Common Stock.

Our Common Stock is thinly traded and subject to volatility, which may adversely affect the market price for our Common Stock.

Although our Common Stock is traded on the NYSE MKT, it may remain relatively illiquid, or “thinly traded,” which can increase share price volatility and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Investors may be unable to buy or sell a certain quantity of our shares in the public market within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices.

The prevailing market price of our Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

•	announcements of technological innovations or new products by us, our competitors or third parties;

•	quarterly variations in our actual or anticipated results of operations;

•	failure of revenues or earnings in any quarter to meet the investment community’s expectations;

•	market conditions for cable industry stocks in general; and

•	broader market trends unrelated to our performance.

Our share ownership is highly concentrated.

Our directors and officers beneficially own approximately 46% of our Common Stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.

Delays or difficulties in negotiating a labor agreement or other difficulties in our relationship with our union employees may cause an adverse effect on our manufacturing and business operations.

All of our direct labor employees located at the Old Bridge, New Jersey facility are members of the International Brotherhood of Electrical Workers Union, Local 2066 (the “Union”), under a collective bargaining agreement, which expires in February 2015. In connection with any renewal or renegotiation of the labor agreement upon its termination, there can be no assurance that work stoppages will not occur or that we will be able to agree upon terms for future agreements with the Union. Any work stoppages could have a material adverse effect on our business operations, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which is owned by the Company. The Old Bridge Facility is encumbered by a mortgage held by Santander Bank, NA in the principal amount of $3,983,000 as of December 31, 2013. In addition, the Company leases an engineering and sales facility consisting of one building totaling approximately 9,200 square feet in Miamisburg, Ohio. The lease for this facility expires in October, 2015. The total lease obligation will be approximately $57,000 during 2014. The Company also leases an approximately 3,200 square foot sales and distribution facility in Peterborough, Ontario Canada. The lease for this facility expires in December, 2014 and has an annual rental of approximately $20,000. Management believes that these facilities are adequate to support the Company’s anticipated needs in 2014.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In addition, on June 19, 2012, K Tech Telecommunications, Inc. (“K Tech”) filed a patent infringement complaint against the Company and RLD in the U.S. District Court for the Central District of California (the “District Court”), captioned as K Tech v. Blonder Tongue Laboratories, Inc. and R.L. Drake Holdings, LLC, CV12-05316 (the “Litigation”). K Tech subsequently filed an amended complaint to add Seller as an additional defendant. The Litigation alleged that the Company and RLD infringe one or more claims of U.S. Patent Nos. 6,785,903, 7,487,533, 7,761,893, and 7,984,469 (the “K Tech Patents”) and sought (a) a finding of patent infringement; (b) an injunction against the Company and RLD from further alleged infringement; (c) an award of actual damage suffered by K Tech; and (d) an award of costs relating to the Litigation. The Litigation complaint alleged that Company products DQMx-01, DQMx-02, DQMx-03, DQMx-04, DQMx-10, DQMx-11, DQMx-12, DQMx-13, DQMx-20, DQMx-21, DQMx-22, DQMx-30, DQMx-31, DQMx-40, and MUX-2D-QAM infringe one or more of the K Tech Patents, and alleges that RLD products MQM6000l, MQM10000, DQT1000, and MEQ1000 infringe one or more of the K Tech Patents. All of the aforementioned products are part of the Company’s digital headend product category. On August 29, 2013, the District Court ruled in the Company’s and RLD’s favor on their motion for summary judgment. In particular, the District Court held that three of K Tech’s patents relating to systems and methods for updating the channel information contained in digital television signals, U.S. Patent Nos. 6,785,903, 7,481,533 and 7,761,893 (the “Specified Patents”), were invalid because they were rendered obvious by prior art. The District Court agreed with the Company’s and RLD’s argument that all of the patent claims K Tech had asserted under the Specified Patents were invalid by reason of the prior art of, among others, Zenith Electronics Corporation and DiviCom, Inc. (both of which companies had offered for sale products capable of modifying PSIP data prior to the date of K Tech’s earliest patent priority date of April 5, 2000).

The Company and RLD are seeking payment from K Tech of their attorney fees and expenses incurred in defending the action. K Tech has appealed the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit.

As of December 31, 2013, the Company’s Chief Executive Officer was indebted to the Company in the amount of $117,000, for which no interest has been charged. This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002. This debt was being repaid at the rate of $1,000 per month, all of which represented principal payments on the indebtedness, until November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. At the time of filing, payments on this indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer's bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey. Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Office has made modest elective payments to the Company. Such elective payments aggregated $24,000 through December 31, 2013.

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

Market Information

Fiscal Year Ended December 31, 2013:	High	Low

First Quarter	$1.69	$1.05
Second Quarter	1.25	.95
Third Quarter	1.15	.85
Fourth Quarter	1.12	.81

Fiscal Year Ended December 31, 2012:	High	Low

First Quarter	$1.56	$1.16
Second Quarter	1.40	.94
Third Quarter	1.20	.85
Fourth Quarter	1.25	.90

The Company’s Common Stock is traded on NYSE MKT under the symbol “BDR.”

Holders

As of March 1, 2014, the Company had 49 holders of record of the Common Stock. Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

Dividends

The Company currently anticipates that it will retain all of its earnings to finance the operation of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Since its initial public offering, the Company has never declared or paid any cash dividends on its Common Stock. Any determination to pay dividends in the future is at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. The Company’s credit agreement with Santander Bank, N.A. prohibits the payment of cash dividends by the Company on its Common Stock.

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

Today the Company is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport and broadband product solutions for a broad range of applications. The markets served include cable television systems, multi-dwelling units, the lodging/hospitality market, and institutional systems including hospitals, prisons and schools. The technology requirements of these markets change rapidly and the Company’s research and development team is continually delivering high performance-lower cost solutions to meet customers’ needs.

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

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue. Accordingly, any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. Sales of digital video headend products were $12,930,000 and $14,384,000 and sales of analog video headend products were $5,818,000 and $6,875,000 in 2013 and 2012, respectively.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema. Since then, the parties had extended the exclusivity arrangement on a number of occasions, with the most recent extension expiring at the end of 2013. In connection with the most recent extension, World Cinema committed to purchase approximately $1.5 million of EQAM-400 from the fourth quarter of 2012 through the fourth quarter of 2013. World Cinema’s purchases of this product were approximately $1,119,000 and $1,911,000 in 2013 and 2012, respectively. World Cinema did not extend this exclusivity arrangement into 2014 with further purchase commitments. Nevertheless, the Company anticipates that World Cinema will continue to purchase the EQAM-400 from Blonder as needed in the normal course of its business, but will not commit to any minimum dollar amount. The EQAM-400 accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

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

RLD manufactures and distributes similar products to those currently being produced by the Company. The acquisition allowed the Company to leverage the combined research and development and sales and marketing departments to shorten the development and manufacturing cycle and deliver a more complete compliment of business and product solutions for the markets the Company serves.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey (“Old Bridge Facility”) and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at the Old Bridge Facility. Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. The Company may transition additional products to the PRC if determined by the Company to be advantageous based upon changing business and market conditions. Manufacturing products both at the Company’s Old Bridge Facility as well as in the PRC, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage. As a result of the RLD Acquisition, the Company assumed certain post-closing obligations for a leased manufacturing, engineering, sales and administrative facility in Franklin, Ohio at which the RLD products were being manufactured. The lease for this facility expired in November, 2012. In anticipation of such expiration, in August 2012 the Company secured an alternative smaller space in Miamisburg, Ohio, more suitable to its continuing business activities. The Company fully transitioned the manufacture of RLD products from the Franklin, Ohio facility to the Old Bridge Facility during July 2012.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2011, the Company entered into an agreement with XRS Corporation (formerly known as XATA Corporation) to provide manufacturing, research and development and product support to XRS for an electronic on-board recorder for the trucking industry that the Company had been producing for XRS. The Company has contract manufactured products under this agreement since 2011. XRS’ purchases of this product were approximately $3,227,000 and $1,989,000 in 2013 and 2012, respectively. During the second quarter of 2013, the Company was advised by XRS that it had undertaken a redesign of its core product through a third party. Later in 2013, XRS provided the Company with engineering details of the redesigned product and invited the Company to participate in a bidding process to provide contract manufacturing of the newly designed product. During February 2014, the Company was advised by XRS that it was not chosen to perform this manufacturing function and as such, the Company does not anticipate additional sales to XRS unless and until the Company is invited to bid for contract manufacturing of the new design and is a successful bidder. XRS has advised the Company that it may again be asked to bid to provide contract manufacturing services in connection with this newly designed product in the later part of 2014; however, there can be no assurance that the Company will be asked to bid or that if it does bid, such bid will be successful. The Company does, however, continue to provide repair services to XRS in connection with the prior design and expects that work to continue throughout 2014. While the sales attributable to such repair services are not material, they do allow the Company to maintain a continuing connection and dialog with this customer in anticipation of future contract manufacturing opportunities.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data from continuing operations as a percentage of net sales.

	Year Ended December 31,
	2013	2012
Net sales	100.0%	100.0%
Costs of goods sold	66.6	67.3
Gross profit	33.4	32.7
Selling expenses	12.1	11.0
General and administrative expenses	18.3	18.4
Research and development expenses	12.1	11.4
Loss from operations	(9.1)	(8.1)
Other expense, net	1.0	1.1
Loss before income taxes	(10.1)	(9.2)
Provision (benefit) for income taxes	-	7.6

2013 Compared with 2012

Net Sales. Net sales decreased $2,773,000 or 9.0% to $27,870,000 in 2013 from $30,643,000 in 2012. The decrease is primarily attributed to a decrease in sales of digital video headend products, analog video headend products and HFC distribution products offset by an increase in sales of contract manufactured products. Sales of digital video headend products were $12,930,000 and $14,384,000, sales of analog video headend products were $5,818,000 and $6,875,000, sales of HFC distribution products were $4,375,000 and $5,185,000 and sales of contract manufactured products were $3,465,000 and $2,440,000 in 2013 and 2012, respectively. RLD sales were $8,335,000 and $7,760,000 in 2013 and 2012, respectively. The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products.

Cost of Goods Sold. Cost of goods sold decreased to $18,559,000 for 2013 from $20,625,000 in 2012 and decreased as a percentage of sales to 66.6% from 67.3%. The decrease is primarily attributed to a decrease in net sales. The decrease as a percentage of sales is attributed to a more favorable product mix offset by a decrease in the provision for inventory reserves ($285,000 and $1,422,000 in 2013 and 2012, respectively). The Company increases its provision for inventory reserves as necessary during the course of the year. The Company expects cost of goods sold as a percentage of sales to decrease throughout the first half of 2014 as manufacturing efficiencies continue to be realized and as the overall product mix is contemplated to improve.

Selling Expenses. Selling expenses decreased to $3,372,000 for 2013 from $3,378,000 in 2012 and increased as a percentage of sales to 12.1% for 2013 from 11.0% for 2012. This $6,000 decrease is primarily attributable to a decrease in royalty expenses of $43,000 offset by an increase in department supplies of $35,000. The Company anticipates that selling expenses will increase slightly in 2014 as compared to 2013 as a result of the Company’s continuing efforts to foster brand awareness and to achieve greater market penetration. The increase as a percentage of sales is attributed to a decrease in net sales.

General and Administrative Expenses. General and administrative expenses decreased to $5,111,000 in 2013 from $5,635,000 in 2012 and decreased as a percentage of sales to 18.3% for 2013 from 18.4% in 2012. The $524,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $298,000 due to decreased head count and a decrease in building expenses of $128,000, primarily related to the synergies achieved with the RLD Acquisition. The decrease as a percentage of sales was primarily the result of the aforementioned decreases. The Company anticipates that general and administrative expenses will be relatively the same in 2014 compared to 2013.

Research and Development Expense. Research and development expenses decreased to $3,373,000 in 2013 from $3,500,000 in 2012, but increased as a percentage of sales to 12.1% in 2013 from 11.4% in 2012. This $127,000 decrease is primarily attributable to a decrease in salaries and fringe benefits of $100,000 due to a decreased head count and a decrease in license fees of $93,000 offset by an increase in consulting fees of $40,000 all related to the synergies achieved with the RLD Acquisition. The increase as a percentage of sales is attributed to a decrease in net sales. The Company anticipates that research and development expenses will increase in 2014 compared to 2013 as a result of increased product development costs.

Operating Loss. Operating loss of $(2,545,000) for 2013 represents an increase of $50,000 from the operating loss of $(2,495,000) in 2012. Operating loss as a percentage of sales increased to (9.1)% in 2013 from (8.1)% in 2012.

Interest expense. Interest expense decreased to $277,000 in 2013 from $330,000 in 2012. The decrease is the result of lower average borrowings. The Company anticipates an increase in its interest expense in 2014 as a result of adjustments to its cost of funds under the Santander Agreement pursuant to the Sixth Amendment.

Income Taxes. The provision for income taxes is zero and $2,332,000 for 2013 and 2012, respectively. The decrease in the 2013 provision is primarily attributable to the Company recording a full valuation allowance for deferred tax assets that were no longer considered to be realizable. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence. The significant negative evidence included a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2013, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2013 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

As of December 31, 2013 and 2012, the Company’s working capital was $9,499,000 and $10,471,000, respectively. The decrease in working capital is attributable primarily to the Company’s decrease in inventories of $2,344,00, offset by a decrease in the line of credit of $969,000.

The Company’s net cash provided by operating activities for the year ended December 31, 2013 was $1,861,000 primarily due to non-cash expenses of $1,792,000 and a reduction in inventories of $2,542,000, offset by a net loss of $2,822,000, compared to net cash provided by operating activities for the year ended December 31, 2012 of $3,640,000 primarily due to non-cash expenses of $5,664,000 and a reduction in accounts receivable of $1,543,000, offset by a net loss of $5,157,000.

Cash used in investing activities was $1,001,000, which was attributable primarily to capital expenditures of $154,000 and the acquisition of licenses of $847,000.

Cash used in financing activities was $1,246,000 for the period ended December 31, 2013, comprised primarily of net borrowings on the line of credit of $969,000 offset by the repayment of debt of $277,000.

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.) through its Sovereign Business Capital division (“Santander”), pursuant to which the Company obtained an $8,000,000 credit facility from Santander (the “Santander Financing”). The Company and Santander entered into a series of amendments to the foregoing Revolving Credit, Term Loan and Security Agreement (as so amended, the “Santander Agreement”), including the Sixth Amendment referenced below, which, among other things, adjusted the Santander Financing to $9,350,000 consisting of (i) a $5,000,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,350,000 term loan facility (“Term Loan”), each expiring on February 1, 2015. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Santander Agreement. The obligations of the Company under the Santander Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 01.25% or the LIBOR rate plus 4.00%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 01.50% or the LIBOR rate plus 4.25%. Prime was 3.25% at December 31, 2013. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.17%, 0.25% and 0.35%, respectively, at December 31, 2013. The interest rates above are effective on April 1, 2014, pursuant to the terms of the Sixth Amendment described below.

On March 28, 2014, the Company entered into a Sixth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Sixth Amendment”) to amend the Santander Financing. The Sixth Amendment (i) reduced the maximum amount available for borrowing under the Revolver from $6,000,000 to $5,000,000, (ii) increased the interest rates applicable to the Revolver and the Term Loan by three quarters of one percent, (iii) modified the Company’s fixed charge coverage ratio covenant to eliminate the testing thereof with respect to the trailing 12-month period ended as of December 31, 2013, (iv) eliminated the fixed charge coverage ratio covenant with respect to all periods after December 31, 2013, (v) modified the minimum EBITDA covenant to (a) eliminate the testing thereof with respect to the fiscal year ended December 31, 2013, (b) change the manner of calculation thereof, and (c) imposed a quarterly building minimum EBITDA covenant test, commencing with the fiscal quarter ended on March 31, 2014, and thereafter for the two fiscal quarters ending June 30, 2014, the three fiscal quarters ending September 30, 2014, the four fiscal quarters ending December 31, 2014 and thereafter quarterly on a trailing four fiscal quarter basis, (vi) reduced the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 50% to 35%, with a further reduction in such advance rate to 25% effective on or about June 27, 2014 and (vii) reduced the sublimit on advances against such Eligible Inventory from $3,000,000 to $2,000,000. In connection with the Sixth Amendment, the Company paid Santander an amendment fee of $45,000.

On November 13, 2013, the Company entered into a Fifth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fifth Amendment”) to amend the Santander Financing. The Fifth Amendment (i) reduced the maximum amount available for borrowing under the Revolver from $8,500,000 to $6,000,000 and (ii) modified the Company’s fixed charge coverage ratio covenant to eliminate the testing thereof with respect to the trailing 12-month period ended as of September 30, 2013.

On March 27, 2013, the Company entered into a Fourth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fourth Amendment”), to amend the Santander Financing. The Fourth Amendment (i) increased the interest rates applicable to the Revolver and the Term Loan by one half of one percent, effective as of April 1, 2013, subject to being reduced by one quarter of one percent effective as of the date on which the Company delivered to Santander its financial statements for the fiscal quarter ending June 30, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Santander Agreement through such date of delivery, and further reduced by an additional one quarter of one percent, effective as of the date on which the Company delivers to Santander its audited financial statements for the fiscal year ending December 31, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Santander Agreement through such date of delivery; (ii) retroactively effective as of December 31, 2012, eliminated the minimum net income covenant and replaced the same with a minimum EBITDA covenant tested as of and for the fiscal year ended December 31, 2012 and as of and for each subsequent fiscal year ending on December 31 thereafter, (iii) modified the definition of Net Income (as defined in the Santander Agreement), retroactively effective as of December 31, 2012; and (iv) modified the fixed charge coverage ratio, effective for each of the trailing four fiscal quarters ending in 2013. The Company was in compliance with the Santander Agreement as of June 30, 2013 and, accordingly, the interest rates applicable to both the Revolver and the Term Loan were decreased by one quarter of one percent, effective as of August 14, 2013.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $1,275,000 at December 31, 2013. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,983,000 at December 31, 2013.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities, as evidenced by the Sixth Amendment.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sovereign Financing. As of December 31, 2013, the Company had approximately $1,275,000 outstanding under the Revolver and $3,251,000 of additional availability for borrowing under the Revolver. As a result of the implementation of the Sixth Amendment, the Company’s liquidity will be reduced. After giving effect to the Sixth Amendment, the Company’s anticipated availability for additional borrowing under the Revolver, on a pro forma basis as of March 28, 2014, would be reduced by approximately $459,000. The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on February 1, 2015. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2015, there can be no assurances that it will do so. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $154,000 and $177,000 in the years ended December 31, 2013 and 2012, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

Approximately 60% of the non-current inventories are comprised of finished goods. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Valuation of Deferred Tax Assets

Management periodically evaluates its ability to recover the reported amount of its deferred income tax assets considering several factors, including the estimate of the likelihood that it will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, which currently indicates that it was more likely than not that the Company would not realize the benefits related to the deferred tax assets, the Company recorded a valuation allowance equal to a significant portion of the net deferred tax assets as of December 31, 2013 and 2012.

Recent Accounting Pronouncements

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

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2013 or 2012, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2013.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the 1992 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

During the quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As disclosed above under the heading “Liquidity and Capital Resources,” the Company entered into the Sixth Amendment to the Santander Financing on March 28, 2014, which disclosure is incorporated into this Item 9B by reference. The description of the Sixth Amendment herein is qualified in its entirety by reference to the complete terms and conditions of the Sixth Amendment, which is filed as Exhibit 10.31 to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about the Company’s directors and executive officers is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2014 Annual Meeting of Stockholders. The information about the Company’s Audit Committee (excluding the Audit Committee Report) and the Audit Committee’s “audit committee financial expert,” is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2014 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2014 Annual Meeting of Stockholders.

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

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2014 Annual Meeting of Stockholders.

Summary information concerning the Company’s equity compensation plans is incorporated by reference from the discussion related to Proposal 2 under the heading "Equity Compensation Plans" in the Company’s proxy statement for its 2014 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2014 Annual Meeting of Stockholders. Information about the independence of each director or nominee for director of the Company during 2013 is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accountants” and “Pre-Approval Policy for Services by Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2014 Annual Meeting of Stockholders.

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

(b)	Index to Exhibits:

Exhibit #	Description	Location

2.1	Asset Purchase Agreement dated as of February 1, 2012 by and among R. L. Drake Holdings, LLC, R. L. Drake, LLC, R. L. Drake Acquisition Corporation and WBMK Holding Company	Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A dated February 1, 2012, filed April 17, 2012.

2.2	First Amendment to Asset Purchase Agreement dated as of February 3, 2012 by and among R. L. Drake Holdings, LLC, R. L. Drake, LLC, R. L. Drake Acquisition Corporation and WBMK Holding Company	Incorporated by reference from Exhibit 2.2 to Registrant’s Current Report on Form 8-K/A dated February 1, 2012, filed April 17, 2012.

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A for the period ending December 31, 2007, originally filed May 9, 2008.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

4.2	Warrant to Adaptive Micro-Ware, Inc.	Incorporated by reference from Exhibit 4.1 to Quarterly Report on Form 10-Q originally filed November 14, 2012.

10.1	1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.2	First Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 10.5(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

10.3	Second Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.3 to S-8 Registration Statement No. 333-52519 originally filed on May 13, 1998.

Exhibit #	Description	Location

10.4	Third Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.4 to S-8 Registration Statement No. 333-37670, originally filed May 23, 2000.

10.5	Fourth Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.5 to S-8 Registration Statement No. 33-96993, originally filed July 24, 2002.

10.6	Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Appendix B to Registrant’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed March 27, 1998.

10.7	First Amendment to the Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-111367, originally filed on December 19, 2003.

10.8	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, originally filed August 14, 2013.

10.9	Bargaining Unit Pension Plan.	Filed herewith.

10.10	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

10.11	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan	Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders held on May 24, 2005.

10.12	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan	Incorporated by reference from Appendix B to the Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders held on May 24, 2005.

10.13	Form of Option Agreement under the 1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.

10.14	Form of Option Agreement under the 1996 Director Option Plan.	Incorporated by reference from Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.

10.15	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 15, 2005.

Exhibit #	Description	Location

10.16	Form of Option Agreement under the 2005 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2007, filed March 31, 2008.

10.17	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.18	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.19	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 18, 2011, filed May 20, 2011.

10.20	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated May 18, 2011, filed May 20, 2011.

10.21	First Amendment to Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders held on May 23, 2007.

10.22	Second Amendment to Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan, as amended.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders held on May 19, 2010.

10.23	First Amendment to Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan.	Incorporated by reference from Appendix C to Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders held on May 19, 2010.

10.24	Deferred Compensation Plan for James A. Luksch, effective as of January 1, 2011, as amended and restated on February 4, 2011.	Incorporated by reference from Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.25	Revolving Credit, Term Loan and Security Agreement, dated August 6, 2008, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated August 6, 2008, filed August 8, 2008.

10.26	First Amendment to Revolving Credit, Term Loan and Security Agreement, dated January 14, 2011, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 14, 2011, filed January 20, 2011.

Exhibit #	Description	Location

10.27	Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated February 1, 2012, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated February 1, 2012, filed February 7, 2012.

10.28	Third Amendment to Revolving Credit, Term Loan and Security Agreement, dated August 10, 2012, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q originally filed August 14, 2012.

10.29	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 27, 2013, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2012, filed April 1, 2013.

10.30	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, dated November 13, 2013, between Santander Bank, N.A. Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2013, filed November 14, 2013.

10.31	Sixth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 28, 2014, between Santander Bank N.A. Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Filed herewith.

21	Subsidiaries of Blonder Tongue Laboratories, Inc.	Filed herewith.

23.1	Consent of Marcum LLP.	Filed herewith.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1*	Interactive data files.	Furnished herewith.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Exhibits 10.1-10.8 and 10.10-10.24 represent management contracts or compensation plans or arrangements.

(c) Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the applicable instructions or are inapplicable and therefore have been omitted.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Blonder Tongue Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum llp

Marcum LLP

New York, NY

March 31, 2014

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2013	2012
Assets
Current assets:
Cash	$67	$453
Accounts receivable, net of allowance for doubtful accounts of $196	3,241	3,461
Inventories	8,975	11,319
Prepaid and other current assets	458	723
Prepaid benefit costs	415	-
Total current assets	13,156	15,956
Inventories, net non-current	2,115	2,598
Property, plant and equipment, net of accumulated depreciation and amortization	3,710	4,009
License agreements, net	792	552
Intangible assets, net	2,216	2,470
Goodwill	493	493
Other assets, net	159	225
	$22,641	$26,303
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,275	$2,244
Current portion of long-term debt	270	277
Accounts payable	1,493	1,825
Accrued compensation	446	330
Accrued benefit pension liability	-	617
Income taxes payable	24	24
Other accrued expenses	149	168
Total current liabilities	3,657	5,485

Long-term debt	3,893	4,163
Deferred income taxes	63	30
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	26,190	25,918
Retained earnings (deficit)	(3,194)	(372)
Accumulated other comprehensive loss	(668)	(1,621)
Treasury stock, at cost, 2,248 shares	(7,308)	(7,308)
Total stockholders’ equity	15,028	16,625
	$22,641	$26,303

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year ended December 31
	2013	2012

Net sales	$27,870	$30,643
Cost of goods sold	18,559	20,625
Gross profit	9,311	10,018
Operating expenses:
Selling expenses	3,372	3,378
General and administrative	5,111	5,635
Research and development	3,373	3,500
	11,856	12,513
Loss from operations	(2,545)	(2,495)

Other expense:
Interest expense	(277)	(330)
Loss before income taxes	(2,822)	(2,825)
Provision for income taxes	-	2,332
Net loss	$(2,822)	$(5,157)
Net loss per share, basic and diluted	$(0.45)	$(0.83)
Weighted average shares outstanding, basic and diluted	6,216	6,216
Net loss	$(2,822)	$(5,157)
Changes in accumulated unrealized pension losses, net of taxes	953	321
Comprehensive loss	$(1,869)	$(4,836)

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Loss	Stock	Total
Balance at January 1, 2012	8,465	$8	$25,660	$4,785	$(1,942)	$(7,308)	$21,203
Net loss	-	-	-	(5,157)	-	-	(5,157)
Recognized pension loss, net of taxes	-	-	-	-	321	-	321
Stock-based Compensation	-	-	258	-	-	-	258
Balance at December 31, 2012	8,465	8	25,918	(372)	(1,621)	(7,308)	16,625
Net loss	-	-	-	(2,822)	-	-	(2,822)
Recognized pension loss, net of taxes	-	-	-	-	953	-	953
Stock-based Compensation	-	-	272	-	-	-	272
Balance at December 31, 2013	8,465	$8	$26,190	$(3,194)	$(668)	$(7,308)	$15,028

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(2,822)	$(5,157)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	453	505
Amortization	861	933
Stock-based compensation expense	272	258
Loss on sale of fixed assets	-	55
Provision for inventory reserves	285	1,422
Provision for doubtful accounts	-	23
Non cash pension expense	(79)	157
Deferred income taxes	33	2,311
Changes in operating assets and liabilities:
Accounts receivable	220	1,543
Inventories	2,542	940
Prepaid and other current assets	265	(294)
Other assets	66	(29)
Accounts payable, accrued expenses and accrued compensation	(235)	949
Income tax payable	-	24
Net cash provided by operating activities	1,861	3,640
Cash Flows From Investing Activities:
Proceeds on sale of fixed assets	-	130
Capital expenditures	(154)	(102)
Acquisition of licenses	(847)	(576)
Acquisition of R.L. Drake assets	-	(7,020)
Net cash used in investing activities	(1,001)	(7,568)
Cash Flows From Financing Activities:
Net borrowings on line of credit	(969)	2,244
Repayments of debt	(277)	(265)
Borrowings of debt	-	1,551
Net cash provided by (used in) financing activities	(1,246)	3,530
Net decrease in cash	(386)	(398)
Cash, beginning of year	453	851
Cash, end of year	$67	$453
Supplemental Cash Flow Information:
Cash paid for interest	$264	$321
Cash paid for income taxes	-	-
Non cash investing and financing activities:
Capital expenditures financed by notes payable	-	$75

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 1 - Summary of Significant Accounting Policies

(a)	Company and Basis of Presentation

Blonder Tongue Laboratories, Inc. (together with its consolidated subsidiaries, the “Company”) is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport, and broadband product solutions to the markets the Company serves, including the multi-dwelling unit market, the lodging/hospitality market and the institutional market, including hospitals, prisons and schools, primarily throughout the United States and Canada. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2013 and 2012. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the creditworthiness of the financial institutions and evaluates its credit exposure.

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

The Company’s business includes one goodwill reporting unit. The Company annually reviews goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of the net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired. The Company performed its annual goodwill impairment test on December 31, 2013 using both the income approach and market approach with assumptions that our management believes are appropriate in the circumstances. Based upon the results, the Company determined that goodwill was not impaired as of December 31, 2013 .

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

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2013 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$262	$1,103
Proprietary technology	349	67	282
Non-compete agreements	248	158	90
Amortized intangible assets	1,962	487	1,475
Non-Amortized Trade name	741	-	741
Total	$2,703	$487	$2,216

Amortization is computed utilizing the straight-line method over the estimated useful lives of 10 years for customer relationships, 10 years for proprietary technology, and 3 years for non-compete agreements. Trade name is not amortized as it has an indefinite life. Amortization expense for intangible assets was $254 and $233 for the years ended December 31, 2013 and 2012, respectively. Intangible asset amortization is projected to be approximately $254, $178, $171, $171 and $171 in each of the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(g)	Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2013.

(h)	Derivative Financial Instruments

The Company utilizes interest rate swaps at times to manage interest rate exposures. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The Company did not hold an interest rate swap during the years ended December 31, 2013 or 2012. The Company does not hold or issue financial instruments for trading purposes.

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

At December 31, 2013, approximately 28% of the Company’s employees were covered by a collective bargaining agreement, that was scheduled to expire in February 2014, but was extended on the same terms and conditions for an additional one year, until February 2015.

The Company’s analog video headend products accounted for approximately 21% and 22% of the Company’s revenues in the years ended December 31, 2013 and 2012, respectively. The Company’s digital video headend products accounted for approximately 46% and 47% of the Company’s revenues in the years ended December 31, 2013 and 2012, respectively. Any substantial decrease in sales of analog video headend products without a related increase in digital video headend products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

(k)	Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. Royalty expense was $82 and $125 for the years ended December 31, 2013 and 2012, respectively. The Company amortizes license fees over the life of the relevant contract.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The components of intangible assets consisting of license agreements that are carried at cost less accumulated amortization are as follows:

	December 31,
	2013	2012

License agreements	$4,897	$4,050
Accumulated amortization	(4,105)	(3,498)
	$792	$552

Amortization of license fees is computed utilizing the straight-line method over the estimated useful life of 2 years. Amortization expense for license fees was $607 and $700 in the years ended December 31, 2013 and 2012, respectively. Amortization expense for license fees is projected to be approximately $550 and $292 in the years ended December 31, 2014 and 2015, respectively.

(l)	Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2013 and 2012 and cumulative translation gains and losses as of December 31, 2013 and 2012 were not material.

(m)	Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

(n)	Revenue Recognition

The Company records revenues when products are shipped and the amount of revenue is determinable and collection is reasonably assured. Customers do not have a right of return. The Company provides a three year warranty on most products. Warranty expense was de minimis in the two year period ended December 31, 2013.

(o)	Share Based Payments

The Company accounts for share based payments in accordance with ASC Topic 718 “Compensation – Stock Payments” (“ASC Topic 718”). The statement requires companies to expense the value of employee stock options and similar awards. Under ASC Topic 718, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under ASC Topic 718 was $272 and $258 for the years ended December 31, 2013 and 2012, respectively.

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 6.5 and 6.5 years; no dividend yield; volatility at 75% and 77%, and risk free interest rate of 1.32% and 1.18% for 2013 and 2012, respectively.

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

Earnings (loss) per share are calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,118 and 1,032 related to stock options for December 31, 2013 and 2012, respectively. These shares were excluded due to their antidilutive effect.

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

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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
$7,020

The Company accounted for the business combination using the acquisition method of accounting. The Company’s results of operations for the year ended December 31, 2012, include the revenue and expenses of the acquired business since the date of acquisition. The operations of the acquired business have been fully integrated with those of the Company and are not separately reportable. The unaudited pro forma financial results for the year ended December 31, 2012 combines the historical results of the Seller with those of the Company as if this acquisition had been completed as of the beginning of the period presented. There were no material non-recurring pro forma adjustments directly attributable to this acquisition.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Pro Forma Combined Statements of Operations

Year Ended December 31,
2012
Net sales	$31,296
Earnings (loss) from operations	(2,263)
Net earnings (loss)	$(4,960)
Basic and diluted net earnings (loss) per share	$(0.80)
Basic weighted average shares outstanding	6,216
Diluted weighted average shares outstanding	6,216

Note 3 – Inventories

Inventories, net of reserves, are summarized as follows:

	December 31,
	2013	2012
Raw materials	$5,351	$6,493
Work in process	2,815	2,950
Finished goods	5,394	6,659
	13,560	16,102
Less current inventory	(8,975)	(11,319)
	4,585	4,783
Less reserve for slow moving and obsolete inventory	(2,470)	(2,185)
	$2,115	$2,598

Note 4 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2013	2012
Land	$1,000	$1,000
Building	3,361	3,361
Machinery and equipment	10,078	9,980
Furniture and fixtures	412	412
Office equipment	2,232	2,179
Building improvements	1,039	1,036
	18,122	17,968
Less: Accumulated depreciation and amortization	(14,412)	(13,959)
	$3,710	$4,009

Depreciation expense amounted to approximately $453 and $505 during the years ended December 31, 2013 and 2012, respectively.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 5 – Debt

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.) through its Sovereign Business Capital division (“Santander”), pursuant to which the Company obtained an $8,000 credit facility from Santander (the “Santander Financing”). The Company and Santander entered into a series of amendments to the foregoing Revolving Credit, Term Loan and Security Agreement (as so amended, the “Santander Agreement”), including the Sixth Amendment referenced below, which, among other things, adjusted the Santander Financing to $9,350 consisting of (i) a $5,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,350 term loan facility (“Term Loan”), each expiring on February 1, 2015. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Santander Agreement. The obligations of the Company under the Santander Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.25% or the LIBOR rate plus 4.00%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.50% or the LIBOR rate plus 4.25%. Prime was 3.25% at December 31, 2013. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.17%, 0.25% and 0.35%, respectively, at December 31, 2013. The interest rates above are effective on April 1, 2014, pursuant to the terms of the Sixth Amendment described below.

On March 28, 2014, the Company entered into a Sixth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Sixth Amendment”) to amend the Santander Financing. The Sixth Amendment (i) reduced the maximum amount available for borrowing under the Revolver from $6,000 to $5,000, (ii) increased the interest rates applicable to the Revolver and the Term Loan by three quarters of one percent, (iii) modified the Company’s fixed charge coverage ratio covenant to eliminate the testing thereof with respect to the trailing 12-month period ended as of December 31, 2013, (iv) eliminated the fixed charge coverage ratio covenant with respect to all periods after December 31, 2013, (v) modified the minimum EBITDA covenant to (a) eliminate the testing thereof with respect to the fiscal year ended December 31, 2013, (b) change the manner of calculation thereof, and (c) imposed a quarterly building minimum EBITDA covenant test, commencing with the fiscal quarter ended on March 31, 2014, and thereafter for the two fiscal quarters ending June 30, 2014, the three fiscal quarters ending September 30, 2014, the four fiscal quarters ending December 31, 2014 and thereafter quarterly on a trailing four fiscal quarter basis, (vi) reduced the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 50% to 35%, with a further reduction in such advance rate to 25% effective on or about June 27, 2014 and (vii) reduced the sublimit on advances against such Eligible Inventory from $3,000 to $2,000. In connection with the Sixth Amendment, the Company paid Santander an amendment fee of $45.

On November 13, 2013, the Company entered into a Fifth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fifth Amendment”) to amend the Santander Financing. The Fifth Amendment (i) reduced the maximum amount available for borrowing under the Revolver from $8,500 to $6,000 and (ii) modified the Company’s fixed charge coverage ratio covenant to eliminate the testing thereof with respect to the trailing 12-month period ended as of September 30, 2013.

On March 27, 2013, the Company entered into a Fourth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fourth Amendment”), to amend the Santander Financing. The Fourth Amendment (i) increased the interest rates applicable to the Revolver and the Term Loan by one half of one percent, effective as of April 1, 2013, subject to being reduced by one quarter of one percent effective as of the date on which the Company delivered to Santander its financial statements for the fiscal quarter ending June 30, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Santander Agreement through such date of delivery, and further reduced by an additional one quarter of one percent, effective as of the date on which the Company delivers to Santander its audited financial statements for the fiscal year ending December 31, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Santander Agreement through such date of delivery; (ii) retroactively effective as of December 31, 2012, eliminated the minimum net income covenant and replaced the same with a minimum EBITDA covenant tested as of and for the fiscal year ended December 31, 2012 and as of and for each subsequent fiscal year ending on December 31 thereafter, (iii) modified the definition of Net Income (as defined in the Santander Agreement), retroactively effective as of December 31, 2012; and (iv) modified the fixed charge coverage ratio, effective for each of the trailing four fiscal quarters ending in 2013. The Company was in compliance with the Santander Agreement as of June 30, 2013 and, accordingly, the interest rates applicable to both the Revolver and the Term Loan were decreased by one quarter of one percent, effective as of August 14, 2013.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $1,275 at December 31, 2013. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,983 at December 31, 2013.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities, as evidenced by the Fifth Amendment.

Long-term debt consists of the following:

	December 31,
	2013	2012
Term loan	$3,983	$4,183
Capital leases (Note 6)	180	257
	4,163	4,440
Less: Current portion	(270)	(277)
	$3,893	$4,163

Annual maturities of long term debt at December 31, 2013 are $270 in 2014, $3,851 in 2015, $35 in 2016 and $7 in 2017.

Note 6 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, office and automotive equipment under non-cancellable operating leases and equipment under capital leases expiring at various dates through September, 2017.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Future minimum rental payments, required for all non-cancellable leases are as follows:

	Capital	Operating
2014	$78	$138
2015	72	90
2016	36	10
2017	7	3
2018	-	-
Thereafter	-	-
Total future minimum lease payments	193	$241
Less: amounts representing interest	(13)
Present value of minimum lease payments	$180

Property, plant and equipment included capitalized leases of $370 at December 31, 2013 and 2012, less accumulated amortization of $225 and $144 at December 31, 2013 and 2012, respectively.

Rent expense was $175 and $191 for the years ended December 31, 2013 and 2012, respectively.

Litigation

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In addition, on June 19, 2012, K Tech Telecommunications, Inc. (“K Tech”) filed a patent infringement complaint against the Company and RLD in the U.S. District Court for the Central District of California (the “District Court”), captioned as K Tech v. Blonder Tongue Laboratories, Inc. and R.L. Drake Holdings, LLC, CV12-05316 (the “Litigation”). K Tech subsequently filed an amended complaint to add Seller as an additional defendant. The Litigation alleged that the Company and RLD infringe one or more claims of U.S. Patent Nos. 6,785,903, 7,487,533, 7,761,893, and 7,984,469 (the “K Tech Patents”) and sought (a) a finding of patent infringement; (b) an injunction against the Company and RLD from further alleged infringement; (c) an award of actual damage suffered by K Tech; and (d) an award of costs relating to the Litigation. The Litigation complaint alleged that Company products DQMx-01, DQMx-02, DQMx-03, DQMx-04, DQMx-10, DQMx-11, DQMx-12, DQMx-13, DQMx-20, DQMx-21, DQMx-22, DQMx-30, DQMx-31, DQMx-40, and MUX-2D-QAM infringe one or more of the K Tech Patents, and alleges that RLD products MQM6000l, MQM10000, DQT1000, and MEQ1000 infringe one or more of the K Tech Patents. All of the aforementioned products are part of the Company’s digital headend product category. On August 29, 2013, the District Court ruled in the Company’s and RLD’s favor on their motion for summary judgment. In particular, the District Court held that three of K Tech’s patents relating to systems and methods for updating the channel information contained in digital television signals, U.S. Patent Nos. 6,785,903, 7,481,533 and 7,761,893 (the “Specified Patents”), were invalid because they were rendered obvious by prior art. The District Court agreed with the Company’s and RLD’s argument that all of the patent claims K Tech had asserted under the Specified Patents were invalid by reason of the prior art of, among others, Zenith Electronics Corporation and DiviCom, Inc. (both of which companies had offered for sale products capable of modifying PSIP data prior to the date of K Tech’s earliest patent priority date of April 5, 2000).

The Company and RLD are seeking payment from K Tech of their attorney fees and expenses incurred in defending the action. K Tech has appealed the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 7 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $217 and $205, for the years ended December 31, 2013 and 2012, respectively.

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

The following table sets forth the change in projected benefit obligation, change in plan assets and funded status of the defined benefit pension plan:

	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,307	$3,294
Service cost	0	0
Interest cost	129	141
Plan participants’ contributions	0	0
Amendments	0	0
Actuarial loss (gain)	(321)	217
Business combinations	0	0
Divestitures	0	0
Curtailments	0	0
Settlements	0	(326)
Special termination benefits	0	0
Benefits paid	(108)	(19)
Currency translation adjustment	0	0
Benefit obligation at end of year	$3,007	$3,307

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,690	$2,513
Actual return on plan assets	640	323
Employer contribution	200	200
Business combinations	0	0
Divestitures	0	0
Settlements	0	(326)
Plan participants’ contributions	0	0
Benefits paid	(108)	(19)
Administrative Expenses Paid	0	(1)
Currency Translation Adjustment	0	0
Fair value of plan assets at end of year	$3,422	$2,690

Funded status	$415	$(617)

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Amounts Recognized in the Statement of Financial Position consists of:
Noncurrent assets	$415	$0
Current liabilities	$0	$0
Noncurrent liabilities	$0	$(617)
Net amount recognized	$415	$(617)

	2013	2012

Change in Accumulated Other Comprehensive Income (Loss)	-	-

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net actuarial loss (gain)	$668	$1,621
Prior service cost (credit)	-	-
Unrecognized net initial obligation (asset)	-	-
Total (before tax effects)	$668	$1,621

Accumulated benefit Obligation End of Year	$3,007	$3,307

	2013	2012
Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit of obligation	N/A	$3,307
Accumulated benefit obligation	N/A	$3,307
Fair value of plan assets	N/A	$2,690

Weighted-Average Assumptions Used to Determine Benefit Obligation in Excess of Plan Assets:
Discount Rate	4.90%	4.00%
Salary Scale	N/A	N/A

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (Loss)
Net periodic cost
Service cost	$0	$0
Interest cost	129	141
Expected return on plan assets	(191)	(175)
Recognized prior service cost (credit)	0	0
Recognized actuarial (gain) loss	183	230
Recognized net initial obligation (asset)	0	0
Recognized actuarial (gain) loss due to curtailments	0	0
Recognized actuarial (gain) loss due to settlements	0	160
Recognized actuarial (gain) loss due to special termination benefits	0	0
Net periodic benefit cost	$121	$356

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net actuarial loss (gain)	$(770)	$69
Recognized actuarial loss (gain)	(183)	(390)
Prior service cost (credit)	0	0
Recognized prior service cost (credit)	0	0
Total net obligation	0	0
Total recognized in other comprehensive income (before tax effects)	$(953)	$(321)

Total recognized in net periodic benefit cost and other comprehensive income (loss) (before tax effects)	$(832)	$36

	2013	2012
Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain)/loss recognition	$47	$181
Prior service cost recognition	$0	$0
Net initial obligations/(asset) recognition	$0	$0

Weighted-Average Assumptions Used to Determine Net Periodic Cost for Fiscal Periods Ending as of December 31
Discount rate	4.00%	4.50%
Expected asset return	7.00%	7.00%
Salary Scale	N/A	N/A
Plan Assets

Asset Category	Expected Long- Term Return	Target Allocation	2013	2012
Equity securities	8.50%	55%	82%	77%
Debt securities	5.50%	45%	18%	23%
Total	7.00%	100%	100%	100%

Estimated Future Benefit Payments
Expected company contributions in the following fiscal year	$-
Expected Benefit Payments:
In the first year following the disclosure date	$69
In the second year following the disclosure date	$105
In the third year following the disclosure date	$117
In the fourth year following the disclosure date	$81
In the fifth year following the disclosure date	$136
In the sixth year following the disclosure date	$737

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

Note 8 - Related Party Transactions

As of December 31, 2013 and 2012, the Chief Executive Officer was indebted to the Company in the amount of $117 and $123, respectively, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at December 31, 2013 and 2012. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Officer has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $24.

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

Credit risk with respect to trade accounts receivable was concentrated with three of the Company’s customers in each of 2013 and 2012. These customers accounted for approximately 55% of the Company’s outstanding trade accounts receivable at both December 31, 2013 and 2012, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

The Company’s largest customer accounted for approximately 22% and 18% of the Company’s sales in each of the years ended December 31, 2013 and 2012, respectively. This customer accounted for approximately 16% and 25% of the Company’s outstanding trade accounts receivable at December 31, 2013 and 2012, respectively. A second customer accounted for approximately 12% of the Company’s sales in the year ended December 31, 2013. This customer accounted for approximately 15% and 14% of the Company’s outstanding trade accounts receivable at December 31, 2013 and 2012, respectively. A third customer accounted for approximately 14% of the Company’s sales in the year ended December 31, 2012. This customer accounted for approximately 23% and 17% of the Company’s outstanding accounts receivable at December 31, 2013 and 2012, respectively. The Company had sales outside the United States of approximately 5% and 5% in each of years ended December 31, 2012 and 2011, respectively.

Note 10 – Stock Repurchase Program

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”). The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2013, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. During 2013 and 2012, the Company did not purchase any of its Common Stock under the 2002 Program or 2007 Program.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 11 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2013 and 2012, there were no outstanding preferred shares.

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

In May 2005, the stockholders of the Company approved the 2005 Director Equity Incentive Plan (the “Director Plan”). The Director Plan authorizes the Board of Directors (the “Board”) to grant a maximum of 200 shares of equity based and other performance based awards to non-employee directors of the Company. In May 2010, the stockholders of the Company approved an amendment to the Director Plan to increase the maximum number of equity based and other performance awards to 400. The Board determines the recipients and the terms of the awards granted under the Director Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The following tables summarize information about stock options outstanding for the years ended December 31, 2013 and 2012:

	1995 Plan (#)	Weighted- Average Exercise Price ($)	1996 Plan (#)	Weighted- Average Exercise Price ($)	2005 Employee Plan (#)	Weighted- Average Exercise Price ($)	2005 Director Plan (#)	Weighted- Average Exercise Price ($)
Shares under option:
Options outstanding at January 1, 2012	61	3.84	80	3.10	1,001	1.86	277	1.51
Granted	-	-	-	-	288	1.05	52	1.05
Exercised	-	-	-	-	-	-	-	-
Forfeited	-	-	(50)	3.16	(64)	1.88	(80)	1.55
Options outstanding at December 31, 2012	61	3.84	30	3.00	1,225	1.67	249	1.40
Granted	-	-	-	-	300	1.00	50	1.00
Exercised	-	-	-	-	(1)	0.76	-	-
Forfeited	-	-	(10)	2.05	(42)	0.99	-	-
Options outstanding at December 31, 2013	61	3.84	20	3.48	1,482	1.56	299	1.34
Options exercisable at December 31, 2013	61	3.84	20	3.48	926	1.81	249	1.40
Weighted-average fair value of options granted during:
2012	-		-		$0.72		$0.72
2013	-		-		$0.67		$0.67

Total options available for grant were 219 and 501 at December 31, 2013 and December 31, 2012, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number of Options Outstanding at 12/31/13	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price ($)	Number Exercisable at 12/31/13	Weighted- Average Exercise Price ($)

1995 Plan: 3.84	61	1.2	3.84	61	3.84

1996 Plan: 2.05 to 3.85	20	0.9	3.48	20	3.48

2005 Employee Plan: 0.76 to 3.84	1,482	5.8	1.56	926	1.81

2005 Director Plan: 0.76 to 1.98	299	6.5	1.34	249	1.40

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The exercisable options under each of the Plans at December 31, 2013 had an intrinsic value of $0.

In August 2012, the Company issued a warrant to purchase 100 shares of common stock of the Company to Adaptive Micro-Ware, Inc., an Indiana corporation (“AMW”). The warrant was granted as partial consideration in connection with a commercial licensing and manufacturing agreement between the Company and AMW. The warrant is exercisable at $1.09 per share, and the warrant vested one-third (1/3) on May 23, 2013 and vests another one-third (1/3) on each of May 23, 2014 and 2015. The fair value of the warrant was not deemed to be material.

Note 13 - Income Taxes

The following summarizes the provision (benefit) for income taxes:

	2013	2012
Current:
Federal	(9)
State and local	$87	$24
	$78	$24
Deferred:
Federal	(936)	(699)
State and local	(368)	(342)
	(1,304)	(1,041)
Valuation allowance	1,226	3,349
Provision (benefit) for income taxes	$-	$2,332

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

	2013	2012
Provision (benefit) for Federal income taxes at the statutory rate	$(959)	$(961)
State and local income taxes, net of Federal benefit	(153)	(139)
Permanent differences:
Stock compensation	92	88
Other	24	21
Net operating loss true up	-	(162)
Change in valuation allowance	1,226	3,349
Other	(230)	136
Provision (benefit) for income taxes	$-	$2,332

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$79	$83
Inventories	1,478	1,176
Intangible	97	137
Net operating loss carry forward	7,645	6,683
Other	85	85
Total deferred tax assets	9,384	8,164
Deferred tax liabilities:
Depreciation	(58)	(64)
Indefinite life intangibles	(63)	(30)
Total deferred tax liabilities	(121)	(94)
	9,263	8,070
Valuation allowance	(9,326)	(8,100)
Net	$(63)	$(30)

For the years ended December 31, 2013, the Company had approximately $19,671 and $15,495 of federal and state net operating loss carryovers ("NOL"), respectively, which begin to expire in 2023.

The change in the valuation allowance for the years ended December 31, 2013 and December 31, 2012 was $1,226 and $3,349, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The deferred tax liability related to indefinite life intangible assets cannot be used in this determination. Therefore, the deferred tax liability related to indefinite life intangibles acquired in 2012 cannot be considered when determining the ultimate realization of deferred tax assets. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence.  The significant negative evidence includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2013, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.  The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

The Company had no change in its liability for uncertain tax position during 2013 and no liabilities for uncertain tax positions as of December 31, 2013. ASC 740 discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties incurred in connection with income taxes as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2013 and 2012.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: March 31, 2014	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James A. Luksch	Director and Chief Executive Officer	March 31, 2014
James A. Luksch	(Principal Executive Officer)

/s/ Eric Skolnik	Senior Vice President and Chief	March 31, 2014
Eric Skolnik	Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

/s/ Robert J. Pallé, Jr.	Director, President, Chief Operating	March 31, 2014
Robert J. Pallé, Jr.	Officer and Secretary

/s/ Anthony Bruno	Director	March 31, 2014
Anthony Bruno

/s/ James F. Williams	Director	March 31, 2014
James F. Williams

/s/ Charles E. Dietz	Director	March 31, 2014
Charles E. Dietz

/s/ Gary P. Scharmett	Director	March 31, 2014
Gary P. Scharmett

/s/ Steven L. Shea	Director	March 31, 2014
Steven L. Shea

