Form 10-Q
period 2014-03-31
BLONDER TONGUE LABORATORIES INC
filed 2014-05-15
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, par value $.001, outstanding as of May 6, 2014: 6,216,372

The Exhibit Index appears on page 16.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(unaudited)
	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash	$113	$67
Accounts receivable, net of allowance for doubtful accounts of $150 and $196	2,415	3,241
Inventories	8,688	8,975
Prepaid and other current assets	626	458
Prepaid benefit costs	415	415
Total current assets	12,257	13,156
Inventories, net non-current	2,019	2,115
Property, plant and equipment, net of accumulated depreciation and amortization	3,629	3,710
License agreements, net	810	792
Intangible assets, net	2,152	2,216
Goodwill	493	493
Other assets	150	159
	$21,510	$22,641
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,250	$1,275
Current portion of long-term debt	4,000	270
Accounts payable	1,397	1,493
Accrued compensation	568	446
Income taxes payable	24	24
Other accrued expenses	182	149
Total current liabilities	7,421	3,657

Long-term debt	93	3,893
Deferred income taxes	63	63
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	26,256	26,190
Accumulated deficit	(4,355)	(3,194)
Accumulated other comprehensive loss	(668)	(668)
Treasury stock, at cost, 2,248 shares	(7,308)	(7,308)
Total stockholders’ equity	13,933	15,028
	$21,510	$22,641

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net sales	$5,578	$6,719
Cost of goods sold	3,821	4,231
Gross profit	1,757	2,488
Operating expenses:
Selling	812	826
General and administrative	1,218	1,220
Research and development	840	855
	2,870	2,901
Loss from operations	(1,113)	(413)
Other expense - interest expense (net)	(48)	(69)
Loss before income taxes	(1,161)	(482)
Provision (benefit) for income taxes	-	-
Net loss	$(1,161)	$(482)
Basic and diluted net loss per share	$(0.19)	$(0.08)
Basic and diluted weighted average shares outstanding	6,216	6,216

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Month Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(1,161)	$(482)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock compensation expense	66	71
Depreciation	110	117
Amortization	261	217
Provision for inventory reserves	83	-
Recovery of bad debt	(46)	-
Changes in operating assets and liabilities:
Accounts receivable	872	594
Inventories	300	359
Prepaid and other current assets	(168)	(205)
Other assets	9	26
Accounts payable, accrued compensation and other accrued expenses	59	(285)
Net cash provided by operating activities	385	411
Cash Flows From Investing Activities:
Capital expenditures	(29)	(46)
Acquisition of licenses	(215)	(171)
Net cash used in investing activities	(244)	(217)
Cash Flows From Financing Activities:
Net repayment of line of credit	(25)	(499)
Repayments of debt	(70)	(70)
Net cash used in financing activities	(95)	(569)
Net increase (decrease) in cash	46	(375)
Cash, beginning of period	67	453
Cash, end of period	$113	$78
Supplemental Cash Flow Information:
Cash paid for interest	$56	$66
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Note 1 - Company and Basis of Presentation

Blonder Tongue Laboratories, Inc. (together with its consolidated subsidiaries, the “Company”) is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport, and broadband product solutions to the cable markets the Company serves, including the multi-dwelling unit market, the lodging/hospitality market and the institutional market including, hospitals, prisons and schools, primarily throughout the United States and Canada. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The results for the first quarter of 2014 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at March 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2013.

Note 2 - Liquidity

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing (as defined in Note 6 below). As of March 31, 2014, the Company had approximately $1,250 outstanding under the Revolver (as defined in Note 6 below) and $1,685 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity, along with the expected refinancing of the Company’s Revolver and Term Loan (both of which expire on February 1, 2015) will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on its Revolver and Term Loan, both of which expire on February 1, 2015. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity.

Note 3- Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,756 and 1,032 related to stock options for the three month periods ended March 31, 2014 and 2013, respectively. These shares were excluded due to their antidilutive effect.

Note 4 – New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amends Accounting Standards Codification (“ASC”) 740, Income Taxes, by providing guidance on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU 2013-11 is effective for the Company for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of March 31, 2014 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2014 or 2013, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Note 5 – Inventories

Inventories net of reserves are summarized as follows:

	March 31, 2014	December 31, 2013
Raw Materials	$4,683	$5,351
Work in process	3,309	2,815
Finished Goods	5,264	5,394
	13,256	13,560
Less current inventory	(8,688)	(8,975)
	4,568	4,585
Less reserve for slow moving and obsolete inventory	(2,549)	(2,470)
	$2,019	$2,115

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

Approximately 60% of the non-current inventories were comprised of finished goods at both March 31, 2014 and December 31, 2013, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.25% or the LIBOR rate plus 4.00%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.50% or the LIBOR rate plus 4.25%. Prime was 3.25% at March 31, 2014. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.15%, 0.23% and 0.33%, respectively, at March 31, 2014. The interest rates above are effective on April 1, 2014, pursuant to the terms of the Sixth Amendment described below.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

On March 28, 2014, the Company entered into a Sixth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Sixth Amendment”) to amend the Santander Financing. The Sixth Amendment (i) reduced the maximum amount available for borrowing under the Revolver from $6,000 to $5,000, (ii) increased the interest rates applicable to the Revolver and the Term Loan by three quarters of one percent, (iii) modified the Company’s fixed charge coverage ratio covenant to eliminate the testing thereof with respect to the trailing 12-month period ended as of December 31, 2013, (iv) eliminated the fixed charge coverage ratio covenant with respect to all periods after December 31, 2013, (v) modified the minimum EBITDA covenant to (a) eliminate the testing thereof with respect to the fiscal year ended December 31, 2013, (b) change the manner of calculation thereof, and (c) impose a quarterly building minimum EBITDA covenant test, commencing with the fiscal quarter ended on March 31, 2014, and thereafter for the two fiscal quarters ending June 30, 2014, the three fiscal quarters ending September 30, 2014, the four fiscal quarters ending December 31, 2014 and thereafter quarterly on a trailing four fiscal quarter basis, (vi) reduced the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 50% to 35%, with a further reduction in such advance rate to 25% effective on or about June 27, 2014 and (vii) reduced the sublimit on advances against such Eligible Inventory from $3,000 to $2,000. In connection with the Sixth Amendment, the Company paid Santander an amendment fee of $45.

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

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $1,250 at March 31, 2014. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,933 at March 31, 2014.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 7 – Related Party Transactions

As of March 31, 2014 and December 31, 2013, the Chief Executive Officer was indebted to the Company in the amount of $115 and $117, respectively, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at March 31, 2014 and December 31, 2013. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Officer has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $25 through March 31, 2014.

Note 8 – Legal Proceedings

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

In addition, on June 19, 2012, K Tech Telecommunications, Inc. (“K Tech”) filed a patent infringement complaint against the Company and its wholly owned subsidiary R.L. Drake Holdings, LLC (“RLD”) in the U.S. District Court for the Central District of California (the “District Court”), captioned as K Tech v. Blonder Tongue Laboratories, Inc. and R.L. Drake Holdings, LLC, CV12-05316 (the “Litigation”). K Tech subsequently filed an amended complaint to add R.L. Drake, LLC as an additional defendant. The Litigation alleged that the Company and RLD infringe one or more claims of U.S. Patent Nos. 6,785,903, 7,487,533, 7,761,893, and 7,984,469 (the “K Tech Patents”) and sought (a) a finding of patent infringement; (b) an injunction against the Company and RLD from further alleged infringement; (c) an award of actual damage suffered by K Tech; and (d) an award of costs relating to the Litigation. The Litigation complaint alleged that Company products DQMx-01, DQMx-02, DQMx-03, DQMx-04, DQMx-10, DQMx-11, DQMx-12, DQMx-13, DQMx-20, DQMx-21, DQMx-22, DQMx-30, DQMx-31, DQMx-40, and MUX-2D-QAM infringe one or more of the K Tech Patents, and alleges that RLD products MQM6000l, MQM10000, DQT1000, and MEQ1000 infringe one or more of the K Tech Patents. All of the aforementioned products are part of the Company’s digital headend product category. On August 29, 2013, the District Court ruled in the Company’s and RLD’s favor on their motion for summary judgment. In particular, the District Court held that three of K Tech’s patents relating to systems and methods for updating the channel information contained in digital television signals, U.S. Patent Nos. 6,785,903, 7,481,533 and 7,761,893 (the “Specified Patents”), were invalid because they were rendered obvious by prior art. The District Court agreed with the Company’s and RLD’s argument that all of the patent claims K Tech had asserted under the Specified Patents were invalid by reason of the prior art of, among others, Zenith Electronics Corporation and DiviCom, Inc. (both of which companies had offered for sale products capable of modifying PSIP data prior to the date of K Tech’s earliest patent priority date of April 5, 2000).

K Tech appealed the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. On April 16, 2014 the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s ruling.

Note 9 – Subsequent Events

The Company has evaluated subsequent events through the filing of its consolidated financial statements with the SEC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

Today the Company is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport and broadband product solutions for a broad range of applications. The markets served include cable television systems, multi-dwelling unit communities, the lodging/hospitality market, and institutional systems, including hospitals, prisons and schools. The technology requirements of these markets change rapidly and the Company’s research and development team is continually delivering high performance-lower cost solutions to meet customers’ needs.

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

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Despite this long-term trend, sales of digital video headend products were $2,404,000 and $3,192,000 in the first three months of 2014 and 2013, respectively. Likewise, sales of analog video headend products were $1,671,000 and $1,283,000 in the first three months of 2014 and 2013, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema. Since then, the parties had extended the exclusivity arrangement on a number of occasions, with the most recent extension expiring at the end of 2013. In connection with the most recent extension, World Cinema committed to purchase approximately $1.5 million of EQAM-400 from the fourth quarter of 2012 through the fourth quarter of 2013. World Cinema did not purchase any of this product in the first three months of 2014 and 2013. World Cinema did not extend this exclusivity arrangement into 2014 with further purchase commitments. Nevertheless, the Company anticipates that World Cinema will continue to purchase the EQAM-400 from Blonder as needed in the normal course of its business, but will not commit to any minimum dollar amount. The EQAM-400 accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

On February 1, 2012, the Company’s wholly-owned subsidiary, R. L. Drake Holdings, LLC (“RLD”), a Delaware limited liability company, acquired substantially all of the assets and assumed certain specified liabilities of R. L. Drake, LLC, a Delaware limited liability company (“Seller”) (the “RLD Acquisition”), pursuant to an Asset Purchase Agreement of even date, by and among RLD, Seller, R. L. Drake Acquisition Corporation, a Delaware corporation, and WBMK Holding Company, an Ohio corporation, as amended by a certain First Amendment to Asset Purchase Agreement dated February 3, 2012 (as so amended, the “Asset Purchase Agreement”). The purchase price was approximately $7,020,000, which included a working capital adjustment of approximately $545,000, plus contingent purchase price payments of up to $1,500,000 in the aggregate that may be made over the three-year period after closing if certain financial results are realized. At the time of the acquisition, RLD manufactured and distributed products similar to those historically produced by the Company. The acquisition allowed the Company to leverage the combined research and development and sales and marketing departments to shorten the development and manufacturing cycle and deliver a more complete compliment of business and product solutions for the markets the Company serves.

On March 28, 2014, the Company received a blanket purchase order from a large national retail electronics chain for over $4,500,000 of the Company’s products, which will be used to upgrade more than 1,000 stores around the country. The Company entered into a master supply contract with this customer, in anticipation of receipt of purchase orders. In accordance with the master supply contract and the subsequent blanket purchase order, the resulting $4,500,000 of sales are expected to occur during the second and third quarters of 2014, assuming the project remains on schedule and is fully implemented as planned.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In this regard, the Company provided these services in connection with contract manufacturing an electronic on-board recorder for XRS Corporation (“XRS”). Sales of this product were $840,000 in the three months ended March 31, 2013. During the second quarter of 2013, the Company was advised by XRS that it had undertaken a redesign of its core product through a third party, and XRS invited the Company to participate in the bidding process to contract manufacture the newly designed product. While the Company provided XRS with this bid, the Company was advised by XRS in February 2014 that it was not chosen to perform this manufacturing function. Accordingly, the Company does not anticipate additional sales to XRS unless and until the Company is again invited to bid for contract manufacturing of the new design and is a successful bidder. XRS has advised the Company that it may again be asked to bid to provide contract manufacturing services in connection with this newly designed product in the later part of 2014; however, there can be no assurance that the Company will be asked to bid or that if it does bid, such bid will be successful. The Company does, however, continue to provide repair services to XRS in connection with the prior design and expects that work to continue throughout 2014. While the sales attributable to such repair services are not material, they do allow the Company to maintain a continuing connection and dialog with this customer in anticipation of future contract manufacturing opportunities.

Results of Operations

First three months of 2014 Compared with first three months of 2013

Net Sales. Net sales decreased $1,141,000, or 17%, to $5,578,000 in the first three months of 2014 from $6,719,000 in the first three months of 2013. The decrease is primarily attributed to a decrease in sales of contract manufactured products and digital video headend products offset by an increase in analog video headend products. Sales of contract manufactured products were $80,000 and $960,000, digital video headend products were $2,404,000 and $3,192,000, and analog video headend products were $1,671,000 and $1,283,000 in the first three months of 2014 and 2013, respectively. The reduction in sales of the contract manufactured products is directly related to the reduction in sales to XRS described above. The Company does not expect contract-manufactured product sales generally, or such sales to XRS in particular, to materially contribute to the Company’s net sales in the foreseeable future.

Cost of Goods Sold. Cost of goods sold decreased to $3,821,000 for the first three months of 2014 from $4,231,000 for the first three months of 2013, but increased as a percentage of sales to 68.5% from 63.0%. The decrease was primarily due to a decrease in overall sales. The increase as a percentage of sales was primarily attributed to an overall reduction in manufacturing overhead, as well as a less favorable product mix. The Company expects cost of goods sold as a percentage of sales to decrease in the remaining quarters of 2014 as overall product mix is anticipated to improve.

Selling Expenses. Selling expenses decreased to $812,000 for the first three months of 2014 from $826,000 in the first three months of 2013, but increased as percentage of sales to 14.6% for the first three months of 2014 from 12.3% for the first three months of 2013. The $14,000 decrease was primarily the result of a decrease in salary expense (including fringe benefits) of $63,000 due to a reduction in headcount offset by an increase in department supplies of $26,000. The percentage increase was primarily the result of lower sales.

General and Administrative Expenses. General and administrative expenses decreased to $1,218,000 for the first three months of 2014 from $1,220,000 for the first three months of 2013, but increased as a percentage of sales to 21.8 % for the first three months of 2014 from 18.2% for the first three months of 2013. The $2,000 decrease was primarily the result of decreased salary expense (including fringe benefits) of $43,000 due to decreased headcount, offset by an increase of professional fees of $48,000. The percentage increase was primarily the result of lower sales.

Research and Development Expenses. Research and development expenses decreased to $840,000 in the first three months of 2014 from $855,000 in the first three months of 2013, but increased as a percentage of sales to 15.1% for the first three months of 2014 from 12.7% for the first three months of 2013. This $15,000 decrease is primarily the result of a decrease in salary expense (including fringe benefits) of $41,000 offset by an increase in amortization expense of $43,000 relating to license fees. The percentage increase was primarily the result of lower sales.

Operating Income (Loss). Operating loss of $(1,113,000) for the first three months of 2014 represents a decrease from the operating loss of $(413,000) for the first three months of 2013. Operating loss as a percentage of sales was (20.0%) in the first three months of 2014 compared to (6.2%) in the first three months of 2013.

Other Expense. Interest expense decreased to $48,000 in the first three months of 2014 from $69,000 in the first three months of 2013. The decrease is the result of lower average borrowings at relatively the same interest rate.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, the Company’s working capital was $4,836,000 and $9,499,000, respectively. The decrease in working capital is primarily due to the reclass of the Santander Term Loan of $3,933,000 from long term to short term and a decrease in accounts receivable of $872,000.

The Company’s net cash provided by operating activities for the three month period ended March 31, 2014 was $385,000, primarily due to a decrease in accounts receivable of $872,000 resulting from an improvement in our annual collection cycle as well as lower sales and a decrease in inventories of $300,000 due to normal reduction in production activity during the first quarter and an increase in sales of existing inventories, offset by cash used for prepaid expenses of approximately $168,000.

Cash used in investing activities for the three month period ended March 31, 2014 was $244,000, of which $215,000 was attributable to additional license fees and $29,000 was attributable to capital expenditures.

Cash used in financing activities was $95,000 for the first three months of 2014, which was comprised of net pay downs on the Revolver of $25,000 and repayment of debt of $70,000.

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

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.25% or the LIBOR rate plus 4.00%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.50% or the LIBOR rate plus 4.25%. Prime was 3.25% at March 31, 2014. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.15%, 0.23% and 0.33%, respectively, at March 31, 2014. The interest rates above are effective on April 1, 2014, pursuant to the terms of the Sixth Amendment described below.

On March 28, 2014, the Company entered into a Sixth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Sixth Amendment”) to amend the Santander Financing. The Sixth Amendment (i) reduced the maximum amount available for borrowing under the Revolver from $6,000,000 to $5,000,000, (ii) increased the interest rates applicable to the Revolver and the Term Loan by three quarters of one percent, (iii) modified the Company’s fixed charge coverage ratio covenant to eliminate the testing thereof with respect to the trailing 12-month period ended as of December 31, 2013, (iv) eliminated the fixed charge coverage ratio covenant with respect to all periods after December 31, 2013, (v) modified the minimum EBITDA covenant to (a) eliminate the testing thereof with respect to the fiscal year ended December 31, 2013, (b) change the manner of calculation thereof, and (c) impose a quarterly building minimum EBITDA covenant test, commencing with the fiscal quarter ended on March 31, 2014, and thereafter for the two fiscal quarters ending June 30, 2014, the three fiscal quarters ending September 30, 2014, the four fiscal quarters ending December 31, 2014 and thereafter quarterly on a trailing four fiscal quarter basis, (vi) reduced the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 50% to 35%, with a further reduction in such advance rate to 25% effective on or about June 27, 2014 and (vii) reduced the sublimit on advances against such Eligible Inventory from $3,000,000 to $2,000,000. In connection with the Sixth Amendment, the Company paid Santander an amendment fee of $45,000.

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

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $1,250,000 at March 31, 2014. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,933,000 at March 31, 2014.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing. As of March 31, 2014, the Company had approximately $1,250,000 outstanding under the Revolver and $1,685,000 of additional availability for borrowing under the Revolver. As a result of the implementation of the Sixth Amendment, the Company’s liquidity will be reduced. The Company anticipates these sources of liquidity, along with the expected refinancing of the Company’s Revolver and Term Loan (both of which expire on February 1, 2015), will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2015, there can be no assurances that a refinancing will be available on acceptable terms or at all.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s long-term debt. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity as described above. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $29,000 and $154,000 in the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2014.

During the quarter ended March 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

In addition, on June 19, 2012, K Tech Telecommunications, Inc. (“K Tech”) filed a patent infringement complaint against the Company and its wholly owned subsidiary R.L. Drake Holdings, LLC (“RLD”) in the U.S. District Court for the Central District of California (the “District Court”), captioned as K Tech v. Blonder Tongue Laboratories, Inc. and R.L. Drake Holdings, LLC, CV12-05316 (the “Litigation”). K Tech subsequently filed an amended complaint to add Seller as an additional defendant. The Litigation alleged that the Company and RLD infringe one or more claims of U.S. Patent Nos. 6,785,903, 7,487,533, 7,761,893, and 7,984,469 (the “K Tech Patents”) and sought (a) a finding of patent infringement; (b) an injunction against the Company and RLD from further alleged infringement; (c) an award of actual damage suffered by K Tech; and (d) an award of costs relating to the Litigation. The Litigation complaint alleged that Company products DQMx-01, DQMx-02, DQMx-03, DQMx-04, DQMx-10, DQMx-11, DQMx-12, DQMx-13, DQMx-20, DQMx-21, DQMx-22, DQMx-30, DQMx-31, DQMx-40, and MUX-2D-QAM infringe one or more of the K Tech Patents, and alleges that RLD products MQM6000l, MQM10000, DQT1000, and MEQ1000 infringe one or more of the K Tech Patents. All of the aforementioned products are part of the Company’s digital headend product category. On August 29, 2013, the District Court ruled in the Company’s and RLD’s favor on their motion for summary judgment. In particular, the District Court held that three of K Tech’s patents relating to systems and methods for updating the channel information contained in digital television signals, U.S. Patent Nos. 6,785,903, 7,481,533 and 7,761,893 (the “Specified Patents”), were invalid because they were rendered obvious by prior art. The District Court agreed with the Company’s and RLD’s argument that all of the patent claims K Tech had asserted under the Specified Patents were invalid by reason of the prior art of, among others, Zenith Electronics Corporation and DiviCom, Inc. (both of which companies had offered for sale products capable of modifying PSIP data prior to the date of K Tech’s earliest patent priority date of April 5, 2000).

K Tech appealed the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. On April 16, 2014 the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s ruling.

As of March 31, 2014, the Company’s Chief Executive Officer was indebted to the Company in the amount of $115,000 for which no interest has been charged. This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Office has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $25,000 through March 31, 2014.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 16 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: May 15, 2014	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K/A originally filed May 9, 2008.

10.1	Sixth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 28, 2014, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2013, filed March 31, 2014.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1*	Interactive data files	Furnished herewith.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

