Form 10-Q
period 2014-06-30
BLONDER TONGUE LABORATORIES INC
filed 2014-08-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, par value $.001, outstanding as of August 6, 2014: 6,216,372

The Exhibit Index appears on page 17.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited) June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash	$49	$67
Accounts receivable, net of allowance for doubtful accounts of $166 and $196	4,517	3,241
Inventories	8,437	8,975
Prepaid and other current assets	569	458
Prepaid benefit costs	415	415
Total current assets	13,987	13,156
Inventories, net non-current	1,809	2,115
Property, plant and equipment, net of accumulated depreciation and amortization	3,975	3,710
License agreements, net	730	792
Intangible assets, net	2,089	2,216
Goodwill	493	493
Other assets	143	159
	$23,226	$22,641
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,791	$1,275
Current portion of long-term debt	3,965	270
Accounts payable	2,317	1,493
Accrued compensation	500	446
Income taxes payable	24	24
Other accrued expenses	150	149
Total current liabilities	8,747	3,657

Long-term debt	76	3,893
Deferred income taxes	63	63
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares;	-	-
No shares outstanding
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	26,316	26,190
Accumulated deficit	(4,008)	(3,194)
Accumulated other comprehensive loss	(668)	(668)
Treasury stock, at cost, 2,248 shares	(7,308)	(7,308)
Total stockholders’ equity	14,340	15,028
	$23,226	$22,641

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$8,828	$7,146	$14,406	$13,865
Cost of goods sold	5,353	4,694	9,174	8,925
Gross profit	3,475	2,452	5,232	4,940
Operating expenses:
Selling	881	885	1,693	1,711
General and administrative	1,252	1,314	2,470	2,534
Research and development	929	836	1,769	1,691
	3,062	3,035	5,932	5,936
Earnings (loss) from operations	413	(583)	(700)	(996)
Other Expense: Interest expense (net)	(66)	(77)	(114)	(146)
Earnings (loss) before income taxes	347	(660)	(814)	(1,142)
Provision (benefit) for income taxes	-	-	-	-
Net earnings (loss)	$347	$(660)	$(814)	$(1,142)
Basic and diluted net earnings (loss) per share	$0.06	$(0.11)	$(0.13)	$(0.18)
Basic weighted averages shares outstanding	6,216	6,216	6,216	6,216
Diluted weighted average shares outstanding	6,240	6,216	6,216	6,216

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(814)	$(1,142)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock compensation expense	126	136
Depreciation	220	233
Amortization	498	432
Provision for inventory reserves	69	-
Recovery of bad debt	(30)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,246)	728
Inventories	775	1,027
Prepaid and other current assets	(111)	(193)
Other assets	16	48
Accounts payable, accrued compensation and other accrued expenses	879	(346)
Net cash provided by operating activities	382	923
Cash Flows From Investing Activities:
Capital expenditures	(485)	(77)
Acquisition of licenses	(309)	(333)
Net cash used in investing activities	(794)	(410)
Cash Flows From Financing Activities:
Net (repayment of) borrowings on line of credit	516	(655)
Repayments of debt	(122)	(138)
Net cash provided by (used in) financing activities	394	(793)
Net decrease in cash	(18)	(280)
Cash, beginning of period	$67	$453
Cash, end of period	$49	$173
Supplemental Cash Flow Information:
Cash paid for interest	$122	$139
Cash paid for income taxes	-	-

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

The results for the second quarter of 2014 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at June 30, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2013.

Note 2 - Liquidity

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing (as defined in Note 6 below). As of June 30, 2014, the Company had approximately $1,791 outstanding under the Revolver (as defined in Note 6 below) and $1,718 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity, along with the expected refinancing of the Company’s Revolver and Term Loan (both of which expire on February 1, 2015), will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on its Revolver and Term Loan, both of which expire on February 1, 2015. The Company expects to use cash generated from operations to meet its long-term debt obligations, and expects refinancing its long-term debt obligations at maturity.

Note 3- Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,967 and 1,022 related to stock options for the three month periods ended June 30, 2014 and 2013, respectively, and 1,828 and 1,458 for the six month periods ended June 30, 2014 and 2013, respectively. These shares were excluded due to their antidilutive effect.

Note 4 – New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amends Accounting Standards Codification (“ASC”) 740, Income Taxes, by providing guidance on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU 2013-11 is effective for the Company for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-9”). ASU 2014-9 requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-9 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption prohibited. The Company is in the process of assessing the impact of the adoption of ASU 2014-9 on its consolidated financial statements.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of June 30, 2014 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2014 or 2013, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 5 – Inventories

Inventories net of reserves are summarized as follows:

	June 30, 2014	December 31, 2013
Raw Materials	4,580	$5,351
Work in process	3,567	2,815
Finished Goods	4,557	5,394
	12,704	13,560
Less current inventory	(8,437)	(8,975)
	4,267	4,585
Less reserve for slow moving and obsolete inventory	(2,458)	(2,470)
	$1,809	$2,115

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

Approximately 60% of the non-current inventories were comprised of finished goods at both June 30, 2014 and December 31, 2013, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Note 6 – Debt

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.) (“Santander”), pursuant to which the Company obtained an $8,000 credit facility from Santander (the “Santander Financing”). The Company and Santander entered into a series of amendments to the foregoing Revolving Credit, Term Loan and Security Agreement (as so amended, the “Santander Agreement”), including the Sixth Amendment referenced below, which, among other things, adjusted the Santander Financing to $9,350 consisting of (i) a $5,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,350 term loan facility (“Term Loan”), each expiring on February 1, 2015. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Santander Agreement. The obligations of the Company under the Santander Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.25% or the LIBOR rate plus 4.00%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.50% or the LIBOR rate plus 4.25%. Prime was 3.25% at June 30, 2014. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.15%, 0.23% and 0.33%, respectively, at June 30, 2014.

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

On March 27, 2013, the Company entered into a Fourth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fourth Amendment”), to amend the Santander Financing. The Fourth Amendment (i) increased the interest rates applicable to the Revolver and the Term Loan by one half of one percent, effective as of April 1, 2013, subject to being reduced by one quarter of one percent effective as of the date on which the Company delivered to Santander its financial statements for the fiscal quarter ending June 30, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Santander Agreement through such date of delivery, and further reduced by an additional one quarter of one percent if, and effective as of the date on which the Company delivered to Santander its audited financial statements for the fiscal year ending December 31, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Santander Agreement through such date of delivery; (ii) retroactively effective as of December 31, 2012, eliminated the minimum net income covenant and replaced the same with a minimum EBITDA covenant tested as of and for the fiscal year ended December 31, 2012 and as of and for each subsequent fiscal year ending on December 31 thereafter, (iii) modified the definition of Net Income (as defined in the Santander Agreement), retroactively effective as of December 31, 2012; and (iv) modified the fixed charge coverage ratio, effective for each of the trailing four fiscal quarters ending in 2013. The Company (i) was in compliance with the Santander Agreement as of June 30, 2013 and, accordingly, the interest rates applicable to both the Revolver and the Term Loan were decreased by one quarter of one percent, effective as of August 14, 2013, and (ii) entered into the Sixth Amendment prior to the date on which it was required to deliver its audited financial statements for the fiscal year ended December 31, 2013 and, accordingly, further interest rate adjustments contemplated by the Fourth Amendment were superseded by increases in the Revolver and Term Loan interest rates implemented pursuant to the Sixth Amendment.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $1,791 at June 30, 2014. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,900 at June 30, 2014.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 7 – Related Party Transactions

As of June 30, 2014 and December 31, 2013, the Chief Executive Officer was indebted to the Company in the amount of $113 and $117, respectively, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at June 30, 2014 and December 31, 2013. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Officer has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $27 through June 30, 2014.

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

The Company’s strategy is focused on the development of products for digital signal generation and transmission. Since 2008, the Company has entered into and renewed various agreements for technologies in concert with the development of its digital encoder and EdgeQAM line of products. As a result, the Company continues to significantly expand its digital product lines. The continuing evolution of the Company’s product lines will focus on the increased needs created in the digital space by Internet Protocol Television (“IPTV”), digital standard definition (“SD”) and high definition (“HD”) video content and the transport of these signals over state of the art broadband networks.

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $5,122,000 and $3,216,000 in the second three months of 2014 and 2013, respectively and $7,526,000 and $6,408,000 in the first six months of 2014 and 2013, respectively. Sales of analog video headend products were $1,990,000 and $1,312,000 in the second three months of 2014 and 2013, respectively and $3,661,000 and $2,595,000 in the first six months of 2014 and 2013, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema. Since then, the parties had extended the exclusivity arrangement on a number of occasions, with the most recent extension expiring at the end of 2013. In connection with the most recent extension, World Cinema committed to purchase approximately $1.5 million of EQAM-400 from the fourth quarter of 2012 through the fourth quarter of 2013. World Cinema’s purchases of this product were $429,000 in both the three and six months ended June 30, 2013. World Cinema did not extend this exclusivity arrangement into 2014 with further purchase commitments, and World Cinema did not purchase any of this product in the first six months of 2014. Nevertheless, the Company anticipates that World Cinema will continue to purchase the EQAM-400 from Blonder as needed in the normal course of its business, but will not commit to any minimum dollar amount. The EQAM-400 accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

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

On March 28, 2014, the Company received a blanket purchase order from a large national retail electronics chain for over $4,500,000 of the Company’s products, which will be used to upgrade more than 1,000 stores around the country. The Company entered into a master supply contract with this customer, in anticipation of receipt of purchase orders. In accordance with the master supply contract and the subsequent blanket purchase order, $2,793,000 of sales were recorded in the second quarter and the remaining $1,707,000 of sales are expected to occur during the third quarter of 2014, assuming the project remains on schedule and is fully implemented as planned.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In this regard, the Company provided these services in connection with contract manufacturing an electronic on-board recorder for XRS Corporation (“XRS”). Sales of this product were $1,070,000 and $2,030,000 in the three and six months ended June 30, 2013, respectively. During the second quarter of 2013, the Company was advised by XRS that it had undertaken a redesign of its core product through a third party, and XRS invited the Company to participate in the bidding process to contract manufacture the newly designed product. While the Company provided XRS with this bid, the Company was advised by XRS in February 2014 that it was not chosen to perform this manufacturing function. Accordingly, the Company does not anticipate additional sales to XRS unless and until the Company is again invited to bid for contract manufacturing of the new design and is a successful bidder. XRS has advised the Company that it may again be asked to bid to provide contract manufacturing services in connection with this newly designed product in the later part of 2014; however, there can be no assurance that the Company will be asked to bid or that if it does bid, such bid will be successful. The Company does, however, continue to provide repair services to XRS in connection with the prior design and expects that work to continue throughout 2014. While the sales attributable to such repair services are not material, they do allow the Company to maintain a continuing connection and dialog with this customer in anticipation of future contract manufacturing opportunities.

Results of Operations

Second three months of 2014 Compared with second three months of 2013

Net Sales. Net sales increased $1,682,000, or 23.5%, to $8,828,000 in the second three months of 2014 from $7,146,000 in the second three months of 2013. The increase is primarily attributed to an increase in digital video headend products and analog video headend products offset by a decrease in sales of contract manufactured products. Sales of digital video headend products were $5,122,000 and $3,216,000, analog video headend products were $1,990,000 and $1,312,000 and contract manufactured products were $134,000 and $1,070,000 in the second three months of 2014 and 2013, respectively. The reduction in sales of contract-manufactured products is directly related to the reduction in sales to XRS described above. The Company does not expect contract-manufactured product sales generally, or such sales to XRS in particular, to materially contribute to the Company’s net sales in the foreseeable future.

Cost of Goods Sold. Cost of goods sold increased to $5,353,000 for the second three months of 2014 from $4,694,000 for the second three months of 2013, but decreased as a percentage of sales to 60.6% from 65.7%. The increase was primarily due to an increase in overall sales. The decrease as a percentage of sales was primarily attributed to a more favorable product mix.

Selling Expenses. Selling expenses decreased to $881,000 for the second three months of 2014 from $885,000 in the second three months of 2013, and decreased as percentage of sales to 10.0% for the second three months of 2014 from 12.4% for the second three months of 2013. The $4,000 decrease was primarily the result of a decrease in royalty expenses of $17,000 offset by an increase in salary expense (including fringe benefits) of $56,000 due to an increase in headcount. The percentage decrease was primarily the result of increased sales.

General and Administrative Expenses. General and administrative expenses decreased to $1,252,000 for the second three months of 2014 from $1,314,000 for the second three months of 2013, and decreased as a percentage of sales to 14.2% for the second three months of 2014 from 18.4% for the second three months of 2013. The $62,000 decrease was primarily the result of an insurance reimbursement of $76,000. The percentage decrease was primarily the result of increased sales.

Research and Development Expenses. Research and development expenses increased to $929,000 in the second three months of 2014 from $836,000 in the second three months of 2013, but decreased as a percentage of sales to 10.5% for the second three months of 2014 from 11.7% for the second three months of 2013. This $93,000 increase is primarily the result of an increase in salary expense (including fringe benefits) of $69,000 related to an increase in headcount and an increase in consulting fees of $59,000. The percentage decrease was primarily the result of increased sales.

Operating Income (Loss). Operating income of $413,000 for the second three months of 2014 represents an increase from the operating loss of $(583,000) for the second three months of 2013. Operating income (loss) as a percentage of sales was 4.7% in the second three months of 2014 compared to (8.2%) in the second three months of 2013.

Other Expense. Interest expense decreased to $66,000 in the second three months of 2014 from $77,000 in the second three months of 2013. The decrease is the result of lower average borrowings at relatively the same interest rate.

First six months of 2014 Compared with first six months of 2013

Net Sales. Net sales increased $541,000, or 3.9%, to $14,406,000 in the first six months of 2014 from $13,865,000 in the first six months of 2013. The increase is primarily attributed to an increase in digital video headend products and an increase in analog video headend products offset by a decrease in sales of contract manufactured products. Sales of digital video headend products were $7,526,000 and $6,408,000, analog video headend products were $3,661,000 and $2,595,000 and contract manufactured products were $214,000 and $2,030,000 in the first six months of 2014 and 2013, respectively. The reduction in sales of the contract manufactured products is directly related to the reduction in sales to XRS described above. The Company does not expect contract-manufactured product sales generally, or such sales to XRS in particular, to materially contribute to the Company’s net sales in the foreseeable future.

Cost of Goods Sold. Cost of goods sold increased to $9,174,000 for the first six months of 2014 from $8,925,000 for the first six months of 2013, but decreased as a percentage of sales to 63.7% from 64.4%. The increase was primarily due to an increase in overall sales. The decrease as a percentage of sales was primarily attributed to a more favorable product mix.

Selling Expenses. Selling expenses decreased to $1,693,000 for the first six months of 2014 from $1,711,000 in the first three months of 2013, and decreased as percentage of sales to 11.8% for the first six months of 2014 from 12.3% for the first six months of 2013. The $18,000 decrease was primarily the result of a decrease in royalty expense of $20,000. The percentage decrease was primarily the result of increased sales.

General and Administrative Expenses. General and administrative expenses decreased to $2,470,000 for the first six months of 2014 from $2,534,000 for the first six months of 2013, and decreased as a percentage of sales to 17.2% for the first six months of 2014 from 18.3% for the first six months of 2013. The $64,000 decrease was primarily the result of an insurance reimbursement of $76,000. The percentage decrease was primarily the result of increased sales.

Research and Development Expenses. Research and development expenses increased to $1,769,000 in the first six months of 2014 from $1,691,000 in the first six months of 2013, and increased as a percentage of sales to 12.3% for the first six months of 2014 from 12.2% for the first six months of 2013. This $78,000 increase is primarily the result of an increase in consulting fees of $67,000. The percentage being constant was primarily the result of increased sales.

Operating Income (Loss). Operating loss of $(700,000) for the first six months of 2014 represents a decrease from the operating loss of $(996,000) for the first six months of 2013. Operating loss as a percentage of sales was (4.9%) in the first six months of 2014 compared to (7.2%) in the first six months of 2013.

Other Expense. Interest expense decreased to $114,000 in the first six months of 2014 from $146,000 in the first six months of 2013. The decrease is the result of lower average borrowings at relatively the same interest rate.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, the Company’s working capital was $5,240,000 and $9,499,000, respectively. The decrease in working capital is primarily due to the reclassification of the Santander Term Loan of $3,900,000 from long term to short term and an increase in accounts payable of $824,000 offset by an increase in accounts receivable of $1,246,000.

The Company’s net cash provided by operating activities for the six month period ended June 30, 2014 was $382,000, primarily due to a decrease in inventories of $775,000 due to an increase in sales and an increase in accounts payable, accrued compensation and other accrued expenses of $879,000 offset by an increase in accounts receivable of $1,246,000 resulting from increased sales.

Cash used in investing activities for the six month period ended June 30, 2014 was $794,000, of which $309,000 was attributable to acquisition of licenses and $485,000 was attributable to capital expenditures.

Cash provided by financing activities was $394,000 for the first six months of 2014, which was comprised of net borrowings on the Revolver of $516,000 offset by repayment of debt of $122,000.

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.) (“Santander”), pursuant to which the Company obtained an $8,000,000 credit facility from Santander (the “Santander Financing”). The Company and Santander entered into a series of amendments to the foregoing Revolving Credit, Term Loan and Security Agreement (as so amended, the “Santander Agreement”), including the Sixth Amendment referenced below, which, among other things, adjusted the Santander Financing to $9,350,000 consisting of (i) a $5,000,000 asset-based revolving credit facility (“Revolver”) and (ii) a $4,350,000 term loan facility (“Term Loan”), each expiring on February 1, 2015. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Santander Agreement. The obligations of the Company under the Santander Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.25% or the LIBOR rate plus 4.00%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.50% or the LIBOR rate plus 4.25%. Prime was 3.25% at June 30, 2014. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.15%, 0.23% and 0.33%, respectively, at June 30, 2014.

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

On March 27, 2013, the Company entered into a Fourth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fourth Amendment”), to amend the Santander Financing. The Fourth Amendment (i) increased the interest rates applicable to the Revolver and the Term Loan by one half of one percent, effective as of April 1, 2013, subject to being reduced by one quarter of one percent effective as of the date on which the Company delivered to Santander its financial statements for the fiscal quarter ending June 30, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Santander Agreement through such date of delivery, and further reduced by an additional one quarter of one percent, effective if, and as of the date on which the Company delivered to Santander its audited financial statements for the fiscal year ending December 31, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Santander Agreement through such date of delivery; (ii) retroactively effective as of December 31, 2012, eliminated the minimum net income covenant and replaced the same with a minimum EBITDA covenant tested as of and for the fiscal year ended December 31, 2012 and as of and for each subsequent fiscal year ending on December 31 thereafter, (iii) modified the definition of Net Income (as defined in the Santander Agreement), retroactively effective as of December 31, 2012; and (iv) modified the fixed charge coverage ratio, effective for each of the trailing four fiscal quarters ending in 2013. The Company (i) was in compliance with the Santander Agreement as of June 30, 2013 and, accordingly, the interest rates applicable to both the Revolver and the Term Loan were decreased by one quarter of one percent, effective as of August 14, 2013, and (ii) entered into the Sixth Amendment prior to the date on which it was required to deliver its audited financial statements for the fiscal year ended December 31, 2013 and, accordingly, further interest rate adjustments contemplated by the Fourth Amendment were superseded by increases in the Revolver and Term Loan interest rates implemented pursuant to the Sixth Amendment..

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $1,791,000 at June 30, 2014. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,900,000 at June 30, 2014.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing. As of June 30, 2014, the Company had approximately $1,791,000 outstanding under the Revolver and $1,718,000 of additional availability for borrowing under the Revolver. As a result of the implementation of the Sixth Amendment, the Company’s liquidity will be reduced. The Company anticipates these sources of liquidity, along with the expected refinancing of the Company’s Revolver and Term Loan (both of which expire on February 1, 2015), will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2015, there can be no assurances that a refinancing will be available on acceptable terms or at all.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s long-term debt. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations on or before maturity as described above. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $485,000 and $154,000 in the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2014.

During the quarter ended June 30, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2014, the Company’s Chief Executive Officer was indebted to the Company in the amount of $113,000 for which no interest has been charged. This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer will be obligated to pay to the Company a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. The actual amount that the Company may expect to receive pursuant to the confirmed plan and the date on which required payments would commence are not presently determinable. Since May 2010, however, the Chief Executive Office has made elective payments to the Company to reduce the indebtedness. Such elective payments aggregated $27,000 through June 30, 2014.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 17 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: August 14, 2014	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K/A originally filed May 9, 2008.
10.1	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix A to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders held on May 21, 2014.
10.2	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders held on May 21, 2014.
10.3	Blonder Tongue Laboratories, Inc. Executive Stock Purchase Plan	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated June 16, 2014, filed June 20, 2014.
10.4	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended and restated.	Filed herewith.
10.5	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended and restated.	Filed herewith.
31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.1*	Interactive data files	Furnished herewith.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

