Form 10-Q
period 2014-09-30
BLONDER TONGUE LABORATORIES INC
filed 2014-11-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, par value $.001, outstanding as of November 6, 2014: 6,229,070

The Exhibit Index appears on page 18.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash	$1,430	$67
Accounts receivable, net of allowance for doubtful accounts of $196	2,681	3,241
Inventories	8,014	8,975
Prepaid and other current assets	702	458
Prepaid benefit costs	415	415
Total current assets	13,242	13,156
Inventories, net non-current	2,011	2,115
Property, plant and equipment, net of accumulated depreciation and amortization	3,879	3,710
License agreements, net	617	792
Intangible assets, net	2,025	2,216
Goodwill	493	493
Other assets	135	159
	$22,402	$22,641
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,000	$1,275
Current portion of long-term debt	3,900	270
Accounts payable	1,491	1,493
Accrued compensation	723	446
Income taxes payable	24	24
Other accrued expenses	146	149
Total current liabilities	7,284	3,657

Long-term debt	59	3,893
Deferred income taxes	63	63
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares;No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	26,376	26,190
Accumulated deficit	(3,424)	(3,194)
Accumulated other comprehensive loss	(668)	(668)
Treasury stock, at cost, 2,235 and 2,248 shares	(7,296)	(7,308)
Total stockholders’ equity	14,996	15,028
	$22,402	$22,641

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$8,659	$6,823	$23,065	$20,688
Cost of goods sold	5,173	4,550	14,347	13,475
Gross profit	3,486	2,273	8,718	7,213
Operating expenses:
Selling	807	874	2,500	2,585
General and administrative	1,161	1,243	3,631	3,777
Research and development	865	780	2,634	2,471
	2,833	2,897	8,765	8,833
Earnings (loss) from operations	653	(624)	(47)	(1,620)
Other Expense: Interest expense (net)	(69)	(64)	(183)	(210)
Earnings (loss) before income taxes	584	(688)	(230)	(1,830)
Provision (benefit) for income taxes	-	-	-	-
Net earnings (loss)	$584	$(688)	$(230)	$(1,830)
Basic and diluted net earnings (loss) per share	$0.09	$(0.11)	$(0.04)	$(0.29)
Basic weighted averages shares outstanding	6,226	6,216	6,220	6,216
Diluted weighted average shares outstanding	6,320	6,216	6,220	6,216

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(230)	$(1,830)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock compensation expense	186	204
Depreciation	339	344
Amortization	735	632
Provision for inventory reserves	107	-
Changes in operating assets and liabilities:
Accounts receivable	560	590
Inventories	958	2,038
Prepaid and other current assets	(244)	(191)
Other assets	24	57
Accounts payable, accrued compensation and other accrued expenses	272	(503)
Net cash provided by operating activities	2,707	1,341
Cash Flows From Investing Activities:
Capital expenditures	(508)	(101)
Acquisition of licenses	(369)	(373)
Net cash used in investing activities	(877)	(474)
Cash Flows From Financing Activities:
Net (repayment of) borrowings on line of credit	(275)	(1,059)
Repayments of debt	(204)	(207)
Proceeds from exercise of executive stock purchase plan	12	-
Net cash used in financing activities	(467)	(1,266)
Net increase (decrease) in cash	1,363	(399)
Cash, beginning of period	67	453
Cash, end of period	$1,430	$54
Supplemental Cash Flow Information:
Cash paid for interest	$190	$201
Cash paid for income taxes	-	-

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

The results for the third quarter of 2014 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at September 30, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2013.

Note 2 - Liquidity

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing (as defined in Note 6 below). As of September 30, 2014, the Company had approximately $1,000 outstanding under the Revolver (as defined in Note 6 below) and $1,826 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity, along with the expected refinancing of the Company’s Revolver and Term Loan (both of which expire on February 1, 2015), will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on its Revolver and Term Loan, both of which expire on February 1, 2015. The Company expects to use cash generated from operations to meet its long-term debt obligations, and expects refinancing its long-term debt obligations at maturity.

Note 3- Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,015 and 1,840 related to stock options for the three month periods ended September 30, 2014 and 2013, respectively, and 1,443 and 1,022 for the nine month periods ended September 30, 2014 and 2013, respectively. These shares were excluded due to their antidilutive effect.

Note 4 – New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Disclosures of Uncertainties About an Entity's Ability to Continue as a Going Concern". The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, "Accounting for Share-Based Payments," when the terms of an award provide that a performance target could be achieved after the requisite service period. The new accounting standards update becomes effective for the Company on January 1, 2016. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as the Company does not currently have any outstanding awards with a performance target that could be achieved after the requisite service period.

In May 2014, the FASB ASU 2014-9, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-9”). ASU 2014-9 requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-9 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption prohibited. The Company is in the process of assessing the impact of the adoption of ASU 2014-9 on its consolidated financial statements.

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

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of September 30, 2014 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2014 or 2013, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 5 – Inventories

Inventories net of reserves are summarized as follows:

	September 30, 2014	December 31, 2013
Raw Materials	$4,942	$5,351
Work in process	2,718	2,815
Finished Goods	4,835	5,394
	12,495	13,560
Less current inventory	(8,014)	(8,975)
	4,481	4,585
Less reserve for slow moving and obsolete inventory	(2,470)	(2,470)
	$2,011	$2,115

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Approximately 58% and 60% of the non-current inventories were comprised of finished goods at both September 30, 2014 and December 31, 2013, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.25% or the LIBOR rate plus 4.00%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.50% or the LIBOR rate plus 4.25%. Prime was 3.25% at September 30, 2014. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were .15%, .23% and .32%, respectively, at September 30, 2014.

On March 28, 2014, the Company entered into a Sixth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Sixth Amendment”) to amend the Santander Financing. The Sixth Amendment (i) reduced the maximum amount available for borrowing under the Revolver from $6,000 to $5,000, (ii) increased the interest rates applicable to the Revolver and the Term Loan by three quarters of one percent, (iii) modified the Company’s fixed charge coverage ratio covenant to eliminate the testing thereof with respect to the trailing 12-month period ended as of December 31, 2013, (iv) eliminated the fixed charge coverage ratio covenant with respect to all periods after December 31, 2013, (v) modified the minimum EBITDA covenant to (a) eliminate the testing thereof with respect to the fiscal year ended December 31, 2013, (b) change the manner of calculation thereof, and (c) impose a quarterly building minimum EBITDA covenant test, commencing with the fiscal quarter ended on March 31, 2014, and thereafter for the two fiscal quarters ended June 30, 2014, the three fiscal quarters ended September 30, 2014, the four fiscal quarters ending December 31, 2014 and thereafter quarterly on a trailing four fiscal quarter basis, (vi) reduced the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 50% to 35%, with a further reduction in such advance rate to 25% effective on or about June 27, 2014 and (vii) reduced the sublimit on advances against such Eligible Inventory from $3,000 to $2,000. In connection with the Sixth Amendment, the Company paid Santander an amendment fee of $45.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

On March 27, 2013, the Company entered into a Fourth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fourth Amendment”), to amend the Santander Financing. The Fourth Amendment (i) increased the interest rates applicable to the Revolver and the Term Loan by one half of one percent, effective as of April 1, 2013, subject to being reduced by one quarter of one percent effective as of the date on which the Company delivered to Santander its financial statements for the fiscal quarter ended June 30, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Santander Agreement through such date of delivery, and further reduced by an additional one quarter of one percent if, and effective as of the date on which the Company delivered to Santander its audited financial statements for the fiscal year ended December 31, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Santander Agreement through such date of delivery; (ii) retroactively effective as of December 31, 2012, eliminated the minimum net income covenant and replaced the same with a minimum EBITDA covenant tested as of and for the fiscal year ended December 31, 2012 and as of and for each subsequent fiscal year ending on December 31 thereafter, (iii) modified the definition of Net Income (as defined in the Santander Agreement), retroactively effective as of December 31, 2012; and (iv) modified the fixed charge coverage ratio, effective for each of the trailing four fiscal quarters ended in 2013. The Company (i) was in compliance with the Santander Agreement as of June 30, 2013 and, accordingly, the interest rates applicable to both the Revolver and the Term Loan were decreased by one quarter of one percent, effective as of August 14, 2013, and (ii) entered into the Sixth Amendment prior to the date on which it was required to deliver its audited financial statements for the fiscal year ended December 31, 2013 and, accordingly, further interest rate adjustments contemplated by the Fourth Amendment were superseded by increases in the Revolver and Term Loan interest rates implemented pursuant to the Sixth Amendment.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $1,000 at September 30, 2014. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,833 at September 30, 2014.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 7 – Related Party Transactions

As of September 30, 2014 and December 31, 2013, the Chief Executive Officer was indebted to the Company in the amount of $112 and $117, respectively, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at September 30, 2014 and December 31, 2013. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer was obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. However, because the Chief Executive Officer did not have any excess disposable income, no distributions pursuant to the plan of reorganization were made to the Company or other similarly situated unsecured creditors. The Chief Executive Officer completed his plan of reorganization, and he received his discharge in bankruptcy in October 2014, relieving him from any further obligation to the Company or other unsecured creditors with regard to his pre-petition obligations. From May 2010 through September 30, 2014, the Chief Executive Officer made elective payments to the Company, aggregating $29, against the indebtedness.

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

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our ability to extend or refinance our long-term debt obligations, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $4,508,000 and $2,901,000 in the third three months of 2014 and 2013, respectively and $12,034,000 and $9,309,000 in the first nine months of 2014 and 2013, respectively. Sales of analog video headend products were $2,318,000 and $1,655,000 in the third three months of 2014 and 2013, respectively and $5,979,000 and $4,250,000 in the first nine months of 2014 and 2013, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were made in the second and third quarters of 2010, during which time the EQAM-400 was exclusive to World Cinema. Since then, the parties had extended the exclusivity arrangement on a number of occasions, with the most recent extension expiring at the end of 2013. In connection with the most recent extension, World Cinema committed to purchase approximately $1.5 million of EQAM-400 from the fourth quarter of 2012 through the fourth quarter of 2013. World Cinema’s purchases of this product were $368,000 and $819,000 in the three and nine months ended September 30, 2013, respectively. World Cinema did not extend this exclusivity arrangement into 2014 with further purchase commitments, and World Cinema did not purchase any of this product in the first nine months of 2014. Nevertheless, the Company anticipates that World Cinema will continue to purchase the EQAM-400 as needed in the normal course of its business, but will not commit to any minimum dollar amount. The EQAM-400 accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

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

On March 28, 2014, the Company received a blanket purchase order from a large national retail electronics chain for over $4,500,000 of the Company’s products, which will be used to upgrade more than 1,000 stores around the country. The Company entered into a master supply contract with this customer, in anticipation of receipt of purchase orders. In accordance with the master supply contract and the subsequent blanket purchase order, $2,793,000 of sales were recorded in the second quarter and the remaining $1,707,000 of sales occurred during the third quarter of 2014.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey (“Old Bridge Facility”) and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at the Old Bridge Facility. Since 2007, the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. The Company may transition additional products to the PRC if determined by the Company to be advantageous based upon changing business and market conditions. Manufacturing products both at the Company’s Old Bridge Facility as well as in the PRC, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In this regard, the Company provided these services in connection with contract manufacturing an electronic on-board recorder for XRS Corporation (“XRS”). Sales of this product were $700,000 and $2,628,000 in the three and nine months ended September 30, 2013, respectively. During the second quarter of 2013, the Company was advised by XRS that it had undertaken a redesign of its core product through a third party, and XRS invited the Company to participate in the bidding process to contract manufacture the newly designed product. While the Company provided XRS with this bid, the Company was advised by XRS in February 2014 that it was not chosen to perform this manufacturing function. Accordingly, the Company does not anticipate additional sales to XRS unless and until the Company is again invited to bid for contract manufacturing of the new design and is a successful bidder. XRS has advised the Company that it may again be asked to bid to provide contract manufacturing services in connection with this newly designed product; however, there can be no assurance that the Company will be asked to bid or that if it does bid, such bid will be successful. The Company does, however, continue to provide repair services to XRS in connection with the prior design and expects that work to continue throughout 2014. While the sales attributable to such repair services are not material, they do allow the Company to maintain a continuing connection and dialog with this customer in anticipation of future contract manufacturing opportunities.

Results of Operations

Third three months of 2014 Compared with third three months of 2013

Net Sales. Net sales increased $1,836,000, or 26.9%, to $8,659,000 in the third three months of 2014 from $6,823,000 in the third three months of 2013. The increase is primarily attributed to an increase in digital video headend products and analog video headend products offset by a decrease in sales of contract manufactured products. Sales of digital video headend products were $4,508,000 and $2,901,000, analog video headend products were $2,318,000 and $1,655,000 and contract manufactured products were $82,000 and $772,000 in the third three months of 2014 and 2013, respectively. The reduction in sales of contract-manufactured products is directly related to the reduction in sales to XRS described above. The Company does not expect contract-manufactured product sales generally, or such sales to XRS in particular, to materially contribute to the Company’s net sales in the foreseeable future.

Cost of Goods Sold. Cost of goods sold increased to $5,173,000 for the third three months of 2014 from $4,550,000 for the third three months of 2013, but decreased as a percentage of sales to 59.7 % from 66.7%. The increase was primarily due to an increase in overall sales offset by a more favorable product mix. The decrease as a percentage of sales was primarily attributed to a more favorable product mix.

Selling Expenses. Selling expenses decreased to $807,000 for the third three months of 2014 from $874,000 in the third three months of 2013, and decreased as percentage of sales to 9.3% for the third three months of 2014 from 12.8% for the third three months of 2013. The $67,000 decrease was primarily the result of a decrease in royalty expenses of $110,000 due to a royalty refund offset by an increase in salary expense (including fringe benefits) of $60,000 due to an increase in headcount. The decrease as a percentage of sales was primarily the result of increased sales.

General and Administrative Expenses. General and administrative expenses decreased to $1,161,000 for the third three months of 2014 from $1,243,000 for the third three months of 2013, and decreased as a percentage of sales to 13.4% for the third three months of 2014 from 18.2% for the third three months of 2013. The $82,000 decrease was primarily the result of a reduction in legal fees of $94,000. The decrease as a percentage of sales was primarily the result of increased sales.

Research and Development Expenses. Research and development expenses increased to $865,000 in the third three months of 2014 from $780,000 in the third three months of 2013, but decreased as a percentage of sales to 10.0% for the third three months of 2014 from 11.4% for the third three months of 2013. This $85,000 increase is primarily the result of an increase in amortization of licenses of $37,000, and increase in department supplies of $33,000 and an increase in consulting fees of $22,000. The decrease as a percentage of sales was primarily the result of increased sales, partially offset by the aforementioned increases.

Operating Income (Loss). Operating income of $653,000 for the third three months of 2014 represents an increase from the operating loss of $(624,000) for the third three months of 2013. Operating income (loss) as a percentage of sales was 7.5% in the third three months of 2014 compared to (9.2%) in the third three months of 2013.

Other Expense. Interest expense increased to $69,000 in the third three months of 2014 from $64,000 in the third three months of 2013. The increase is the result of higher average borrowings at relatively the same interest rate.

First nine months of 2014 Compared with first nine months of 2013

Net Sales. Net sales increased $2,377,000, or 11.5%, to $23,065,000 in the first nine months of 2014 from $20,688,000 in the first nine months of 2013. The increase is primarily attributed to an increase in digital video headend products and an increase in analog video headend products offset by a decrease in sales of contract manufactured products. Sales of digital video headend products were $12,034,000 and $9,309,000, analog video headend products were $5,979,000 and $4,250,000 and contract manufactured products were $296,000 and $2,802,000 in the first nine months of 2014 and 2013, respectively. The reduction in sales of the contract manufactured products is directly related to the reduction in sales to XRS described above. The Company does not expect contract-manufactured product sales generally, or such sales to XRS in particular, to materially contribute to the Company’s net sales in the foreseeable future.

Cost of Goods Sold. Cost of goods sold increased to $14,347,000 for the first nine months of 2014 from $13,475,000 for the first nine months of 2013, but decreased as a percentage of sales to 62.2 % from 65.1%. The increase was primarily due to an increase in overall sales offset by a favorable product mix. The decrease as a percentage of sales was primarily attributed to a more favorable product mix.

Selling Expenses. Selling expenses decreased to $2,500,000 for the first nine months of 2014 from $2,585,000 in the first nine months of 2013, and decreased as percentage of sales to 10.8% for the first nine months of 2014 from 12.5% for the first nine months of 2013. The $85,000 decrease was primarily the result of a decrease in royalty expense of $131,000 due to a royalty refund offset by an increase in salary expense (including fringe benefits) of $54,000 due to an increase in headcount. The decrease as a percentage of sales was primarily the result of increased sales.

General and Administrative Expenses. General and administrative expenses decreased to $3,631,000 for the first nine months of 2014 from $3,777,000 for the first nine months of 2013, and decreased as a percentage of sales to 15.7% for the first nine months of 2014 from 18.3% for the first nine months of 2013. The $146,000 decrease was primarily the result of an insurance reimbursement of $76,000 and reduction in legal fees of $68,000. The decrease as a percentage of sales was primarily the result of increased sales.

Research and Development Expenses. Research and development expenses increased to $2,634,000 in the first nine months of 2014 from $2,471,000 in the first nine months of 2013, but decreased as a percentage of sales to 11.4% for the first nine months of 2014 from 11.9% for the first nine months of 2013. This $163,000 increase is primarily the result of an increase in amortization of licenses of $102,000 and an increase of consulting fees of $89,000. The decrease as a percentage of sales was primarily the result of increased sales.

Operating Income (Loss). Operating loss of $(47,000) for the first nine months of 2014 represents a decrease from the operating loss of $(1,620,000) for the first nine months of 2013. Operating loss as a percentage of sales was (0.2%) in the first nine months of 2014 compared to (7.8%) in the first nine months of 2013.

Other Expense. Interest expense decreased to $183,000 in the first nine months of 2014 from $210,000 in the first nine months of 2013. The decrease is the result of lower average borrowings at relatively the same interest rate.

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, the Company’s working capital was $5,958,000 and $9,499,000, respectively. The decrease in working capital is primarily due to the reclassification of the Santander Term Loan of $3,833,000 from long term to short term.

The Company’s net cash provided by operating activities for the nine month period ended September 30, 2014 was $2,707,000, primarily due to a decrease in inventories of $958,000 due to an increase in sales and a decrease in accounts receivable of $560,000 due to normal cash collections.

Cash used in investing activities for the nine month period ended September 30, 2014 was $877,000, of which $369,000 was attributable to the acquisition of licenses and $508,000 was attributable to capital expenditures.

Cash used in financing activities was $467,000 for the first nine months of 2014, which was comprised primarily of net repayments on the Revolver of $275,000 and by repayment of debt of $204,000.

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

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.25% or the LIBOR rate plus 4.00%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.50% or the LIBOR rate plus 4.25%. Prime was 3.25% at September 30, 2014. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.15%, 0.23% and 0.32%, respectively, at September 30, 2014.

On March 28, 2014, the Company entered into a Sixth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Sixth Amendment”) to amend the Santander Financing. The Sixth Amendment (i) reduced the maximum amount available for borrowing under the Revolver from $6,000,000 to $5,000,000, (ii) increased the interest rates applicable to the Revolver and the Term Loan by three quarters of one percent, (iii) modified the Company’s fixed charge coverage ratio covenant to eliminate the testing thereof with respect to the trailing 12-month period ended as of December 31, 2013, (iv) eliminated the fixed charge coverage ratio covenant with respect to all periods after December 31, 2013, (v) modified the minimum EBITDA covenant to (a) eliminate the testing thereof with respect to the fiscal year ended December 31, 2013, (b) change the manner of calculation thereof, and (c) impose a quarterly building minimum EBITDA covenant test, commencing with the fiscal quarter ended on March 31, 2014, and thereafter for the two fiscal quarters ended June 30, 2014, the three fiscal quarters ended September 30, 2014, the four fiscal quarters ending December 31, 2014 and thereafter quarterly on a trailing four fiscal quarter basis, (vi) reduced the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 50% to 35%, with a further reduction in such advance rate to 25% effective on or about June 27, 2014 and (vii) reduced the sublimit on advances against such Eligible Inventory from $3,000,000 to $2,000,000. In connection with the Sixth Amendment, the Company paid Santander an amendment fee of $45,000.

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

On March 27, 2013, the Company entered into a Fourth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fourth Amendment”), to amend the Santander Financing. The Fourth Amendment (i) increased the interest rates applicable to the Revolver and the Term Loan by one half of one percent, effective as of April 1, 2013, subject to being reduced by one quarter of one percent effective as of the date on which the Company delivered to Santander its financial statements for the fiscal quarter ended June 30, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Santander Agreement through such date of delivery, and further reduced by an additional one quarter of one percent, effective if, and as of the date on which the Company delivered to Santander its audited financial statements for the fiscal year ended December 31, 2013, evidencing compliance with the Santander Agreement and continuing compliance with the Santander Agreement through such date of delivery; (ii) retroactively effective as of December 31, 2012, eliminated the minimum net income covenant and replaced the same with a minimum EBITDA covenant tested as of and for the fiscal year ended December 31, 2012 and as of and for each subsequent fiscal year ending on December 31 thereafter, (iii) modified the definition of Net Income (as defined in the Santander Agreement), retroactively effective as of December 31, 2012; and (iv) modified the fixed charge coverage ratio, effective for each of the trailing four fiscal quarters ended in 2013. The Company (i) was in compliance with the Santander Agreement as of June 30, 2013 and, accordingly, the interest rates applicable to both the Revolver and the Term Loan were decreased by one quarter of one percent, effective as of August 14, 2013, and (ii) entered into the Sixth Amendment prior to the date on which it was required to deliver its audited financial statements for the fiscal year ended December 31, 2013 and, accordingly, further interest rate adjustments contemplated by the Fourth Amendment were superseded by increases in the Revolver and Term Loan interest rates implemented pursuant to the Sixth Amendment.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $1,000,000 at September 30, 2014. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,833,000 at September 30, 2014.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing. As a result of the implementation of the Sixth Amendment, the Company’s liquidity was reduced. As of September 30, 2014, the Company had approximately $1,000,000 outstanding under the Revolver and $1,826,000 of additional availability for borrowing under the Revolver. Although the Company’s Revolver and Term Loan both expire on February 1, 2015, the Company believes that the term of each will be extended or the Company will refinance these loans prior to February 1, 2015. The Company anticipates these sources of liquidity, including the anticipated extension or refinancing of the Company’s Revolver and Term Loan, will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months. Although the Company may extend or refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2015, there can be no assurances that an extension or refinancing will be available on acceptable terms or at all.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s long-term debt. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates extending or refinancing its long-term debt obligations on or before maturity as described above. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $508,000 and $154,000 in the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2014.

During the quarter ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

As of September 30, 2014, the Company’s Chief Executive Officer was indebted to the Company in the amount of $112,000 for which no interest has been charged. This indebtedness arose from a series of cash advances made to the Chief Executive Officer, the latest of which was advanced in February, 2002. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer and his spouse filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

Under the confirmed plan of reorganization, the Chief Executive Officer was obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. However, because the Chief Executive Officer did not have any excess disposable income, no distributions pursuant to the plan of reorganization were made to the Company or other similarly situated unsecured creditors. The Chief Executive Officer completed his plan of reorganization, and he received his discharge in bankruptcy in October 2014, relieving him from any further obligation to the Company or other unsecured creditors with regard to his pre-petition obligations. From May 2010 through September 30, 2014, the Chief Executive Officer made elective payments to the Company, aggregating $29,000, against the indebtedness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter ended September 30, 2014, the Company sold an aggregate of 12,698 shares of its Common Stock to Robert J. Pallé, Jr. pursuant to the Company’s Executive Stock Purchase Plan. Mr. Pallé is the Company’s President, Chief Operating Officer and Secretary. The table below reflects the date of sale, the number of shares of Common Stock acquired, and the amount of salary withheld to make the purchase (i.e., purchase price):

Date	Shares	Purchase Price

07/11/2014	4,232	$3,999.24

07/25/2014	4,211	$4,000.45

08/08/2014	4,255	$3,999.70

These shares of Common Stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as a transaction by an issuer not involving any public offering. Mr. Pallé is an executive officer of the Company and an accredited investor. These shares of Common Stock were issued from shares held in treasury.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 18 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: November 14, 2014	By:	/s/ James A. Luksch
James A. Luksch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K/A originally filed May 9, 2008.

31.1	Certification of James A. Luksch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	Interactive data files	Filed herewith.

