Form 10-K
period 2014-12-31
BLONDER TONGUE LABORATORIES INC
filed 2015-03-31
CIK 1000683

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _________________

Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.001	NYSE MKT

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
Yes  ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014: $3,472,953

Number of shares of common stock, par value $.001, outstanding as of March 20, 2015: 6,262,736

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 19, 2015 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant’s last fiscal year) are incorporated by reference into Part III of this report.

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

Introduction

Overview

Blonder Tongue, with subsidiary R. L. Drake Holdings, LLC (“RLD”), is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. For 65 years, Blonder Tongue/Drake products have been deployed in a long list of locations, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, education universities/schools, healthcare hospitals/fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. These applications are also variously described as commercial, institutional, and/or enterprise environments and will be referred to herein collectively as “CIE”. The customers we serve include business entities installing private video and data networks in these environments, whether they are the largest cable television operators, telco or satellite providers, integrators, architects, engineers or the next generation of Internet Protocol Television (“IPTV”) streaming video providers.

From the cable television pioneers that founded the Company in 1950, to the highly experienced research and development team that creates new products today, the Company’s success stems from listening to the needs of its customers, providing quality products to meet those needs and supporting those products after delivery. For 65 years Blonder Tongue has been providing innovative solutions based on continually advancing technology, enabling the Company to maintain its position as a leader in many of the CIE markets it serves. Since its founding Blonder Tongue has continued to keep abreast of evolving technologies, from analog to digital television, Hybrid-Fiber Coax (“HFC”) networks with QAM (Quadrature Amplitude Modulation) edge devices, High Definition (“HD”) and Ultra HD encoding and transcoding, IPTV processing and distribution, and Multiscreen Adaptive Bit Rate.

The cable television market has reacted quickly to consumer demands for additional services by integrating multiple technologies into existing networks, providing consumers with high speed internet access in addition to enhanced video offerings. Today, video offerings have expanded from traditional broadcast linear delivery to the living room TV to live streaming to any device in your home or on the go. Traditional TV content is now available in any format to be viewed on tablets, mobile phones, computers or gaming consoles. Service Operators are migrating their video-on-demand (“VOD”) architecture to internet protocol (“IP”) multiscreen ecosystem, which is the first step in transitioning to an all IP-based video delivery system. CIE businesses are upgrading their networks to deliver HD content to their first screen (TV) and adding the capability of IP streaming, thereby expanding viewer access to this HD content on any IP-connected devices. The infrastructure requirements to enable IP streaming provide the Company with an opportunity to market and sell its expanded IP streaming encoders and digital product lines.

While residential growth remains relatively flat, the CIE environment is growing ($8.5 billion in 2013, up from $7 billion in 2012). The CIE market segments that the Company serves have been focused on the migration to IPTV networks. The Company has expanded its video product line portfolio to address the growth of IP streaming. The Company’s newly introduced STEP (Scalable Transcode-Encoder Platform) transcodes HD/SD video content to Adaptive Bit Rate video profiles supporting multi-screen protocols for further processing into the operator’s multiscreen work flow. The Company has collaborated with Multiple System Operators (“MSOs”) to produce a cost-effective encoder for IP support of Public Education Government (“PEG”) video content. A custom hotel guide solution was developed for MSOs, enabling them to extract guide source data from the headend and transmit it over traditional HFC networks to produce a custom hotel guide at a lower price than the traditional third- party guide solutions. As the industry adopts Ultra-HD (4K) and HEVC (High Efficiency Video Coding) encoding, the Company plans to produce products to support its traditional customers as well as new customers. While already experiencing full scale commercialization in international markets, the United States market continues to increasingly embrace IPTV technology. The worldwide market now has over 112 million IPTV subscribers, and is projected to have 191 million by 2020.

Recent Developments

The Company continues to advance the implementation of its strategic plan to maximize shareholder value. The Company’s strategic plan consists of the following:

•	strengthen core business,
•	continue the heritage of technological development,
•	expand into new markets, including penetration into MSO and broadcast television markets, as well as the emerging media company market and
•	increase gross margins.

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

The Dolby® Labs License Agreement grants the Company the right to manufacture, label and sell professional digital encoder products and consumer digital decoder products and to use the Dolby trademarks. This technology has a number of improvements aimed at increasing quality at a given bit rate compared with legacy Dolby Digital (AC-3). Most notably, it offers increased bit rates, support for more audio channels, improved coding techniques to reduce compression artifacts, and backward compatibility with existing AC-3 hardware.

The DTLA and LG Electronics license agreements provide the Company with certain technology necessary for production of EdgeQAM (Quadrature Amplitude Modulation) devices for the hospitality industry. With the DTLA agreement the Company became a full-adopter of DTCP license technology, which is used to encrypt the interconnections between devices such as satellite receivers, personal computers and portable media players. Consequently, content can be transferred through and among these devices, only if incorporating this technology.

The Pro:Idiom digital technology platform provides the hospitality market with a robust, secure Digital Rights Management (“DRM”) system, ensuring rapid, broad deployment of HD television (“HDTV”) and other high-value digital content to licensed users in the lodging industry. Lodging industry leaders such as World Cinema Inc. have licensed the Pro:Idiom DRM system. A growing number of content providers have demonstrated their acceptance of Pro:Idiom by licensing their HD content for delivery to Pro:Idiom users.

The MPEG-2 Encoder IP core has a unique compression engine capable of creating HD MPEG-2 real-time encoding of a single channel of 1080i/720p/480i video. The use of this real-time encoding technique enables the Company to provide broadcast MPEG-2 HD and SD encoding. MPEG-2 is widely used as the format of digital television signals that are broadcast by terrestrial (over-the-air), cable, and direct broadcast satellite TV systems. The Company’s revenues for digital encoders were $7,674,000 in 2014 and $8,160,000 in 2013.

The H.264/AVC is a video compression standard that enables a compelling solution for growing IP video services. The H.264 HD Encoder core has the capability to cut the bandwidth requirement for digital video delivery in half when compared against MPEG-2 encoders. This essentially facilitates the transmission of twice the number of programs in a given bandwidth. The use of this H.264 encoding technique enables the Company to provide high quality video at higher resolutions like 720p & 1080i. H.264 is a widely used format for transmitting high quality digital television signals over IP networks. The Company started shipping the H.264 encoders in 2012.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were exclusive to World Cinema until the end of 2013. World Cinema did not extend this exclusivity arrangement into 2014 with further purchase commitments. World Cinema’s purchases of this product were approximately $1,119,000 in 2013. In 2014, no sales of this product were made to World Cinema, however, total sales of this product to all customers were approximately $71,000. The Company believes that World Cinema will purchase the EQAM-400 from Blonder as needed for maintenance of its systems, but will not commit to any minimum dollar amount. The EQAM-400 accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

On February 1, 2012, the Company’s wholly-owned subsidiary, RLD, acquired substantially all of the assets and assumed certain specified liabilities of R. L. Drake, LLC, a Delaware limited liability company (“Seller”) (the “RLD Acquisition”), pursuant to an Asset Purchase Agreement of even date, by and among RLD, Seller, R. L. Drake Acquisition Corporation, a Delaware corporation, and WBMK Holding Company, an Ohio corporation, as amended by a certain First Amendment to Asset Purchase Agreement dated February 3, 2012 (as so amended, the “Asset Purchase Agreement”). The purchase price was approximately $7,020,000, which included a working capital adjustment of approximately $545,000. RLD manufactures and distributes similar products to those currently being produced by the Company. The acquisition enabled the Company to leverage the combined research and development and sales and marketing departments to shorten the product development and manufacturing cycle and deliver a more complete compliment of business and product solutions for the markets the Company serves.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey (the “Old Bridge Facility”) and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at its Old Bridge Facility. Since 2007 the Company has transitioned and continues to manufacture certain high- volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. The Company may transition additional products to the PRC if determined by the Company to be advantageous based upon changing business and market conditions. Manufacturing products both at the Company’s Old Bridge Facility as well as in the PRC, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2011, the Company entered into an agreement with XRS Corporation (formerly known as XATA Corporation) to provide manufacturing, research and development and product support to XRS for an electronic on-board recorder for the trucking industry that the Company had been producing for XRS. The Company contract manufactured these products under this agreement from 2011 through 2013. During the second quarter of 2013, the Company was advised by XRS that it had undertaken a redesign of its core product through a third party. Later in 2013, XRS provided the Company with engineering details of the redesigned product and invited the Company to participate in a bidding process to provide contract manufacturing of the newly designed product. During February 2014, the Company was advised by XRS that it was not chosen to perform this manufacturing function and as such, the Company does not anticipate additional sales to XRS unless and until the Company is invited to bid for contract manufacturing of the new design and is a successful bidder. XRS’ purchases of this product were approximately zero and $3,227,000 in 2014 and 2013, respectively.

The Company was incorporated under the laws of the State of Delaware in November 1988 and completed its initial public offering in December 1995.

Strategy

It is a constant challenge for the Company to stay at the forefront of the technological requirements of the CIE market segments that it serves. Changes and developments in the manner in which information (whether video, telephony or data) is transmitted, as well as the use of alternative compression and delivery technologies, all require the Company to continue to develop innovative new products. The Company allocates its resources as needed to create innovative products that are responsive to the demand for digital signal generation and transmission. The Company’s key product lines are more thoroughly discussed under “Key Products” beginning on page 8. The ongoing evolution of the Company’s product lines focuses on the increased needs created in the digital space by digital video, IPTV and HDTV signals and the transport of these signals over state-of-the-art broadband networks.

The primary end locations of the Company’s product are the CIE environments described above (e.g., hotels, hospitals, prisons, schools, etc.). We provide a wide range of products to meet the special needs of these applications, so we have many types of customers, from the large cable companies to private contractors. We sell to anyone putting product into the CIE business market, including:

•	Television broadcasters;

•	Cable system operators (both large and small) that design, package, install and in most instances operate, upgrade and maintain the systems they build;

•	Lodging/Hospitality video and high speed internet system operators that specialize in the Lodging/Hospitality Markets; and

•	Commercial/Institutional/Enterprise system operators that operate, upgrade, and maintain the systems that are in their facilities, or contractors that install, upgrade and maintain these systems in a wide variety of applications.

The key to proactively responding to the needs of the foregoing CIE environments is to build a suite of product solutions that are optimized for the operator’s existing infrastructure, as well as future strategy. Operators look for the following features when selecting technology:

•	Versatility for Now, providing multiple source inputs and different output formats, including simultaneous QAM and IP capability. Off-air local programs, locally generated content, and national broadcasts can all be viewed on televisions via coax, as well as on desktops and other connected devices via an IP network. This allows operators to expand the reach of their video without having to run additional cable throughout the building and optimize the use of coax and/or IP infrastructures.

•	Flexibility for the Future, recognizing that even if an operator is not utilizing both QAM and IP outputs today, these features may be needed tomorrow. Operators seek to choose scalable technology that can keep up with advances in system architecture and allow them to best leverage existing data and Wi-Fi infrastructure, without overburdening it. This includes considerations for TV Everywhere (bring your own content/device) as well as recently introduced UltraHD.

•	Affordability, by identifying high-quality, cost-effective, innovative solutions with a strong performance-to-cost ratio, are the keys to insuring the operator can offer a competitively priced package to their business and enterprise customers. Focus on the features required for the location and its management, including remote setup, monitoring and diagnostics through an IP interface and hot spare capability.

A key component of the Company’s growth strategy is to leverage its reputation across a broad product line, offering one-stop-shop convenience to the cable, broadcast and professional markets and delivering products having a high performance-to-cost ratio. The Company has historically enjoyed, and continues to enjoy, a leading position in many of the CIE market segments that it serves.

In response to market pressures to compete with Far East manufactured products, the Company manufactures certain high volume, labor intensive products in the PRC.

Markets Overview

The television industry has been dominated by traditional cable operators, who subsequently expanded into high-speed internet and telephony services. The penetration of wireless and direct-broadcast satellite (“DBS”) (such as DIRECTV® and DISH Network®) in the video market, continues to grow with a combined subscriber count in excess of 34 million. Telephone companies (i.e. Verizon and AT&T) also compete with cable operators for services on a national level, delivering video, high-speed internet and telephony services direct to the home or to the curb with an estimate of 11 million subscribers.

With IPTV technology comes additional market pressures and opportunities. First, there is the matter of alternative TV services riding “Over the Top” of existing infrastructures (“OTT television”), where the delivered video is not part of the service provider’s own video service. Examples include Web-delivered video such as Netflix, Hulu and Apple TV. Cable, satellite and telco service providers will need to innovate to provide additional service offerings to compete with lower cost OTT television providers (subscribers exceeding 42 million). In addition, content providers such as HBO and CBS have announced, and some are already deploying, their own streaming services, without requiring a cable TV subscription. With the advent of “TV Everywhere”, where video is displayed not only on the traditional television, but also on personal computers and mobile devices, cable operators are trying to tackle not only technological challenges associated with these offerings, but also content management and customer authentication. The idea that the consumer is at the center, and not the hardware or the network, is revolutionizing how video (and media) content is delivered.

The long term implications of these developments are increased competition for the provision of services and a trend toward delivery of these services using IP technology. This continuing major market transition has resulted in increased consumer expectations, placing the lodging and institutional markets under pressure to install new infrastructure and upgrade existing networks. It is not known how long this transition will take, but to remain competitive the Company must continue to increase its product offerings for digital television, encoding and decoding, and digital media applications.

Cable Television

Most cable operators, large and small, have built networks with various combinations of fiber optic and coax cable to deliver television, internet and telephone services on one drop cable. Cable television deployment of fiber optic trunk has been completed in nearly all existing systems. The HFC network architecture is employed to provide digital video, VOD, HDTV, IPTV, high speed internet, and digital telephone service. With the adoption of new standards by CableLabs®, the cable industry is using “edge” devices, node splitting and digital video switching to increase both services and subscriber capacity from each node, to accommodate IPTV offerings in both residential and CIE market deployments. All of these networks are potential users of our product offering.

Lodging

Historically, in response to lodging property owners seeking additional revenue streams and guests demanding increased in-room technology services, cable operators serving the lodging market sought to provide more channels (especially in HD), VOD, and enhanced interactivity. Initially installed mostly in large hotels, smaller hotels and motels continue to be upgraded and outfitted with enhanced technology to provide a full suite of HD channels and VOD.

More recently, the competition among cable providers to the hospitality industry has shifted from emphasis on VOD, to providing an ever- increasing number of HD programs free to each guest room and the capability of offering OTT television. The Company believes that the demand for HD based headends that support free-to-guest service and OTT television, will grow for several years. The rate of growth is limited by the costs associated with replacing all televisions in a hotel with flat screen Pro:Idiom compatible televisions, the infrastructure required to support OTT television, authentication and system management issues.

CIE- Commercial, Institutional, and/or Enterprise

The Company defines its target CIE markets to include educational campus environments, correctional facilities, short and long term health service environments, sports stadiums and airport terminals. All of these seemingly unrelated facilities contain private networks that are dependent on either locally generated or externally sourced video and/or data content. As the advanced technologies of distance learning, HDTV and IPTV permeate the market, institutional facilities are embracing these technologies to achieve site specific goals. The following are examples of the types of applications:

•	Public, Education, Government (PEG) Town Hall Meetings and Local Sports

•	Reception Room TV- Doctors, Dentists and Corporate Offices

•	Patient Education and Entertainment

•	Distance Learning

•	Employee Facing- Training and Company Messaging

•	Hotel Lobby Events and Advertising

The Company traditionally benefited from a very strong share of this market with its Analog Video Headend and Distribution Products. We anticipate that we will continue to be a leader in this market with our digital video solutions and our evolving IPTV platforms.

International

The Company has authorized distributors and sales agents in various locations outside the United States, but the Company primarily manufactures products for sale in the USA and North America. Historically, international sales have not materially contributed to the Company’s revenue base. The Company’s international sales in Canada have increased since 2011 as a result of the RLD Acquisition.

Additional Considerations

The technological revolution with respect to video, internet and telephone services continues at a rapid pace. Cable TV’s QAM video is competing with DIRECTV® and EchoStar’s DBS service and cable modems compete with digital subscriber lines and fiber-to-the-home offered by regional telephone companies. Telephone companies are building national fiber networks and are now delivering video, internet and telephone services directly to the home over fiber optic cable, and digital telephone is being offered by cable companies and others in competition with traditional phone companies. The convergence of data and video communications continues, wherein computer and television systems merge. This merging of technologies is extending services and content delivery to mobile smart phone devices and tablet computers with over-the-air data delivery competing with cable- delivered services.

Larger MSOs have transitioned or are in the process of transitioning to all-digital platforms (and in some instances MPEG-4); however much of the installed base of United States television sets are still analog sets (not digital). Satellite DBS television, digitally compressed programming and IP delivery require headend products, set-top decoding receivers, or digital terminal adapters, to convert the transmitted signals back to analog so that they may be viewed on analog television sets. The replacement of substantially all analog television sets with digital sets remains costly (although such costs have decreased substantially) and will still take years to complete. The split of analog and digital offerings provided to customers varies as a function of the size of the operator and their deployment strategy. For example, the majority of private cable and other smaller service providers continue to deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ set top boxes or digital terminal adapters at each television set.

Key Products

Blonder Tongue’s products can be separated according to function and technology. Three key categories account for the majority of the Company’s revenue (Digital Video Headend, Analog Video Headend, and HFC Distribution):

•          Digital Video Headend Products (including Encoders) are used by a system operator for acquisition, processing, compression, encoding and management of digital video. The headend is the center of a digital television system. It is the central location where multiple programs are received and, through additional processing, allocated to specific channels for digital distribution. Blonder Tongue continues to expand its Digital Product offerings to meet the evolving needs of its customers, which is expected to continue for years to come. The latest additions include a broad line of HD and SD, MPEG-2 and H.264 encoders optimized for the CIE environment. One example is a line of enhanced encoders optimized for the extreme demands of broadcasting live sports, another is a cost effective MPEG-2/H.264 encoder for IP support of PEG channels. The newly introduced STEP (Scalable Transcode-Encoder Platform) and custom hotel guide solutions were developed for additional needs not being met in a cost effective manner. IP interfaces have been added to a wide range of products to help in the migration to IPTV, one example is the AQT8, an 8VSB/QAM-IP transcoder that receives off-air broadcast signals and transcodes them for coax and IP distribution. Other lines of digital products provided by Blonder Tongue and RLD include EdgeQAM devices and Satellite Quadrature Phase Shift Key (“QPSK”) to QAM transcoders.

Encoders accept various input sources (analog and/or digital) and output digitally encoded HD or SD video in various output formats such as Asynchronous Serial Interface (“ASI”), IP and QAM. ASI is a streaming data format which carries the MPEG-2 Transport Stream. The IP output format allows operators to stream video over private data networks with greater reliability and content security. The QAM outputs can be used for digital video distribution over typical private coax networks in a variety of CIE environments (i.e. sports arenas, broadcast and cable television studios, airports, hospitals, university campuses, etc.). As a complement to the encoder line, Blonder Tongue also provides digital QAM multiplexers which take multiple inputs (ASI or 8VSB/QAM) and deliver a single multiplexed QAM output, thereby optimizing the HD channel lineup by preserving bandwidth. The Company’s QAM output MPEG-2 encoders have a low latency feature and superior motion optimization for fast-paced sporting events, which is ideal for live sporting events within a stadium or arena.

ATSC/QAM-IP Transcoder series of products (AQT8) allow the user to create a customized line up from off-air and/or cable feeds for coax IP distribution. The customizable IP output contains multiple programs with a combination of single and multiple transport streams, from multiple RF input sources. The unique MPEG-2 tables associated with each of the selected input programs are transferred to the IP outputs. This means the virtual channel numbers and program names on the IP outputs can be the same as their RF program input sources. The Company’s AQT8 products enable the user to modify the metadata, including PSIP parameters, such as the Program ID, Program #, Short Name, Major Ch., and Minor Ch. Information, to provide a customized IP program delivery solution. The AQT8-IP features Emergency Alert System (EAS) program switching through either an ASI or IP format EAS input and terminal block contacts for triggering.

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

The QPSK to QAM transcoders (QTM Series) are used for economically deploying or adding a satellite-based tier of digital or HDTV digital programming. The unit transcodes a satellite signal’s modulation from QPSK to QAM or from 8PSK (HDTV Format) to QAM. Since QPSK and 8PSK are optimum for satellite transmission and QAM is optimum for fiber/coax distribution, precious system bandwidth is saved while the signal retains its digital information. Building upon the innovative design work that brought about the QTM transcoders, QAM up-converters and HDTV processors, the Company launched a series of ATSC/QAM demodulators.

Digital Video Headend Product use continues to expand in all of the Company’s primary markets, bringing more advanced technology to consumers and operators. It is expected that this area will continue to be a major component of the Company’s business. The Company estimates that Digital Video Headend Products accounted for approximately 49% and 46% of the Company’s revenues in 2014 and 2013, respectively.

•          Analog Video Headend Products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Among the products offered by the Company in this category are pre-fabricated headends to accommodate legacy analog TV systems, modulators, demodulators, and processors. The Company estimates that Analog Video Headend Products accounted for approximately 27% and 21% of the Company’s revenues in 2014 and 2013, respectively.

•          HFC Distribution Products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Among the products offered by the Company in this category are broadband amplifiers, directional taps, splitters and wall outlets for coax distribution and fiber optic transmitters, receivers (nodes), and couplers. In cable television systems, the HFC distribution products are either mounted on exterior utility poles or encased in pedestals, vaults or other security devices. In CIE systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coax cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company estimates that HFC Distribution Products accounted for approximately 15% and 16% of the Company’s revenues in 2014 and 2013, respectively.

•          Other Products. There are a variety of other products that the Company sells to a lesser degree, either to fill a customer need or where sales have reduced due to changes in Company direction, technology, or market influences. Sales of products in these categories contributed less significantly to the Company’s revenues in 2014 and are expected to remain this way for 2015. These products include:

Test instruments, for measuring both digital and analog CATV and Broadcast TV signals, as well as capture, analyze and/ or generate MPEG ASI transport streams.

Contract Manufacturing Services, providing manufacturing, research and development and product support services for other companies’ products.

Reception products for receiving off-air broadcast television and satellite transmissions prior to headend processing.

Technical Services, including hands-on training, system design engineering, on-site field support and complete system verification testing.

Miscellaneous products and services, filling customers’ needs for satellite distribution, repair, and parts.

The Company will modify its products to meet specific customer requirements. Typically, these modifications are minor and do not materially alter either the product functionality or the ability to sell such altered products to other customers.

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products to accommodate customer demand for greater capability, (iii) license new technology, and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects, with the expectation or promise of substantial future orders. Projects may also result from new technologies that become available, or new market applications of existing technology. In the new product development process, the vast experience of the Company’s Engineering Group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace. Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and engineering lower production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties. The Company will also license technology if it can obtain technology more quickly, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party. There were 21 employees in the research and development department of the Company at December 31, 2014, including eight employees located at the Company’s facility in Springboro, Ohio. The Company’s research and development expenses were $3,416,000 and $3,373,000 for the years ended December 31, 2014 and 2013, respectively.

Marketing and Sales

Blonder Tongue markets and sells its products for use in a wide range of traditional and CIE markets, including traditional cable television, multiple dwelling unit (“MDU”), lodging/hospitality, and institutional (schools, hospitals and prisons). The Company also sells into a multitude of niche CIE markets such as sports arenas and the cruise ship industry. Sales are made directly to customers by the Company’s internal sales force, as well as through Premier Authorized Stocking Distributors (which accounted for approximately 40% and 47% of the Company’s revenues for fiscal 2014 and 2013, respectively). These distributors serve multiple markets. Direct sales to cable operators and system integrators accounted for approximately 19% and 7% of the Company’s revenues for fiscal 2014 and 2013, respectively.

The Company’s sales and marketing function is performed predominantly by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities. The Company’s internal sales force consists of 21 employees, including five salespersons in Old Bridge, NJ, one salesperson in Round Rock, TX, one salesperson in Seminole, FL, one salesperson in Jefferson, GA, two salespersons in Springboro, OH, one salesperson in Peterborough, Ontario, Canada, two sales-support personnel in Springboro, OH and eight sales-support personnel at the Company’s headquarters in Old Bridge, New Jersey.

The Company’s standard customer payment terms are net 30 days. From time to time, when circumstances warrant, such as a commitment to a large blanket purchase order, the Company will extend payment terms beyond its standard payment terms.

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

Customers

Blonder Tongue has a diverse customer base, which in 2014 consisted of approximately 217 active accounts. Approximately 59% and 57% of the Company’s revenues in fiscal years 2014 and 2013, respectively, were derived from sales of products to the Company’s five largest customers. Toner Cable Equipment, Inc. accounted for approximately 16% and 22% of the Company’s revenues in 2014 and 2013, respectively. In addition, a major electronics retailer accounted for 16% of the Company’s revenues in 2014. Bright House Networks accounted for 12% of the Company’s revenues in 2014. In 2013, XRS Corporation accounted for approximately 12% of the Company’s revenues. None of these customers are obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period. Accordingly, there can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period, however, the Company anticipates that Toner Cable Equipment, Inc. will continue to account for a significant portion of the Company’s revenues in future periods. See disclosure below in “Risk Factors – Any substantial decrease in sales to our largest customers may adversely affect our results of operations or financial condition” for further details.

Since 2010, the Company has held multi-year contracts with key distributors in its Premier Distributor Program. This program, which began in 2007, has been quite successful for the Company. Under this program, a limited group of larger distributors who stock a significant amount of the Company’s products in their inventory are given access to a special purchase incentive program allowing them to achieve volume price concessions measured on a year-to-year basis. Many of the Company’s smaller business customers, with whom the Company had formerly dealt on a direct basis, now purchase the Company’s products from these Premier Distributors.

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

The Company’s revenues are derived primarily from customers in the continental United States; however, the Company also derives some revenues from customers in other geographical markets, primarily Canada and to a much more limited extent, in developing countries. Sales to customers outside of the United States represented approximately 4% and 5% of the Company’s revenues in 2014 and 2013, respectively. All of the Company’s transactions with customers located outside of the United States have historically been denominated in U.S. dollars. As such, the Company has had no material foreign currency transactions. As a result of the RLD Acquisition, however, the Company derived certain sales from customers located in Canada during 2014 and 2013 denominated in Canadian Dollars. Transactions denominated in foreign currencies have certain inherent risks associated with them due to currency fluctuations. See “Risk Factors” below for more detail on the risks associated with foreign currency transactions.

Manufacturing and Suppliers

Blonder Tongue’s primary manufacturing operations are presently located at the Old Bridge Facility, which also serves as the Company’s headquarters. The Company’s manufacturing operations are vertically integrated and consist principally of the programming, assembly, and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chassis and cabinets for such assemblies. Management continues to implement improvements to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor to accommodate increasingly fine pitch surface mount electronic components. The Company is capable of manufacturing assemblies of 16 layer PCBs with thousands of components including placement of 0.030x0.030mil ball grid arrays and 0201 packaged sized components, utilizing its advanced state-of-the-art automatic placement equipment as well as automated optical inspection and testing systems. Investments by the Company in these advanced manufacturing technologies is consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products. As noted in “Item 2 – Properties” below, the Company also maintains a small sales and engineering facility in Springboro, Ohio.

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

Outside contractors supply standard components, printed circuit boards and electronic subassemblies to the Company’s specifications. While the Company generally purchases electronic parts that do not have a unique source, certain electronic component parts used within the Company’s products are available from a limited number of suppliers and may be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. In such situations, however, the Company may experience temporary reductions in its ability to ship products affected by the component shortage. On an as-needed basis, the Company purchases several products from sole suppliers for which alternative sources are not available. An inability to timely obtain sufficient quantities of certain of these components could have a material adverse effect on the Company’s operating results. The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company. See “Risk Factors” below for more detail on the risk associated with sole supplier products.

Blonder Tongue maintains a quality assurance program which monitors and controls manufacturing processes, and extensively tests samples throughout the process. Samples of component parts purchased are tested, as well as its finished products, on an ongoing basis. The Company also tests component and sub-assemblies throughout the manufacturing process using commercially available and in-house built testing systems that incorporate proprietary procedures. The highest level of quality assurance is maintained throughout all aspects of the design and manufacturing process. The extensive in-house calibration program assures test equipment integrity, correlation and calibration. This program ensures that all test and measurement equipment that is used in the manufacturing process is calibrated to the same in-house reference standard on a consistent basis. When all test and measurement devices are calibrated in this manner, discrepancies are eliminated between the engineering, manufacturing and quality control departments, thus increasing operational efficiency and ensuring a high level of product quality. Blonder Tongue performs final product tests prior to shipment to customers. In 2008, the Company was certified to perform Underwriters Laboratories (UL) witness testing of products to UL International Standard 60950.

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

Intellectual Property

The Company currently holds several United States and foreign patents, none of which are considered material to the Company’s present operations, since they do not relate to high volume applications. Because of the rapidly evolving nature of the cable television industry, the Company believes that its market position as a supplier to cable integrators derives primarily from its ability to timely develop a consistent stream of new products that are designed to meet its customers’ needs and that have a high performance-to-cost ratio.

The Company owns a United States trademark registration for the word mark “Blonder Tongue®” and also on a “BT®” logo. RLD owns a United States trademark registration for the word mark “DRAKE®”.

Since 2008, the Company has obtained and renewed licenses for a variety of technologies in concert with its digital encoder line of products. The licenses are from a number of companies including DTLA (expires April 30, 2015), and LG Electronics (expires December 2015). These standard licenses are all non-exclusive and require payment of royalties based upon the unit sales of the licensed products. With regard to the licenses expiring in 2015, the Company expects to renew these standard licenses on similar terms to those presently in force. For additional information regarding these licenses, see “Introduction – Recent Developments” starting on page 3.

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

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2014 and does not anticipate incurring in 2015 material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2015. The Company intends to renew this permit.

Employees

As of March 15, 2015, the Company employed approximately 162 people, including 99 in manufacturing, 21 in research and development, 5 in quality assurance, 21 in sales and marketing, and 16 in a general and administrative capacity. Substantially all of these employees are full time employees. 46 of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a labor agreement with the Company that is scheduled to expire in February 2017.

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

In 2014 and 2013, sales to Toner Cable Equipment Inc. accounted for approximately 16% and 22% of our revenues, respectively. In addition, a major electronics retailer accounted for 16% of our revenues in 2014. Also, Bright House Networks accounted for 12% of our revenues in 2014. Further, sales to XRS Corporation accounted for approximately 12% of our revenues in 2013. There can be no assurance that any sales to these customers will reach or exceed historical levels in any future period. As disclosed above in “Business – Introduction - Recent Developments,” XRS Corporation has redesigned its product and we were not successful in our bid to win the initial contract for the manufacture of such product. In addition, we do not expect to have recurring sales to Bright House Networks and the major electronics retailer at these levels in the long-term. We anticipate, however, that Toner Cable will continue to account for a significant portion of our revenues in future periods, although they are not obligated to purchase any specified amount of products (beyond outstanding purchase orders) or to provide us with binding forecasts of product purchases for any future period.

With respect to our direct sales to system integrators, the complement of leading customers tends to vary over time as the most efficient and better-financed integrators grow more rapidly than others. Our success with those customers will depend in part on:

•	the viability of those customers;

•	our ability to identify those customers with the greatest growth and growth prospects; and

•	our ability to maintain our position in the overall marketplace by shifting our emphasis to such customers.

Approximately 59% of our revenues in 2014 were derived from sales to our five largest customers. Any substantial decrease or delay in sales to one or more of our leading customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us, or our inability to develop solid relationships with integrators that may replace the present leading customers, could have a material adverse effect on our results of operations and financial condition.

An inability to reduce expenses or increase revenues may cause continued net losses.

We have had annual net losses each year since 2010, including a net loss of $902,000 for the fiscal year ended December 31, 2014. In 2014, our net sales revenue of $29.1 million, less cost of goods sold of $18.2 million, did not cover our operating expenses of approximately $11.6 million for the year ended December 31, 2014. While management believes its plan to reduce expenses and increase revenues will improve profitability, there can be no assurance that these actions will be successful. Failure to reduce expenses or increase revenues could have a material adverse effect on our results of operations and financial condition.

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

The vast majority of our revenues in fiscal years 2014 and 2013 came from sales of our products for use by cable infrastructure operators. Demand for our products depends to a large extent upon capital spending on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including:

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

During 2014 and 2013, the U.S. economy continued to feel the effects of the significant economic downturn that began in 2008, resulting in elevated levels of financial market volatility, customer uncertainty and widespread concerns about the U.S. and world economies. The macroeconomic environment and recovery from this downturn has been challenging and inconsistent. The ongoing effects of these circumstances may continue to negatively impact the demand for our products, which may have a material adverse effect on our business, financial condition and results of operations. In addition, the economic crisis has had a material and direct impact on financial institutions, resulting in tighter credit standards, giving rise to a deterioration of liquidity in the capital markets, particularly as it relates to the credit needs of smaller companies that have faced challenges during this period. This liquidity crunch could adversely affect our ability and the ability of our customers to borrow funds to support operations or other liquidity needs (including the ability to finance capital expenditures) or otherwise borrow or raise capital. Moreover, our stock price could decrease if investors have concerns that our business, financial condition or results of operations will be negatively impacted by a worldwide economic downturn.

The terms of our credit agreement may restrict our current and future operating and financial flexibility and could adversely affect our financial and operational results.

As of December 31, 2014, we had approximately $5.1 million of outstanding debt under our Santander Financing, which is scheduled to expire on February 1, 2016. While we anticipate extending or refinancing all or a portion of this debt obligation on or before February 1, 2016, there can be no assurances that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Our inability to refinance our debt obligation on acceptable terms (or at all) would likely have a material adverse on our results of operations and financial condition.

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

These restriction may limit our ability to engage in certain transactions that may be beneficial to us and our stockholders. In addition, the Santander Agreement also requires us to meet certain financial covenants on a quarterly basis. From time to time during the past two years, we have been unable to meet certain of such financial covenants and we may be unable to comply with certain of such covenants under our credit agreement in the future. Previously, the bank has permitted us to amend the Santander Agreement as it relates to such financial covenants when it appears that we may not be able to meet them, but no assurance can be given that the bank will permit further amendments or provide waivers of these requirements if we are unable to meet them in the future. Accordingly, a failure to comply with the financial covenants under the Santander Agreement could result in an event of default. In the event of a default our lender could elect to declare all borrowings, accrued and unpaid interest and other fees outstanding, due and payable, and require us to apply all of our available cash to repay these borrowings, which would likely have a material adverse on our results of operations and financial condition. See also the discussion regarding a material decrease in our liquidity in the first quarter of 2015 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Any significant casualty to our facility in Old Bridge, New Jersey may cause a lengthy interruption to our business operations.

We primarily operate out of one manufacturing facility in Old Bridge, New Jersey (the “Old Bridge Facility”). While we maintain a limited amount of business interruption insurance, a casualty that results in a lengthy interruption of our ability to manufacture at, or otherwise use, the Old Bridge Facility could have a material adverse effect on our results of operations and financial condition.

Our dependence on certain third party suppliers could create an inability for us to obtain component products not otherwise available or to do so only at increased prices.

We purchase several products from sole suppliers for which alternative sources are not available. Our results of operations and financial condition could be materially adversely affected by:

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

Historically the Company has had limited exposure to currency fluctuations since transactions with customers located outside the United States have generally been denominated in U.S. Dollars. As a result of the RLD Acquisition, however, the Company recognized sales in Canada in 2014 and 2013, denominated in Canadian Dollars and anticipates that it will continue to recognize sales in Canada denominated in Canadian Dollars in future periods. The Company incurs certain expenses which are denominated in Canadian Dollars in connection with its sales and product distribution in Canada. The Company's functional currency is the U.S. Dollar. Accordingly, any revenue and expense denominated in Canadian Dollars needs to be translated into U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between the Canadian Dollar and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. We do not engage in currency hedging activities to limit the risks of currency fluctuations. The Company anticipates that sales in Canada during 2015 should be less than $2,000,000. Currency fluctuations could adversely impact our results of operations, cash flows and financial position.

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

During 2012, K Tech Telecommunications, Inc. (“K Tech”) filed a patent infringement claim against the Company and RLD seeking an injunction and damages, as described in more detail below under Note 5 to the consolidated financial statements included herein.

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

Private cable system operation is not presently burdened with significant government regulation, other than, in some cases, certain FCC licensing and signal leakage requirements. The Telecommunications Act of 1996 deregulated many aspects of franchise cable system operation and opened the door to competition among cable operators and telephone companies in each of their respective industries. It is possible, however, that regulations could be adopted which would re-impose burdensome restrictions on franchise cable operators resulting in, among other things, the grant of exclusive rights or franchises within certain geographical areas. Any increased regulation of franchise cable could have a material adverse effect on our results of operations and financial condition.

Any increase in governmental environmental regulations or our inability or failure to comply with existing environmental regulations may cause an adverse effect on our results of operations or financial condition.

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. We do not anticipate material capital expenditures during the fiscal year ending 2015 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

Losing the services of our executive officers or our other highly qualified and experienced employees, or our inability to continue to attract and retain highly qualified and experienced employees, could adversely affect our business.

Our future success depends in large part on the continued service of our key executives and technical and management personnel. Our future success also depends on our ability to continue to attract and retain highly skilled engineering, manufacturing, marketing and managerial personnel. The competition for such personnel is intense, and the loss of key employees, in particular the principal members of our management and technical staff, could have a material adverse effect on our results of operations and financial condition.

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

Our directors and officers beneficially own or have the rights to vote approximately 47% of our Common Stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.

Delays or difficulties in negotiating a labor agreement or other difficulties in our relationship with our union employees may cause an adverse effect on our manufacturing and business operations.

All of our direct labor employees located at the Old Bridge, New Jersey facility are members of the International Brotherhood of Electrical Workers Union, Local 2066 (the “Union”), under a collective bargaining agreement, which expires in February 2017. In connection with any renewal or renegotiation of the labor agreement upon its termination, there can be no assurance that work stoppages will not occur or that we will be able to agree upon terms for future agreements with the Union. Any work stoppages could have a material adverse effect on our business operations, results of operations and financial condition.

Our business and operations could suffer in the event of security breaches.

Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated. Our systems are designed to detect security incidents and to prevent their recurrence, but, in some cases, we might be unaware of an incident or its magnitude and effects. While we have not identified any material incidents of unauthorized access to date, the theft, unauthorized use or publication of our intellectual property, confidential business or personal information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, damage our reputation or otherwise adversely affect our business. In addition, to the extent that any future security breach results in inappropriate disclosure of our employees’, licensees’, or customers’ confidential and /or personal information, we may incur liability or additional costs to remedy any damages caused by such breach. We could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which is owned by the Company. The Old Bridge Facility is encumbered by a mortgage held by Santander Bank, NA in the principal amount of $3,783,000 as of December 31, 2014. In addition, the Company leases an engineering and sales facility consisting of one building totaling approximately 7,500 square feet in Springboro, Ohio. The lease for this facility expires in October, 2021. The total lease obligation will be approximately $47,000 during 2015. Management believes that these facilities are adequate to support the Company’s anticipated needs in 2015.

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

Market Information

Fiscal Year Ended December 31, 2014:

	High	Low

First Quarter	$1.17	$.89
Second Quarter	.99	.81
Third Quarter	1.89	.75
Fourth Quarter	2.88	1.00

Fiscal Year Ended December 31, 2013:

	High	Low

First Quarter	$1.69	$1.05
Second Quarter	1.25	.95
Third Quarter	1.15	.85
Fourth Quarter	1.12	.81

The Company’s Common Stock is traded on NYSE MKT under the symbol “BDR.”

Holders

As of March 1, 2014, the Company had 43 holders of record of the Common Stock. Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

Today, the Company is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. For 65 years, Blonder Tongue/Drake products have been deployed in a long list of locations, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, education universities/schools, healthcare hospitals/fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. These applications are variously described as commercial, institutional and/or enterprise environments and will be referred to herein collectively as “CIE”. The customers we serve include business entities installing private video and data networks in these environments, whether they are the largest cable television operators, telco or satellite providers, integrators, architects, engineers or the next generation of Internet Protocol Television (“IPTV”) streaming video providers. The technology requirements of these markets change rapidly and the Company’s research and development team is continually delivering high performance-lower cost solutions to meet customers’ needs.

The Company’s strategy is focused on providing a wide range of products to meet the needs of the CIE environments described above (e.g., hotels, hospitals, prisons, schools, etc.), and to provide offerings that are optimized for an operator’s existing infrastructure, as well as the operator’s future strategy. A key component of this growth strategy is to provide products that deliver the latest technologies (such as IPTV and digital SD and HD video content) and have a high performance-to-cost ratio.

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue. Accordingly, any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. Sales of digital video headend products were $14,310,000 and $12,930,000 and sales of analog video headend products were $7,829,000 and $5,818,000 in 2014 and 2013, respectively.

In April 2010, the Company obtained a $4.1 million purchase commitment for the first member of its EdgeQAM family of products (the EQAM-400) from World Cinema Inc. (“World Cinema”), a supplier of free-to-guest digital and HD television to the hospitality market. These shipments were exclusive until the end of 2013. World Cinema did not extend this exclusivity arrangement into 2014 with further purchase commitments. World Cinema’s purchases of this product were approximately $1,119,000 in 2013. In 2014, no sales of this product were made to World Cinema, however, total sales to all customers of this product were approximately $71,000. The Company believes that World Cinema will purchase the EQAM-400 from Blonder as needed for maintenance of its systems, but will not commit to any minimum dollar amount. The EQAM-400 accepts HD content received by satellite via its IP Gigabit Ethernet (GbE) input, adds content protection by utilizing Pro:Idiom™ encryption, and QAM modulates it for distribution over standard coax networks.

On February 1, 2012, the Company’s wholly-owned subsidiary, R. L. Drake Holdings, LLC (“RLD”), a Delaware limited liability company, acquired substantially all of the assets and assumed certain specified liabilities of R. L. Drake, LLC, a Delaware limited liability company (“Seller”) (the “RLD Acquisition”), pursuant to an Asset Purchase Agreement of even date, by and among RLD, Seller, R. L. Drake Acquisition Corporation, a Delaware corporation, and WBMK Holding Company, an Ohio corporation, as amended by a certain First Amendment to Asset Purchase Agreement dated February 3, 2012 (as so amended, the “Asset Purchase Agreement”). The purchase price was approximately $7,020,000, which included a working capital adjustment of approximately $545,000. RLD manufactures and distributes similar products to those currently being produced by the Company. The acquisition enabled the Company to leverage the combined research and development and sales and marketing departments to shorten the product development and manufacturing cycle and deliver a more complete compliment of business and product solutions for the markets the Company serves.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2011, the Company entered into an agreement with XRS Corporation (formerly known as XATA Corporation) to provide manufacturing, research and development and product support to XRS for an electronic on-board recorder for the trucking industry that the Company had been producing for XRS. The Company contract manufactured those products under this agreement from 2011 through 2013. During the second quarter of 2013, the Company was advised by XRS that it had undertaken a redesign of its core product through a third party. Later in 2013, XRS provided the Company with engineering details of the redesigned product and invited the Company to participate in a bidding process to provide contract manufacturing of the newly designed product. During February 2014, the Company was advised by XRS that it was not chosen to perform this manufacturing function and as such, the Company does not anticipate additional sales to XRS unless and until the Company is invited to bid for contract manufacturing of the new design and is a successful bidder. XRS’ purchases of this product were approximately zero and $3,227,000 in 2014 and 2013, respectively. See the disclosure above regarding World Cinema and “Risk Factors – Any substantial decrease in sales to our largest customers may adversely affect our results of operations or financial condition” for further details of related risks.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data from continuing operations as a percentage of net sales.

	Year Ended December 31,
	2014	2013

Net sales	100.0%	100.0%
Costs of goods sold	62.4	66.6
Gross profit	37.6	33.4
Selling expenses	11.7	12.1
General and administrative expenses	16.4	18.3
Research and development expenses	11.7	12.1
Loss from operations	(2.2)	(9.1)
Other expense, net	0.8	1.0
Loss before income taxes	(3.0)	(10.1)
Provision (benefit) for income taxes	-	-

2014 Compared with 2013

Net Sales. Net sales increased $1,259,000 or 4.5% to $29,129,000 in 2014 from $27,870,000 in 2013. The increase is primarily attributed to an increase in sales of digital video headend products, analog video headend products and test equipment products offset by a decrease in sales of contract manufactured products. Sales of digital video headend products were $14,310,000 and $12,930,000, sales of analog video headend products were $7,829,000 and $5,818,000, sales of test equipment products were $452,000 and $58,000 and sales of contract manufactured products were $344,000 and $3,465,000 in 2014 and 2013, respectively. The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products.

Cost of Goods Sold. Cost of goods sold decreased to $18,168,000 in 2014 from $18,559,000 in 2013 and decreased as a percentage of sales to 62.4% from 66.6%. The decrease as well as the decrease as a percentage of sales is attributed to a more favorable product mix. The Company expects cost of goods sold as a percentage of sales to remain at this level throughout 2015.

Selling Expenses. Selling expenses increased to $3,404,000 in 2014 from $3,372,000 in 2013, but decreased as a percentage of sales to 11.7% for 2014 from 12.1% for 2013. This $32,000 increase is primarily attributable to an increase in salaries and fringe benefits of $107,000, offset by a decrease in royalty expenses of $146,000. The Company anticipates that selling expenses will increase slightly in 2015 as compared to 2014 as a result of the Company’s continuing efforts to foster brand awareness and to achieve greater market penetration. The decrease as a percentage of sales is attributed to an increase in net sales. The Company anticipates that expenses in this area will either remain at 2014 levels or be reduced, as the Company implements certain cost savings measures during the first half of 2015.

General and Administrative Expenses. General and administrative expenses decreased to $4,770,000 in 2014 from $5,111,000 in 2013 and decreased as a percentage of sales to 16.4% for 2014 from 18.3% in 2013. The $341,000 decrease was primarily the result of a decrease in professional fees of $255,000 due to the conclusion of certain litigation and an insurance reimbursement of $76,000. The decrease as a percentage of sales was primarily the result of the aforementioned decreases. The Company anticipates that expenses in this area will either remain at 2014 levels or be reduced, as the Company implements certain cost savings measures during the first half of 2015.

Research and Development Expense. Research and development expenses increased to $3,416,000 in 2014 from $3,373,000 in 2013, but decreased as a percentage of sales to 11.7% in 2014 from 12.1% in 2013. This $43,000 increase is primarily attributable to an increase in license fees of $94,000, an increase in consulting fees of $55,000, offset by a reduction in department supplies of $58,000. The decrease as a percentage of sales is attributed to an increase in net sales. The Company anticipates that expenses in this area will either remain at 2014 levels or be reduced, as the Company implements certain cost savings measures during the first half of 2015.

Operating Loss. Operating loss of $(629,000) for 2014 represents a decrease of $1,916,000 from the operating loss of $(2,545,000) in 2013. Operating loss as a percentage of sales increased to (2.2)% in 2014 from (9.1)% in 2013.

Interest expense. Interest expense decreased to $242,000 in 2014 from $277,000 in 2013. The decrease is the result of lower average borrowings. The Company anticipates an increase in its interest expense in 2015 as a result of adjustments to its cost of funds under the Santander Agreement pursuant to the Seventh Amendment as described below under “Liquidity and Capital Resources.”

Income Taxes. The provision for income taxes was $31,000 in 2014 and $0 in 2013. The Company records a full valuation allowance for net deferred tax assets that are no longer considered to be realizable. The increase in the 2014 provision is attributable to an increase in the deferred tax provision related to the amortization of indefinite lived intangible assets, or “naked credits,” which cannot be offset by the valuation allowance. The Company expects to continue to provide a full valuation allowance until it can sustain a level of profitability that demonstrates its ability to utilize these net deferred tax assets. The significant negative evidence supporting the full valuation allowance includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2014, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2014 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

As of December 31, 2014 and 2013, the Company’s working capital was $8,761,000 and $9,499,000, respectively. The decrease in working capital is attributable primarily to the Company’s decrease in accounts receivable of $836,000.

The Company’s net cash provided by operating activities for the year ended December 31, 2014 was $1,615,000 primarily due to non-cash expenses of $2,135,000 and a reduction in accounts receivable of $836,000, offset by a net loss of $902,000, compared to net cash provided by operating activities for the year ended December 31, 2013 of $1,861,000 primarily due to non-cash expenses of $1,825,000 and a reduction in inventories of $2,542,000, offset by a net loss of $2,822,000.

Cash used in investing activities was $1,227,000, which was attributable primarily to capital expenditures of $673,000 and the acquisition of licenses of $554,000.

Cash used in financing activities was $223,000 for the period ended December 31, 2014, comprised primarily of the repayment of debt of $270,000 and net borrowings on the line of credit of $6,000 offset by proceeds from the exercise of stock options of $53,000.

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.) through its Sovereign Business Capital division (“Santander”), pursuant to which the Company obtained an $8,000,000 credit facility from Santander (the “Santander Financing”). The Company and Santander entered into a series of amendments to the foregoing Revolving Credit, Term Loan and Security Agreement (as so amended, the “Santander Agreement”), including the Seventh Amendment referenced below, which, among other things, adjusted the Santander Financing to $8,783,000 consisting of (i) a $5,000,000 asset-based revolving credit facility (“Revolver”) and (ii) a $3,783,000 term loan facility (“Term Loan”), each expiring on February 1, 2016. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Santander Agreement. The obligations of the Company under the Santander Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.50% or the LIBOR rate plus 4.25%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.75% or the LIBOR rate plus 4.50%. Prime was 3.25% at December 31, 2014. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.17%, 0.26% and 0.36%, respectively, at December 31, 2014. The interest rates above are effective on January 21, 2015, pursuant to the terms of the Seventh Amendment described below.

On January 21, 2015, the Company entered into the Seventh Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Seventh Amendment”) to amend the Santander Financing. The Seventh Amendment (i) extended by one year the Termination Date of the Santander Agreement from February 1, 2015 to February 1, 2016; (ii) continued the installment payments of principal under the Term Loan at the same monthly payment of $18,000 per month for the additional year until the final payment of unpaid principal and interest is due on February 1, 2016; (iii) increased the interest rates applicable to the Revolver and the Term Loan by one quarter of one percent (0.25%); and (iv) reset and modified the Minimum EBITDA covenant to address the term being extended by one year. The Seventh Amendment also contains other customary representations, covenants, terms and conditions. The Company paid a $15,000 amendment fee to Santander in connection with the Seventh Amendment.

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

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $1,269,000 at December 31, 2014. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,783,000 at December 31, 2014.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities, as evidenced by the Seventh Amendment.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing. As of December 31, 2014, the Company had approximately $1,269,000 outstanding under the Revolver and $1,543,000 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months. Nevertheless, as a result of lower than expected net sales in the first quarter of 2015 and the reduction, pursuant to the Sixth Amendment, in the advance rate applicable to Eligible Inventory from 50% to 25%, the Company has experienced a material decrease in its liquidity in the first quarter of 2015. As of February 28, 2015, the Company had approximately $2,424,000 outstanding under the Revolver and $729,000 of additional availability for borrowing under the Revolver. While the Company anticipates that its net sales will return to historical norms during the third quarter, in the interim the Company has been in discussions with Santander, seeking an accommodation to temporarily increase the advance rate on Eligible Inventory or other accommodations under the Santander Financing, to provide additional availability under the Revolver. In connection with those discussions, on March 30, 2015, Santander agreed to provide the Company with $500,000 of additional availability under the Revolver during the period from April 1, 2015 through April 24, 2015. The Company will pay Santander an accommodation fee for this additional availability of $2,500. The Company is also exploring other sources of capital to alleviate the short term liquidity pressures. In other efforts to alleviate the existing liquidity pressures, the Company has implemented the first phase of a cost-reduction program which is expected to reduce annualized expenses by approximately $1,000,000, including a temporary reduction in certain executive salaries, a decrease in workforce and a decrease in engineering consulting expenses. A second phase of the cost reduction program is under consideration and should be implemented during the second quarter of 2015, with targeted annualized expense reductions of an additional $1,100,000. Prior to April 24, 2015, the Company will be providing Santander with updated financial information for 2015, which take into account both phase one and phase two of its reduction program. Santander has advised the Company that if such updated financial information is satisfactory to Santander, it will consider increasing the additional liquidity available to the Company under the Revolver by up to an additional $500,000 for a more extended period of time. If Santander determines not to extend a further accommodation to the Company beyond the initial $500,000, they will expect that on or before September 30, 2015, the Company will have eliminated the over advance and will be back in formula under the revolver. The Company believes that the foregoing credit accommodations, if they are obtained, coupled with the enhanced liquidity that should be derived from the implemention of the phase one and phase two cost reduction programs will be sufficient to alleviate the Company’s short term liquidity pressures. The Company also believes that if such accommodations being provided by Santander are terminated at the end of the predetermined period, the additional liquidity derived from implementation of the phase one and phase two cost reduction programs should be sufficient for the Company’s ongoing operations. While there can be no assurance that the foregoing requested accommodations and expense reduction programs will be achieved, the Company believes that it will nevertheless be able to fund its operating activities, anticipated capital expenditures (which will be curtailed during this interim period), and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on February 1, 2016. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates obtaining a further extension or refinancing its long-term debt obligations at maturity. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2016, (unless a further extension from Santander is obtained) there can be no assurances that it will do so. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $673,000 and $154,000 in the years ended December 31, 2014 and 2013, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

Approximately 66% of the non-current inventories are comprised of finished goods. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Valuation of Deferred Tax Assets

Management periodically evaluates its ability to recover the reported amount of its deferred income tax assets considering several factors, including the estimate of the likelihood that it will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, which currently indicates that it was more likely than not that the Company would not realize the benefits related to the deferred tax assets, the Company recorded a valuation allowance equal to substantially all of the net deferred tax assets as of December 31, 2014 and 2013.

Recent Accounting Pronouncements

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

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2014 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2014 or 2013, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2014.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the 1992 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

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

During the quarter ended December 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As disclosed in the Company’s Form 8-K filed on March 26, 2015, James A. Luksch, the Company’s Chief Executive Officer and Chairman of the Board of Directors, advised the Company that he would be retiring and resigning as an officer and director of the Company effective on March 26, 2015. This Form 8-K also disclosed that the Company and Mr. Luksch entered into a Letter Agreement dated March 24, 2015 regarding the terms of Mr. Luksch’s separation from the Company, including payment of his salary through his last day, the expiration date for his benefits and a voting agreement and irrevocable proxy that provides the Company with the right to vote shares of common stock beneficially owned by Mr. Luksch through June 30, 2018. The summary in this paragraph of Mr. Luksch’s retirement, resignation and his Letter Agreement is not complete and is qualified in its entirety by reference to the full text of this description in the Company’s Form 8-K filed on March 26, 2015, which is incorporated herein by reference.

On March 30, 2015, Santander agreed to provide the Company with $500,000 of additional availability under the Revolver during the period from April 1, 2015 through April 24, 2015. As part of this agreement, the Company will pay Santander an accommodation fee for this additional availability of $2,500. Further details surrounding this agreement are described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” which description is incorporated into this Item 9B by reference.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about the Company’s directors and executive officers is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2015 Annual Meeting of Stockholders. The information about the Company’s Audit Committee (excluding the Audit Committee Report) and the Audit Committee’s “audit committee financial expert,” is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2015 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2015 Annual Meeting of Stockholders.

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

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2015 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLANS

The following table provides certain summary information as of December 31, 2014 concerning the Company’s compensation plans (including individual compensation arrangements) under which shares of our Common Stock may be issued.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights(#)		Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights($)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In The First Column)(#)

Equity Compensation Plans Approved By Security Holders	2,095,333	(1)	$1.48	1,101,084	(2)

Equity Compensation Plans Not Approved By Security Holders	100,000	(3)	$1.09	237,302	(4)

Total	2,195,333		$1.46	1,338,386

(1) Includes shares of our Common Stock which may be issued upon the exercise of options or rights granted under the 1995 Long Term Incentive Plan, as amended, which expired by its terms on November 30, 2005, the Amended and Restated 2005 Employee Equity Incentive Plan, the Amended and Restated 1996 Director Option Plan, which expired by its terms on January 2, 2006, and the Amended and Restated 2005 Director Equity Incentive Plan.

(2) Includes 850,251 shares of our Common Stock available for issuance as stock option grants, stock appreciation rights, restricted or unrestricted stock awards or performance based stock awards under the Amended and Restated 2005 Employee Equity Incentive Plan. Includes 250,833 shares of our Common Stock available for issuance as stock option grants, stock appreciation rights, or restricted or unrestricted stock awards under the Amended and Restated 2005 Director Equity Incentive Plan.

(3) In August 2012, we issued a warrant to purchase 100,000 shares of our Common Stock to Adaptive Micro-Ware, Inc., an Indiana corporation (“AMW”). The warrant was granted as partial consideration in connection with a commercial licensing and manufacturing agreement between Blonder and AMW. The warrant is exercisable at $1.09 per share, and the warrant vested one-third (1/3) on May 23, 2013, one-third (1/3) on May 23, 2014 and another one-third (1/3) vests on May 23, 2015.

(4) Includes 237,302 shares of our Common Stock available for issue under the Executive Stock Purchase Plan. Excludes 150,000 shares of our Common Stock available for issuance under the Director Stock Purchase Plan which was adopted by the Board of Directors on March 19, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2015 Annual Meeting of Stockholders. Information about the independence of each director or nominee for director of the Company during 2014 is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accounting Firm” and “Pre-Approval Policy for Services by Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2015 Annual Meeting of Stockholders.

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

(b)           Index to Exhibits:

Exhibit #	Description	Location

2.1	Asset Purchase Agreement dated as of February 1, 2012 by and among R. L. Drake Holdings, LLC, R. L. Drake, LLC, R. L. Drake Acquisition Corporation and WBMK Holding Company.	Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A dated February 1, 2012, filed April 17, 2012.

Exhibit #	Description	Location

2.2	First Amendment to Asset Purchase Agreement dated as of February 3, 2012 by and among R. L. Drake Holdings, LLC, R. L. Drake, LLC, R. L. Drake Acquisition Corporation and WBMK Holding Company.	Incorporated by reference from Exhibit 2.2 to Registrant’s Current Report on Form 8-K/A dated February 1, 2012, filed April 17, 2012.

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A for the period ending December 31, 2007, originally filed May 9, 2008.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

4.2	Warrant to Adaptive Micro-Ware, Inc.	Incorporated by reference from Exhibit 4.1 to Quarterly Report on Form 10-Q originally filed November 14, 2012.

10.1	1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

10.2	First Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 10.5(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

10.3	Second Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.3 to S-8 Registration Statement No. 333-52519 originally filed on May 13, 1998.

10.4	Third Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.4 to S-8 Registration Statement No. 333-37670, originally filed May 23, 2000.

10.5	Fourth Amendment to the 1995 Plan.	Incorporated by reference from Exhibit 4.5 to S-8 Registration Statement No. 33-96993, originally filed July 24, 2002.

10.6	Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Appendix B to Registrant’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed March 27, 1998.

10.7	First Amendment to the Amended and Restated 1996 Director Option Plan.	Incorporated by reference from Exhibit 4.2 to S-8 Registration Statement No. 333-111367, originally filed on December 19, 2003.

Exhibit #	Description	Location

10.8	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, originally filed August 14, 2013.

10.9	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2013, filed March 31, 2014

10.10	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

10.11	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix A to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders held on May 21, 2014.

10.12	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders held on May 21, 2014.

10.13	Form of Option Agreement under the 1995 Long Term Incentive Plan.	Incorporated by reference from Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.

10.14	Form of Option Agreement under the 1996 Director Option Plan.	Incorporated by reference from Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2004, filed April 15, 2005.

10.15	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 15, 2005.

10.16	Form of Option Agreement under the 2005 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2007, filed March 31, 2008.

10.17	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.18	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

Exhibit #	Description	Location

10.19	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 18, 2011, filed May 20, 2011.

10.20	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated May 18, 2011, filed May 20, 2011.

10.21	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2014, filed August 14, 2014.

10.22	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2014, filed August 14, 2014.

10.23	Blonder Tongue Laboratories, Inc. Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated June 16, 2014, filed June 20, 2014.

10.24	Deferred Compensation Plan for James A. Luksch, effective as of January 1, 2011, as amended and restated on February 4, 2011.	Incorporated by reference from Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.25	Revolving Credit, Term Loan and Security Agreement, dated August 6, 2008, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated August 6, 2008, filed August 8, 2008.

10.26	First Amendment to Revolving Credit, Term Loan and Security Agreement, dated January 14, 2011, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 14, 2011, filed January 20, 2011.

10.27	Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated February 1, 2012, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated February 1, 2012, filed February 7, 2012.

10.28	Third Amendment to Revolving Credit, Term Loan and Security Agreement, dated August 10, 2012, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q originally filed August 14, 2012.

10.29	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 27, 2013, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2012, filed April 1, 2013.

Exhibit #	Description	Location

10.30	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, dated November 13, 2013, between Santander Bank, N.A. Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2013, filed November 14, 2013.

10.31	Sixth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 28, 2014, between Santander Bank N.A. Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2013, filed March 31, 2014

10.32	Seventh Amendment to Revolving Credit, Term Loan and Security Agreement, dated January 21, 2015, between Santander Bank N.A. Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 21, 2015, filed January 21, 2015

21	Subsidiaries of Blonder Tongue Laboratories, Inc.	Filed herewith.

23.1	Consent of Marcum LLP.	Filed herewith.

31.1	Certification of Robert J. Pallé, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	Interactive data files.	Filed herewith.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Blonder Tongue Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum llp

Marcum LLP

New York, NY

March 31, 2015

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2014	2013
Assets
Current assets:
Cash	$232	$67
Accounts receivable, net of allowance for doubtful accounts of $176 and $196	2,425	3,241
Inventories	9,257	8,975
Prepaid and other current assets	651	458
Prepaid benefit costs	-	415
Total current assets	12,565	13,156
Inventories, net non-current	1,628	2,115
Property, plant and equipment, net of accumulated depreciation and amortization	3,923	3,710
License agreements, net	645	792
Intangible assets, net	1,962	2,216
Goodwill	493	493
Other assets, net	28	159
	$21,244	$22,641
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,269	$1,275
Current portion of long-term debt	286	270
Accounts payable	1,351	1,493
Accrued compensation	513	446
Accrued benefit pension liability	260	-
Income taxes payable	24	24
Other accrued expenses	101	149
Total current liabilities	3,804	3,657

Long-term debt	3,607	3,893
Deferred income taxes	95	63
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	26,435	26,190
Accumulated deficit	(4,096)	(3,194)
Accumulated other comprehensive loss	(1,354)	(668)
Treasury stock, at cost, 2,202 and 2,248 shares	(7,255)	(7,308)
Total stockholders’ equity	13,738	15,028
	$21,244	$22,641

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year ended December 31
	2014	2013

Net sales	$29,129	$27,870
Cost of goods sold	18,168	18,559
Gross profit	10,961	9,311
Operating expenses:
Selling expenses	3,404	3,372
General and administrative	4,770	5,111
Research and development	3,416	3,373
	11,590	11,856
Loss from operations	(629)	(2,545)

Other expense:
Interest expense	(242)	(277)
Loss before income taxes	(871)	(2,822)
Provision for income taxes	31	-
Net loss	$(902)	$(2,822)
Net loss per share, basic and diluted	$(0.14)	$(0.45)
Weighted average shares outstanding, basic and diluted	6,223	6,216
Net loss	$(902)	$(2,822)
Changes in accumulated unrealized pension losses, net of taxes	(686)	953
Comprehensive loss	$(1,588)	$(1,869)

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance at January 1, 2013	8,465	$8	$25,918	$(372)	$(1,621)	$(7,308)	$16,625
Net loss	-	-	-	(2,822)	-	-	(2,822)
Recognized pension loss, net of taxes	-	-	-	-	953	-	953
Stock-based Compensation	-	-	272	-	-	-	272
Balance at December 31, 2013	8,465	8	26,190	(3,194)	(668)	(7,308)	15,028
Net loss	-	-	-	(902)	-	-	(902)
Recognized pension loss, net of taxes	-	-	-	-	(686)	-	(686)
Stock option exercises	-	-	-	-	-	41	41
Common stock sale-Executive Purchase Plan	-	-	-	-	-	12	12
Stock-based Compensation	-	-	245	-	-	-	245
Balance at December 31, 2014	8,465	$8	$26,435	$(4,096)	$(1,354)	$(7,255)	$13,738

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(902)	$(2,822)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	460	453
Amortization	955	861
Stock-based compensation expense	245	272
Provision for inventory reserves	474	285
Provision for doubtful accounts	(20)	-
Non cash pension expense	(11)	(79)
Deferred income taxes	32	33
Changes in operating assets and liabilities:
Accounts receivable	836	220
Inventories	(269)	2,542
Prepaid and other current assets	(193)	265
Other assets	131	66
Accounts payable, accrued expenses and accrued compensation	(123)	(235)
Net cash provided by operating activities	1,615	1,861
Cash Flows From Investing Activities:
Capital expenditures	(673)	(154)
Acquisition of licenses	(554)	(847)
Net cash used in investing activities	(1,227)	(1,001)
Cash Flows From Financing Activities:
Net borrowings on line of credit	(6)	(969)
Repayments of debt	(270)	(277)
Proceeds from exercise of stock options	41	-
Proceeds from sale of common stock	12	-
Net cash used in financing activities	(223)	(1,246)
Net increase (decrease) in cash	165	(386)
Cash, beginning of year	67	453
Cash, end of year	$232	$67
Supplemental Cash Flow Information:
Cash paid for interest	$249	$264
Cash paid for income taxes	$-	$-

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

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2014 and 2013. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the creditworthiness of the financial institutions and evaluates its credit exposure.

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350 Intangibles - Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

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

The Company’s business includes one goodwill reporting unit. The Company annually reviews goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of the net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired. The Company performed its annual goodwill impairment test on December 31, 2014 using both the income approach and market approach with assumptions that our management believes are appropriate in the circumstances. Based upon the results, the Company determined that goodwill was not impaired as of December 31, 2014.

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

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2014 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$398	$967
Proprietary technology	349	102	247
Non-compete agreements	248	241	7
Amortized intangible assets	1,962	741	1,221
Non-Amortized Trade name	741	-	741
Total	$2,703	$741	$1,962

Amortization is computed utilizing the straight-line method over the estimated useful lives of 10 years for customer relationships, 10 years for proprietary technology, and 3 years for non-compete agreements. Trade name is not amortized as it has an indefinite life. Amortization expense for intangible assets was $254 for both the years ended December 31, 2014 and 2013. Intangible asset amortization is projected to be approximately $178, $171, $171, $171 and $171 in each of the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(g)	Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2014.

(h)	Derivative Financial Instruments

The Company utilizes interest rate swaps at times to manage interest rate exposures. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The Company did not hold an interest rate swap during the years ended December 31, 2014 or 2013. The Company does not hold or issue financial instruments for trading purposes.

(i)	Treasury Stock

Treasury Stock is recorded at cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

(j)	Significant Risks and Uncertainties

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include stock compensation and reserves related to accounts receivable, inventory and deferred tax assets. Actual results could differ from those estimates.

At December 31, 2014, approximately 28% of the Company’s employees were covered by a collective bargaining agreement, that was scheduled to expire in February 2015, but was extended on the same terms and conditions for an additional two years, until February 2017.

The Company’s analog video headend products accounted for approximately 27% and 21% of the Company’s revenues in the years ended December 31, 2014 and 2013, respectively. The Company’s digital video headend products accounted for approximately 49% and 46% of the Company’s revenues in the years ended December 31, 2014 and 2013, respectively. Any substantial decrease in sales of analog video headend products without a related increase in digital video headend products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

(k)	Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. Royalty expense was $(64) and $82 for the years ended December 31, 2014 and 2013, respectively. The Company amortizes license fees over the life of the relevant contract.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The components of intangible assets consisting of license agreements that are carried at cost less accumulated amortization are as follows:

	December 31,
	2014	2013

License agreements	$5,451	$4,897
Accumulated amortization	(4,806)	(4,105)
	$645	$792

Amortization of license fees is computed utilizing the straight-line method over the estimated useful life of 2 years. Amortization expense for license fees was $701 and $607 in the years ended December 31, 2014 and 2013, respectively. Amortization expense for license fees is projected to be approximately $457 and $188 in the years ended December 31, 2015 and 2016, respectively.

(l)	Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2014 and 2013 and cumulative translation gains and losses as of December 31, 2014 and 2013 were not material.

(m)	Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

(n)	Revenue Recognition

The Company records revenues when products are shipped and the amount of revenue is determinable and collection is reasonably assured. Customers do not have a right of return. The Company provides a three year warranty on most products. Warranty expense was de minimis in the two year period ended December 31, 2014.

(o)	Share Based Payments

The Company accounts for share based payments in accordance with ASC Topic 718 “Compensation – Stock Payments” (“ASC Topic 718”). The statement requires companies to expense the value of employee stock options and similar awards. Under ASC Topic 718, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under ASC Topic 718 was $245 and $272 for the years ended December 31, 2014 and 2013, respectively.

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 6.5 and 6.5 years; no dividend yield; volatility at 71% and 75%, and risk free interest rate of 1.58% and 1.32% for 2014 and 2013, respectively.

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

Earnings (loss) per share are calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 910 and 1,118 related to stock options for December 31, 2014 and 2013, respectively. These shares were excluded due to their antidilutive effect.

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

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2014 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2014 or 2013, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 2 – Inventories

Inventories, net of reserves, are summarized as follows:

	December 31,
	2014	2013
Raw materials	$5,151	$5,351
Work in process	3,045	2,815
Finished goods	5,487	5,394
	13,683	13,560
Less current inventory	(9,257)	(8,975)
	4,426	4,585
Less reserve for slow moving and obsolete inventory	(2,798)	(2,470)
	$1,628	$2,115

Note 3 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2014	2013
Land	$1,000	$1,000
Building	3,361	3,361
Machinery and equipment	10,327	10,078
Furniture and fixtures	432	412
Office equipment	2,261	2,232
Building improvements	1,414	1,039
	18,795	18,122
Less: Accumulated depreciation and amortization	(14,872)	(14,412)
	$3,923	$3,710

Depreciation expense amounted to approximately $460 and $453 during the years ended December 31, 2014 and 2013, respectively.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 4 – Debt

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.) through its Sovereign Business Capital division (“Santander”), pursuant to which the Company obtained an $8,000 credit facility from Santander (the “Santander Financing”). The Company and Santander entered into a series of amendments to the foregoing Revolving Credit, Term Loan and Security Agreement (as so amended, the “Santander Agreement”), including the Seventh Amendment referenced below, which, among other things, adjusted the Santander Financing to $8,783 consisting of (i) a $5,000 asset-based revolving credit facility (“Revolver”) and (ii) a $3,783 term loan facility (“Term Loan”), each expiring on February 1, 2016. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Santander Agreement. The obligations of the Company under the Santander Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.50% or the LIBOR rate plus 4.25%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.75% or the LIBOR rate plus 4.50%. Prime was 3.25% at December 31, 2014. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.17%, 0.26% and 0.36%, respectively, at December 31, 2014. The interest rates above are effective on January 21, 2015, pursuant to the terms of the Seventh Amendment described below.

On January 21, 2015, the Company entered into the Seventh Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Seventh Amendment”) to amend the Santander Financing. The Seventh Amendment (i) extended by one year the Termination Date of the Santander Agreement from February 1, 2015 to February 1, 2016; (ii) continued the installment payments of principal under the Term Loan at the same monthly payment of $18 per month for the additional year until the final payment of unpaid principal and interest is due on February 1, 2016; (iii) increased the interest rates applicable to the Revolver and the Term Loan by one quarter of one percent (0.25%); and (iv) reset and modified the Minimum EBITDA covenant to address the term being extended by one year. The Seventh Amendment also contains other customary representations, covenants, terms and conditions. The Company paid a $15 amendment fee to Santander in connection with the Amendment.

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

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $1,269 at December 31, 2014. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,783 at December 31, 2014.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities, as evidenced by the Seventh Amendment.

Long-term debt consists of the following:

	December 31,
	2014	2013
Term loan	$3,783	$3,983
Capital leases (Note 6)	110	180
	3,893	4,163
Less: Current portion	(286)	(270)
	$3,607	$3,893

Annual maturities of long term debt at December 31, 2014 are $286 in 2015, $3,600 in 2016 and $7 in 2017.

Note 5 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, office and automotive equipment under non-cancellable operating leases and equipment under capital leases expiring at various dates through October, 2021.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Future minimum rental payments, required for all non-cancellable leases are as follows:

	Capital	Operating
2015	$72	$94
2016	36	63
2017	7	52
2018	-	48
2019	-	49
Thereafter	-	93
Total future minimum lease payments	115	$399
Less: amounts representing interest	(5)
Present value of minimum lease payments	$110

Property, plant and equipment included capitalized leases of $307 at December 31, 2014 and 2013, less accumulated amortization of $225 and $225 at December 31, 2014 and 2013, respectively.

Rent expense was $91 and $175 for the years ended December 31, 2014 and 2013, respectively.

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

K Tech appealed the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. On April 16, 2014, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s ruling.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 6 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $218 and $217, for the years ended December 31, 2014 and 2013, respectively.

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

The following table sets forth the change in projected benefit obligation, change in plan assets and funded status of the defined benefit pension plan:

	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,007	$3,307
Service cost	0	0
Interest cost	145	129
Plan participants’ contributions	0	0
Amendments	0	0
Actuarial loss (gain)	723	(321)
Business combinations	0	0
Divestitures	0	0
Curtailments	0	0
Settlements	(175)	0
Special termination benefits	0	0
Benefits paid	(19)	(108)
Currency translation adjustment	0	0
Benefit obligation at end of year	$3,681	$3,007

Change in Plan Assets
Fair value of plan assets at beginning of year	$3,422	$2,690
Actual return on plan assets	193	640
Employer contribution	0	200
Business combinations	0	0
Divestitures	0	0
Settlements	(175)	0
Plan participants’ contributions	0	0
Benefits paid	(19)	(108)
Administrative Expenses Paid	0	0
Currency Translation Adjustment	0	0
Fair value of plan assets at end of year	$3,421	$3,422

Funded status	$(260)	$415

Amounts Recognized in the Statement of Financial Position consists of:
Noncurrent assets	$0	$415
Current liabilities	$0	$0
Noncurrent liabilities	$(260)	$0
Net amount recognized	$(260)	$415

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

	2014	2013

Change in Accumulated Other Comprehensive Income (Loss)	-	-

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net actuarial loss (gain)	$1,354	$668
Prior service cost (credit)	-	-
Unrecognized net initial obligation (asset)	-	-
Total (before tax effects)	$1,354	$668

Accumulated benefit Obligation End of Year	$3,681	$3,007

	2014	2013
Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit of obligation	$3,681	N/A
Accumulated benefit obligation	$3,681	N/A
Fair value of plan assets	$3,421	N/A

Weighted-Average Assumptions Used to Determine Benefit Obligation in Excess of Plan Assets:
Discount Rate	3.95%	4.90%
Salary Scale	N/A	N/A

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (Loss)
Net periodic cost
Service cost	$0	$0
Interest cost	145	129
Expected return on plan assets	(233)	(191)
Recognized prior service cost (credit)	0	0
Recognized actuarial (gain) loss	12	183
Recognized net initial obligation (asset)	0	0
Recognized actuarial (gain) loss due to curtailments	0	0
Recognized actuarial (gain) loss due to settlements	65	0
Recognized actuarial (gain) loss due to special termination benefits	0	0
Net periodic benefit cost	$(11)	$121
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net actuarial loss (gain)	$763	$(770)
Recognized actuarial loss (gain)	(77)	(183)
Prior service cost (credit)	0	0
Recognized prior service cost (credit)	0	0
Total net obligation	0	0
Total recognized in other comprehensive income (before tax effects)	$686	$(953)

Total recognized in net periodic benefit cost and other comprehensive income (loss) (before tax effects)	$675	$(832)

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

	2014	2013
Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain)/loss recognition	$29	$47
Prior service cost recognition	$0	$0
Net initial obligations/(asset) recognition	$0	$0

Weighted-Average Assumptions Used to Determine Net Periodic Cost for Fiscal Periods Ending as of December 31
Discount rate	4.90%	4.00%
Expected asset return	7.00%	7.00%
Salary Scale	N/A	N/A
Plan Assets

Asset Category	Expected Long- Term Return	Target Allocation	2014	2013
Equity securities	8.50%	55%	87%	82%
Debt securities	5.50%	45%	13%	18%
Total	7.00%	100%	100%	100%

Estimated Future Benefit Payments
Expected company contributions in the following fiscal year	$-
Expected Benefit Payments:
In the first year following the disclosure date	$116
In the second year following the disclosure date	$116
In the third year following the disclosure date	$85
In the fourth year following the disclosure date	$144
In the fifth year following the disclosure date	$165
In the sixth year following the disclosure date	$825

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

Note 7 - Related Party Transactions

As of December 31, 2014 and 2013, the Chief Executive Officer (who resigned on March 26, 2015) was indebted to the Company in the amount of zero and $117, respectively, for which no interest has been charged. This indebtedness arose from a series of cash advances, the latest of which was advanced in February 2002 and is included in other assets at December 31, 2013 and 2012. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Under the confirmed plan of reorganization, the Chief Executive Officer was obligated to pay a pro-rata share, with all other unsecured pre-petition obligations, of the excess, if any, of his disposable income after the payment of all administrative claims and other expenses. However, because the Chief Executive Officer did not have any excess disposable income, no distributions pursuant to the plan of reorganization were made to the Company or other similarly situated unsecured creditors. The Chief Executive Officer completed his plan of reorganization, and he received his discharge in bankruptcy in October 2014, relieving him from any further obligation to the Company or other unsecured creditors with regard to his pre-petition obligations. As a result of this discharge, the Company wrote off this indebtedness in the quarter ended December 31, 2014. From May 2010 through December 31, 2014, the Chief Executive Officer made elective payments to the Company, aggregating $30, against the indebtedness.

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

Credit risk with respect to trade accounts receivable was concentrated with two and three of the Company’s customers in 2014 and 2013, respectively. These customers accounted for approximately 49% and 55% of the Company’s outstanding trade accounts receivable at December 31, 2014 and 2013, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

The Company’s largest customer accounted for approximately 16% and 22% of the Company’s sales in each of the years ended December 31, 2014 and 2013, respectively. This customer accounted for approximately 26% and 16% of the Company’s outstanding trade accounts receivable at December 31, 2014 and 2013, respectively. A second customer accounted for approximately 16% of the Company’s sales in the year ended December 31, 2014. A third customer accounted for approximately 12% of the Company’s sales in the year ended December 31, 2014. A fourth customer accounted for approximately 12% of the Company’s sales in the year ended December 31, 2013. This customer accounted for approximately 15% of the Company’s outstanding trade accounts receivable at December 31, 2013. A fifth customer accounted for approximately 23% of the Company’s trade accounts receivable at December 31, 2014. A sixth customer accounted for approximately 23% of the Company’s trade accounts receivable at December 31, 2013. The Company had sales outside the United States of approximately 4% and 5% in each of years ended December 31, 2014 and 2013, respectively.

Note 9 – Stock Repurchase Program

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”). The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2014, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. During 2014 and 2013, the Company did not purchase any of its Common Stock under the 2002 Program or 2007 Program.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 10 – Executive Stock Purchase Plan

On June 16, 2014, the Company’s Board of Directors adopted the Executive Stock Purchase Plan (the “Plan”). The Plan allows executive officers of the Company to elect to purchase common stock of the Company in lieu of receiving a portion of their salary. The maximum number of shares of common stock that can be purchased by all participants, in the aggregate, pursuant to the Plan is 250 shares. The shares will be purchased directly from the Company at the fair market value of the Company’s common stock on the date of purchase (based on selling prices reported on NYSE MKT), which is the payroll date when the salary is withheld. As of December 31, 2014, approximately 13 shares were purchased under the Plan.

Note 11 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2014 and 2013, there were no outstanding preferred shares.

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

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

In May 2005, the stockholders of the Company approved the 2005 Employee Equity Incentive Plan (the “Employee Plan”), which initially authorized the Compensation Committee of the Board of Directors (the “Committee”) to grant a maximum of 500 shares of equity based and other performance based awards to executive officers and other key employees of the Company. In May 2007, the stockholders of the Company approved an amendment to the Employee Plan to increase the maximum number of equity based and other performance awards to 1,100. In May 2010, the stockholders of the Company approved an amendment to the Employee Plan to increase the maximum number of equity based and other performance awards to 1,600. In May 2014, the stockholders of the Company approved the amendment and restatement of the Employee Plan to extend the term of the Employee Plan to February 7, 2024 and increase the maximum number of equity based and other performance awards to 2,600. The Committee determines the recipients and the terms of the awards granted under the Employee Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.

In May 2005, the stockholders of the Company approved the 2005 Director Equity Incentive Plan (the “Director Plan”). The Director Plan authorizes the Board of Directors (the “Board”) to grant a maximum of 200 shares of equity based and other performance based awards to non-employee directors of the Company. In May 2010, the stockholders of the Company approved an amendment to the Director Plan to increase the maximum number of equity based and other performance awards to 400. In May 2014, the stockholders of the Company approved the amendment and restatement of the Director Plan to extend the term of the Director Plan to February 7, 2024 and increase the maximum number of equity based and other performance awards to 600. The Board determines the recipients and the terms of the awards granted under the Director Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.

The following tables summarize information about stock options outstanding for the years ended December 31, 2014 and 2013:

	1995 Plan (#)	Weighted- Average Exercise Price ($)	1996 Plan (#)	Weighted- Average Exercise Price ($)	2005 Employee Plan (#)	Weighted- Average Exercise Price ($)	2005 Director Plan (#)	Weighted- Average Exercise Price ($)
Shares under option:
Options outstanding at January 1, 2013	61	3.84	30	3.00	1,225	1.67	249	1.40
Granted	-	-	-	-	300	1.00	50	1.00
Exercised	-	-	-	-	(1)	0.76	-	-
Forfeited	-	-	(10)	2.05	(42)	0.99	-	-
Options outstanding at December 31, 2013	61	3.84	20	3.48	1,482	1.56	299	1.34
Granted	-	-	-	-	325	0.94	50	0.88
Exercised	-	-	-	-	(34)	1.20	-	-
Forfeited	(15)	-	(10)	3.10	(83)	1.62	-	-
Options outstanding at December 31, 2014	46	3.84	10	3.85	1,690	1.44	349	1.27
Options exercisable at December 31, 2014	46	3.84	10	3.85	1,084	1.70	299	1.34
Weighted-average fair value of options granted during:
2014	-		-		$0.61		$0.56
2013	-		-		$0.72		$0.72

Total options available for grant were 1,161 and 219 at December 31, 2014 and December 31, 2013, respectively.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

	Options Outstanding			Options Exercisable

Range of Exercise Prices ($)	Number of Options Outstanding at 12/31/14	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price ($)	Number Exercisable at 12/31/14	Weighted- Average Exercise Price ($)

1995 Plan: 3.84	46	0.2	3.84	46	3.84

1996 Plan: 3.85	10	0.1	3.85	10	3.85

2005 Employee Plan: 0.76 to 3.84	1,690	5.9	1.44	1,084	1.70

2005 Director Plan: 0.76 to 1.98	349	6.0	1.27	299	1.34

The exercisable options under each of the Plans at December 31, 2014 had an intrinsic value of $1,460.

In August 2012, the Company issued a warrant to purchase 100 shares of common stock of the Company to Adaptive Micro-Ware, Inc., an Indiana corporation (“AMW”). The warrant was granted as partial consideration in connection with a commercial licensing and manufacturing agreement between the Company and AMW. The warrant is exercisable at $1.09 per share, and the warrant vested one-third (1/3) on May 23, 2013, one-third (1/3) on May 23, 2014 and vests another one-third (1/3) on May 23, 2015. The fair value of the warrant was not deemed to be material.

Note 13 - Income Taxes

The following summarizes the provision (benefit) for income taxes:

	2014	2013
Current:
Federal	-	(9)
State and local	-	$87
	$-	$78
Deferred:
Federal	(62)	(936)
State and local	216	(368)
	154	(1,304)
Valuation allowance	(123)	1,226
Provision (benefit) for income taxes	$31	$-

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

	2014	2013
Provision (benefit) for Federal income taxes at the statutory rate	$(296)	$(959)
State and local income taxes, net of Federal benefit	(28)	(153)
Permanent differences:
Stock compensation	83	92
Other	23	24
Net operating loss true up	209	-
Change in valuation allowance	(123)	1,226
Other	163	(230)
Provision (benefit) for income taxes	$31	$-

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$71	$79
Inventories	1,609	1,478
Intangible	144	97
Net operating loss carry forward	7,477	7,645
Other	2	85
Total deferred tax assets	9,303	9,384
Deferred tax liabilities:
Depreciation	(94)	(58)
Intangible	(6)	-
Indefinite life intangibles	(95)	(63)
Total deferred tax liabilities	(195)	(121)
	9,108	9,263
Valuation allowance	(9,203)	(9,326)
Net	$(95)	$(63)

For the years ended December 31, 2014, the Company had approximately $19,862 and $12,191 of federal and state net operating loss carryovers ("NOL"), respectively, which begin to expire in 2024.

The change in the valuation allowance for the years ended December 31, 2014 and December 31, 2013 was $(123) and $1,226, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The deferred tax liability related to indefinite life intangible assets cannot be used in this determination. Therefore, the deferred tax liability related to indefinite life intangibles acquired in 2012 cannot be considered when determining the ultimate realization of deferred tax assets. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence. The significant negative evidence includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2014, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

The Company had no change in its liability for uncertain tax position during 2014 and no liabilities for uncertain tax positions as of December 31, 2014. ASC 740 discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties incurred in connection with income taxes as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2014 and 2013.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: March 31, 2015	By:	/s/ Robert J. Pallé, Jr.
Robert J. Pallé, Jr.
President

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Pallé, Jr.	Director, President, Chief Operating	March 31, 2015
Robert J. Pallé, Jr.	Officer and Secretary (Principal Executive Officer)

/s/ Eric Skolnik	Senior Vice President and Chief	March 31, 2015
Eric Skolnik	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony Bruno	Director	March 31, 2015
Anthony Bruno

/s/ James F. Williams	Director	March 31, 2015
James F. Williams

/s/ Charles E. Dietz	Director	March 31, 2015
Charles E. Dietz

/s/ Gary P. Scharmett	Director	March 31, 2015
Gary P. Scharmett

/s/ Steven L. Shea	Director	March 31, 2015
Steven L. Shea

/s/ JAMES H. Williams	Director	March 31, 2015
James H. Williams

