Form 10-Q
period 2015-03-31
BLONDER TONGUE LABORATORIES INC
filed 2015-05-15
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, par value $.001, outstanding as of May 6, 2015: 6,262,736

The Exhibit Index appears on page 17.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash	$94	$232
Accounts receivable, net of allowance for doubtful accounts of $176	2,356	2,425
Inventories	9,310	9,257
Prepaid and other current assets	929	651
Total current assets	12,689	12,565
Inventories, net non-current	1,995	1,628
Property, plant and equipment, net of accumulated depreciation and amortization	3,934	3,923
License agreements, net	479	645
Intangible assets, net	1,912	1,962
Goodwill	493	493
Other assets	58	28
	$21,560	$21,244
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,695	$1,269
Current portion of long-term debt	3,799	286
Accounts payable	2,370	1,351
Accrued compensation	751	513
Accrued benefit liability	260	260
Income taxes payable	24	24
Other accrued expenses	161	101
Total current liabilities	9,060	3,804

Long-term debt	25	3,607
Deferred income taxes	95	95
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	26,492	26,435
Accumulated deficit	(5,511)	(4,096)
Accumulated other comprehensive loss	(1,354)	(1,354)
Treasury stock, at cost, 2,202 shares	(7,255)	(7,255)
Total stockholders’ equity	12,380	13,738
	$21,560	$21,244

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Net sales	$4,742	$5,578
Cost of goods sold	3,362	3,821
Gross profit	1,380	1,757
Operating expenses:
Selling	843	812
General and administrative	1,056	1,218
Research and development	804	840
	2,703	2,870
Loss from operations	(1,323)	(1,113)
Other expense - interest expense (net)	(92)	(48)
Loss before income taxes	(1,415)	(1,161)
Provision (benefit) for income taxes	-	-
Net loss	$(1,415)	$(1,161)
Basic and diluted net loss per share	$(0.23)	$(0.19)
Basic and diluted weighted average shares outstanding	6,263	6,216

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Month Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(1,415)	$(1,161)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock compensation expense	57	66
Depreciation	121	110
Amortization	217	261
Provision for inventory reserves	31	83
Recovery of bad debt	-	(46)
Changes in operating assets and liabilities:
Accounts receivable	69	872
Inventories	(451)	300
Prepaid and other current assets	(278)	(168)
Other assets	(30)	9
Accounts payable, accrued compensation and other accrued expenses	1,317	59
Net cash provided by (used in) operating activities	(362)	385
Cash Flows From Investing Activities:
Capital expenditures	(132)	(29)
Acquisition of licenses	(1)	(215)
Net cash (used in) investing activities	(133)	(244)
Cash Flows From Financing Activities:
Net borrowings (repayment) of line of credit	426	(25)
Repayments of debt	(69)	(70)
Net cash provided by (used in) financing activities	357	(95)
Net (decrease) increase in cash	(138)	46
Cash, beginning of period	232	67
Cash, end of period	$94	$113
Supplemental Cash Flow Information:
Cash paid for interest	$66	$56
Cash paid for income taxes	$-	$-

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

The results for the first quarter of 2015 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the consolidated balance sheet at March 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2014.

Note 2 - Liquidity

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing (as defined in Note 6 below). As of March 31, 2015, the Company had approximately $1,695 outstanding under the Revolver (as defined in Note 6 below) and $1,121 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity, along with the expected refinancing of the Company’s Revolver and Term Loan (both of which expire on February 1, 2016), will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months. As of April 30, 2015, taking into account the Temporary Overadvance Facility (as defined in Note 6 below), the Company had approximately $3,037 outstanding under the Revolver (as defined in Note 6 below) and $340 of additional availability for borrowing under the Revolver, with $254 of cash on hand. While the Company anticipates refinancing all or part of its existing indebtedness prior to February 1, 2016, there can be no assurances that a refinancing will be available on acceptable terms or at all. As a result of lower than expected net sales in the first quarter of 2015 and the reduction, pursuant to the Sixth Amendment (as defined in Note 6 below), in the advance rate applicable to Eligible Inventory from 50% to 25%, the Company experienced a material decrease in its liquidity in the first quarter of 2015. While the Company anticipates that its net sales will return to historical norms during the third quarter of 2015, in the interim, the Company obtained an accommodation from Santander, whereby effective as of March 30, 2015, Santander agreed to provide the Company with $500 of additional availability beyond its borrowing base under the Revolver during the period from April 1, 2015 through April 24, 2015, all of which was drawn on or prior to April 24, 2015. In other efforts to alleviate the existing liquidity pressures and reposition the Company to become profitable at a lower level of net sales, the Company implemented a two-phase cost-reduction program which is expected to reduce annualized expenses by approximately $2,100, including a temporary reduction in certain executive salaries, a decrease in workforce and a decrease in engineering consulting expenses. Prior to April 24, 2015, the Company provided Santander with updated financial information for 2015, which takes into account the full implementation of its cost reduction program. Santander has evaluated such updated financial information and as a result, agreed to enter into the Eighth Amendment described in Note 6 below. The Eighth Amendment is silent with respect to the status of the Temporary Overadvance Facility; however, Santander has advised the Company that the accommodation in the Eighth Amendment by which the advance rate on Eligible Inventory (as defined in the Santander Agreement) was increased from 25% to 35%, is in lieu of both the Temporary Overadvance Facility and any additional accommodations contemplated thereby, as more fully discussed in Note 6 below. Since March 30, 2015, the Company’s liquidity position has improved and it believes that the foregoing credit accommodations, coupled with the enhanced liquidity that should be derived from the implementation of the cost reduction program will be sufficient to alleviate the Company’s short term liquidity pressures. The Company also believes that when the accommodations being provided by Santander pursuant to the Eighth Amendment are terminated, the additional liquidity derived from implementation of the cost reduction program should be sufficient for the Company’s ongoing operations. While there can be no assurance that the foregoing requested accommodations and expense reduction programs will be achieved, the Company believes that it will nevertheless be able to fund its operating activities, anticipated capital expenditures (which will be curtailed during this interim period), and debt repayment obligations for the next twelve months.

The Company’s primary long-term obligations are for payment of interest and principal on its Revolver and Term Loan, both of which expire on February 1, 2016. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity.

Note 3- Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 841 and 1,756 related to stock options for the three month periods ended March 31, 2015 and 2014, respectively. These shares were excluded due to their antidilutive effect.

Note 4 – New Accounting Pronouncements

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of March 31, 2015 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2015 or 2014, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Note 5 – Inventories

Inventories net of reserves are summarized as follows:

	March 31, 2015	December 31, 2014
Raw Materials	$5,341	$5,151
Work in process	2,675	3,045
Finished Goods	6,109	5,487
	14,125	13,683
Less current inventory	(9,310)	(9,257)
	4,815	4,426
Less reserve for slow moving and obsolete inventory	(2,820)	(2,798)
	$1,995	$1,628

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

Approximately 69% and 66% of the non-current inventories were comprised of finished goods at both March 31, 2015 and December 31, 2014, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.50% or the LIBOR rate plus 4.25%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.75% or the LIBOR rate plus 4.50%. Prime was 3.25% at March 31, 2015. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.17%, 0.25% and 0.36%, respectively, at March 31, 2015. The per annum interest rates above became effective on January 21, 2015, pursuant to the terms of the Seventh Amendment described below.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

On May 14, 2015, the Company entered into the Eighth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Eighth Amendment”) to amend the Santander Financing. The Eighth Amendment (i) waived the Company’s failure of compliance with the Minimum EBITDA covenant for the three-month period ended March 31, 2015, effective as of March 31, 2015, and (ii) increased the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until September 30, 2015, after which it will revert back to 25%. The Eighth Amendment also contains other customary representations, covenants, terms and conditions. In connection with the Eighth Amendment, the Company paid Santander an amendment fee of $15. The Eighth Amendment is silent with respect to the status of the Temporary Overadvance Facility; however, Santander has advised the Company that the accommodation in the Eighth Amendment by which the advance rate on Eligible Inventory was increased from 25% to 35%, is in lieu of both the Temporary Overadvance Facility and any additional accommodations contemplated thereby, as more fully discussed in the next following paragraph.

On March 30, 2015, Santander agreed to provide the Company with $500 of additional availability beyond its borrowing base under the Revolver (the “Temporary Overadvance Facility”) during the period April 1, 2015 through April 24, 2015, for which the Company paid Santander an accommodation fee of $2.5. Santander agreed to consider a further accommodation of up to an additional $500 for a more extended period of time based on updated financial information that was to be provided to them prior to April 24, 2015. Under the agreement, If Santander determined that it would not provide the Company with a further accommodation, the Company would be required to eliminate the outstanding balance under the Temporary Overadvance Facility on or before September 30, 2015.

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

On March 28, 2014, the Company entered into a Sixth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Sixth Amendment”) to amend the Santander Financing. The Sixth Amendment (i) reduced the maximum amount available for borrowing under the Revolver from $6,000 to $5,000, (ii) increased the interest rates applicable to the Revolver and the Term Loan by three quarters of one percent, (iii) modified the Company’s fixed charge coverage ratio covenant to eliminate the testing thereof with respect to the trailing 12-month period ended as of December 31, 2013, (iv) eliminated the fixed charge coverage ratio covenant with respect to all periods after December 31, 2013, (v) modified the minimum EBITDA covenant to (a) eliminate the testing thereof with respect to the fiscal year ended December 31, 2013, (b) change the manner of calculation thereof, and (c) imposed a quarterly building minimum EBITDA covenant test, commencing with the fiscal quarter ended on March 31, 2014, and thereafter for the two fiscal quarters ended June 30, 2014, the three fiscal quarters ended September 30, 2014, the four fiscal quarters ended December 31, 2014 and thereafter quarterly on a trailing four fiscal quarter basis, (vi) reduced the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 50% to 35%, with a further reduction in such advance rate to 25% effective on or about June 27, 2014 and (vii) reduced the sublimit on advances against such Eligible Inventory from $3,000 to $2,000. In connection with the Sixth Amendment, the Company paid Santander an amendment fee of $45.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $1,695 at March 31, 2015. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,730 at March 31, 2015.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 7 – Legal Proceedings

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

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our ability to extend or refinance our debt obligations, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Despite this long-term trend, sales of digital video headend products were $2,109,000 and $2,404,000 in the first three months of 2015 and 2014, respectively. Likewise, sales of analog video headend products were $1,040,000 and $1,671,000 in the first three months of 2015 and 2014, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

Results of Operations

First three months of 2015 Compared with first three months of 2014

Net Sales. Net sales decreased $836,000, or 15%, to $4,742,000 in the first three months of 2015 from $5,578,000 in the first three months of 2014. The decrease is primarily attributed to a decrease in sales of digital video headend products and analog video headend products. Sales of digital video headend products were $2,109,000 and $2,404,000, and analog video headend products were $1,040,000 and $1,671,000 in the first three months of 2015 and 2014, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $3,362,000 for the first three months of 2015 from $3,821,000 for the first three months of 2014, but increased as a percentage of sales to 70.9% from 68.5%. The decrease was primarily due to a decrease in overall sales. The increase as a percentage of sales was primarily attributed to an overall reduction in manufacturing overhead, as well as a less favorable product mix. The Company expects cost of goods sold as a percentage of sales to decrease in the remaining quarters of 2015 as overall product mix is anticipated to improve.

Selling Expenses. Selling expenses increased to $843,000 for the first three months of 2015 from $812,000 in the first three months of 2014, and increased as percentage of sales to 17.8% for the first three months of 2015 from 14.6% for the first three months of 2014. The $31,000 increase was primarily the result of an increase in salary expense (including fringe benefits) of $109,000 due to an increase in headcount, offset by a reduction of $56,000 due to the closing of our Canadian facility. The percentage increase was primarily the result of lower sales.

General and Administrative Expenses. General and administrative expenses decreased to $1,056,000 for the first three months of 2015 from $1,218,000 for the first three months of 2014, but increased as a percentage of sales to 22.3% for the first three months of 2015 from 21.8% for the first three months of 2014. The $162,000 decrease was primarily the result of decreased travel and entertainment expense of $132,000 due to decreased business travel. The percentage increase was primarily the result of lower sales.

Research and Development Expenses. Research and development expenses decreased to $804,000 in the first three months of 2015 from $840,000 in the first three months of 2014, but increased as a percentage of sales to 17.0% for the first three months of 2015 from 15.1% for the first three months of 2014. This $36,000 decrease is primarily the result of a decrease in amortization expense of $30,000 relating to license fees. The percentage increase was primarily the result of lower sales.

Operating Income (Loss). Operating loss of $(1,323,000) for the first three months of 2015 represents an increase from the operating loss of $(1,113,000) for the first three months of 2014. Operating loss as a percentage of sales was (27.9%) in the first three months of 2015 compared to (20.0%) in the first three months of 2014.

Other Expense. Interest expense increased to $71,000 in the first three months of 2015 from $58,000 in the first three months of 2014. The increase is the result of higher average borrowings and higher interest rates.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, the Company’s working capital was $3,629,000 and $8,761,000, respectively. The decrease in working capital is primarily due to the reclassification of the Santander Term Loan of $3,730,000 from long term to short term and an increase in accounts payable of $1,019,000 and an increase of borrowings on the Revolver of $426,000.

The Company’s net cash used in operating activities for the three month period ended March 31, 2015 was $362,000, primarily due to a net loss of $1,415,000, offset by an increase in accounts payable and accrued expenses of $1,317,000.

Cash used in investing activities for the three month period ended March 31, 2015 was $133,000, of which $1,000 was attributable to additional license fees and $132,000 was attributable to capital expenditures.

Cash provided by financing activities was $357,000 for the first three months of 2015, which was comprised of net barrowings on the Revolver of $426,000 offset by repayment of debt of $69,000.

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

Under the Santander Agreement, the Revolver currently bears per annum interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.50% or the LIBOR rate plus 4.25%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.75% or the LIBOR rate plus 4.50%. Prime was 3.25% at March 31, 2015. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.17%, 0.25% and 0.36%, respectively, at March 31, 2015. The per annum interest rates above became effective on January 21, 2015, pursuant to the terms of the Seventh Amendment described below.

On May 14, 2015, the Company entered into the Eighth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Eighth Amendment”) to amend the Santander Financing. The Eighth Amendment (i) waived the Company’s failure of compliance with the Minimum EBITDA covenant for the three-month period ended March 31, 2015, effective as of March 31, 2015, and (ii) increased the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until September 30, 2015, after which it will revert back to 25%. The Eighth Amendment also contains other customary representations, covenants, terms and conditions. In connection with the Eighth Amendment, the Company paid Santander an amendment fee of $15,000. The Eighth Amendment is silent with respect to the status of the Temporary Overadvance Facility (as defined below); however, Santander has advised the Company that the accommodation in the Eighth Amendment by which the advance rate on Eligible Inventory was increased from 25% to 35%, is in lieu of both the Temporary Overadvance Facility and any additional accommodations contemplated thereby, as more fully discussed in the next following paragraph.

On March 30, 2015, Santander agreed to provide the Company with $500,000 of additional availability beyond its borrowing base under the Revolver (the “Temporary Overadvance Facility”) during the period April 1, 2015 through April 24, 2015, for which the Company paid Santander an accommodation fee of $2,500. Santander agreed to consider a further accommodation of up to an additional $500,000 for a more extended period of time based on updated financial information that was to be provided to them prior to April 24, 2015. Under the agreement, if Santander determined that it would not provide the Company with a further accommodation, the Company would be required to eliminate the outstanding balance under the Temporary Overadvance Facility on or before September 30, 2015.

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

On March 28, 2014, the Company entered into a Sixth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Sixth Amendment”) to amend the Santander Financing. The Sixth Amendment (i) reduced the maximum amount available for borrowing under the Revolver from $6,000,000 to $5,000,000, (ii) increased the interest rates applicable to the Revolver and the Term Loan by three quarters of one percent, (iii) modified the Company’s fixed charge coverage ratio covenant to eliminate the testing thereof with respect to the trailing 12-month period ended as of December 31, 2013, (iv) eliminated the fixed charge coverage ratio covenant with respect to all periods after December 31, 2013, (v) modified the minimum EBITDA covenant to (a) eliminate the testing thereof with respect to the fiscal year ended December 31, 2013, (b) change the manner of calculation thereof, and (c) imposed a quarterly building minimum EBITDA covenant test, commencing with the fiscal quarter ended on March 31, 2014, and thereafter for the two fiscal quarters ended June 30, 2014, the three fiscal quarters ended September 30, 2014, the four fiscal quarters ended December 31, 2014 and thereafter quarterly on a trailing four fiscal quarter basis, (vi) reduced the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 50% to 35%, with a further reduction in such advance rate to 25% effective on or about June 27, 2014 and (vii) reduced the sublimit on advances against such Eligible Inventory from $3,000,000 to $2,000,000. In connection with the Sixth Amendment, the Company paid Santander an amendment fee of $45,000.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $1,695,000 at March 31, 2015. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,730,000 at March 31, 2015.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing. As of March 31, 2015, the Company had approximately $1,695,000 outstanding under the Revolver and $1,121,000 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity, along with the expected refinancing of the Company’s Revolver and Term Loan (both of which expire on February 1, 2016), will be sufficient to fund its operating activities, anticipated capital expenditures and debt repayment obligations for the next twelve months. As of April 30, 2015, taking into account the Temporary Overadvance Facility, the Company had approximately $3,037,000 outstanding under the Revolver and $340,000 of additional availability for borrowing under the Revolver, with $254,000 of cash on hand. While the Company anticipates refinancing all or part of its existing indebtedness prior to February 1, 2016, there can be no assurances that a refinancing will be available on acceptable terms or at all. As a result of lower than expected net sales in the first quarter of 2015 and the reduction, pursuant to the Sixth Amendment, in the advance rate applicable to Eligible Inventory from 50% to 25%, the Company experienced a material decrease in its liquidity in the first quarter of 2015. While the Company anticipates that its net sales will return to historical norms during the third quarter of 2015, in the interim, the Company obtained an accommodation from Santander, whereby effective as of March 30, 2015, Santander agreed to provide the Company with $500,000 of additional availability beyond its borrowing base under the Revolver during the period from April 1, 2015 through April 24, 2015, all of which was drawn on or prior to April 24, 2015. In other efforts to alleviate the existing liquidity pressures and reposition the Company to become profitable at a lower level of net sales, the Company implemented a two-phase cost-reduction program which is expected to reduce annualized expenses by approximately $2,100,000, including a temporary reduction in certain executive salaries, a decrease in workforce and a decrease in engineering consulting expenses. Prior to April 24, 2015, the Company provided Santander with updated financial information for 2015, which takes into account the full implementation of its cost reduction program. Santander evaluated such updated financial information and as a result, agreed to enter into the Eighth Amendment described above. The Eighth Amendment is silent with respect to the status of the Temporary Overadvance Facility; however, Santander has advised the Company that the accommodation in the Eighth Amendment by which the advance rate on Eligible Inventory was increased from 25% to 35%, is in lieu of both the Temporary Overadvance Facility and any additional accommodations contemplated thereby, as more fully discussed above. Since March 30, 2015, the Company’s liquidity position has improved and it believes that the foregoing credit accommodations, coupled with the enhanced liquidity that should be derived from the implementation of the cost reduction program will be sufficient to alleviate the Company’s short term liquidity pressures. The Company also believes that when the accommodations being provided by Santander pursuant to the Eighth Amendment are terminated, the additional liquidity derived from implementation of the cost reduction program should be sufficient for the Company’s ongoing operations. While there can be no assurance that the foregoing requested accommodations and expense reduction programs will be achieved, the Company believes that it will nevertheless be able to fund its operating activities, anticipated capital expenditures (which will be curtailed during this interim period), and debt repayment obligations for the next twelve months.

The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2016, there can be no assurances that a refinancing will be available on acceptable terms or at all.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s long-term debt. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates refinancing its long-term debt obligations at maturity as described above. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $132,000 and $673,000 in the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2015.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 5. OTHER INFORMATION

On May 14, 2015, the Company entered into the Eighth Amendment to Revolving Credit, Term Loan and Security Agreement, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC. Further details surrounding this agreement are described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” which description is incorporated into this Item 5 by reference.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 17 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: May 15, 2015	By:	/s/ Robert J. Pallé, Jr.
Robert J. Pallé, Jr.
President and Chief Operating Officer
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A originally filed May 9, 2008.

10.1	Seventh Amendment to Revolving Credit, Term Loan and Security Agreement, dated January 21, 2015, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 21, 2015, filed January 21, 2015.

10.2	Director Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated March 19, 2015, filed March 23, 2015.

10.3	Letter Agreement with James A. Luksch dated March 24, 2015.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated March 24, 2015, filed March 26, 2015.

10.4	Agreement with Blonder Tongue Laboratories, Inc. and Santander Bank N.A. dated March 30, 2015.	Filed herewith.

10.5	Eighth Amendment to Revolving Credit, Term Loan and Security Agreement, dated May 14, 2015, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Filed herewith.

31.1	Certification of Robert J. Pallé, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.

101.1	Interactive data files.	Filed herewith.

- 14 -