Form 10-Q
period 2015-06-30
BLONDER TONGUE LABORATORIES INC
filed 2015-08-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, par value $.001, outstanding as of August 6, 2015: 6,262,736

The Exhibit Index appears on page 17.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash	$25	$232
Accounts receivable, net of allowance for doubtful accounts of $191 and $176	2,260	2,425
Inventories	8,517	9,257
Prepaid and other current assets	359	651
Total current assets	11,161	12,565
Inventories, net non-current	2,190	1,628
Property, plant and equipment, net of accumulated depreciation and amortization	3,851	3,923
License agreements, net	778	645
Intangible assets, net	1,869	1,962
Goodwill	493	493
Other assets	51	28
	$20,393	$21,244
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,847	$1,269
Current portion of long-term debt	3,740	286
Accounts payable	1,696	1,351
Accrued compensation	392	513
Accrued benefit liability	260	260
Income taxes payable	24	24
Other accrued expenses	159	101
Total current liabilities	9,118	3,804

Long-term debt	12	3,607
Deferred income taxes	95	95
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued	8	8
Paid-in capital	26,542	26,435
Accumulated deficit	(6,773)	(4,096)
Accumulated other comprehensive loss	(1,354)	(1,354)
Treasury stock, at cost, 2,202 shares	(7,255)	(7,255)
Total stockholders’ equity	11,168	13,738
	$20,393	$21,244

See accompanying notes to condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$5,283	$8,828	$10,025	$14,406
Cost of goods sold	3,747	5,353	7,109	9,174
Gross profit	1,536	3,475	2,916	5,232
Operating expenses:
Selling	773	881	1,616	1,693
General and administrative	1,026	1,252	2,082	2,470
Research and development	925	929	1,729	1,769
	2,724	3,062	5,427	5,932
Earnings (loss) from operations	(1,188)	413	(2,511)	(700)
Other Expense: Interest expense (net)	(74)	(66)	(166)	(114)
Earnings (loss) before income taxes	$(1,262)	347	$(2,677)	(814)
Provision (benefit) for income taxes	-	-	-	-
Net earnings (loss)	$(1,262)	$347	$(2,677)	$(814)
Basic and diluted net earnings (loss) per share	$(0.20)	$0.06	$(0.43)	$(0.13)
Basic weighted averages shares outstanding	6,263	6,216	6,263	6,216
Diluted weighted average shares outstanding	6,263	6,240	6,263	6,216

See accompanying notes to condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(2,677)	$(814)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock compensation expense	107	126
Depreciation	243	220
Amortization	404	498
Provision for inventory reserves	18	69
Provision for doubtful accounts.	15	(30)
Changes in operating assets and liabilities:
Accounts receivable	150	(1,246)
Inventories	160	775
Prepaid and other current assets	292	(111)
Other assets	(23)	16
Accounts payable, accrued compensation and other accrued expenses	282	879
Net cash provided by (used in) operating activities	(1,029)	382
Cash Flows From Investing Activities:
Capital expenditures	(171)	(485)
Additional licenses	(444)	(309)
Net cash used in investing activities	(615)	(794)
Cash Flows From Financing Activities:
Net borrowings on line of credit	1,578	516
Repayments of debt	(141)	(122)
Net cash provided by financing activities	1,437	394
Net decrease in cash	(207)	(18)
Cash, beginning of period	$232	$67
Cash, end of period	$25	$49
Supplemental Cash Flow Information:
Cash paid for interest	$141	$122
Cash paid for income taxes	-	-

See accompanying notes to condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Note 1 - Company and Basis of Presentation

Blonder Tongue Laboratories, Inc. (together with its consolidated subsidiaries, the “Company”) is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport, and broadband product solutions to the cable markets the Company serves, including the multi-dwelling unit market, the lodging/hospitality market and the institutional market including, hospitals, prisons and schools, primarily throughout the United States and Canada. The condensed consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The results for the second quarter of 2015 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet at June 30, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 21, 2015.

Note 2 - Liquidity

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing (as defined in Note 6 below). As of June 30, 2015, the Company had approximately $2,847 outstanding under the Revolver (as defined in Note 6 below) and $418 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity, along with the expected refinancing or extension of the Company’s Revolver and Term Loan (both of which expire on February 1, 2016), will be sufficient to fund its operating activities, anticipated capital expenditures (which will be curtailed during this interim period) and debt repayment obligations for the next twelve months. The additional liquidity derived from the implementation of certain cost reduction programs (including the previously implemented two–phase program, as well as the phase three program that is anticipated to be implemented in September 2015) should be sufficient for the Company’s ongoing operations. If anticipated operating results are not achieved, and or sufficient funds are not obtained, from the Company’s expected refinancing, further reductions in operating expenses may need to be substantial and could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Historically, the Company’s primary long-term obligations are for payment of interest and principal on its Revolver and Term Loan, both of which expire on February 1, 2016. The Company expects to use cash generated from operations to meet its long-term obligations, and anticipates refinancing its debt obligations at or prior to maturity.

Note 3- Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,963 and 1,967 related to stock options for the three month periods ended June 30, 2015 and 2014, respectively and 1,208 and 1,828 for the six month periods ended June 30, 2015 and 2014, respectively. These shares were excluded due to their antidilutive effect.

Note 4 – New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-4, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” to provide a practical expedient related to the measurement date of the defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not coincide with a calendar month-end to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. The standard requires entities that elect the practical expedient to adjust the measurement of benefit plan assets and obligations for contributions or significant events between the month end measurement date and the entity’s fiscal year end. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted. The Company does not expect adoption of ASU 2015-4 to have a material impact on its consolidated financial statements.

In July 2015, FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (“ASU 2015-11”). Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company does not expect adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of June 30, 2015 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2015 or 2014, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Note 5 – Inventories

Inventories net of reserves are summarized as follows:

	June 30, 2015	December 31, 2014
Raw Materials	$5,219	$5,151
Work in process	2,260	3,045
Finished Goods	5,663	5,487
	13,142	13,683
Less current inventory	(8,517)	(9,257)
	4,625	4,426
Less reserve for slow moving and obsolete inventory	(2,435)	(2,798)
	$2,190	$1,628

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

Approximately 63% and 66% of the non-current inventories were comprised of finished goods at both June 30, 2015 and December 31, 2014, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.50% or the LIBOR rate plus 4.25%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.75% or the LIBOR rate plus 4.50%. Prime was 3.25% at June 30, 2015. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.18%, 0.33% and 0.47%, respectively, at June 30, 2015. The per annum interest rates above became effective on January 21, 2015, pursuant to the terms of the Seventh Amendment described below.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

On August 12, 2015, the Company entered into the Ninth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Ninth Amendment”) to amend the Santander Financing. The Ninth Amendment waived the Company’s failure of compliance with the Minimum EBITDA covenant for the measurement period ended June 30, 2015, effective as of June 30, 2015, and also contains other customary representations, covenants, terms and conditions. In connection with the Ninth Amendment, the Company paid Santander an amendment fee of $20.

On May 14, 2015, the Company entered into the Eighth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Eighth Amendment”) to amend the Santander Financing. The Eighth Amendment (i) waived the Company’s failure of compliance with the Minimum EBITDA covenant for the three-month period ended March 31, 2015, effective as of March 31, 2015, and (ii) increased the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until September 30, 2015, after which it will revert back to 25%. The Eighth Amendment also contains other customary representations, covenants, terms and conditions. In connection with the Eighth Amendment, the Company paid Santander an amendment fee of $15. The Eighth Amendment is in lieu of the Temporary Overadvance Facility, as more fully discussed in the next following paragraph.

On March 30, 2015, Santander agreed to provide the Company with $500 of additional availability beyond its borrowing base under the Revolver (the “Temporary Overadvance Facility”) during the period April 1, 2015 through April 24, 2015, for which the Company paid Santander an accommodation fee of $2.5. Under the agreement, the Company was required to eliminate the outstanding balance under the Temporary Overadvance Facility on or before September 30, 2015, which was accomplished prior to entering into the Eight Amendment.

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

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $2,847 at June 30, 2015. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,676 at June 30, 2015.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

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

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Despite this long-term trend, sales of digital video headend products were $2,396,000 and $5,122,000 in the second three months of 2015 and 2014, respectively and $4,505,000 and $7,526,000 in the first six months of 2015 and 2014, respectively. Likewise, sales of analog video headend products were $932,000 and $1,073,000 in the second three months of 2015 and 2014, respectively and $1,746,000 and $2,101,000 in the first six months of 2015 and 2014 respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

Results of Operations

Second three months of 2015 Compared with second three months of 2014

Net Sales. Net sales decreased $3,545,000 or 40.2%, to $5,283,000 in the second three months of 2015 from $8,828,000 in the second three months of 2014. The decrease is primarily attributed to a decrease in sales of digital video headend products and analog video headend products offset by an increase in contracted manufactured products. Sales of digital video headend products were $2,396,000 and $5,122,000, analog video headend products were $873,000 and $1,990,000 and contract manufactured products were $526,000 and $134,000 in the second three months of 2015 and 2014, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $3,747,000 for the second three months of 2015 from $5,353,000 for the second three months of 2014, but increased as a percentage of sales to 70.9% from 60.7%. The decrease was primarily due to a decrease in overall sales. The increase as a percentage of sales was primarily attributed to an overall increase in manufacturing overhead, as well as a less favorable product mix. The Company expects cost of goods sold as a percentage of sales to decrease in the remaining quarters of 2015 as overall product mix is anticipated to improve.

Selling Expenses. Selling expenses decreased to $773,000 for the second three months of 2015 from $881,000 in the second three months of 2014, but increased as percentage of sales to 14.6% for the second three months of 2015 from 10.0% for the second three months of 2014. The $108,000 decrease was primarily the result of a reduction in salary expense (including fringe benefits) of $59,000 due to a decrease in headcount and by a reduction of $52,000 due to the closing of our Canadian facility. The percentage increase was primarily the result of lower sales.

General and Administrative Expenses. General and administrative expenses decreased to $1,026,000 for the second three months of 2015 from $1,252,000 for the second three months of 2014, but increased as a percentage of sales to 19.4% for the second three months of 2015 from 14.2% for the second three months of 2014. The $226,000 decrease was primarily the result of a reduction in salary expense (including fringe benefits) of $271,000 due to a decrease in head count. The percentage increase was primarily the result of lower sales.

Research and Development Expenses. Research and development expenses decreased to $925,000 in the second three months of 2015 from $929,000 in the second three months of 2014, but increased as a percentage of sales to 17.5% for the second three months of 2015 from 10.5% for the second three months of 2014. This $4,000 decrease is primarily the result of a decrease in salary expense (including fringe benefits) of $42,000 due to a decrease in head count, offset by an increase in departmental supplies of $24,000. The percentage increase was primarily the result of lower sales.

Operating Income (Loss). Operating loss of $(1,188,000) for the second three months of 2015 represents a $1,601,000 decrease from the operating income of $413,000 for the second three months of 2014. Operating income (loss) as a percentage of sales was (22.5%) in the second three months of 2015 compared to 4.7% in the second three months of 2014.

Other Expense. Interest expense increased to $78,000 in the second three months of 2015 from $66,000 in the second three months of 2014. The increase is the result of higher average borrowings and higher interest rates.

First six months of 2015 Compared with first six months of 2014

Net Sales. Net sales decreased $4,381,000 or 30.4%, to $10,025,000 in the first six months of 2015 from $14,406,000 in the first six months of 2014. The decrease is primarily attributed to a decrease in sales of digital video headend products and analog video headend products, offset by an increase in contract manufactured products. Sales of digital video headend products were $4,505,000 and $7,526,000, analog video headend products were $1,913,000 and $3,661,000 and contract manufactured products were $697,000 and $214,000 in the first six months of 2015 and 2014, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $7,109,000 for the first six months of 2015 from $9,174,000 for the first six months of 2014, but increased as a percentage of sales to 70.9% from 63.7%. The decrease was primarily due to a decrease in overall sales. The increase as a percentage of sales was primarily attributed to an overall increase in manufacturing overhead, as well as a less favorable product mix. The Company expects cost of goods sold as a percentage of sales to decrease in the remaining quarters of 2015 as overall product mix is anticipated to improve.

Selling Expenses. Selling expenses decreased to $1,616,000 for the first six months of 2015 from $1,693,000 in the first six months of 2014, but increased as percentage of sales to 16.1% for the first six months of 2015 from 11.8% for the first six months of 2014. The $77,000 decrease was primarily due to a reduction of $102,000 as a result of the closing of our Canadian facility. The percentage increase was primarily the result of lower sales.

General and Administrative Expenses. General and administrative expenses decreased to $2,082,000 for the first six months of 2015 from $2,470,000 for the first six months of 2014, but increased as a percentage of sales to 20.8% for the first six months of 2015 from 17.2% for the first six months of 2014. The $388,000 decrease was primarily the result of a decrease in salary expense (including fringe benefits) of $227,000 due to decreased headcount. The percentage increase was primarily the result of lower sales.

Research and Development Expenses. Research and development expenses decreased to $1,729,000 in the first six months of 2015 from $1,769,000 in the first six months of 2014, but increased as a percentage of sales to 17.3% for the first six months of 2015 from 12.3% for the first six months of 2014. This $40,000 decrease is primarily the result of a decrease in amortization expense of $59,000 relating to license fees. The percentage increase was primarily the result of lower sales.

Operating Income (Loss). Operating loss of $(2,511,000) for the first six months of 2015 represents a $1,811,000 increase from the operating loss of $(700,000) for the first six months of 2014. Operating loss as a percentage of sales was (25.1%) in the first six months of 2015 compared to (4.9%) in the first six months of 2014.

Other Expense. Interest expense increased to $149,000 in the first six months of 2015 from $114,000 in the first six months of 2014. The increase is the result of higher average borrowings and higher interest rates.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, the Company’s working capital was $2,043,000 and $8,761,000, respectively. The decrease in working capital is primarily due to the reclassification of the Santander Term Loan of $3,460,000 from long term to short term and an increase of borrowings on the Revolver of $1,578,000.

The Company’s net cash used in operating activities for the six month period ended June 30, 2015 was $1,029,000, primarily due to a net loss of $2,677,000.

Cash used in investing activities for the six month period ended June 30, 2015 was $615,000, of which $444,000 was attributable to additional license fees and $171,000 was attributable to capital expenditures.

Cash provided by financing activities was $1,437,000 for the first six months of 2015, which was comprised of net barrowings on the Revolver of $1,578,000 offset by repayment of debt of $141,000.

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

Under the Santander Agreement, the Revolver currently bears per annum interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.50% or the LIBOR rate plus 4.25%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.75% or the LIBOR rate plus 4.50%. Prime was 3.25% at June 30, 2015. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.18%, 0.33% and 0.47%, respectively, at June 30, 2015. The per annum interest rates above became effective on January 21, 2015, pursuant to the terms of the Seventh Amendment described below.

On August 12, 2015, the Company entered into the Ninth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Ninth Amendment”) to amend the Santander Financing. The Ninth Amendment waived the Company’s failure of compliance with the Minimum EBITDA covenant for the measurement period ended June 30, 2015, effective as of June 30, 2015, and also contains other customary representations, covenants, terms and conditions. In connection with the Ninth Amendment, the Company paid Santander an amendment fee of $20,000.

On May 14, 2015, the Company entered into the Eighth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Eighth Amendment”) to amend the Santander Financing. The Eighth Amendment (i) waived the Company’s failure of compliance with the Minimum EBITDA covenant for the three-month period ended March 31, 2015, effective as of March 31, 2015, and (ii) increased the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until September 30, 2015, after which it will revert back to 25%. The Eighth Amendment also contains other customary representations, covenants, terms and conditions. In connection with the Eighth Amendment, the Company paid Santander an amendment fee of $15,000. The Eighth Amendment is in lieu of the Temporary Overadvance Facility, as more fully discussed in the next following paragraph.

On March 30, 2015, Santander agreed to provide the Company with $500,000 of additional availability beyond its borrowing base under the Revolver (the “Temporary Overadvance Facility”) during the period April 1, 2015 through April 24, 2015, for which the Company paid Santander an accommodation fee of $2,500. Under the agreement, the Company was required to eliminate the outstanding balance under the Temporary Overadvance Facility on or before September 30, 2015, which was accomplished prior to entering into the Eight Amendment.

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

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $2,847,000 at June 30, 2015. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,676,000 at June 30, 2015.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing. As of June 30, 2015, the Company had approximately $2,847,000 outstanding under the Revolver and $418,000 of additional availability for borrowing under the Revolver. The Company anticipates these sources of liquidity, along with the expected refinancing of the Company’s Revolver and Term Loan (both of which expire on February 1, 2016), will be sufficient to fund its operating activities, anticipated capital expenditures (which will be curtailed during this interim period) and debt repayment obligations for the next twelve months. As of July 31, 2015, the Company had approximately $2,893,000 outstanding under the Revolver and $366,000 of additional availability for borrowing under the Revolver. While the Company anticipates refinancing all or part of its existing indebtedness prior to February 1, 2016, there can be no assurances that a refinancing will be available on acceptable terms or at all. As a result of lower than expected net sales in both the first and second quarters of 2015 and the reduction, pursuant to the Sixth Amendment, in the advance rate applicable to Eligible Inventory from 50% to 25% and the temporary increase in that advance rate to 35% pursuant to the Eighth Amendment, the Company experienced a material decrease in its liquidity in the first and second quarters of 2015. In light of the slower than anticipated recovery in the Company’s sales, the Company now expects that its net sales will return to historical norms during the fourth quarter of 2015. In other efforts to alleviate the liquidity pressures that began during the first quarter and reposition the Company to become profitable at a lower level of net sales, the Company implemented a two-phase cost-reduction program which is expected to reduce annualized expenses by approximately $2,100,000, including a temporary reduction in certain executive salaries, a decrease in workforce and a decrease in engineering consulting expenses. The Company is in the process of developing a third phase cost reduction plan, the scope and nature of which has not as yet been finalized, but with a minimum annualized cost reduction target of $500,000. Implementation of the phase three cost reduction program is expected to begin in September 2015. Since March 30, 2015, the Company’s liquidity position has modestly improved and it believes that the foregoing credit accommodations, coupled with the enhanced liquidity that should be derived from the implementation of the cost reduction programs will be sufficient to alleviate the Company’s short-term liquidity pressures. The Company also believes that when the accommodations being provided by Santander pursuant to the Eighth Amendment are terminated (resulting in a reduction in the advance rate applicable to Eligible Inventory back to 25%), the additional liquidity derived from the implementation of certain cost reduction programs (including the previously implemented two–phase program, as well as the phase three program that is anticipated to be implemented in September 2015) should be sufficient for the Company’s ongoing operations. If anticipated operating results are not achieved, and or sufficient funds are not obtained, from the Company’s expected refinancing, further reductions in operating expenses may need to be substantial and could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company may refinance all or part of its existing indebtedness in the future and will be required to do so by February 1, 2016, there can be no assurances that a refinancing will be available on acceptable terms or at all.

Historically, the Company’s primary long-term obligations are for payment of interest and principal on the Company’s debt. The Company expects to use cash generated from operations to meet its long-term obligations, and anticipates refinancing its debt obligations at or prior to maturity as described above. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $171,000 and $673,000 in the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility (including the anticipated refinancing) and purchase-money financing to meet any anticipated long-term capital expenditures.

New Accounting Pronouncements

See Note 4 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the Company’s consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2015.

During the quarter ended June 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 5. OTHER INFORMATION

On August 12, 2015, the Company entered into the Ninth Amendment to Revolving Credit, Term Loan and Security Agreement, among Santander Bank, N.A., Blonder Tongue Laboratories, Inc., and R. L. Drake Holdings, LLC. Further details surrounding this agreement are described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” which description is incorporated into this Item 5 by reference. The summary in this paragraph of the Ninth Amendment is not complete and is qualified in its entirety by reference to the full text of the Ninth Amendment, which is filed as Exhibit 10.2 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 17 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: August 14, 2015	By:	/s/ Robert J. Pallé, Jr.
Robert J. Pallé, Jr.
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A originally filed May 9, 2008.
10.1	Eighth Amendment to Revolving Credit, Term Loan and Security Agreement, dated May 14, 2015, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q, filed May 15, 2015
10.2	Ninth Amendment to Revolving Credit, Term Loan and Security Agreement, dated August 12, 2015, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Filed herewith
31.1	Certification of Robert J. Pallé, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.
101.1	Interactive data files.	Filed herewith.

