Form 10-Q
period 2015-09-30
BLONDER TONGUE LABORATORIES INC
filed 2015-11-16
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, par value $.001, outstanding as of November 6, 2015: 6,554,736

The Exhibit Index appears on page 19.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash	$304	$232
Accounts receivable, net of allowance for doubtful accounts of $191 and $176	2,171	2,425
Inventories	7,623	9,257
Prepaid and other current assets	284	651
Total current assets	10,382	12,565
Inventories, net of non-current	1,391	1,628
Property, plant and equipment, net of accumulated depreciation and amortization	3,744	3,923
License agreements, net	594	645
Intangible assets, net	1,827	1,962
Goodwill	493	493
Other assets	130	28
	$18,561	$21,244
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,539	$1,269
Current portion of long-term debt	3,673	286
Accounts payable	1,944	1,351
Accrued compensation	553	513
Accrued benefit liability	260	260
Income taxes payable	24	24
Other accrued expenses	198	101
Total current liabilities	9,191	3,804

Long-term debt	14	3,607
Deferred income taxes	95	95
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,464 shares Issued and 6,555 and 6,263 shares outstanding at Sept. 30, 2015 and Dec. 31, 2014	8	8
Paid-in capital	26,390	26,435
Accumulated deficit	(9,471)	(4,096)
Accumulated other comprehensive loss	(1,354)	(1,354)
Treasury stock, at cost, 1,909 and 2,202 shares	(6,312)	(7,255)
Total stockholders’ equity	9,261	13,738
	$18,561	$21,244

See accompanying notes to condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$5,704	$8,659	$15,729	$23,065
Cost of goods sold	4,931	5,173	12,040	14,347
Gross profit	773	3,486	3,689	8,718
Operating expenses:
Selling	776	807	2,392	2,500
General and administrative	1,003	1,161	3,085	3,631
Research and development	869	865	2,598	2,634
	2,648	2,833	8,075	8,765
Earnings (loss) from operations	(1,875)	653	(4,386)	(47)
Other Expense: Interest expense (net)	(83)	(69)	(249)	(183)
Earnings (loss) before income taxes	(1,958)	584	(4,635)	(230)
Provision (benefit) for income taxes	-	-	-	-
Net earnings (loss)	$(1,958)	$584	$(4,635)	$(230)
Basic and diluted net earnings (loss) per share	$(0.30)	$0.09	$(0.72)	$(0.04)
Basic weighted averages shares outstanding	6,555	6,226	6,407	6,220
Diluted weighted average shares outstanding	6,555	6,320	6,407	6,220

See accompanying notes to condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(4,635)	$(230)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock compensation expense	158	186
Depreciation	367	339
Amortization	634	735
Provision for inventory reserves	1,026	107
Provision for doubtful accounts.	15	-
Changes in operating assets and liabilities:
Accounts receivable	239	560
Inventories	845	958
Prepaid and other current assets	367	(244)
Other assets	(102)	24
Accounts payable, accrued compensation and other accrued expenses	730	272
Net cash provided by (used in) operating activities	(356)	2,707
Cash Flows From Investing Activities:
Capital expenditures	(188)	(508)
Additional licenses	(448)	(369)
Net cash used in investing activities	(636)	(877)
Cash Flows From Financing Activities:
Net borrowings (repayments) on line of credit	1,270	(275)
Repayments of long-term debt	(206)	(204)
Proceeds from exercise of stock options	-	12
Net cash provided by (used in) financing activities	1,064	(467)
Net increase in cash	72	1,363
Cash, beginning of period	$232	$67
Cash, end of period	$304	$1,430
Supplemental Cash Flow Information:
Cash paid for interest	$221	$190
Cash paid for income taxes	-	-

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

The results for the third quarter of 2015 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet at September 30, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 21, 2015.

Note 2 – Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2015, the Company experienced a decline in sales, a reduction in working capital, reported a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. Furthermore, the Company’s Revolver and Term Loan will expire by their terms on February 1, 2016, unless extended. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to lower than expected sales due to a slowdown in market activities experienced during the first half of the fiscal year, the Company implemented a two-phase cost-reduction program which is expected to reduce annualized expenses by approximately $2,100, including a temporary reduction in certain executive salaries, a decrease in workforce and a decrease in engineering consulting expenses. In September 2015, the Company then developed and implemented a third phase cost reduction plan, which is expected to further reduce annualized expenses by approximately $750.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing (as defined in Note 6 below). As of September 30, 2015, the Company had approximately $2,539 outstanding under the Revolver (as defined in Note 6 below) and $483 of additional availability for borrowing under the Revolver. The Company expects to either obtain an extension of the maturity date or refinance all or part of the Santander indebtedness prior to February 1, 2016. If anticipated operating results are not achieved, and or sufficient funds are not obtained, from the Company’s expected refinancing, further reductions in operating expenses may be needed and could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The Company cannot provide any assurance that it will be able to refinance its current debt obligations. If the Company is unable to refinance, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Note 3- Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 2,183 and 1,015 related to stock options for the three month periods ended September 30, 2015 and 2014, respectively and 1,799 and 1,443 for the nine month periods ended September 30, 2015 and 2014, respectively. These shares were excluded due to their antidilutive effect.

Note 4 – New Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (“ASU 2015-11”). Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company does not expect adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12 “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Part I. Fully Benefit-Responsive Investment Contract; Part II. Plan Investment Disclosures; Part III. Measurement Date Practical Expedient” (“ASU 2015-12”). ASU 2015-12 Part II simplifies the disclosure of plan assets by removing the requirement to disaggregate the fair value of assets disclosed by general type. The Company is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements. ASU 2015-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2016.

In April 2015, the FASB issued ASU No. 2015-4, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” to provide a practical expedient related to the measurement date of the defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not coincide with a calendar month-end to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. The standard requires entities that elect the practical expedient to adjust the measurement of benefit plan assets and obligations for contributions or significant events between the month end measurement date and the entity’s fiscal year end. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted. The Company does not expect adoption of ASU 2015-4 to have a material impact on its consolidated financial statements.

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of September 30, 2015 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2015 or 2014, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Note 5 – Inventories

Inventories net of reserves are summarized as follows:

	September 30, 2015	December 31, 2014
Raw Materials	$4,791	$5,151
Work in process	2,233	3,045
Finished Goods	5,391	5,487
	12,415	13,683
Less current inventory	(7,623)	(9,257)
	4,792	4,426
Less reserve for slow moving and obsolete inventory	(3,401)	(2,798)
	$1,391	$1,628

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

Approximately 100% and 66% of the non-current inventories were comprised of finished goods at both September 30, 2015 and December 31, 2014, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories. During the three and nine months ended September 30, 2015, the Company increased the inventory reserve by $1,008 and $1,026, respectively.

The Company continually analyzes its slow-moving inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves.

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

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.50% or the LIBOR rate plus 4.25%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.75% or the LIBOR rate plus 4.50%. Prime was 3.25% at September 30, 2015. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.19%, 0.32% and 0.53%, respectively, at September 30, 2015. The per annum interest rates above became effective on January 21, 2015, pursuant to the terms of the Seventh Amendment described below.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

On November 14, 2015, the Company entered into the Eleventh Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Eleventh Amendment”) to amend the Santander Financing. The Eleventh Amendment (i) waived the Company’s failure of compliance with the Minimum EBITDA and leverage ratio covenants for the measurement period ended September 30, 2015, effective as of September 30, 2015, and (ii) increased the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until February 1, 2016, after which it will revert back to 25%. The Eleventh Amendment also contains other customary representations, covenants, terms and conditions. In connection with the Eleventh Amendment, the Company agreed to pay Santander an amendment fee of $50, which is payable in ten weekly installments of $5 each.

On October 14, 2015, the Company entered into the Tenth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Tenth Amendment”) to amend the Santander Financing. The Tenth Amendment extended the increase in the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until November 30, 2015, after which it will revert back to 25%. The Tenth Amendment also contains other customary representations, covenants, terms and conditions. In connection with the Tenth Amendment, the Company paid Santander an amendment fee of $5.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(unaudited)

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $2,539 at September 30, 2015. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,622 at September 30, 2015.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 7 – Legal Proceedings

The Company may be a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, may be likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the filing of its condensed consolidated financial statements with the SEC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, the anticipated sales in our business returning to historical norms, our ability to extend or refinance our debt obligations, any anticipated expense reductions, uncertainty regarding the adequacy of capital resources and liquidity, alternative sources of additional capital or extensions of the advance rate under the Santander financing, and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the risk factors in Part II, Item 1A below, readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. Despite this long-term trend, sales of digital video headend products were $2,610,000 and $4,508,000 in the third three months of 2015 and 2014, respectively and $7,115,000 and $12,034,000 in the first nine months of 2015 and 2014, respectively. Likewise, sales of analog video headend products were $930,000 and $2,318,000 in the third three months of 2015 and 2014, respectively and $2,843,000 and $5,979,000 in the first nine months of 2015 and 2014 respectively.

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

Results of Operations

Third three months of 2015 Compared with third three months of 2014

Net Sales. Net sales decreased $2,955,000 or 34.1%, to $5,704,000 in the third three months of 2015 from $8,659,000 in the third three months of 2014. The decrease is primarily attributed to a decrease in sales of digital video headend products and analog video headend products offset by an increase in contracted manufactured products and data products. Sales of digital video headend products were $2,610,000 and $4,508,000, analog video headend products were $930,000 and $2,318,000, contract manufactured products were $447,000 and $82,000 and data products were $314,000 and $2,000 in the third three months of 2015 and 2014, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $4,931,000 for the third three months of 2015 from $5,173,000 for the third three months of 2014, but increased as a percentage of sales to 86.5% from 59.7%. The decrease was primarily due to a decrease in overall sales. The increase as a percentage of sales was primarily attributed to an overall increase in manufacturing overhead, an increase in inventory reserve of $900,000, as well as a less favorable product mix.

Selling Expenses. Selling expenses decreased to $776,000 for the third three months of 2015 from $807,000 in the third three months of 2014, but increased as percentage of sales to 13.6% for the third three months of 2015 from 9.3% for the third three months of 2014. The $31,000 decrease was primarily the result of a reduction in salary expense (including fringe benefits) of $94,000 due to a decrease in headcount and by a reduction of $54,000 due to the closing of our Canadian facility offset by an increase in royalty expense of $131,000. The percentage increase was primarily the result of lower sales.

General and Administrative Expenses. General and administrative expenses decreased to $1,003,000 for the third three months of 2015 from $1,161,000 for the third three months of 2014, but increased as a percentage of sales to 17.6% for the third three months of 2015 from 13.4% for the third three months of 2014. The $158,000 decrease was primarily the result of a reduction in salary expense (including fringe benefits) of $240,000 due to a decrease in head count offset by an increase in professional fees of $69,000. The percentage increase was primarily the result of lower sales.

Research and Development Expenses. Research and development expenses increased to $869,000 in the third three months of 2015 from $865,000 in the third three months of 2014, and increased as a percentage of sales to 15.2% for the third three months of 2015 from 10.0% for the third three months of 2014. This $4,000 increase is primarily the result of an increase in salary expense (including fringe benefits) of $19,000 due to an increase in head count, offset by a decrease in consulting expenses of $46,000. The percentage increase was primarily the result of lower sales.

Operating Income (Loss). Operating loss of $(1,875,000) for the third three months of 2015 represents a $2,528,000 decrease from the operating income of $653,000 for the third three months of 2014. Operating income (loss) as a percentage of sales was (32.9%) in the third three months of 2015 compared to 7.5% in the third three months of 2014.

Other Expense. Interest expense increased to $79,000 in the third three months of 2015 from $69,000 in the third three months of 2014. The increase is the result of higher average borrowings and higher interest rates.

First nine months of 2015 Compared with first nine months of 2014

Net Sales. Net sales decreased $7,336,000 or 31.8%, to $15,729,000 in the first nine months of 2015 from $23,065,000 in the first nine months of 2014. The decrease is primarily attributed to a decrease in sales of digital video headend products, analog video headend products and HFC distribution products, offset by an increase in contract manufactured products and data products. Sales of digital video headend products were $7,115,000 and $12,034,000, analog video headend products were $2,843,000 and $5,979,000, HFC distribution products were $2,802,000 and $3,260,000, contract manufactured products were $1,144,000 and $296,000 and data products were $499,000 and $15,000 in the first nine months of 2015 and 2014, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $12,040,000 for the first nine months of 2015 from $14,347,000 for the first nine months of 2014, but increased as a percentage of sales to 76.6% from 62.2%. The decrease was primarily due to a decrease in overall sales. The increase as a percentage of sales was primarily attributed to an overall increase in manufacturing overhead, an increase in inventory reserve of $900,000 as well as a less favorable product mix.

Selling Expenses. Selling expenses decreased to $2,392,000 for the first nine months of 2015 from $2,500,000 in the first nine months of 2014, but increased as percentage of sales to 15.2% for the first nine months of 2015 from 10.8% for the first nine months of 2014. The $108,000 decrease was primarily due to a reduction of $162,000 as a result of the closing of our Canadian facility and a reduction in salary expense (including fringe benefits) of $44,000 due to a decrease in headcount offset by an increase in royalty expense of $124,000. The percentage increase was primarily the result of lower sales.

General and Administrative Expenses. General and administrative expenses decreased to $3,085,000 for the first nine months of 2015 from $3,631,000 for the first nine months of 2014, but increased as a percentage of sales to 19.6% for the first nine months of 2015 from 15.7% for the first nine months of 2014. The $546,000 decrease was primarily the result of a decrease in salary expense (including fringe benefits) of $467,000 due to decreased headcount and a decrease in travel and entertainment of $100,000. The percentage increase was primarily the result of lower sales.

Research and Development Expenses. Research and development expenses decreased to $2,598,000 in the first nine months of 2015 from $2,634,000 in the first nine months of 2014, but increased as a percentage of sales to 16.5% for the first nine months of 2015 from 11.4% for the first nine months of 2014. This $36,000 decrease is primarily the result of a decrease in amortization expense of $46,000 relating to license fees. The percentage increase was primarily the result of lower sales.

Operating Income (Loss). Operating loss of $(4,386,000) for the first nine months of 2015 represents a $4,339,000 increase from the operating loss of $(47,000) for the first nine months of 2014. Operating loss as a percentage of sales was (27.9%) in the first nine months of 2015 compared to (0.2%) in the first nine months of 2014.

Other Expense. Interest expense increased to $228,000 in the first nine months of 2015 from $183,000 in the first nine months of 2014. The increase is the result of higher average borrowings and higher interest rates.

Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, the Company’s working capital was $1,191,000 and $8,761,000, respectively. The decrease in working capital is primarily due to the reclassification of the Santander Term Loan of $3,387,000 from long term to short term, an increase of borrowings on the Revolver of $1,270,000 and decrease of inventories of $1,634,000.

The Company’s net cash used in operating activities for the nine month period ended September 30, 2015 was $356,000, primarily due to a net loss of $4,635,000 offset by non-cash adjustments of $2,200,000, a decrease in inventory of $845,000 and an increase in accounts payable and accrued expenses of $730,000.

Cash used in investing activities for the nine month period ended September 30, 2015 was $636,000, of which $448,000 was attributable to additional license fees and $188,000 was attributable to capital expenditures.

Cash provided by financing activities was $1,064,000 for the first nine months of 2015, which was comprised of net borrowings on the Revolver of $1,270,000 offset by repayment of debt of $206,000.

Under the Santander Agreement, the Revolver currently bears per annum interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.50% or the LIBOR rate plus 4.25%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.75% or the LIBOR rate plus 4.50%. Prime was 3.25% at September 30, 2015. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.19%, 0.32% and 0.53%, respectively, at September 30, 2015. The per annum interest rates above became effective on January 21, 2015, pursuant to the terms of the Seventh Amendment described below.

On November 14, 2015, the Company entered into the Eleventh Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Eleventh Amendment”) to amend the Santander Financing. The Eleventh Amendment (i) waived the Company’s failure of compliance with the Minimum EBITDA and leverage ratio covenants for the measurement period ended September 30, 2015, effective as of September 30, 2015, and (ii) increased the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until February 1, 2016, after which it will revert back to 25%. The Eleventh Amendment also contains other customary representations, covenants, terms and conditions. In connection with the Eleventh Amendment, the Company agreed to pay Santander an amendment fee of $50,000, which is payable in ten weekly installments of $5,000 each.

On October 14, 2015, the Company entered into the Tenth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Tenth Amendment”) to amend the Santander Financing. The Tenth Amendment extended the increase in the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until November 30, 2015, after which it will revert back to 25%. The Tenth Amendment also contains other customary representations, covenants, terms and conditions. In connection with the Tenth Amendment, the Company paid Santander an amendment fee of $5,000.

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

On May 14, 2015, the Company entered into the Eighth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Eighth Amendment”) to amend the Santander Financing. The Eighth Amendment (i) waived the Company’s failure of compliance with the Minimum EBITDA covenant for the three-month period ended March 31, 2015, effective as of March 31, 2015, and (ii) increased the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until September 30, 2015, after which it will revert back to 25%. The Eighth Amendment also contains other customary representations, covenants, terms and conditions. In connection with the Eighth Amendment, the Company paid Santander an amendment fee of $15,000. The Eighth Amendment is in lieu of the Temporary Overadvance Facility, as more fully discussed in the next paragraph.

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

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $2,539,000 at September 30, 2015. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,622,000 at September 30, 2015.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity at this time are its existing cash balances, cash generated from operations and amounts available under the Santander Financing, which is scheduled to mature and be due and payable in full on February 1, 2016. As of September 30, 2015, the Company had approximately $2,539,000 outstanding under the Revolver and $483,000 of additional availability for borrowing under the Revolver. As of October 31, 2015, the Company had approximately $2,268,000 outstanding under the Revolver and $560,000 of additional availability for borrowing under the Revolver. While the Company anticipates either obtaining an extension to the maturity date of its existing indebtedness or refinancing all or part of its existing indebtedness prior to February 1, 2016, there can be no assurances that an extension or refinancing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

As a result of lower than expected net sales in the first three quarters of 2015, the reduction, pursuant to the Sixth Amendment, in the advance rate applicable to Eligible Inventory from 50% to 25% and the temporary increase in that advance rate to 35% until February 1, 2016 pursuant to the Eighth, Tenth and Eleventh Amendments, the Company experienced a material decrease in its liquidity in the first three quarters of 2015. In addition, the Company’s sales have been slower than anticipated to recover to historical norms, and the Company no longer believes sales will recover to historical norms during the fourth quarter of 2015. In light of these developments and as detailed below, the Company is taking a more defensive posture and developing plans for managing operations through a more extended period of diminished sales levels than originally expected.

As disclosed above, during the nine months ended September 30, 2015, the Company experienced a decline in sales, a reduction in working capital, reported a loss from operations and net cash used in operating activities in conjunction with liquidity constraints. Furthermore, the Company’s Revolver and Term Loan will expire by their terms on February 1, 2016, unless extended. Based upon these events and trends occurring in the Company’s business, along with current expectations for the next 12 months, the Company may not have sufficient liquidity to sustain operations for the next 12 months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

As described below, the Company is focused on implementing a turnaround strategy, and in March of 2015 it started to implement operational and financial processes to improve liquidity and profitability. In addition to seeking to extend or refinance its outstanding indebtedness with Santander that is due on February 1, 2016, the Company is also evaluating and in discussions regarding other options to resolve its liquidity issues, including exploring alternative sources of additional capital (debt and equity). In this regard, on November 13, 2015, the Company received the Pallé Commitment (as defined below) to lend up to $600,000 to the Company pursuant to a Subordinated Loan (as defined below). In addition, the Company received the ZyCast Proposal (as defined below) to purchase $1,000,000 of the Company’s common stock. As more fully discussed below, these initiatives are subject to a number of conditions, including satisfactory due diligence and satisfactory amendment to the Company’s Revolver and Term Loan. Given these conditions, there can be no assurance that the Pallé Commitment or the ZyCast Proposal will be consummated and the funding received. The Company is also in discussions with Santander to extend the maturity date of the Company’s Revolver and Term Loan. As of the date of this Report, however, uncertainty exists as to the ultimate outcome of a refinancing or extension of the Company’s Revolver and Term Loan and any commitment or proposal. Accordingly, there are no assurances that these commitments, proposals or discussions will result in any transaction, or that any such transaction, if implemented, will be successful.

On November 13, 2015, the Company received a commitment from Robert J. Pallé and Carol Pallé (“Pallé Commitment”) to provide the Company with senior, subordinated, convertible debt financing of up to $600,000 (“Subordinated Loan”). The Subordinated Loan will consist of a revolving credit facility and a term loan. The revolving credit facility will accrue interest at 12% per annum, which at the Company’s option will be paid-in-kind or in cash. The revolving credit facility will expire three years from the date of closing. The term loan will accrue interest at 12% per annum (subject to increase by 5% if certain conditions are not met with regard to the convertibility of the debt into shares of the Company’s common stock), paid-in-kind, and will expire three years from the date of closing. The lender has the option to convert the principal balance of the Subordinated Loan into shares of the Company’s common stock at $0.54 per share, subject to certain conditions surrounding the timing of conversion and any necessary shareholder approval required by the rules of the NYSE MKT. This commitment is subject to a number of conditions, including, among others, (i) satisfactory due diligence, (ii) the parties entering into a note, subordination agreement and other related documentation to effectuate the Subordinated Loan, (iii) satisfactory amendment of the Company’s Revolver and Term Loan, and (iv) compliance with applicable securities laws and stock exchange requirements. Given these conditions, there can be no assurance that the Pallé Commitment will be completed and the funding received. The foregoing summary of the Pallé Commitment is not complete and is qualified in its entirety by reference to the full text of the Pallé Commitment attached hereto as Exhibit 10.4, which is incorporated herein by reference.

In November, 2015, the Company received a proposal from ZyCast Technology, Inc. to invest $1,000,000 to purchase shares of the Company’s common stock at a price equal to the greater of: (a) 110% of the average closing price of the Common Stock on the NYSE MKT during the ten trading days ending on the earlier of (i) the business day immediately preceding the date this proposal is publicly announced and (ii) the business day immediately preceding the closing date for the sale, and (b) fifty cents ($0.50) per share (“ZyCast Proposal”). ZyCast Technology is a Taiwanese electronics manufacturer who is seeking to enter into certain strategic initiatives with the Company to sell certain products in the Asian market. This proposal is subject to a number of conditions, including, among others, (i) satisfactory due diligence, (ii) the parties entering into a stock purchase agreement to effectuate the sale, (iii) a written commitment for an additional $500,000 debt investment in the Company by another party, (iv) satisfactory amendment of the Company’s Revolver and Term Loan, (v) the ability of ZyCast to appoint a director to the Company’s Board of Directors, and (vi) the parties entering into an agreement that grants ZyCast rights to use the Blonder Tongue name and logo on certain products sold by ZyCast in the Asian market. Given these conditions, there can be no assurance that the ZyCast Proposal will be completed and the funding received. The foregoing summary of the ZyCast Proposal is not complete and is qualified in its entirety by reference to the full text of the ZyCast Proposal attached hereto as Exhibit 10.5, which is incorporated herein by reference.

In other efforts to alleviate the liquidity pressures and reposition the Company to become profitable at a lower level of net sales, earlier in 2015 the Company implemented a two-phase cost-reduction program, which is expected to reduce annualized expenses by approximately $2,100,000, including a temporary reduction in certain executive salaries, a decrease in workforce and a decrease in engineering consulting expenses. The Company also developed and implemented a third phase cost reduction plan in September 2015, which is expected to reduce annualized expenses by approximately $750,000, including a temporary reduction in certain salaries and a decrease in workforce. In November 2015, the Company developed and implemented a fourth phase cost reduction plan, which is expected to reduce annualized expenses by approximately $1,000,000, including a temporary reduction in certain salaries and a decrease in workforce. The Company is also implementing certain sales initiatives to increase the Company’s operating cash flow. Although the Company believes it has made progress under these programs (e.g., the Company’s liquidity position has modestly improved since March 30, 2015), the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s planned operational improvements will be successful. If anticipated operating results are not achieved, and or sufficient funds are not obtained from the Company’s efforts to refinance and raise capital, further reductions in operating expenses may be needed and could have a material adverse effect on the Company’s ability to achieve its intended business objectives and continue as a going concern.

The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $188,000 and $673,000 in the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. Subject to the liquidity concerns noted above, the Company expects to use cash generated from operations, amounts available under its credit facility (including the anticipated refinancing) and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2015.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may be a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Our business involves various risks and uncertainties in addition to the normal risks of business, some of which are discussed elsewhere in this Report, including under "Forward-Looking Statements" under Part I, Item 2 of this Report, and in our other filings with the SEC.  It should be noted that our business may be adversely affected by a downturn in general economic conditions and other forces beyond our control. In addition, other risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect our business. Any such risks or uncertainties, or any of the following risks or uncertainties, that develop into actual events could result in a material and adverse effect on our business, financial condition, results of operations, or liquidity.

During the nine months ended September 30, 2015, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 except for the changes and additions described below.  The risks described below, together with all of the other information included in this Report, should be carefully considered in evaluating our business and prospects.  Please refer to our Annual Report on Form 10-K for the year-ended December 31, 2014 for a list of our other risk factors.  Solely for purposes of the risk factors in this Item 1A, the terms “we,” “our” and “us” refer to Blonder Tongue Laboratories, Inc. and its subsidiaries.

There is substantial doubt about our ability to continue as a going concern.

Our condensed consolidated financial statements for the quarter ended September 30, 2015 included herein contain a "going concern" explanatory paragraph.

During the nine months ended September 30, 2015, we experienced a decline in sales, a reduction in working capital, reported loss from operations and net cash used in operating activities in conjunction with liquidity constraints. Furthermore, our Revolver and Term Loan will expire February 1, 2016.  Based upon these facts and trends, together with our current expectations for the next four fiscal quarters, we believe that we may not have sufficient liquidity necessary to sustain operations for the next twelve months. These factors, among others, raise substantial doubt regarding our ability to continue as a going concern.

If suppliers, customers, employees or other stakeholders lose confidence in the business, it may be more difficult for us to operate and could materially adversely affect our business, results of operations, and financial condition.

Doubts regarding our ability to continue as a going concern could result in loss of confidence by our customers, suppliers, employees and other stakeholders, which, in turn, could materially adversely affect our ability to operate. Concerns about our financial condition may cause our suppliers and other counterparties to tighten credit terms or cease doing business with us altogether, which would have a material adverse effect on our business and results of operations.

Our stock price has been volatile and any investment in our common stock could suffer a significant decline or total loss in value.

Because we face significant uncertainties relating to our liquidity and ability to generate sufficient cash flows from operations and to continue to operate our business as a going concern, our stock price is volatile and any investment in our common stock could suffer a significant decline or total loss in value. Furthermore, we may not be able to maintain compliance with the continued listing standards of the NYSE MKT LLC or any other national securities exchange or over-the-counter market on which our common stock is then traded, which may also adversely affect the trading price of our common stock.

ITEM 5. OTHER INFORMATION

On November 14, 2015, the Company entered into the Eleventh Amendment to Revolving Credit, Term Loan and Security Agreement, among Santander Bank, N.A., Blonder Tongue Laboratories, Inc., and R. L. Drake Holdings, LLC. Further details surrounding this agreement are described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” which description is incorporated into this Item 5 by reference. The summary in this paragraph of the Eleventh Amendment is not complete and is qualified in its entirety by reference to the full text of the Eleventh Amendment, which is filed as Exhibit 10.3 hereto and is incorporated herein by reference.

On November 13, 2015, the Pallé Commitment was made by Robert J. Pallé and Carol Pallé to the Company. Further details surrounding this commitment are described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” which description is incorporated into this Item 5 by reference. The summary in this paragraph of the Pallé Commitment is not complete and is qualified in its entirety by reference to the full text of the Pallé Commitment, which is filed as Exhibit 10.4 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 19 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: November 16, 2015	By:	/s/ Robert J. Pallé, Jr.
Robert J. Pallé, Jr.
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A originally filed May 9, 2008.

10.1	Ninth Amendment to Revolving Credit, Term Loan and Security Agreement, dated August 12, 2015, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2015

10.2	Tenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 14, 2015, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-k, filed October 20, 2015

10.3	Eleventh Amendment to Revolving Credit, Term Loan and Security Agreement, dated November 14, 2015, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Filed herewith

10.4	Commitment Letter from Robert J. Pallé and Carol Pallé to Blonder Tongue Laboratories, Inc., dated as of November 13, 2015.	Filed herewith.

10.5	Letter of Intent Proposal from ZyCast Technology, Inc., dated as of November 13, 2015.	Filed herewith.

31.1	Certification of Robert J. Pallé, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.

101.1	Interactive data files.	Filed herewith.

- 19 -