Form 10-K
period 2015-12-31
BLONDER TONGUE LABORATORIES INC
filed 2016-03-30
CIK 1000683

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ to __________

Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.001	NYSE MKT

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
Yes ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015: $3,499,802

Number of shares of common stock, par value $.001, outstanding as of March 15, 2016: 6,764,736

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 24, 2016 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant’s last fiscal year) are incorporated by reference into Part III of this report.

Forward-Looking Statements

In addition to historical information, this Annual Report of Blonder Tongue Laboratories, Inc., a Delaware Corporation (“Blonder Tongue” or the “Company”), contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the sections entitled Item 1 - Business, Item 1A - Risk Factors, Item 3 - Legal Proceedings and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as may be required under applicable law. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS

Introduction

Overview

Blonder Tongue, with its subsidiary R. L. Drake Holdings, LLC (“RLD”), is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. For over 65 years, Blonder Tongue/Drake products have been deployed in a long list of locations, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. These applications are also variously described as commercial, institutional, and/or enterprise environments and will be referred to herein collectively as “CIE”. The customers we serve include business entities installing private video and data networks in these environments, whether they are the largest cable television operators, telco or satellite providers, integrators, architects, engineers or the next generation of Internet Protocol Television (“IPTV”) streaming video providers.

From the cable television pioneers that founded the Company in 1950, to the highly experienced research and development team that creates new products today, the Company’s success stems from listening to the needs of its customers, providing quality products to meet those needs and supporting those products after delivery. For over 65 years Blonder Tongue has been providing innovative solutions based on continually advancing technology, enabling the Company to maintain its position as a leader in many of the CIE markets it serves. Since its founding Blonder Tongue has continued to keep abreast of evolving technologies, from analog to digital television, Hybrid-Fiber Coax (“HFC”) networks with Quadrature Amplitude Modulation (“QAM”) edge devices, High Definition (“HD”) and Ultra HD encoding and transcoding, IPTV processing and distribution, and Multiscreen Adaptive Bit Rate based services.

The cable television market has reacted quickly to consumer demands for additional services by integrating multiple technologies into existing networks, providing consumers with high speed internet access in addition to enhanced video offerings. Today, video offerings have expanded from traditional broadcast linear delivery to the living room TV to live streaming to any device in your home or on the go. Traditional TV content is now available in any format to be viewed on tablets, mobile phones, computers or gaming consoles. Service Operators are migrating their video-on-demand (“VOD”) architecture to an internet protocol (“IP”) multiscreen ecosystem, which is the first step in transitioning to an all IP-based video delivery system. CIE businesses are upgrading their networks to deliver HD content to their first screen (TV) and adding the capability of IP streaming, thereby expanding viewer access to this HD content on any IP-connected devices. The infrastructure requirements to enable IP streaming provide the Company with an opportunity to market and sell its expanded IP streaming encoders and digital product lines.

While residential growth remains relatively flat, the CIE environment is growing ($9.3 billion in 2014, up from $8.5 billion in 2013). The CIE market segments that the Company serves have been focused on the migration to IPTV networks. The Company has expanded its video product line portfolio to address the growth of IP streaming. The Company’s newly introduced Scalable Transcode-Encoder Platform (“STEP”) transcodes HD/SD video content to Adaptive Bit Rate video profiles supporting multi-screen protocols for further processing into the operator’s multiscreen work flow. The Company has collaborated with cable television (“CATV”) Multiple System Operators (“MSOs”) to produce a cost-effective encoder for IP support of Public Education Government (“PEG”) video content. A custom hotel guide solution was developed for MSOs, enabling them to extract guide source data from the headend and transmit it over traditional HFC networks to produce a custom hotel guide at a lower price than the traditional third-party guide solutions. As the industry adopts Ultra-HD (4K) and High Efficiency Video Coding (“HEVC”) encoding, the Company plans to produce products to support its traditional customers as well as new customers. While already experiencing full scale commercialization in international markets, the United States market continues to increasingly embrace IPTV technology. The worldwide market now has over 125 million IPTV subscribers, and is projected to have 192 million by 2020.

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

The MPEG-2 Encoder IP core has a unique compression engine capable of creating HD MPEG-2 real-time encoding of a single channel of 1080i/720p/480i video. The use of this real-time encoding technique enables the Company to provide broadcast MPEG-2 HD and SD encoding. MPEG-2 is widely used as the format of digital television signals that are broadcast by terrestrial (over-the-air), cable, and direct broadcast satellite TV systems. The Company’s revenues for digital encoders were $7,028,000 in 2015 and $7,674,000 in 2014.

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

In February, 2012, the Company acquired substantially all of the assets and assumed certain specified liabilities of RLD, a manufacturer and distributor of products similar to those of the Company. The purchase price was approximately $7,020,000, which included a working capital adjustment of approximately $545,000. The acquisition enabled the Company to leverage the combined research and development and sales and marketing departments to shorten the product development and manufacturing cycle and deliver a more complete complement of business and product solutions for the markets the Company serves.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey (the “Old Bridge Facility”) and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at its Old Bridge Facility. Since 2007 the Company has transitioned and continues to manufacture certain high- volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. Although the Company does not currently anticipate the transfer of any additional products to the PRC for manufacture, the Company may do so if business and market conditions make it advantageous to do so. Manufacturing products both at the Company’s Old Bridge Facility and in the PRC enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. VBrick purchases of these products were approximately $1,274,000 in 2015.

The Company was incorporated in November, 1988, under the laws of Delaware as GPS Acquisition Corp. for the purpose of acquiring the business of Blonder-Tongue Laboratories, Inc., a New Jersey corporation, which was founded in 1950 by Ben H. Tongue and Isaac S. Blonder to design, manufacture and supply a line of electronics and systems equipment principally for the private cable industry. Following the acquisition, the Company changed its name to Blonder Tongue Laboratories, Inc. The Company completed the initial public offering of its shares of Common Stock in December, 1995. The address of the Company’s principal executive offices is One Jake Brown Road, Old Bridge, New Jersey 08857, and its telephone number at that location is (732) 679-4000.

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

The primary end locations of the Company’s product are the CIE environments described above, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. We provide a wide range of products to meet the special needs of these applications, so we have many types of customers, from the large cable companies to private contractors. We sell to anyone putting product into the CIE business market, including:

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

The key to proactively responding to the needs of the foregoing CIE environments is to build a suite of product solutions that are optimized for the operator’s existing infrastructure, as well as future strategy. Operators look for the following features when selecting technology:

•	Versatility for Now, providing multiple source inputs and different output formats, including simultaneous QAM and IP capability. Off-air local programs, locally generated content, and national broadcasts can all be viewed on televisions via coax, as well as on desktops and other connected devices via an IP network. This allows operators to expand the reach of their video without having to run additional cable throughout the building and optimize the use of coax and/or IP infrastructures.

•	Flexibility for the Future, recognizing that even if an operator is not utilizing both QAM and IP outputs today, these features may be needed tomorrow. Operators seek to choose scalable technology that can keep up with advances in system architecture and allow them to best leverage existing data and Wi-Fi infrastructure, without overburdening it. This includes considerations for TV Everywhere (bring your own content/device) as well as recently introduced Ultra-HD, also known as 4K..

•	Affordability, by identifying high-quality, cost-effective, innovative solutions with a strong performance-to-cost ratio, is the key to insuring the operator can offer a competitively priced package to their business and enterprise customers. Focus on the features required for the location and its management, including remote setup, monitoring and diagnostics through an IP interface and hot spare capability.

A key component of the Company’s growth strategy is to leverage its reputation across a broad product line, offering one-stop-shop convenience to the cable, broadcast and professional markets and delivering products having a high performance-to-cost ratio. The Company has historically enjoyed, and continues to enjoy, a leading position in many of the CIE market segments that it serves.

Markets Overview

The television industry has been dominated by traditional cable operators, who subsequently expanded into high-speed internet and telephony services. The penetration of wireless and direct-broadcast satellite (“DBS”) (such as DIRECTV® and DISH Network®) in the video market, continues to grow, with a combined subscriber count of almost 34 million. Telephone companies (i.e. Verizon and AT&T) also compete with cable operators for services on a national level, delivering video, high-speed internet and telephony services direct to the home or to the curb with an estimate of over 11 million subscribers.

With IPTV technology comes additional market pressures and opportunities. First, there is the matter of alternative TV services riding “Over the Top” of existing infrastructures (“OTT television”), where the delivered video is not part of the service provider’s own video service. Examples include Web-delivered video such as Netflix, Hulu and Apple TV. Cable, satellite and telco service providers will need to innovate to provide additional service offerings to compete with lower cost OTT television providers (subscribers exceeding 132 million). In addition, content providers such as HBO, SHOWTIME and CBS have deployed their own streaming services, without requiring a cable TV subscription. With the advent of “TV Everywhere”, where video is displayed not only on the traditional television, but also on personal computers and mobile devices, cable operators are trying to tackle not only technological challenges associated with these offerings, but also content management and customer authentication. The idea that the consumer is at the center, and not the hardware or the network, is revolutionizing how video (and media) content is delivered.

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

More recently, the competition among cable providers to the hospitality industry has shifted from emphasis on VOD, to providing an ever-increasing number of HD programs free to each guest room and the capability of offering OTT television. The Company believes that the demand for HD based headends that support free-to-guest service and OTT television, will continue to grow for several years. The rate of growth is limited by the costs associated with replacing all televisions in a hotel with flat screen Pro:Idiom compatible televisions, the infrastructure required to support OTT television, authentication and system management issues.

CIE- Commercial, Institutional, and/or Enterprise

The Company defines its target CIE markets to include educational campus environments, correctional facilities, short and long term health service environments, sports stadiums and airport terminals. All of these seemingly unrelated facilities contain private networks that are dependent on either locally generated or externally sourced video and/or data content. As the advanced technologies of distance learning, HDTV and IPTV permeate the market, institutional facilities are embracing these technologies to achieve site specific goals. The following are examples of the types of applications:

•	PEG Town Hall Meetings and Local Sports

•	Reception Room TV- Doctors, Dentists and Corporate Offices

•	Patient Education and Entertainment

•	Distance Learning

•	Employee Facing- Training and Company Messaging

•	Hotel Lobby Events and Advertising

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

Larger MSOs have transitioned or are in the process of transitioning to all-digital platforms (and in some instances MPEG-4/H.264); however approximately 20% of the installed base of United States television sets are still analog sets (not digital). Satellite DBS television, digitally compressed programming and IP delivery require headend products, set-top decoding receivers, or digital terminal adapters, to convert the transmitted signals back to analog so that they may be viewed on analog television sets. The replacement of substantially all analog television sets with digital sets remains costly (although such costs have decreased substantially) and will still take several years to complete. The split of analog and digital offerings provided to customers varies as a function of the size of the operator and their deployment strategy. For example, the majority of private cable and other smaller service providers continue to deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ set top boxes or digital terminal adapters at each television set.

Key Products

Blonder Tongue’s products can be separated according to function and technology. Three key categories account for the majority of the Company’s revenue – Digital Video Headend, Analog Video Headend, and HFC Distribution:

•             Digital Video Headend Products (including Encoders) are used by a system operator for acquisition, processing, compression, encoding and management of digital video. The headend is the center of a digital television system. It is the central location where multiple programs are received and, through additional processing, allocated to specific channels for digital distribution. Blonder Tongue continues to expand its Digital Product offerings to meet the evolving needs of its customers, which is expected to continue for years to come. We offer a broad line of HD and SD, MPEG-2 and MPEG-4/H.264 encoders optimized for the CIE environment. One example is a line of enhanced encoders optimized for the extreme demands of broadcasting live sports, another is a cost effective MPEG-2/H.264 encoder for IP support of PEG channels. The Company’s STEP and custom hotel guide solutions were developed for additional needs not being met in a cost effective manner. IP interfaces have been added to a wide range of products to help in the migration to IPTV, one example is the AQT8, a multichannel 8VSB/QAM-IP transcoder that receives off-air broadcast signals and transcodes them for coax and IP distribution. Other lines of digital products provided by Blonder Tongue and RLD include EdgeQAM devices and Satellite Quadrature Phase Shift Key (“QPSK”) to QAM transcoders.

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

ATSC/QAM-IP Transcoder series of products (“AQT8”) allow the user to create a customized line up from off-air and/or cable feeds for coax IP distribution. The customizable IP output contains multiple programs with a combination of single and multiple transport streams, from multiple RF input sources. The unique MPEG-2 tables associated with each of the selected input programs are transferred to the IP outputs. This means the virtual channel numbers and program names on the IP outputs can be the same as their RF program input sources. The Company’s AQT8 products enable the user to modify the metadata, including PSIP parameters, such as the Program ID, Program #, Short Name, Major Ch., and Minor Ch. Information, to provide a customized IP program delivery solution. The AQT8-IP features Emergency Alert System (“EAS”) program switching through either an ASI or IP format EAS input and terminal block contacts for triggering.

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

Digital Video Headend Product use continues to expand in all of the Company’s primary markets, bringing more advanced technology to consumers and operators. It is expected that this area will continue to be a major component of the Company’s business. The Company estimates that Digital Video Headend Products accounted for approximately 46% and 49% of the Company’s revenues in 2015 and 2014, respectively.

•             Analog Video Headend Products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Among the products offered by the Company in this category are pre-fabricated headends to accommodate legacy analog TV systems, modulators, demodulators, and processors. The Company estimates that Analog Video Headend Products accounted for approximately 17% and 27% of the Company’s revenues in 2015 and 2014, respectively.

•             HFC Distribution Products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Among the products offered by the Company in this category are broadband amplifiers, directional taps, splitters and wall outlets for coax distribution and fiber optic transmitters, receivers (nodes), and couplers. In cable television systems, the HFC distribution products are either mounted on exterior utility poles or encased in pedestals, vaults or other security devices. In CIE systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coax cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company estimates that HFC Distribution Products accounted for approximately 18% and 15% of the Company’s revenues in 2015 and 2014, respectively.

•             Other Products. There are a variety of other products that the Company sells to a lesser degree, either to fill a customer need or where sales have reduced due to changes in Company direction, technology, or market influences. Sales of products in these categories contributed less significantly to the Company’s revenues in 2015 and are expected to remain this way for 2016. These products include:

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

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products to accommodate customer demand for greater capability, (iii) license new technology, and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects, with the expectation or promise of substantial future orders. Projects may also result from new technologies that become available, or new market applications of existing technology. In the new product development process, the vast experience of the Company’s Engineering Group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace. Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and lowering production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties. The Company will also license technology if it can obtain technology more quickly, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party. There were 19 employees in the research and development department of the Company at December 31, 2015, including six employees located at the Company’s facility in Springboro, Ohio and four employees located at the Company’s facility in Ft. Wayne, Indiana. The Company’s research and development expenses were $3,331,000 and $3,416,000 for the years ended December 31, 2015 and 2014, respectively.

Marketing and Sales

Blonder Tongue markets and sells its products for use in a wide range of traditional and CIE markets, including traditional cable television, multiple dwelling unit (“MDU”), lodging/hospitality, and institutional (schools, hospitals and prisons). The Company also sells into a multitude of niche CIE markets such as sports arenas and the cruise ship industry. Sales are made directly to customers by the Company’s internal sales force, as well as through Premier Authorized Stocking Distributors. The Company instituted its Premier Distributor Program in 2007, through which a limited group of larger distributors who stock a significant amount of the Company’s products in their inventory (Premier Authorized Stocking Distributors) are given access to a special purchase incentive program allowing them to achieve volume price concessions measured on a year-to-year basis. Sales to Premier Authorized Stocking Distributors accounted for approximately 38% and 40% of the Company’s revenues for 2015 and 2014, respectively. These Premier Authorized Stocking Distributors serve multiple markets. Direct sales to cable operators and system integrators accounted for approximately 15% and 21% of the Company’s revenues for 2015 and 2014, respectively.

The Company’s sales and marketing function is performed predominantly by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities. The Company’s internal sales force consists of 16 employees, including four salespersons in Old Bridge, NJ, one salesperson in Round Rock, TX, one salesperson in Seminole, FL, two salespersons in Springboro, OH, one salesperson in Peterborough, Ontario, Canada, one sales-support person in Springboro, OH and six sales-support personnel at the Company’s headquarters in Old Bridge, New Jersey.

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

Customers

Blonder Tongue has a diverse customer base, which in 2015 consisted of approximately 239 active accounts. Approximately 48% and 59% of the Company’s revenues in 2015 and 2014, respectively, were derived from sales of products to the Company’s five largest customers. Toner Cable Equipment, Inc., World Cinema, Inc. and Nickless Schirmer accounted for approximately 16%, 11% and 10%, respectively, of the Company’s revenues in 2015. Toner Cable Equipment, Inc. and Bright House Networks accounted for approximately 16% and 12%, respectively, of the Company’s revenues in 2014. In addition, a major electronics retailer accounted for 16% of the Company’s revenues in 2014. None of these customers are obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period. Accordingly, there can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period, however, the Company currently anticipates that Toner Cable Equipment, Inc. will continue to account for a significant portion of the Company’s revenues in future periods. See disclosure below in “Risk Factors – Any substantial decrease in sales to our largest customers may adversely affect our results of operations or financial condition” for further details.

Since 2010, the Company has held multi-year contracts with key distributors in its Premier Distributor Program. This program, which began in 2007, has been quite successful for the Company. Many of the Company’s smaller business customers, with whom the Company had formerly dealt on a direct basis, now purchase the Company’s products from these Premier Authorized Stocking Distributors.

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

The Company’s revenues are derived primarily from customers in the continental United States; however, the Company also derives some revenues from customers in other geographical markets, primarily Canada and to a much more limited extent, in developing countries. Sales to customers outside of the United States represented approximately 3% and 4% of the Company’s revenues in 2015 and 2014, respectively. All of the Company’s transactions with customers located outside of the United States have historically been denominated in U.S. dollars. As such, the Company has had no material foreign currency transactions. However, the Company derived certain sales from customers located in Canada during 2015 and 2014 denominated in Canadian Dollars. Transactions denominated in foreign currencies have certain inherent risks associated with them due to currency fluctuations. See “Risk Factors” below for more detail on the risks associated with foreign currency transactions.

Manufacturing and Suppliers

Blonder Tongue’s primary manufacturing operations are presently located at the Old Bridge Facility, which also serves as the Company’s headquarters. The Company’s manufacturing operations are vertically integrated and consist principally of the programming, assembly, and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chassis and cabinets for such assemblies. Management continues to implement improvements to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor to accommodate increasingly fine pitch surface mount electronic components. The Company is capable of manufacturing assemblies of 16 layer PCBs with thousands of components including placement of 0.030x0.030mil ball grid arrays and 0201 packaged sized components, utilizing its advanced state-of-the-art automatic placement equipment as well as automated optical inspection and testing systems. Investments by the Company in these advanced manufacturing technologies is consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products. The Company also maintains a small sales and engineering facility in Springboro, Ohio and maintains a small engineering facility in Ft. Wayne, Indiana.

Since 2007, the Company has been manufacturing certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC. A key contract manufacturer in the PRC produces such products (all of which are proprietary Blonder Tongue designs) as may be requested by the Company from time to time (in the Company’s discretion) through the submission of purchase orders, the terms of which are governed by a manufacturing agreement. Although the Company does not currently anticipate the transfer of any additional products to the PRC for manufacture, the Company may do so if business and market conditions make it advantageous to do so. In connection with the Company’s initiatives in the PRC, the Company may have foreign currency transactions and may be subject to various currency exchange control programs related to its PRC operations. See “Risk Factors” below for more detail on the risk of foreign operations.

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

Since 2008, the Company has obtained and renewed licenses for a variety of technologies in concert with its digital encoder line of products. The licenses are from a number of companies including DTLA (expires April 30, 2016), and LG Electronics (expires December 2016). These standard licenses are all non-exclusive and require payment of royalties based upon the unit sales of the licensed products. With regard to the licenses expiring in 2016, the Company expects to renew these standard licenses on similar terms to those presently in force. For additional information regarding these licenses, see “Introduction – Overview” starting on page 3.

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

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2015 and does not anticipate incurring in 2016, material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2016. The Company intends to renew this permit.

Employees

As of February 29, 2016, the Company employed approximately 134 people, including 82 in manufacturing, 19 in research and development, 4 in quality assurance, 16 in sales and marketing, and 13 in a general and administrative capacity. Substantially all of these employees are full time employees. 40 of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a labor agreement with the Company that is scheduled to expire in February 2017.

ITEM 1A.	RISK FACTORS

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

Our audited consolidated financial statements for the year ended December 31, 2015 included herein contain a “going concern” explanatory paragraph.

During the year ended December 31, 2015, we experienced a decline in sales, a reduction in working capital, reported loss from operations and net cash used in operating activities in conjunction with liquidity constraints. Furthermore, our Revolver and Term Loan will expire June 1, 2016 and there can be no assurance that we will be able to further extend these sources of financing or refinance our indebtedness. Based upon these facts and trends occurring in our business, together with our current expectations for the next four fiscal quarters, we believe that if we are unable to further extend our current Revolver and Term Loan or otherwise refinance this indebtedness, we will not have sufficient liquidity necessary to sustain operations for the next twelve months. These factors, and possibly others, raise substantial doubt regarding our ability to continue as a going concern.

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

Approximately 48% and 59% of our revenues in 2015 and 2014, respectively, were derived from sales of products to the Company’s five largest customers. None of these customers are obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period. Accordingly, there can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period.

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

In addition, two of our customers accounted for approximately 38% and 49% of our outstanding trade accounts receivable at December 31, 2015 and 2014, respectively. Any substantial decrease or delay in sales to one or more of our leading customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us, or our inability to develop solid relationships with integrators that may replace the present leading customers, could have a material adverse effect on our results of operations and financial condition.

An inability to reduce expenses or increase revenues may cause continued net losses.

We have had losses each year since 2010, including a net loss of $6,771,000 for the year ended December 31, 2015. In 2015, our net sales revenue of $20.9 million, less cost of goods sold of $16.8 million, did not cover our operating expenses of approximately $10.6 million for the year ended December 31, 2015. While management believes its plan to reduce expenses and increase revenues will improve profitability, there can be no assurance that these actions will be successful. Failure to reduce expenses or increase revenues could have a material adverse effect on our results of operations and financial condition.

Inventory reserves for slow moving and excess inventories may adversely affect our results of operations and financial condition.

We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we establish reserves. If we do not meet our sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. Although we believe reserves are adequate and inventories are reflected at net realizable value, there can be no assurance that we will not have to record additional inventory reserves in the future. Significant increases to inventory reserves could have a material adverse effect on our results of operations and financial condition.

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

The vast majority of our revenues in 2015 and 2014 came from sales of our products for use by cable infrastructure operators. Demand for our products depends to a large extent upon capital spending on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including:

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

During 2015 and 2014, the U.S. economy continued to feel the effects of the significant economic downturn that began in 2008, resulting in elevated levels of financial market volatility, customer uncertainty and widespread concerns about the U.S. and world economies. The macroeconomic environment and recovery from this downturn has been challenging and inconsistent. The ongoing effects of these circumstances may continue to negatively impact the demand for our products, which may have a material adverse effect on our business, financial condition and results of operations. In addition, the economic crisis has had a material and direct impact on financial institutions, resulting in tighter credit standards, giving rise to a deterioration of liquidity in the capital markets, particularly as it relates to the credit needs of smaller companies that have faced challenges during this period. This liquidity crunch could adversely affect our ability and the ability of our customers to borrow funds to support operations or other liquidity needs (including the ability to finance capital expenditures) or otherwise borrow or raise capital. Moreover, our stock price could remain depressed or decrease if investors have concerns that our business, financial condition or results of operations will be negatively impacted by a worldwide economic downturn.

The terms of our credit agreement may restrict our current and future operating and financial flexibility and could adversely affect our financial and operational results.

As of December 31, 2015, we had approximately $6.2 million of outstanding debt under our Santander Financing, which is scheduled to expire on June 1, 2016. While we anticipate extending or refinancing all or a portion of this debt obligation on or before June 1, 2016, there can be no assurances that an extension or new financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Our inability to extend or refinance our debt obligation on acceptable terms (or at all) would likely have a material adverse on our results of operations and financial condition.

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

These restriction may limit our ability to engage in certain transactions that may be beneficial to us and our stockholders. In addition, the Santander Agreement also requires us to meet certain financial covenants on a quarterly basis. From time to time during the past two years, we have been unable to meet certain of such financial covenants and we may be unable to comply with certain of such covenants under our credit agreement in the future. Previously, the bank has permitted us to amend the Santander Agreement as it relates to such financial covenants when it appears that we may not be able to meet them, but no assurance can be given that our lender will permit further amendments or provide waivers of these requirements if we are unable to meet them in the future. Accordingly, a failure to comply with the financial covenants under the Santander Agreement could result in an event of default. In the event of a default our lender could elect to declare all borrowings, accrued and unpaid interest and other fees outstanding, due and payable, and require us to apply all of our available cash to repay these borrowings, which would likely have a material adverse on our results of operations and financial condition.

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

Historically the Company has had limited exposure to currency fluctuations since transactions with customers located outside the United States have generally been denominated in U.S. Dollars. As a result of the RLD Acquisition, however, the Company recognized sales in Canada in 2015 and 2014, denominated in Canadian Dollars and anticipates that it will continue to recognize sales in Canada denominated in Canadian Dollars in future periods. The Company incurs certain expenses which are denominated in Canadian Dollars in connection with its sales and product distribution in Canada. The Company’s functional currency is the U.S. Dollar. Accordingly, any revenue and expense denominated in Canadian Dollars needs to be translated into U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between the Canadian Dollar and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. We do not engage in currency hedging activities to limit the risks of currency fluctuations. The Company anticipates that sales in Canada during 2016 should be less than $2,000,000. Currency fluctuations could adversely impact our results of operations, cash flows and financial position.

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

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. We do not anticipate material capital expenditures during 2016 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

The uncertainties we face relating to our liquidity and ability to generate sufficient cash flows from operations and to continue to operate our business as a going concern also contributes to the volatility of our stock price, and any investment in our common stock could suffer a significant decline or total loss in value. Furthermore, we may not be able to maintain compliance with the continued listing standards of the NYSE MKT LLC or any other national securities exchange or over-the-counter market on which our common stock is then traded, which may also adversely affect the trading price of our common stock.

Our share ownership is highly concentrated.

Our directors and officers beneficially own, or have the right to vote, approximately 47% of our Common Stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.

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

The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which is owned by the Company. The Old Bridge Facility is encumbered by a mortgage held by Santander Bank, NA, securing the obligations of the Company to Santander under the Santander Loan Agreement, the outstanding principal amount of which includes the principal amount of $3,567,000 under the Term Loan as of December 31, 2015, plus all other amounts due to Santander under the Revolver, and by a mortgage held by the Subordinated Lenders (defined below) securing the Subordinated Loan Facility (defined below) in the principal amount of up to $750,000, of which $300,000 is outstanding as of March 30, 2016. In addition, the Company leases an engineering and sales facility consisting of one building totaling approximately 7,500 square feet in Springboro, Ohio. The lease for this facility expires in October, 2021. The total lease obligation will be approximately $47,000 during 2016. Further, the Company leases an engineering facility consisting of one building totaling approximately 2,400 square feet in Fort Wayne, Indiana. The lease for this facility expires in May, 2020. The total lease obligation will be approximately $38,000 during 2016. Management believes that these facilities are adequate to support the Company’s anticipated needs in 2016.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock has been traded on NYSE MKT (formerly American Stock Exchange) since the Company’s initial public offering on December 14, 1995. The following table sets forth for the quarters indicated, the high and low sale prices for the Company’s Common Stock on NYSE MKT.

Market Information

Year Ended December 31, 2015:	High	Low

First Quarter	$2.81	$.88
Second Quarter	1.03	.64
Third Quarter	.95	.46
Fourth Quarter	.75	.30

Year Ended December 31, 2014:	High	Low

First Quarter	$1.17	$.89
Second Quarter	.99	.81
Third Quarter	1.89	.75
Fourth Quarter	2.88	1.00

The Company’s Common Stock is traded on NYSE MKT under the symbol “BDR.”

Holders

As of March 15, 2016, the Company had 43 holders of record of the Common Stock. Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

Share Repurchases

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300,000 of its outstanding common stock (the “2002 Program”). On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100,000 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2015, the Company can purchase up to $72,000 of its common stock under the 2002 Program and up to 100,000 shares of its common stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. During 2015, the Company did not purchase any of its common stock under the 2002 Program or 2007 Program.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Today, the Company is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. For over 65 years, Blonder Tongue/Drake products have been deployed in a long list of locations, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. These applications are variously described as commercial, institutional and/or enterprise environments and will be referred to herein collectively as “CIE”. The customers we serve include business entities installing private video and data networks in these environments, whether they are the largest cable television operators, telco or satellite providers, integrators, architects, engineers or the next generation of Internet Protocol Television (“IPTV”) streaming video providers. The technology requirements of these markets change rapidly and the Company’s research and development team is continually delivering high performance-lower cost solutions to meet customers’ needs.

The Company’s strategy is focused on providing a wide range of products to meet the needs of the CIE environments described above, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses, and to provide offerings that are optimized for an operator’s existing infrastructure, as well as the operator’s future strategy. A key component of this growth strategy is to provide products that deliver the latest technologies (such as IPTV and digital SD and HD video content) and have a high performance-to-cost ratio.

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue. Accordingly, any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. Sales of digital video headend products were $9,628,000 and $14,310,000 and sales of analog video headend products were $3,555,000 and $7,829,000 in 2015 and 2014, respectively.

In February, 2012, the Company acquired substantially all of the assets and assumed certain specified liabilities of RLD, a manufacturer and distributor of products similar to those of the Company. The purchase price was approximately $7,020,000, which included a working capital adjustment of approximately $545,000. The acquisition enabled the Company to leverage the combined research and development and sales and marketing departments to shorten the product development and manufacturing cycle and deliver a more complete complement of business and product solutions for the markets the Company serves.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey (“Old Bridge Facility”) and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at the Old Bridge Facility. Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. Although the Company does not currently anticipate the transfer of any additional products to the PRC for manufacture, the Company may do so if business and market conditions make it advantageous to do so. Manufacturing products both at the Company’s Old Bridge Facility as well as in the PRC, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. VBrick purchases of these products were approximately $1,274,000 in 2015.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data from continuing operations as a percentage of net sales.

	Year Ended December 31,
	2015	2014

Net sales	100.0%	100.0%
Costs of goods sold	80.2	62.4
Gross profit	19.8	37.6
Selling expenses	14.7	11.7
General and administrative expenses	19.8	16.4
Research and development expenses	15.9	11.7
Loss from operations	(30.6)	(2.2)
Other expense, net	1.5	0.8
Loss before income taxes	(32.1)	(3.0)
Provision (benefit) for income taxes	-	-

2015 Compared with 2014

Net Sales. Net sales decreased $8,186,000 or 28.1% to $20,943,000 in 2015 from $29,129,000 in 2014. The decrease is primarily attributed to a decrease in sales of digital video headend products and analog video headend products offset, in part, by an increase in sales of contract manufactured products and data products. Sales of digital video headend products were $9,628,000 and $14,310,000, sales of analog video headend products were $3,555,000 and $7,829,000, sales of contract manufactured products were $1,553,000 and $344,000 and sales of data products were $1,051,000 and $17,000 in 2015 and 2014, respectively. The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products.

Cost of Goods Sold. Cost of goods sold decreased to $16,788,000 in 2015 from $18,168,000 in 2014 but increased as a percentage of sales to 80.2% from 62.4%. The dollar decrease is primarily attributed to reduced sales. The increase as a percentage of sales is attributed to an increase in the provision for inventory reserves as well as a less favorable product mix. The provision for inventory reserves was $2,053,000 and $474,000 in 2015 and 2014, respectively. The Company expects cost of goods sold as a percentage of sales to go down during 2016.

Selling Expenses. Selling expenses decreased to $3,072,000 in 2015 from $3,404,000 in 2014, but increased as a percentage of sales to 14.7% for 2015 from 11.7% for 2014. This $332,000 decrease is primarily attributable to a decrease of $273,000 as a result of closing our Canadian facility, a decrease in salaries and fringe benefits of $132,000, offset by an increase in royalty expenses of $172,000. The increase as a percentage of sales is attributed to a decrease in net sales. The Company anticipates that expenses in this area will be reduced in 2016, as the Company implemented certain cost savings measures during 2015.

General and Administrative Expenses. General and administrative expenses decreased to $4,152,000 in 2015 from $4,770,000 in 2014 and increased as a percentage of sales to 19.8% for 2015 from 16.4% in 2014. The $618,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $707,000 and a decrease in travel and entertainment of $226,000, offset by an increase in professional fees of $151,000 and the lack of an insurance reimbursement of $76,000 which occurred in 2014. The increase as a percentage of sales is attributed to a decrease in net sales. The Company anticipates that expenses in this area will be reduced in 2016, as the Company implemented certain cost savings measures during 2015.

Research and Development Expense. Research and development expenses decreased to $3,331,000 in 2015 from $3,416,000 in 2014, but increased as a percentage of sales to 15.9% in 2015 from 11.7% in 2014. This $85,000 decrease is primarily attributable to a decrease in license fees of $61,000. The increase as a percentage of sales is attributed to a decrease in net sales. The Company anticipates that expenses in this area will be reduced in 2016, as the Company implemented certain cost savings measures during 2015.

Operating Loss. Operating loss of $(6,400,000) for 2015 represents an increase of $5,771,000 from the operating loss of $(629,000) in 2014. Operating loss as a percentage of sales increased to (30.6)% in 2015 from (2.2)% in 2014.

Interest expense. Interest expense increased to $304,000 in 2015 from $250,000 in 2014. The increase is the result of higher interest rates and higher average borrowings. The Company anticipates an increase in its interest expense in 2016 as a result of higher cost of funds from potential alternative lenders.

Income Taxes. The provision for income taxes was $46,000 in 2015 and $31,000 in 2014. The Company records a full valuation allowance for net deferred tax assets that are no longer considered to be realizable. The increase in the 2015 provision is attributable to an increase in the deferred tax provision related to the amortization of indefinite lived intangible assets, or “naked credits,” which cannot be offset by the valuation allowance. The Company expects to continue to provide a full valuation allowance until it can sustain a level of profitability that demonstrates its ability to utilize these net deferred tax assets. The significant negative evidence supporting the full valuation allowance includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2015, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2015 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

As of December 31, 2015 and 2014, the Company’s working capital (deficit) was $(309,000) and $8,761,000, respectively. The decrease in working capital is attributable primarily due to the reclassification of the Santander Term Loan of $3,349,000 from long term to short term, a decrease in inventories of $3,662,000 and an increase in borrowings under the Revolver of $1,395,000.

The Company’s net cash used in operating activities for the year ended December 31, 2015 was $798,000 primarily due to non-cash expenses of $3,622,000 and a reduction in inventories of $1,793,000, offset by a net loss of $6.725,000, compared to net cash provided by operating activities for the year ended December 31, 2014 of $1,615,000 primarily due to non-cash expenses of $2,135,000 and a reduction in accounts receivable of $836,000, offset by a net loss of $902,000.

Cash used in investing activities was $641,000, which was attributable primarily to capital expenditures of $188,000 and the acquisition of licenses of $453,000.

Cash provided by financing activities was $1,216,000 for the period ended December 31, 2015, comprised primarily of net borrowings on the line of credit of $1,395,000 and borrowings of subordinated debt of $100,000 offset by repayments of debt of $279,000.

On March 28, 2016 the Company and RLD, as borrowers and Robert J. Pallé, as agent (in such capacity “Agent”) and as a lender, together with Carol M. Pallé, Steven Shea and James H. Williams as lenders (collectively, the “Subordinated Lenders”) entered into a certain Amended and Restated Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the Subordinated Lenders agreed to provide the Company with a delayed draw term loan facility of up to $750,000 (“Subordinated Loan Facility”), under which individual advances in amounts not less than $50,000 may be drawn by the Company. Interest on the outstanding balance under the Subordinated Loan Facility from time to time, accrues at 12% per annum (subject to increase under certain circumstances) and is payable monthly in-kind by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest. The Subordinated Lenders have the option of converting the principal balance of the loan, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price of $0.54 per share (subject to adjustment under certain circumstances). This conversion right is subject to any necessary stockholder approval required by the rules of the NYSE MKT, and the Company has agreed to submit a proposal at its 2016 annual meeting to obtain stockholder approval. The obligations of the Company and RLD under the Subordinated Loan Agreement are secured by substantially all of the Company’s and RLD’s assets, including by a mortgage against the Old Bridge Property (the “Subordinated Mortgage”). The Subordinated Loan Agreement terminates three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, will be due and payable in full.

In connection with the Subordinated Loan Agreement, the Company, RLD, the Subordinated Lenders and Santander entered into an Amended and Restated Subordination Agreement (the “Subordination Agreement"), pursuant to which the rights of the Subordinated Lenders under the Subordinated Loan Agreement and the Subordinated Mortgage are subordinate to the rights of Santander under the Santander Loan Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of Santander. As of March 30, 2016, the Subordinated Lenders have advanced $300,000 to the Company.

The Subordinated Loan Agreement amended and restated a prior agreement entered into on February 11, 2016 between the Company and RLD, as borrowers and Robert J. Pallé and Carol M. Pallé, as lenders (the “Prior Subordinated Loan Agreement”), pursuant to which Mr. and Mrs. Pallé had agreed to provide the Company with a delayed draw term loan facility of up to $600,000 on terms substantially similar to those terms set forth in the Subordinated Loan Agreement, including the conversion rights and pledge of Company assets to secure the loan. Aggregate advances under the Prior Subordinated Loan Agreement were $300,000 and such balances have transferred over to and now constitute outstanding balances under the Subordinated Loan Agreement. The Prior Subordinated Loan Agreement was amended and restated by the Subordinated Loan Agreement in order to increase the amount available for borrowing by the Company in an effort to further enhance the Company’s capital resources and liquidity.

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.) through its Sovereign Business Capital division (“Santander”), pursuant to which the Company obtained an $8,000,000 credit facility from Santander (the “Santander Financing”). The Company and Santander entered into a series of amendments to the foregoing Revolving Credit, Term Loan and Security Agreement (as so amended, the “Santander Agreement”), which, among other things, adjusted the Santander Financing to $7,567,000 consisting of (i) a $4,000,000 asset-based revolving credit facility (“Revolver”) and (ii) a $3,567,000 term loan facility (“Term Loan”), each expiring on June 1, 2016. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Santander Agreement. The obligations of the Company under the Santander Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.50% or the LIBOR rate plus 4.25%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.75% or the LIBOR rate plus 4.50%. Prime was 3.50% at December 31, 2015. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.43%, 0.62% and 0.87%, respectively, at December 31, 2015.

On March 1, 2016, the Company entered into the Fourteenth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fourteenth Amendment”) to amend the Santander Financing. The Fourteenth Amendment extended the termination date of the Santander Agreement and the “Additional Availability Period” under the Santander Agreement from March 1, 2016 to June 1, 2016. In addition, the Fourteenth Amendment amends certain of the Company’s financial covenants. In particular, the amended covenants relaxed the previous balance sheet leverage ratio compliance threshold of 1.25:1.00, and will now require that the Company maintain a balance sheet leverage ratio of not more than (i) 1.85 to 1.00 as of December 31, 2015 and (ii) 2.00 to 1.00 as of March 31, 2016. In addition, the amended covenants relaxed the previous EBITDA compliance threshold and will now require that the Company achieve EBITDA thresholds of not less than (i) negative (-) $3,897,000 as of December 31, 2015 (calculated on a trailing twelve month basis) and (ii) $50,000 as of March 31, 2016 (calculated on a trailing three month basis). The Fourteenth Amendment also requires that the Subordinated Lenders provide the Company with advances under the Subordinated Loan Facility in an aggregate amount (taking into account all prior advances) of $500,000, not later than March 31, 2016. The Company is currently in compliance with the covenants provided in the Fourteenth Amendment.

On February 1, 2016, the Company entered into the Thirteenth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Thirteenth Amendment”) to amend the Santander Financing. The Thirteenth Amendment extended the termination date of the Santander Agreement and the “Additional Availability Period” under the Santander Agreement from February 1, 2016 to March 1, 2016. In addition, the Thirteenth Amendment reduced the maximum loan amount available under the Loan Agreement from $9,350,000 to $8,350,000 and reduced the maximum amount available for borrowing under the Revolver from $5,000,000 to $4,000,000.

On December 16, 2015, the Company entered into the Twelfth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Twelfth Amendment") to amend certain terms of the Santander Agreement to facilitate the Company’s ability to obtain additional capital through the issuance of equity or subordinated debt securities or the entry into subordinated loan arrangements following the date of the Twelfth Amendment. In particular, the Twelfth Amendment modified terms of the Santander Agreement that had restricted the incurrence of indebtedness and the creation of liens, to allow the Company to incur indebtedness that is subordinate to the indebtedness under the Santander Agreement and to permit that indebtedness to be secured, provided that any security would also be subordinate to the obligations and liens under the Santander Agreement. In addition, the Twelfth Amendment modified the restrictions on the Company’s ability to enter into transactions with its affiliates to permit the issuance of equity or subordinated debt securities to one or more affiliates or the entry into subordinated loan arrangements with one or more affiliates. The Twelfth Amendment also excluded the proceeds of any permitted equity or debt financing from the collateral subject to Santander’s lien under the Santander Agreement, until such time as and to the extent, such proceeds were utilized for the Company’s working capital or other general corporate purposes.

On November 14, 2015, the Company entered into the Eleventh Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Eleventh Amendment”) to amend the Santander Financing. The Eleventh Amendment (i) waived the Company’s failure of compliance with the Minimum EBITDA and leverage ratio covenants for the measurement period ended September 30, 2015, effective as of September 30, 2015, and (ii) increased the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until February 1, 2016, after which it was to revert back to 25%. The Eleventh Amendment also contained other customary representations, covenants, terms and conditions. In connection with the Eleventh Amendment, the Company paid Santander an amendment fee of $50,000.

On October 14, 2015, the Company entered into the Tenth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Tenth Amendment”) to amend the Santander Financing. The Tenth Amendment extended the increase in the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until November 30, 2015, after which it was to revert back to 25%. The Tenth Amendment also contained other customary representations, covenants, terms and conditions. In connection with the Tenth Amendment, the Company paid Santander an amendment fee of $5,000.

On August 12, 2015, the Company entered into the Ninth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Ninth Amendment”) to amend the Santander Financing. The Ninth Amendment waived the Company’s failure of compliance with the Minimum EBITDA covenant for the measurement period ended June 30, 2015, effective as of June 30, 2015, and also contained other customary representations, covenants, terms and conditions. In connection with the Ninth Amendment, the Company paid Santander an amendment fee of $20,000.

On May 14, 2015, the Company entered into the Eighth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Eighth Amendment”) to amend the Santander Financing. The Eighth Amendment (i) waived the Company’s failure of compliance with the Minimum EBITDA covenant for the three-month period ended March 31, 2015, effective as of March 31, 2015, and (ii) increased the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until September 30, 2015, after which it was to revert back to 25%. The Eighth Amendment also contained other customary representations, covenants, terms and conditions. In connection with the Eighth Amendment, the Company paid Santander an amendment fee of $15,000. The Eighth Amendment was in lieu of the Temporary Overadvance Facility, as more fully discussed in the next paragraph.

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

On January 21, 2015, the Company entered into the Seventh Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Seventh Amendment”) to amend the Santander Financing. The Seventh Amendment (i) extended by one year the Termination Date of the Santander Agreement from February 1, 2015 to February 1, 2016; (ii) continued the installment payments of principal under the Term Loan at the same monthly payment of $18,000 per month for the additional year until the final payment of unpaid principal and interest is due on February 1, 2016; (iii) increased the interest rates applicable to the Revolver and the Term Loan by one quarter of one percent (0.25%); and (iv) reset and modified the Minimum EBITDA covenant to address the term being extended by one year. The Seventh Amendment also contained other customary representations, covenants, terms and conditions. The Company paid a $15,000 amendment fee to Santander in connection with the Seventh Amendment.

On March 28, 2014, the Company entered into the Sixth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Sixth Amendment”) to amend the Santander Financing. The Sixth Amendment (i) reduced the maximum amount available for borrowing under the Revolver from $6,000,000 to $5,000,000, (ii) increased the interest rates applicable to the Revolver and the Term Loan by three quarters of one percent, (iii) modified the Company’s fixed charge coverage ratio covenant to eliminate the testing thereof with respect to the trailing 12-month period ended as of December 31, 2013, (iv) eliminated the fixed charge coverage ratio covenant with respect to all periods after December 31, 2013, (v) modified the minimum EBITDA covenant to (a) eliminate the testing thereof with respect to the fiscal year ended December 31, 2013, (b) change the manner of calculation thereof, and (c) imposed a quarterly building minimum EBITDA covenant test, commencing with the fiscal quarter ended on March 31, 2014, and thereafter for the two fiscal quarters ending June 30, 2014, the three fiscal quarters ending September 30, 2014, the four fiscal quarters ending December 31, 2014 and thereafter quarterly on a trailing four fiscal quarter basis, (vi) reduced the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 50% to 35%, with a further reduction in such advance rate to 25% effective on or about June 27, 2014 and (vii) reduced the sublimit on advances against such Eligible Inventory from $3,000,000 to $2,000,000. In connection with the Sixth Amendment, the Company paid Santander an amendment fee of $45,000.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $2,664,000 at December 31, 2015. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,567,000 at December 31, 2015.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities, as evidenced by the Santander Agreement.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing and the Subordinated Loan Facility. As of December 31, 2015, the Company had approximately $2,664,000 outstanding under the Revolver and $423,000 of additional availability for borrowing under the Revolver. As of February 29, 2016, the Company had approximately $2,497,000 outstanding under the Revolver and $539,000 of additional availability for borrowing under the Revolver, as well as $300,000 of additional availability for borrowing under the Subordinated Loan Facility.

The Company’s Revolver and Term Loan under the Santander Financing, which was to have expired on February 1, 2016, has been extended by Santander through June 1, 2016. While the Company anticipates either obtaining a further extension to the maturity date of the Santander Financing or refinancing all or part of the Santander Financing prior to June 1, 2016, there can be no assurances that an extension or refinancing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Beginning in early 2015, the Company experienced a significant decline in its net sales, which have not recovered to historical norms, but which have stabilized at reduced levels. The Company does not anticipate that sales will recover to historical norms during 2016. In light of these developments and as detailed below, the Company has taken dramatic steps during the past year, implemented in several phases, in order to manage operations through what has been and is anticipated to be a protracted period of diminished sales levels. Based upon these facts and trends occurring in our business, together with our current expectations for the next four fiscal quarters, we believe that if we are unable to further extend our current Revolver and Term Loan or otherwise refinance this indebtedness, we will not have sufficient liquidity necessary to sustain operations for the next twelve months. These factors, and possibly others, raise substantial doubt about the Company’s ability to continue as a going concern, a risk that was discussed in our quarterly report on Form 10-Q filed in November 2015.

During the past year, the Company has focused on implementing a turnaround strategy, under which since March 2015 it has been implementing operational and financial processes to improve liquidity, cash flow and profitability. In addition to seeking to further extend or refinance its outstanding indebtedness with Santander that is due on June 1, 2016, the Company has also entered into the Subordinated Loan Facility, which has provided the Company with $300,000 of additional working capital and under which there remains availability for further borrowings of an additional $450,000. The Company is currently in discussions with Santander to extend the term of the Company’s Revolver and Term Loan and is in early stage discussions with several alternative lenders regarding refinancing of the Santander Financing. As of the date of this Report, however, uncertainty exists as to the ultimate outcome of a refinancing or extension of the Company’s Revolver and Term Loan and any commitment or proposal. Accordingly, there are no assurances that these commitments, proposals or discussions will result in any transaction, or that any such transaction, if implemented, will be successful.

In other efforts to alleviate the liquidity pressures and reposition the Company to generate positive cash flow at a lower level of net sales, since March 2015, the Company has implemented a multi-phase cost-reduction program which reduced expenses during 2015 by approximately $1,035,000 and which is anticipated to provide annualized cash savings of approximately $2,590,000 during 2016, compared to the Company’s costs as they existed prior to the commencement of the cost reduction program. In 2016, the Company is implementing additional elements of its cost reduction program designed to preserve working capital, including the further reduction of salaries of certain employees of the Company. Although we believe we have made and will continue to make progress under these programs (e.g., the Company’s liquidity has modestly improved since March 30, 2015), we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that our planned operational improvements will be successful. If anticipated operating results are not achieved, and/or sufficient funds are not obtained from the Company’s efforts to refinance and raise capital, further reductions in operating expenses may be needed and could have a material adverse effect on the Company’s ability to achieve its intended business objectives and continue as a going concern.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on June 1, 2016. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates obtaining a further extension or refinancing its long-term debt obligations at maturity. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company will be required to refinance all or part of its existing indebtedness by June 1, 2016 (unless a further extension from Santander is obtained), there can be no assurances that it will successfully do so. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, or other events may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $188,000 and $673,000 in the years ended December 31, 2015 and 2014, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility, proceeds from advances under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

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

Approximately 73% of the non-current inventories are comprised of finished goods. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for fiscal years beginning after December 15, 2017. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This standard requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The standard is effective for interim and annual periods beginning after December 15, 2016, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As permitted, the Company elected to early adopt this standard effective December 31, 2015, and applied the standard prospectively. The adoption of this standard did not have a significant impact on the Company’s financial statements, other than the prospective classification of deferred tax liabilities and assets as long-term in accordance with the new presentation requirements. For more information on income taxes, see Note 14 – Income Taxes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In September 2015, the FASB issued ASU No. 2015-16:  “Business Combinations (Topic 805)”.  This guidance was issued to amend existing guidance related to measurement period adjustments associated with a business combination.  The new standard requires the Company to recognize measurement period adjustments in the reporting period in which the adjustments are determined, including any cumulative charge to earnings in the current period.  The amendment removes the requirement to adjust prior period financial statements for these measurement period adjustments.  The guidance is effective for annual period beginning after December 15, 2015 and early adoption is permitted.  The adoption of this standard will not have a significant impact on the Company’s consolidated financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (“ASU 2015-11”). Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2015 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2015 or 2014, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2015.

Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the 1992 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2015 the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about the Company’s directors and executive officers is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2016 Annual Meeting of Stockholders. The information about the Company’s Audit Committee (excluding the Audit Committee Report) and the Audit Committee’s “audit committee financial expert,” is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2016 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2016 Annual Meeting of Stockholders.

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

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2016 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2016 Annual Meeting of Stockholders. Information about the independence of each director or nominee for director of the Company during 2015 is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accounting Firm” and “Pre-Approval Policy for Services by Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2016 Annual Meeting of Stockholders.

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

(b)	Index to Exhibits:

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A for the period ending December 31, 2007, filed May 9, 2008.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

4.2	Warrant to Adaptive Micro-Ware, Inc.	Incorporated by reference from Exhibit 4.1 to Quarterly Report on Form 10-Q filed November 14, 2012.

10.1	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2013.

10.2	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2013, filed March 31, 2014.

10.3	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

10.4	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix A to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 21, 2014.

10.5	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 21, 2014.

10.6	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 15, 2005.

10.7	Form of Option Agreement under the 2005 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2007, filed March 31, 2008.

10.8	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

Exhibit No.	Description	Location

10.9	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.10	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed May 20, 2011.

10.11	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed May 20, 2011.

10.12	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2014, filed August 14, 2014.

10.13	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2014, filed August 14, 2014.

10.14	Blonder Tongue Laboratories, Inc. Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed June 20, 2014.

10.15	Deferred Compensation Plan for James A. Luksch, effective as of January 1, 2011, as amended and restated on February 4, 2011.	Incorporated by reference from Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.16	Revolving Credit, Term Loan and Security Agreement, dated August 6, 2008, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed August 8, 2008.

10.17	First Amendment to Revolving Credit, Term Loan and Security Agreement, dated January 14, 2011, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed January 20, 2011.

10.18	Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated February 1, 2012, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed February 7, 2012.

10.19	Third Amendment to Revolving Credit, Term Loan and Security Agreement, dated August 10, 2012, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 14, 2012

Exhibit No.	Description	Location

10.20	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 27, 2013, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2012, filed April 1, 2013.

10.21	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, dated November 13, 2013, between Santander Bank, N.A. Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2013, filed November 14, 2013.

10.22	Sixth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 28, 2014, between Santander Bank N.A. Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2013, filed March 31, 2014.

10.23	Seventh Amendment to Revolving Credit, Term Loan and Security Agreement, dated January 21, 2015, between Santander Bank N.A. Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed January 21, 2015.

10.24	Eighth Amendment to Revolving Credit, Term Loan and Security Agreement, dated May 14, 2015, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q, for the period ending March 31, 2015, filed May 15, 2015.

10.25	Ninth Amendment to Revolving Credit, Term Loan and Security Agreement, dated August 12, 2015, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, for the period ending June 30, 2015, filed August 14, 2015.

10.26	Tenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 14, 2015, between Santander Bank, N.A. and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed October 20, 2015.

10.27	Eleventh Amendment to Revolving Credit, Term Loan and Security Agreement, dated November 14, 2015, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2015, filed November 16, 2015.

10.28	Twelfth Amendment to Revolving Credit, Term Loan and Security Agreement, dated December 16, 2015, between Santander Bank, N.A. and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed December 16, 2015.

Exhibit No.	Description	Location

10.29	Thirteenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated February 1, 2016, between Santander Bank, N.A. and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed February 2, 2016.

10.30	Fourteenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 1, 2016, between Santander Bank, N.A. and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed March 1, 2016.

10.31	Director Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed March 23, 2015.

10.32	Letter Agreement with James A. Luksch dated March 24, 2015	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed March 26, 2015.

10.33	Agreement with Blonder Tongue Laboratories, Inc. and Santander Bank N.A. dated March 30, 2015.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2015, filed May 15, 2015.

10.34	Senior Subordinated Convertible Loan and Security Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and Robert J. Pallé and Carol M. Pallé.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

10.35	Mortgage and Security Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., as Mortgagor and Robert J. Pallé and Carol M. Pallé, as Mortgagee.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

10.36	Subordination Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, Robert J. Pallé and Carol M. Pallé and Santander Bank, N.A.	Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

10.37	Amended and Restated Senior Subordinated Convertible Loan and Security Agreement dated as of March 28, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and Robert J. Pallé, as agent and as a lender and Carol M. Pallé, James H. Williams and Steven Shea, as lenders.	Filed herewith.

Exhibit No.	Description	Location

10.38	Amended and Restated Mortgage and Security Agreement, dated as of March 28, 2016, by and between Blonder Tongue Laboratories, Inc., as Mortgagor and Robert J. Pallé, in his capacity as agent, as Mortgagee.	Filed herewith.

10.39	Amended and Restated Subordination Agreement, dated as of March 28, 2016, by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, Robert J. Pallé, Carol M. Pallé, James H. Williams, and Steven Shea, and Santander Bank, N.A.	Filed herewith.

21	Subsidiaries of Blonder Tongue	Filed herewith.

23.1	Consent of Marcum LLP.	Filed herewith.

31.1	Certification of Robert J. Pallé pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	Interactive data files.	Filed herewith.

Exhibits 10.1, 10.3-10.15, and 10.31-10.32 represent management contracts or compensation plans or arrangements.

(c)	Financial Statement Schedules:

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Blonder Tongue Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum llp

Marcum LLP

New York, NY

March 30, 2016

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash	$9	$232
Accounts receivable, net of allowance for doubtful accounts of $239 and $176	2,432	2,425
Inventories	5,595	9,257
Prepaid and other current assets	277	651
Prepaid benefit costs	-	-
Total current assets	8,313	12,565
Inventories, net non-current	1,444	1,628
Property, plant and equipment, net of accumulated depreciation and amortization	3,621	3,923
License agreements, net	458	645
Intangible assets, net	1,784	1,962
Goodwill	493	493
Other assets, net	117	28
	$16.230	$21,244
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,664	$1,269
Current portion of long-term debt	3,604	286
Accounts payable	1,387	1,351
Accrued compensation	388	513
Accrued benefit pension liability	54	260
Income taxes payable	6	24
Other accrued expenses	519	101
Total current liabilities	8,622	3,804

Long-term debt	110	3,607
Deferred income taxes	129	95
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued, 6,766 and 6,263 shares outstanding	8	8
Paid-in capital	26,361	26,435
Accumulated deficit	(12,198)	(4,096)
Accumulated other comprehensive loss	(1,168)	(1,354)
Treasury stock, at cost, 1,699 and 2,202 shares	(5,634)	(7,255)
Total stockholders’ equity	7,369	13,738
	$16,230	$21,244

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year ended December 31
	2015	2014

Net sales	$20,943	$29,129
Cost of goods sold	16,788	18,168
Gross profit	4,155	10,961
Operating expenses:
Selling expenses	3,072	3,404
General and administrative	4,152	4,770
Research and development	3,331	3,416
	10,555	11,590
Loss from operations	(6,400)	(629)

Other expense:
Interest expense	(325)	(242)
Loss before income taxes	(6,725)	(871)
Provision for income taxes	46	31
Net loss	$(6,771)	$(902)
Net loss per share, basic and diluted	$(1.05)	$(0.14)
Weighted average shares outstanding, basic and diluted	6,464	6,223
Net loss	$(6,771)	$(902)
Changes in accumulated unrealized pension losses, net of taxes	186	(686)
Comprehensive loss	$(6,585)	$(1,588)

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance at January 1, 2014	8,465	$8	$26,190	$(3,194)	$(668)	$(7,308)	$15,028
Net loss	-	-	-	(902)	-	-	(902)
Recognized pension loss, net of taxes	-	-	-	-	(686)	-	(686)
Stock option exercises	-	-	-	-	-	41	41
Common stock sale-Executive Purchase Plan	-	-	-	-	-	12	12
Stock-based Compensation	-	-	245	-	-	-	245
Balance at December 31, 2014	8,465	8	26,435	(4,096)	(1,354)	(7,255)	13,738
Net loss	-	-	-	(6,771)	-	-	(6,771)
Recognized pension gain, net of taxes	-	-	-	-	186	-	186
Issuance of restricted stock awards for treasury stock, 502 shares	-	-	(290)	(1,331)	-	1,621	-
Stock-based Compensation	-	-	216	-	-	-	216
Balance at December 31, 2015	8,465	$8	$26,361	$(12,198)	$(1,168)	$(5,634)	$7,369

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(6,771)	$(902)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	490	460
Amortization	818	955
Stock-based compensation expense	216	245
Provision for inventory reserves	2,053	474
Provision for doubtful accounts	65	(20)
Non cash pension expense	(20)	(11)
Deferred income taxes	34	32
Changes in operating assets and liabilities:
Accounts receivable	(72)	836
Inventories	1,793	(269)
Prepaid and other current assets	374	(193)
Other assets	(89)	131
Income taxes payable	(18)	-
Accounts payable, accrued expenses and accrued compensation	329	(123)
Net cash provided by (used in) operating activities	(798)	1,615
Cash Flows From Investing Activities:
Capital expenditures	(188)	(673)
Acquisition of licenses	(453)	(554)
Net cash used in investing activities	(641)	(1,227)
Cash Flows From Financing Activities:
Net borrowings (repayment) on line of credit	1,395	(6)
Repayments of debt	(279)	(270)
Borrowings of debt	100	-
Proceeds from exercise of stock options	-	41
Proceeds from sale of common stock	-	12
Net cash provided by (used in) financing activities	1,216	(223)
Net increase (decrease) in cash	(223)	165
Cash, beginning of year	232	67
Cash, end of year	$9	$232
Supplemental Cash Flow Information:
Cash paid for interest	$297	$249
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies

(a)	The Company and Basis of Consolidation

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

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2015 and 2014. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the creditworthiness of the financial institutions and evaluates its credit exposure.

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

The Company continually analyzes its slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value.

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

(in thousands, except per share data)

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Accounting principles generally accepted in the United States (“GAAP”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

The Company’s business includes one goodwill reporting unit. The Company annually reviews goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of the net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired. The Company performed its annual goodwill impairment test on December 31, 2015 using the step one impairment test comparing the fair value of the entity with its carrying value. Based upon the results, the Company determined that goodwill was not impaired as of December 31, 2015.

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

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2015 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$535	$830
Proprietary technology	349	136	213
Non-compete agreements	248	248	-
Amortized intangible assets	1,962	919	1,043
Non-Amortized Trade name	741	-	741
Total	$2,703	$919	$1,784

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2014 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$398	$967
Proprietary technology	349	102	247
Non-compete agreements	248	241	7
Amortized intangible assets	1,962	741	1,221
Non-Amortized Trade name	741	-	741
Total	$2,703	$741	$1,962

Amortization is computed utilizing the straight-line method over the estimated useful lives of 10 years for customer relationships, 10 years for proprietary technology, and 3 years for non-compete agreements. Trade name is not amortized as it has an indefinite life. Amortization expense for intangible assets was $178 and $254 for the years ended December 31, 2015 and 2014, respectively. Intangible asset amortization is projected to be approximately $171 per year in 2016, 2017, 2018, 2019 and 2020, respectively.

(g)	Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2015.

(h)	Derivative Financial Instruments

The Company utilizes interest rate swaps at times to manage interest rate exposures. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The Company did not hold an interest rate swap during the years ended December 31, 2015 or 2014. The Company does not hold or issue financial instruments for trading purposes.

(i)	Treasury Stock

Treasury Stock is recorded at cost. Gains and losses on subsequent reissuance are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

(j)	Significant Risks and Uncertainties

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include stock compensation and reserves related to accounts receivable, inventory and deferred tax assets. Actual results could differ from those estimates.

At December 31, 2015, approximately 30% of the Company’s employees were covered by a collective bargaining agreement, that is scheduled to expire in February 2017.

The Company’s analog video headend products accounted for approximately 17% and 27% of the Company’s revenues in the years ended December 31, 2015 and 2014, respectively. The Company’s digital video headend products accounted for approximately 45% and 49% of the Company’s revenues in the years ended December 31, 2015 and 2014, respectively. Any substantial decrease in sales of analog video headend products without a related increase in digital video headend products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

(k)	Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. Royalty expense was $107 and $(64) for the years ended December 31, 2015 and 2014, respectively. The Company amortizes license fees over the life of the relevant contract.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The components of intangible assets consisting of license agreements that are carried at cost less accumulated amortization are as follows:

	December 31,
	2015	2014

License agreements	$5,904	$5,451
Accumulated amortization	(5,446)	(4,806)
	$458	$645

Amortization of license fees is computed utilizing the straight-line method over the estimated useful life of 2 years. Amortization expense for license fees was $640 and $701 in the years ended December 31, 2015 and 2014, respectively. Amortization expense for license fees is projected to be approximately $353 and $105 in the years ended December 31, 2016 and 2017, respectively.

(l)	Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2015 and 2014 and cumulative translation gains and losses as of December 31, 2015 and 2014 were not material.

(m)	Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

(n)	Revenue Recognition

The Company records revenues when products are shipped and the amount of revenue is determinable and collection is reasonably assured. Customers do not have a right of return. The Company provides a three year warranty on most products. Warranty expense was de minimis in the two year period ended December 31, 2015.

(o)	Share Based Payments

The Company accounts for share based payments in accordance with ASC Topic 718 “Compensation – Stock Payments” (“ASC Topic 718”). The statement requires companies to expense the value of employee stock options and similar awards. Under ASC Topic 718, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under ASC Topic 718 was $216 and $245 for the years ended December 31, 2015 and 2014, respectively.

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 6.5 years; no dividend yield; volatility at 51% and 71%, and risk free interest rate of .25% and 1.58% for 2015 and 2014, respectively. The fair value of unrestricted and restricted stock awards is estimated by the market value of the Company’s common stock at the date of grant.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

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

Earnings (loss) per share are calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,878 and 910 related to stock options for December 31, 2015 and 2014, respectively. These shares were excluded due to their antidilutive effect.

(r)	Other Comprehensive(Loss) Income

Comprehensive (loss) income is a measure of income which includes both net (loss) income and other comprehensive (loss) income.  Other comprehensive (loss) income results from items deferred from recognition into the statement of operations and principally consists of unrecognized pension losses net of taxes.  Accumulated other comprehensive (loss) income is separately presented on the Company’s consolidated balance sheet as part of stockholders’ equity.

(s)	Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would require adjustment to or disclosure in the consolidated financial statements.

(t)	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for fiscal years beginning after December 15, 2017. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This standard requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The standard is effective for interim and annual periods beginning after December 15, 2016, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As permitted, the Company elected to early adopt this standard effective December 31, 2015, and applied the standard prospectively. The adoption of this standard did not have a significant impact on the Company’s financial statements, other than the prospective classification of deferred tax liabilities and assets as long-term in accordance with the new presentation requirements. For more information on income taxes, see Note 14 – Income Taxes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In September 2015, the FASB issued ASU No. 2015-16:  “Business Combinations (Topic 805)”.  This guidance was issued to amend existing guidance related to measurement period adjustments associated with a business combination.  The new standard requires the Company to recognize measurement period adjustments in the reporting period in which the adjustments are determined, including any cumulative charge to earnings in the current period.  The amendment removes the requirement to adjust prior period financial statements for these measurement period adjustments.  The guidance is effective for annual period beginning after December 15, 2015 and early adoption is permitted.  The adoption of this standard will not have a significant impact on the Company’s consolidated financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (“ASU 2015-11”). Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2015 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2015 or 2014, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the year ended December 31, 2015, the Company experienced a decline in sales, a reduction in working capital, reported a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. Furthermore, the Company’s Revolver and Term Loan will expire by their terms on June 1, 2016, unless extended. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to lower than expected sales due to a slowdown in market activities experienced during the fiscal year, the Company implemented a multi-phase cost-reduction program which is expected to reduce annualized expenses by approximately $2,850, including a temporary reduction in certain executive salaries, a decrease in workforce and a decrease in engineering consulting expenses.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing and the Subordinated Loan Facility (as such terms are defined in Note 5 below). As of December 31, 2015, the Company had approximately $2,664 outstanding under the Revolver (as defined in Note 5 below) and $423 of additional availability for borrowing under the Revolver. As indicated in Note 5 below, the Subordinated Loan Facility provides the Company with up to $750 of additional liquidity. The Company expects to either obtain an extension of the maturity date or refinance all or part of the Santander indebtedness prior to June 1, 2016. If anticipated operating results are not achieved, and/or sufficient funds are not obtained from the Company’s expected extension or refinancing of the Santander Financing, further reductions in operating expenses may be needed and could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The Company cannot provide any assurance that it will be able to refinance its current debt obligations. If the Company is unable to refinance, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, which measures may be insufficient to enable the Company to continue as a going concern.

Note 3 – Inventories

Inventories, net of reserves, are summarized as follows:

	December 31,
	2015	2014
Raw materials	$4,820	$5,151
Work in process	1,732	3,045
Finished goods	4,913	5,487
	11,465	13,683
Less current inventory	(5,595)	(9,257)
	5,870	4,426
Less reserve for slow moving and excess inventory	(4,426)	(2,798)
	$1,444	$1,628

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 4 – Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2015	2014
Land	$1,000	$1,000
Building	3,361	3,361
Machinery and equipment	10,443	10,327
Furniture and fixtures	432	432
Office equipment	2,304	2,261
Building improvements	1,414	1,414
	18,954	18,795
Less: Accumulated depreciation and amortization	(15,333)	(14,872)
	$3,621	$3,923

Depreciation expense amounted to approximately $490 and $460 during the years ended December 31, 2015 and 2014, respectively.

Note 5 – Debt

On March 28, 2016 the Company and RLD, as borrowers and Robert J. Pallé, as agent (in such capacity “Agent”) and as a lender, together with Carol M. Pallé, Steven Shea and James H. Williams as lenders (collectively, the “Subordinated Lenders”) entered into a certain Amended and Restated Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the Subordinated Lenders agreed to provide the Company with a delayed draw term loan facility of up to $750 (“Subordinated Loan Facility”), under which individual advances in amounts not less than $50 may be drawn by the Company. Interest on the outstanding balance under the Subordinated Loan Facility from time to time, accrues at 12% per annum (subject to increase under certain circumstances) and is payable monthly in-kind by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest. The Subordinated Lenders have the option of converting the principal balance of the loan, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price of $0.54 per share (subject to adjustment under certain circumstances). This conversion right is subject to any necessary stockholder approval required by the rules of the NYSE MKT, and the Company has agreed to submit a proposal at its 2016 annual meeting to obtain stockholder approval. The obligations of the Company and RLD under the Subordinated Loan Agreement are secured by substantially all of the Company’s and RLD’s assets, including by a mortgage against the Old Bridge Property (the “Subordinated Mortgage”). The Subordinated Loan Agreement terminates three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, will be due and payable in full.

In connection with the Subordinated Loan Agreement, the Company, RLD, the Subordinated Lenders and Santander entered into an Amended and Restated Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Subordinated Lenders under the Subordinated Loan Agreement and the Subordinated Mortgage are subordinate to the rights of Santander under the Santander Loan Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of Santander. As of March 30, 2016, the Subordinated Lenders have advanced $300 to the Company.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The Subordinated Loan Agreement amended and restated a prior agreement entered into on February 11, 2016 between the Company and RLD, as borrowers and Robert J. Pallé and Carol M. Pallé, as lenders (the “Prior Subordinated Loan Agreement”), pursuant to which Mr. and Mrs. Pallé had agreed to provide the Company with a delayed draw term loan facility of up to $600 on terms substantially similar to those terms set forth in the Subordinated Loan Agreement, including the conversion rights and pledge of Company assets to secure the loan. Aggregate advances under the Prior Subordinated Loan Agreement were $300 and such balances have transferred over to and now constitute outstanding balances under the Subordinated Loan Agreement. The Prior Subordinated Loan Agreement was amended and restated by the Subordinated Loan Agreement in order to increase the amount available for borrowing by the Company in an effort to further enhance the Company’s capital resources and liquidity.

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.) through its Sovereign Business Capital division (“Santander”), pursuant to which the Company obtained an $8,000 credit facility from Santander (the “Santander Financing”). The Company and Santander entered into a series of amendments to the foregoing Revolving Credit, Term Loan and Security Agreement (as so amended, the “Santander Agreement”), which, among other things, adjusted the Santander Financing to $7,567 consisting of (i) a $4,000 asset-based revolving credit facility (“Revolver”) and (ii) a $3,567 term loan facility (“Term Loan”), each expiring on June 1, 2016. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Santander Agreement. The obligations of the Company under the Santander Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.50% or the LIBOR rate plus 4.25%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.75% or the LIBOR rate plus 4.50%. Prime was 3.50% at December 31, 2015. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.43%, 0.62% and 0.87%, respectively, at December 31, 2015.

On March 1, 2016, the Company entered into the Fourteenth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fourteenth Amendment”) to amend the Santander Financing. The Fourteenth Amendment extended the termination date of the Santander Agreement and the “Additional Availability Period” under the Santander Agreement from March 1, 2016 to June 1, 2016. In addition, the Fourteenth Amendment amends certain of the Company’s financial covenants. In particular, the amended covenants relaxed the previous balance sheet leverage ratio compliance threshold of 1.25:1.00, and will now require that the Company maintain a balance sheet leverage ratio of not more than (i) 1.85 to 1.00 as of December 31, 2015 and (ii) 2.00 to 1.00 as of March 31, 2016. In addition, the amended covenants relaxed the previous EBITDA compliance threshold and will now require that the Company achieve EBITDA thresholds of not less than (i) negative (-) $3,897 as of December 31, 2015 (calculated on a trailing twelve month basis) and (ii) $50 as of March 31, 2016 (calculated on a trailing three month basis). The Fourteenth Amendment also requires that the Subordinated Lenders provide the Company with advances under the Subordinated Loan Facility in an aggregate amount (taking into account all prior advances) of $500, not later than March 31, 2016. The Company is currently in compliance with the covenants provided in the Fourteenth Amendment.

On February 1, 2016, the Company entered into the Thirteenth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Thirteenth Amendment”) to amend the Santander Financing. The Thirteenth Amendment extended the termination date of the Santander Agreement and the “Additional Availability Period” under the Santander Agreement from February 1, 2016 to March 1, 2016. In addition, the Thirteenth Amendment reduced the maximum loan amount available under the Loan Agreement from $9,350 to $8,350 and reduced the maximum amount available for borrowing under the Revolver from $5,000 to $4,000.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

On December 16, 2015, the Company entered into the Twelfth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Twelfth Amendment”) to amend certain terms of the Santander Agreement to facilitate the Company’s ability to obtain additional capital through the issuance of equity or subordinated debt securities or the entry into subordinated loan arrangements following the date of the Twelfth Amendment. In particular, the Twelfth Amendment modified terms of the Santander Agreement that had restricted the incurrence of indebtedness and the creation of liens, to allow the Company to incur indebtedness that is subordinate to the indebtedness under the Santander Agreement and to permit that indebtedness to be secured, provided that any security would also be subordinate to the obligations and liens under the Santander Agreement. In addition, the Twelfth Amendment modified the restrictions on the Company’s ability to enter into transactions with its affiliates to permit the issuance of equity or subordinated debt securities to one or more affiliates or the entry into subordinated loan arrangements with one or more affiliates. The Twelfth Amendment also excluded the proceeds of any permitted equity or debt financing from the collateral subject to Santander’s lien under the Santander Agreement, until such time as and to the extent, such proceeds were utilized for the Company’s working capital or other general corporate purposes.

On November 14, 2015, the Company entered into the Eleventh Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Eleventh Amendment”) to amend the Santander Financing. The Eleventh Amendment (i) waived the Company’s failure of compliance with the Minimum EBITDA and leverage ratio covenants for the measurement period ended September 30, 2015, effective as of September 30, 2015, and (ii) increased the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until February 1, 2016, after which it was to revert back to 25%. The Eleventh Amendment also contained other customary representations, covenants, terms and conditions. In connection with the Eleventh Amendment, the Company paid Santander an amendment fee of $50.

On October 14, 2015, the Company entered into the Tenth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Tenth Amendment”) to amend the Santander Financing. The Tenth Amendment extended the increase in the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until November 30, 2015, after which it was to revert back to 25%. The Tenth Amendment also contained other customary representations, covenants, terms and conditions. In connection with the Tenth Amendment, the Company paid Santander an amendment fee of $5.

On August 12, 2015, the Company entered into the Ninth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Ninth Amendment”) to amend the Santander Financing. The Ninth Amendment waived the Company’s failure of compliance with the Minimum EBITDA covenant for the measurement period ended June 30, 2015, effective as of June 30, 2015, and also contained other customary representations, covenants, terms and conditions. In connection with the Ninth Amendment, the Company paid Santander an amendment fee of $20.

On May 14, 2015, the Company entered into the Eighth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Eighth Amendment”) to amend the Santander Financing. The Eighth Amendment (i) waived the Company’s failure of compliance with the Minimum EBITDA covenant for the three-month period ended March 31, 2015, effective as of March 31, 2015, and (ii) increased the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 25% to 35% through and until September 30, 2015, after which it was to revert back to 25%. The Eighth Amendment also contained other customary representations, covenants, terms and conditions. In connection with the Eighth Amendment, the Company paid Santander an amendment fee of $15. The Eighth Amendment was in lieu of the Temporary Overadvance Facility, as more fully discussed in the next paragraph.

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

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

On January 21, 2015, the Company entered into the Seventh Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Seventh Amendment”) to amend the Santander Financing. The Seventh Amendment (i) extended by one year the Termination Date of the Santander Agreement from February 1, 2015 to February 1, 2016; (ii) continued the installment payments of principal under the Term Loan at the same monthly payment of $18 per month for the additional year until the final payment of unpaid principal and interest is due on February 1, 2016; (iii) increased the interest rates applicable to the Revolver and the Term Loan by one quarter of one percent (0.25%); and (iv) reset and modified the Minimum EBITDA covenant to address the term being extended by one year. The Seventh Amendment also contained other customary representations, covenants, terms and conditions. The Company paid a $15 amendment fee to Santander in connection with the Seventh Amendment.

On March 28, 2014, the Company entered into the Sixth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Sixth Amendment”) to amend the Santander Financing. The Sixth Amendment (i) reduced the maximum amount available for borrowing under the Revolver from $6,000 to $5,000, (ii) increased the interest rates applicable to the Revolver and the Term Loan by three quarters of one percent, (iii) modified the Company’s fixed charge coverage ratio covenant to eliminate the testing thereof with respect to the trailing 12-month period ended as of December 31, 2013, (iv) eliminated the fixed charge coverage ratio covenant with respect to all periods after December 31, 2013, (v) modified the minimum EBITDA covenant to (a) eliminate the testing thereof with respect to the fiscal year ended December 31, 2013, (b) change the manner of calculation thereof, and (c) imposed a quarterly building minimum EBITDA covenant test, commencing with the fiscal quarter ended on March 31, 2014, and thereafter for the two fiscal quarters ending June 30, 2014, the three fiscal quarters ending September 30, 2014, the four fiscal quarters ending December 31, 2014 and thereafter quarterly on a trailing four fiscal quarter basis, (vi) reduced the advance rate applicable to Eligible Inventory (as defined in the Santander Agreement) from 50% to 35%, with a further reduction in such advance rate to 25% effective on or about June 27, 2014 and (vii) reduced the sublimit on advances against such Eligible Inventory from $3,000 to $2,000. In connection with the Sixth Amendment, the Company paid Santander an amendment fee of $45.

Upon termination of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $2,664 and $1,269 at December 31, 2015 and 2014, respectively. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,567 and $3,783 at December 31, 2015 and 2014, respectively.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities, as evidenced by the Santander Agreement.

Long-term debt consists of the following:

	December 31,
	2015	2014
Term loan	$3,567	$3,783
Subordinated Loan Facility	100	-
Capital leases (Note 6)	47	110
	3,714	3,893
Less: Current portion	(3,604)	(286)
	$110	$3,607

Annual maturities of long term debt at December 31, 2015 are $3,604 in 2016, $10 in 2017, and $100 in 2018.

Note 6 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, office and automotive equipment under non-cancellable operating leases and equipment under capital leases expiring at various dates through October, 2021.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Future minimum rental payments, required for all non-cancellable leases are as follows:

	Capital	Operating
2016	$38	$136
2017	9	125
2018	2	107
2019	-	88
2020	-	66
Thereafter	-	43
Total future minimum lease payments	49	$565
Less: amounts representing interest	(2)
Present value of minimum lease payments	$47

Property, plant and equipment included capitalized leases of $307 at December 31, 2015 and 2014, less accumulated amortization of $225 and $225 at December 31, 2015 and 2014, respectively.

Rent expense was $146 and $91 for the years ended December 31, 2015 and 2014, respectively.

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

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 7 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $190 and $218, for the years ended December 31, 2015 and 2014, respectively.

Defined Benefit Pension Plan

Substantially all union employees who met certain requirements of age, length of service and hours worked per year were covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service.

On August 1, 2006, the plan was frozen. The defined benefit pension plan is closed to new entrants and existing participants do not accrue any additional benefits. The Company complies with minimum funding requirements. The total expense (credit) for this plan was $(20) in 2015 and $(11) in 2014, respectively.

The Company recognizes the funded status of its defined benefit pension plan measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the Consolidated Balance Sheets. As of December 31, 2015 and 2014, the funded status related to the defined benefit pension plan was underfunded by $54 and $260, respectively, and is recorded in current liabilities.

Note 8 – Related Party Transactions

On March 28, 2016, the Company’s current Chief Executive Officer and his wife, together with two of the Company’s independent directors, as lenders, and the Company and R.L. Drake Holdings, LLC (“RLD”), as borrowers, entered into the Subordinated Loan Agreement (which superseded and replaced the Prior Subordinated Loan Agreement), pursuant to which they agreed to provide the Company with the Subordinated Loan Facility in an amount up to $750, all as more fully described in Note 5, above.

On February 11, 2016, the Company’s current Chief Executive Officer and his wife, as lenders, and the Company and R.L. Drake Holdings, LLC (“RLD”), as borrowers, entered into the Prior Subordinated Loan Agreement, pursuant to which they agreed to provide the Company with a subordinated loan facility of up to $600, all as more fully described in Note 5, above.

As of December 31, 2015 and 2014, the former Chief Executive Officer (who resigned on March 26, 2015) was no longer indebted to the Company. Indebtedness had arisen from a series of cash advances, the latest of which was advanced in February 2002. Payments on this indebtedness ceased in November 2008 when the Chief Executive Officer filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the indebtedness became subject to the automatic stay provisions of the United States Bankruptcy Code. On July 29, 2009 a plan of reorganization in connection with the Chief Executive Officer’s bankruptcy case was confirmed by the United States Bankruptcy Court for the District of New Jersey.

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

Note 9 – Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The Company maintains cash balances at several banks located in the northeastern United States of which, at times, may exceed insurance limits and expose the Company to credit risk. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks.

Credit risk with respect to trade accounts receivable was concentrated with two of the Company’s customers in both 2015 and 2014, respectively. These customers accounted for approximately 38% and 49% of the Company’s outstanding trade accounts receivable at December 31, 2015 and 2014, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

The Company’s largest customer accounted for approximately 16% of the Company’s sales in each of the years ended December 31, 2015 and 2014, respectively. This customer accounted for approximately 16% and 26% of the Company’s outstanding trade accounts receivable at December 31, 2015 and 2014, respectively. A second customer accounted for approximately 11% of the Company’s sales in the year ended December 31, 2015. A third customer accounted for approximately 10% of the Company’s sales in the year ended December 31, 2015. A fourth customer accounted for approximately 16% of the Company’s sales in the year ended December 31, 2014. A fifth customer accounted for approximately 12% of the Company’s sales in the year ended December 31, 2014. A sixth customer accounted for approximately 26% and 23% of the Company’s trade accounts receivable at December 31, 2015 and 2014, respectively. The Company had sales outside the United States of approximately 3% and 4% in each of years ended December 31, 2015 and 2014, respectively.

Note 10 – Stock Repurchase Program

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”). The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2014, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. During 2015 and 2014, the Company did not purchase any of its Common Stock under the 2002 Program or 2007 Program.

Note 11 – Executive Stock Purchase Plan

On June 16, 2014, the Company’s Board of Directors adopted the Executive Stock Purchase Plan (the “Plan”). The Plan allows executive officers of the Company to elect to purchase common stock of the Company in lieu of receiving a portion of their salary. The maximum number of shares of common stock that can be purchased by all participants, in the aggregate, pursuant to the Plan is 250 shares. The shares will be purchased directly from the Company at the fair market value of the Company’s common stock on the date of purchase (based on selling prices reported on NYSE MKT), which is the payroll date when the salary is withheld. As of December 31, 2015, approximately 13 shares were purchased under the Plan.

Note 12 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2014 and 2013, there were no outstanding preferred shares.

Note 13 – Stock Option Plans

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

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following tables summarize information about stock options outstanding for the years ended December 31, 2015 and 2014:

	2005 Employee Plan (#)	Weighted- Average Exercise Price ($)	2005 Director Plan (#)	Weighted- Average Exercise Price ($)
Shares under option:
Options outstanding at January 1, 2014	1,482	1.56	299	1.34
Granted	325	0.94	50	0.88
Exercised	(34)	1.20	-	-
Forfeited	(83)	1.62	-	-
Options outstanding at December 31, 2014	1,690	1.70	349	1.27
Granted	250	0.40	59	0.95
Exercised	-	-	-	-
Forfeited	(476)	1.20	-	-
Options outstanding at December 31, 2015	1,464	1.33	408	1.22
Options exercisable at December 31, 2015	1,044	1.49	349	1.27
Weighted-average fair value of options granted during:
2015	$0.02		$0.02
2014	$0.72		$0.72

Total options available for grant were 852 and 1,161 at December 31, 2015 and December 31, 2014, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number of Options Outstanding at 12/31/15	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price ($)	Number Exercisable at 12/31/15	Weighted- Average Exercise Price ($)

2005 Employee Plan: 0.40 to 3.84	1,464	5.3	1.33	1,044	1.49

2005 Director Plan: 0.76 to 1.98	408	5.7	1.22	349	1.27

The exercisable options under each of the Plans at December 31, 2015 had an intrinsic value of $14.

Restricted stock issued to employees and directors during the years ended December 31, 2015 and 2014, respectively is as follows:

	December 31, 2015		December 31, 2014
	Number of shares	Weighted- Average Grant Date Fair Value per Share	Number of shares	Weighted- Average Grant Date Fair Value per Share

Non-vested, beginning of period	-	-	-	-

Granted	502	0.58	-	-

Vested	180	0.40	-	-

Non-vested, end of period	322	0.68	-	-

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

In August 2012, the Company issued a warrant to purchase 100 shares of common stock of the Company to Adaptive Micro-Ware, Inc., an Indiana corporation (“AMW”). The warrant was granted as partial consideration in connection with a commercial licensing and manufacturing agreement between the Company and AMW. The warrant is exercisable at $1.09 per share, and the warrant vested one-third (1/3) on May 23, 2013, one-third (1/3) on May 23, 2014 and one-third (1/3) on May 23, 2015. The fair value of the warrant was not deemed to be material.

Note 14 – Income Taxes

The following summarizes the provision (benefit) for income taxes:

	2015	2014
Current:
Federal	-	-
State and local	12	-
	$12	$-
Deferred:
Federal	(2,023)	(62)
State and local	(288)	216
	(2,311)	154
Valuation allowance	2,345	(123)
Provision for income taxes	$46	$31

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

	2015	2014
Provision (benefit) for Federal income taxes at the statutory rate	$(2,286)	$(296)
State and local income taxes, net of Federal benefit	(379)	(28)
Permanent differences:
Stock compensation	73	83
Other	23	23
Net operating loss true up	-	209
Change in valuation allowance	2,345	(123)
Other	270	163
Provision (benefit) for income taxes	$46	$31

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$95	$71
Inventories	2,161	1,609
Intangible	162	144
Net operating loss carry forward	9,227	7,477
Other	2	2
Total deferred tax assets	11,647	9,303
Deferred tax liabilities:
Depreciation	(91)	(94)
Intangible	(8)	(6)
Indefinite life intangibles	(129)	(95)
Total deferred tax liabilities	(228)	(195)
	11,419	9,108
Valuation allowance	(11,548)	(9,203)
Net	$(129)	$(95)

For the years ended December 31, 2015, the Company had approximately $24,985 and $12,316 of federal and state net operating loss carryovers (“NOL"), respectively, which begin to expire in 2024.

The change in the valuation allowance for the years ended December 31, 2015 and December 31, 2014 was $2,345 and $(123), respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The deferred tax liability related to indefinite life intangible assets cannot be used in this determination. Therefore, the deferred tax liability related to indefinite life intangibles acquired in 2012 cannot be considered when determining the ultimate realization of deferred tax assets. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence. The significant negative evidence includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2015, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

The Company had no change in its liability for uncertain tax position during 2015 and no liabilities for uncertain tax positions as of December 31, 2015. ASC 740 discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties incurred in connection with income taxes as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2015 and 2014.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: March 30, 2016	By:	/s/ Robert J. Pallé
Robert J. Pallé Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. PallÉ	Director, Chief Executive Officer, President	March 30, 2016
Robert J. Pallé	and Secretary (Principal Executive Officer)

/s/ Eric Skolnik	Senior Vice President and Chief Financial Officer	March 30, 2016
Eric Skolnik	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Anthony Bruno	Director	March 30, 2016
Anthony Bruno

/s/ James F. Williams	Director	March 30, 2016
James F. Williams

/s/ Charles E. Dietz	Director	March 30, 2016
Charles E. Dietz

/s/ Gary P. Scharmett	Director	March 30, 2016
Gary P. Scharmett

/s/ Steven L. Shea	Director	March 30, 2016
Steven L. Shea

/s/ James H. Williams	Director	March 30, 2016
James H. Williams

