Form 10-Q
period 2016-03-31
BLONDER TONGUE LABORATORIES INC
filed 2016-05-13
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, par value $.001, outstanding as of May 6, 2016: 6,764,736

The Exhibit Index appears on page 21.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited)
	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash	$513	$9
Accounts receivable, net of allowance for doubtful accounts of $239 and $239 respectively	3,151	2,432
Inventories	5,574	5,595
Prepaid and other current assets	438	277
Total current assets	9,676	8,313
Inventories, net non-current and reserves	1,308	1,444
Property, plant and equipment, net of accumulated depreciation and amortization	3,503	3,621
License agreements, net	361	458
Intangible assets, net	1,741	1,784
Goodwill	493	493
Other assets	117	117
	$17,199	$16,230
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,854	$2,664
Current portion of long-term debt	3,548	3,604
Accounts payable	1,999	1,387
Derivative liability	177	-
Accrued compensation	666	388
Accrued benefit pension liability	54	54
Income taxes payable	6	6
Other accrued expenses	308	519
Total current liabilities	9,612	8,622

Subordinated convertible debt with related parties	329	100
Long-term debt	3	10
Deferred income taxes	129	129
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued, 6,766 shares outstanding	8	8
Paid-in capital	26,406	26,361
Accumulated deficit	(12,486)	(12,198)
Accumulated other comprehensive loss	(1,168)	(1,168)
Treasury stock, at cost, 1,699 shares	(5,634)	(5,634)
Total stockholders’ equity	7,126	7,369
	$17,199	$16,230

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Net sales	$5,943	$4,742
Cost of goods sold	3,735	3,362
Gross profit	2,208	1,380
Operating expenses:
Selling	652	843
General and administrative	1,063	1,056
Research and development	693	804
	2,408	2,703
Loss from operations	(200)	(1,323)
Other expense - interest expense (net)	(88)	(92)
Loss before income taxes	(288)	(1,415)
Provision (benefit) for income taxes	-	-
Net loss	$(288)	$(1,415)
Basic and diluted net loss per share	$(0.04)	$(0.23)
Basic and diluted weighted average shares outstanding	6,765	6,263

See accompanying notes to consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Month Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(288)	$(1,415)
Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation expense	45	57
Depreciation	120	121
Amortization	144	217
Provision for inventory reserves	48	31
Non cash interest expense	6	-
Changes in operating assets and liabilities:
Accounts receivable	(719)	69
Inventories	109	(451)
Prepaid and other current assets	(161)	(278)
Other assets	-	(30
Accounts payable, accrued compensation and other accrued expenses	679	1,317
Net cash provided by used in operating activities	(17)	(362)
Cash Flows From Investing Activities:
Capital expenditures	(2)	(132)
Acquisition of licenses	(4)	(1)
Net cash used in investing activities	(6)	(133)
Cash Flows From Financing Activities:
Net borrowings of line of credit	190	426
Borrowings from related parties	400	-
Repayments of debt	(63)	(69)
Net cash provided by financing activities	527	357
Net increase (decrease) in cash	504	(138)
Cash, beginning of period	9	232
Cash, end of period	$513	$94
Supplemental Cash Flow Information:
Cash paid for interest	$76	$66
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 1 - Company and Basis of Consolidation

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

The results for the first quarter of 2016 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2015.

Note 2 – Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the three months ended March 31, 2016, the Company reported a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. Furthermore, the Company’s Revolver and Term Loan will expire by their terms on June 1, 2016, unless extended. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to lower than expected sales due to a slowdown in market activities experienced during the prior fiscal year, the Company implemented a multi-phase cost-reduction program in 2015 which is expected to reduce annualized expenses by approximately $2,850, including a temporary reduction in certain executive salaries, a decrease in workforce and a decrease in engineering consulting expenses.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing and the Subordinated Loan Facility (as such terms are defined in Note 6 below). As of March 31, 2016, the Company had approximately $2,854 outstanding under the Revolver (as defined in Note 6 below) and $393 of additional availability for borrowing under the Revolver. As indicated in Note 6 below, the Subordinated Loan Facility provides the Company with up to $750 of additional liquidity, of which $250 remains available for borrowing at March 31, 2016. The Company expects to either obtain an extension on the maturity date or refinance all or part of the Santander indebtedness prior to June 1, 2016. If anticipated operating results are not achieved, and/or sufficient funds are not obtained from the Company’s expected extension or refinancing of the Santander Financing, further reductions in operating expenses may be needed and could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 3- Summary of Significant Accounting Policies

(a)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Derivative Financial Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option at its fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Binomial Lattice Model was used to estimate the fair value of the conversion options that is classified as a derivative liability on the condensed consolidated balance sheets. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the conversion options.

Conversion options are recorded as a discount to the host instrument and are amortized as interest expense over the life of the underlying instrument.

(c)	Fair Value of Financial Instruments

The Company measures fair value of its financial assets on a three-tier value hierarchy, which prioritizes the inputs, used in the valuation methodologies in measuring fair value:

●	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 – Other inputs that are directly or indirectly observable in the marketplace.
●	Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The derivative liability is measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and is classified within Level 3 of the valuation hierarchy.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

(d)	Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,924 and 841 related to stock options for the three month periods ended March 31, 2016 and 2015, respectively. These shares were excluded due to their antidilutive effect.

Note 4 – New Accounting Pronouncements

In March, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to improve the accounting for employee share-based payments and affects all organizations that issue share based payment awards to their employees. Several aspects of the accounting for share -based payment award transactions are simplified, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company has not yet determined the effect of adoption of this standard on the Company’s consolidated financial position and results of operations.

In March, 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This standard clarifies the required steps to be taken when assessing whether the economic characteristics and risks of call/put options are clearly and closely related to those of their debt hosts- which is one of the criteria for bifurcating an embedded derivative. The standard is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company has not yet determined the effect of adoption of this standard on the Company’s consolidated financial position and results of operations.

Note 5 – Inventories

Inventories net of reserves are summarized as follows:

	March 31, 2016	December 31, 2015
Raw Materials	$4,469	$4,820
Work in process	1,963	1,732
Finished Goods	4,788	4,913
	11,220	11,465
Less current inventory	(5,574)	(5,595)
	5,646	5,870
Less reserve for slow moving and excess inventory	(4,338)	(4,426)
	$1,308	$1,444

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

Approximately 72% and 73% of the non-current inventories were comprised of finished goods at both March 31, 2016 and December 31, 2015, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

The Company continually analyzes its slow-moving and excess inventories. Based on historical and projected sales volumes for finished goods, historical and projected usage of raw materials and anticipated selling prices, the Company establishes reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value.

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

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.50% or the LIBOR rate plus 4.25%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.75% or the LIBOR rate plus 4.50%. Prime was 3.50% at March 31, 2016. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.44%, 0.63% and 0.90%, respectively, at March 31, 2016.

On March 1, 2016, the Company entered into the Fourteenth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fourteenth Amendment”) to amend the Santander Financing. The Fourteenth Amendment extended the termination date of the Santander Agreement and the “Additional Availability Period” under the Santander Agreement from March 1, 2016 to June 1, 2016. In addition, the Fourteenth Amendment amended certain of the Company’s financial covenants. In particular, the amended covenants relaxed the previous balance sheet leverage ratio compliance threshold of 1.25:1.00, and required that the Company maintain a balance sheet leverage ratio of not more than (i) 1.85 to 1.00 as of December 31, 2015 and (ii) 2.00 to 1.00 as of March 31, 2016. In addition, the amended covenants relaxed the previous EBITDA compliance threshold and required that the Company achieve EBITDA thresholds of not less than (i) negative (-) $3,897 as of December 31, 2015 (calculated on a trailing twelve month basis) and (ii) $50 as of March 31, 2016 (calculated on a trailing three month basis). The Fourteenth Amendment also required that the Subordinated Lenders provide the Company with advances under the Subordinated Loan Facility in an aggregate amount (taking into account all prior advances) of $500, not later than March 31, 2016. The Company is currently in compliance with the covenants provided in the Fourteenth Amendment.

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

(In thousands, except per share data)

(unaudited)

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Upon expiration of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $2,854 at March 31, 2016. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,531 at March 31, 2016.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

Note 7 – Subordinated Convertible Debt with Related Parties

On March 28, 2016 the Company and its wholly-owned subsidiary, R.L. Drake Holdings, LLC (“RLD”), as borrowers and Robert J. Pallé, as agent (in such capacity “Agent”) and as a lender, together with Carol M. Pallé, Steven Shea and James H. Williams as lenders (collectively, the “Subordinated Lenders”) entered into a certain Amended and Restated Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the Subordinated Lenders agreed to provide the Company with a delayed draw term loan facility of up to $750 (“Subordinated Loan Facility”), under which individual advances in amounts not less than $50 may be drawn by the Company. Interest on the outstanding balance under the Subordinated Loan Facility from time to time, accrues at 12% per annum (subject to increase under certain circumstances) and is payable monthly in-kind by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest. The Subordinated Lenders have the option of converting the principal balance of the loan, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price of $0.54 per share (subject to adjustment under certain circumstances). This conversion right is subject to any necessary stockholder approval required by the rules of the NYSE MKT, and the Company has agreed to submit a proposal at its 2016 annual meeting to obtain stockholder approval. The obligations of the Company and RLD under the Subordinated Loan Agreement are secured by substantially all of the Company’s and RLD’s assets, including by a mortgage against the Old Bridge Property (the “Subordinated Mortgage”). The Subordinated Loan Agreement terminates three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, will be due and payable in full.

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

As of March 31, 2016, the Subordinated Lenders have advanced $500 to the Company. In addition, $6 of PIK interest has been accrued in the three months ended March 31, 2016. The Company evaluated the conversion option embedded in the its Subordinated Loan Agreement issued in March 2016 in accordance with the provisions of ASC 815 and determined that the conversion option has all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, the exercise price of the conversion option entitles the Subordinated Lenders to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the Subordinated Loan Agreement. Accordingly, the conversion option is not indexed to the Company’s own stock. Due to the derivative treatment of the conversion option, the Company recorded a $177 derivative liability as a debt discount at March 31, 2016 which also correlated to the measurement date. The Company computed the fair value of the derivative liability at the date of issuance and the reporting date using a binomial lattice model with the following assumption: stock price of $0.38, conversion price of $0.54, volatility of 91%, expected term of 3 years, risk free rate of 0.87% and dividend yield 0%. Since the measurement and balance sheet dates were the same, there was no change in the fair value of the derivative liability and no accretion of the debt discount occurred in the three months ended March 31, 2016.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our ability to extend or refinance our debt obligations, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $3,291,000 and $2,109,000 in the first three months of 2016 and 2015, respectively, while sales of analog video headend products were $577,000 and $1,040,000 in the first three months of 2016 and 2015, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

Results of Operations

First three months of 2016 Compared with first three months of 2015

Net Sales. Net sales increased $1,201,000, or 25%, to $5,943,000 in the first three months of 2016 from $4,742,000 in the first three months of 2015. The increase is primarily attributed to an increase in sales of digital video headend products and data products offset by a decrease in analog video headend products. Sales of digital video headend products were $3,291,000 and $2,109,000, data products were $759,000 and $65,000 and analog video headend products were $577,000 and $1,040,000 in the first three months of 2016 and 2015, respectively.

Cost of Goods Sold. Cost of goods sold increased to $3,735,000 for the first three months of 2016 from $3,362,000 for the first three months of 2015, but decreased as a percentage of sales to 62.9% from 70.9%. The increase was primarily due to an increase in overall sales. The decrease as a percentage of sales was primarily attributed to an overall reduction in manufacturing overhead, as well as a more favorable product mix.

Selling Expenses. Selling expenses decreased to $652,000 for the first three months of 2016 from $843,000 in the first three months of 2015, and decreased as percentage of sales to 11.0% for the first three months of 2016 from 17.8% for the first three months of 2015. The $191,000 decrease was primarily the result of a decrease in salary expense (including fringe benefits) of $197,000 due to a decrease in headcount. The percentage decrease was primarily the result of higher sales.

General and Administrative Expenses. General and administrative expenses increased to $1,063,000 for the first three months of 2016 from $1,056,000 for the first three months of 2015, but decreased as a percentage of sales to 17.9% for the first three months of 2016 from 22.3% for the first three months of 2015. The $7,000 increase was primarily the result of an increased travel and entertainment expense of $148,000 due to increased business travel, an increase in professional fees of $67,000 and an increase in bank fees of $56,000 offset by a decrease in salary expense (including fringe benefits) of $280,000 due to a decrease in headcount. The percentage decrease was primarily the result of higher sales.

Research and Development Expenses. Research and development expenses decreased to $693,000 in the first three months of 2016 from $804,000 in the first three months of 2015 and decreased as a percentage of sales to 11.7% for the first three months of 2016 from 17.0% for the first three months of 2015. This $111,000 decrease is primarily the result of a decrease in amortization expense of $61,000 relating to license fees and a decrease in salary expense (including fringe benefits) of $46,000 due to a decrease in headcount. The percentage decrease was primarily the result of higher sales.

Operating Income (Loss). Operating loss of $(200,000) for the first three months of 2016 represents an increase from the operating loss of $(1,323,000) for the first three months of 2015. Operating loss as a percentage of sales was (3.4%) in the first three months of 2016 compared to (27.9%) in the first three months of 2015.

Other Expense. Interest expense increased to $84,000 in the first three months of 2016 from $71,000 in the first three months of 2015. The increase is the result of higher average borrowings and higher interest rates.

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, the Company’s working capital (deficit) was $64,000 and $(309,000), respectively. The increase in working capital is primarily due to an increase of cash of $504,000 and an increase of accounts receivable of $719,000 offset by an increase in accounts payable of $612,000.

The Company’s net cash used in operating activities for the three month period ended March 31, 2016 was $17,000, primarily due to a net loss of $288,000 and an increase in accounts receivable of $719,000 offset by non cash adjustments of $363,000 and an increase in accounts payable and accrued expenses of $679,000.

Cash used in investing activities for the three month period ended March 31, 2016 was $6,000, of which $4,000 was attributable to additional license fees and $2,000 was attributable to capital expenditures.

Cash provided by financing activities was $527,000 for the first three months of 2016, which was comprised of borrowing from related parties of $400,000 and net borrowings on the Revolver of $190,000 offset by repayment of debt of $63,000.

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

As of March 31, 2016, the Subordinated Lenders have advanced $500,000 to the Company. In addition, $6,000 of PIK interest has been accrued in the three months ended March 31, 2016. The Company evaluated the conversion option embedded in the its Subordinated Loan Agreement issued in March 2016 in accordance with the provisions of ASC 815 and determined that the conversion option has all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, the exercise price of the conversion option entitles the Subordinated Lenders to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the Subordinated Loan Agreement. Accordingly, the conversion option is not indexed to the Company’s own stock. Due to the derivative treatment of the conversion option, the Company recorded a $177,000 derivative liability as a debt discount at March 31, 2016 which also correlated to the measurement date. The Company computed the fair value of the derivative liability at the date of issuance and the reporting date using a binomial lattice model with the following assumption: stock price of $0.38, conversion price of $0.54, volatility of 91%, expected term of 3 years, risk free rate of 0.87% and dividend yield 0%. Since the measurement and balance sheet dates were the same, there was no change in the fair value of the derivative liability and no accretion of the debt discount occurred in the three months ended March 31, 2016.

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

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.50% or the LIBOR rate plus 4.25%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.75% or the LIBOR rate plus 4.50%. Prime was 3.50% at March 31, 2016. LIBOR rate loans under the Santander Agreement may be borrowed for interest periods of one, three or six months. The LIBOR rates for interest periods of one-month, three-months and six-months were 0.44%, 0.63% and 0.90%, respectively, at March 31, 2016.

On March 1, 2016, the Company entered into the Fourteenth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fourteenth Amendment”) to amend the Santander Financing. The Fourteenth Amendment extended the termination date of the Santander Agreement and the “Additional Availability Period” under the Santander Agreement from March 1, 2016 to June 1, 2016. In addition, the Fourteenth Amendment amended certain of the Company’s financial covenants. In particular, the amended covenants relaxed the previous balance sheet leverage ratio compliance threshold of 1.25:1.00, and required that the Company maintain a balance sheet leverage ratio of not more than (i) 1.85 to 1.00 as of December 31, 2015 and (ii) 2.00 to 1.00 as of March 31, 2016. In addition, the amended covenants relaxed the previous EBITDA compliance threshold and required that the Company achieve EBITDA thresholds of not less than (i) negative (-) $3,897,000 as of December 31, 2015 (calculated on a trailing twelve month basis) and (ii) $50,000 as of March 31, 2016 (calculated on a trailing three month basis). The Fourteenth Amendment also required that the Subordinated Lenders provide the Company with advances under the Subordinated Loan Facility in an aggregate amount (taking into account all prior advances) of $500,000, not later than March 31, 2016. The Company is currently in compliance with the covenants provided in the Fourteenth Amendment.

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

Upon expiration of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $2,854,000 at March 31, 2016. The Term Loan requires equal monthly principal payments of approximately $18,000 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,531,000 at March 31, 2016.

The Santander Agreement contains customary representations and warranties as well as affirmative and negative covenants, including certain financial covenants. The Santander Agreement contains customary events of default, including, among others, non-payment of principal, interest or other amounts when due.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing and the Subordinated Loan Facility. As of March 31, 2016, the Company had approximately $2,854,000 outstanding under the Revolver and $393,000 of additional availability for borrowing under the Revolver, as well as $250,000 of additional availability for borrowing under the Subordinated Loan Facility. As of April 30, 2016, the Company had approximately $2,599,000 outstanding under the Revolver and $490,000 of additional availability for borrowing under the Revolver, as well as $250,000 of additional availability for borrowing under the Subordinated Loan Facility.

The Company’s Revolver and Term Loan under the Santander Financing, which was to have expired on February 1, 2016, has been extended by Santander through June 1, 2016. While the Company anticipates either obtaining a further extension of the maturity date of the Santander Financing or refinancing all or part of the Santander Financing prior to June 1, 2016, there can be no assurances that an extension or refinancing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Beginning in early 2015, the Company experienced a significant decline in its net sales, which have not recovered to historical norms, but which have stabilized at reduced levels. The Company does not anticipate that sales will recover to historical norms during 2016. In light of these developments and as detailed below, the Company has taken dramatic steps during the past year, implemented in several phases, in order to manage operations through what has been and is anticipated to be a protracted period of diminished sales levels. Based upon these facts and trends occurring in our business, together with our current expectations for the next four fiscal quarters, we believe that if we are unable to further extend our current Revolver and Term Loan or otherwise refinance this indebtedness, we will not have sufficient liquidity necessary to sustain operations for the next twelve months. These factors, and possibly others, raise substantial doubt about the Company’s ability to continue as a going concern, a risk that was first discussed in our quarterly report on Form 10-Q filed in November 2015.

During the past twelve months, the Company has focused on implementing a turnaround strategy, under which, since March 2015, it has been implementing operational and financial processes to improve liquidity, cash flow and profitability. In addition to seeking to further extend or refinance its outstanding indebtedness with Santander that is due on June 1, 2016, the Company has also entered into the Subordinated Loan Facility, which has provided the Company with $500,000 of additional working capital and under which there remains availability for further borrowings of an additional $250,000. The Company is currently in discussions with Santander to extend the term of the Company’s Revolver and Term Loan and is in early stage discussions with several alternative lenders regarding refinancing of the Santander Financing. As of the date of this Report, however, uncertainty exists as to the ultimate outcome of a refinancing or extension of the Company’s Revolver and Term Loan and any commitment or proposal. Accordingly, there are no assurances that these commitments, proposals or discussions will result in any transaction, or that any such transaction, if implemented, will be successful.

In other efforts to alleviate the liquidity pressures and reposition the Company to generate positive cash flow at a lower level of net sales, since March 2015, the Company has implemented a multi-phase cost-reduction program which reduced expenses during 2015 by approximately $1,035,000 and is expected to reduce annualized expenses by approximately $2,850,000. In 2016, the Company is implementing additional elements of its cost reduction program designed to preserve working capital, including the further reduction of salaries of certain employees of the Company. Although we believe we have made and will continue to make progress under these programs (e.g., the Company’s liquidity has modestly improved since March 30, 2015), we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that our planned operational improvements will be successful. If anticipated operating results are not achieved, and/or sufficient funds are not obtained from the Company’s efforts to refinance and raise capital, further reductions in operating expenses may be needed and could have a material adverse effect on the Company’s ability to achieve its intended business objectives and continue as a going concern.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on June 1, 2016. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates obtaining a further extension or refinancing its long-term debt obligations at maturity. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company will be required to refinance all or part of its existing indebtedness by June 1, 2016 (unless a further extension from Santander is obtained), there can be no assurances that it will successfully do so. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, or other events, may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $2,000 and $188,000 in the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility, proceeds from advances under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2016.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 21 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: May 13, 2016	By:	/s/ Robert J. Pallé
Robert J. Pallé,
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A originally filed May 9, 2008.

10.1	Letter Agreement with Emily M. Nikoo dated January 13, 2016.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 13, 2016.

10.2	Thirteenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated February 1, 2016, between Santander Bank, N.A. and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 2, 2016.

10.3	Senior Subordinated Convertible Loan and Security Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and Robert J. Pallé and Carol M. Pallé.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

10.4	Mortgage and Security Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., as Mortgagor and Robert J. Pallé and Carol M. Pallé, as Mortgagee.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

10.5	Subordination Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, Robert J. Pallé and Carol M. Pallé and Santander Bank, N.A.	Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

10.6	Fourteenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 1, 2016, between Santander Bank, N.A. and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed March 1, 2016.

10.7	Amended and Restated Senior Subordinated Convertible Loan and Security Agreement dated as of March 28, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and Robert J. Pallé, as agent and as a lender and Carol M. Pallé, James H. Williams and Steven Shea, as lenders.	Incorporated by reference from Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed March 30, 2016.

Exhibit #	Description	Location

10.8	Amended and Restated Mortgage and Security Agreement, dated as of March 28, 2016, by and between Blonder Tongue Laboratories, Inc., as Mortgagor and Robert J. Pallé, in his capacity as agent, as Mortgagee.	Incorporated by reference from Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed March 30, 2016.

10.9	Amended and Restated Subordination Agreement, dated as of March 28, 2016, by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, Robert J. Pallé, Carol M. Pallé, James H. Williams, and Steven Shea, and Santander Bank, N.A.	Incorporated by reference from Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed March 30, 2016.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.

101.1	Interactive data files.	Filed herewith.

- 22 -