Form 10-Q
period 2016-06-30
BLONDER TONGUE LABORATORIES INC
filed 2016-08-15
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, par value $.001, outstanding as of August 6, 2016: 7,393,217

The Exhibit Index appears on page 19.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited)
	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash	$307	$9
Accounts receivable, net of allowance for doubtful accounts of $239	2,445	2,432
Inventories	5,477	5,595
Prepaid and other current assets	307	277
Total current assets	8,536	8,313
Inventories, net non-current and reserves	1,061	1,444
Property, plant and equipment, net of accumulated depreciation and amortization	3,392	3,621
License agreements, net	267	458
Intangible assets, net	1,698	1,784
Goodwill	493	493
Other assets	114	117
	$15,561	$16,230
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,228	$2,664
Current portion of long-term debt	3,488	3,604
Accounts payable	873	1,387
Derivative liability	249	-
Accrued compensation	438	388
Accrued benefit pension liability	54	54
Income taxes payable	6	6
Other accrued expenses	269	519
Total current liabilities	7,605	8,622

Subordinated convertible debt with related parties	344	100
Long-term debt	2	10
Deferred income taxes	129	129
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued, 7,393 and 6,766 shares outstanding	8	8
Paid-in capital	26,438	26,361
Accumulated deficit	(14,193)	(12,198)
Accumulated other comprehensive loss	(1,168)	(1,168)
Treasury stock, at cost, 1,071 and 1,699 shares	(3,604)	(5,634)
Total stockholders’ equity	7,481	7,369
	$15,561	$16,230

See accompanying notes to unaudited condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$5,682	$5,283	$11,625	$10,025
Cost of goods sold	3,205	3,747	6,940	7,109
Gross profit	2,477	1,536	4,685	2,916
Operating expenses:
Selling	664	773	1,316	1,616
General and administrative	884	1,026	1,947	2,082
Research and development	694	925	1,387	1,729
	2,242	2,724	4,650	5,427
Earnings (loss) from operations	235	(1,188)	35	(2,511)
Other Expense: Interest expense (net)	(90)	(74)	(178)	(166)
Change in derivative liability	(72)	-	(72)	-
Earnings (loss) before income taxes	73	(1,262)	(215)	$(2,677)
Provision (benefit) for income taxes	-	-	-	-
Net earnings (loss)	$73	$(1,262)	$(215)	(2,677)
Basic and diluted net earnings (loss) per share	$0.01	$(0.20)	$(0.03)	$(0.43)
Basic weighted averages shares outstanding	7,029	6,263	6,897	6,263
Diluted weighted average shares outstanding	7,036	6,263	6,897	6,263

See accompanying notes to unaudited condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(215)	$(2,677)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock compensation expense	77	107
Depreciation	233	243
Amortization	286	404
Provision for (reversal of) inventory reserves	(76)	18
Provision for doubtful accounts	-	15
Non cash interest expense	21	-
Non cash directors fees	249	-
Change in derivative liability	72	-
Changes in operating assets and liabilities:
Accounts receivable	(13)	150
Inventories	577	160
Prepaid and other current assets	(30)	292
Other assets	3	(23)
Accounts payable, accrued compensation and other accrued expenses	(714)	282
Net cash provided by (used in) operating activities	470	(1,029)
Cash Flows From Investing Activities:
Capital expenditures	(4)	(171)
Acquisition of additional licenses	(9)	(444)
Net cash used in investing activities	(13)	(615)
Cash Flows From Financing Activities:
Net borrowings (repayments) of line of credit	(436)	1,578
Borrowings from related parties	400	-
Repayments of debt	(123)	(141)
Net cash provided by (used in) financing activities	(159)	1,437
Net increase (decrease) in cash	$298	(207)
Cash, beginning of period	$9	$232
Cash, end of period	$307	$25
Supplemental Cash Flow Information:
Cash paid for interest	$152	$141
Cash paid for income taxes	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 1 – Company and Basis of Consolidation

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

The results for the second quarter of 2016 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2015.

Note 2 – Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the six months ended June 30, 2016 and 2015, the Company reported earnings (loss) from operations of $35 and $(2,511), respectively, and net cash provided by (used in) operating activities of $470 and $(1,029), respectively. Although operations have improved, the Company continues to experience liquidity constraints. In addition, the Company’s Revolver and Term Loan will expire by their terms on September 1, 2016, unless extended. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to lower than expected sales due to a slowdown in market activities experienced during the prior fiscal year, the Company implemented a multi-phase cost-reduction program in 2015, which is expected to reduce annualized expenses, including a temporary reduction in certain executive salaries, a decrease in workforce and a decrease in engineering consulting expenses.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing and the Subordinated Loan Facility (as such terms are defined in Note 6 below). As of June 30, 2016, the Company had approximately $2,228 outstanding under the Revolver (as defined in Note 6 below) and $742 of additional availability for borrowing under the Revolver. As indicated in Note 6 below, the Subordinated Loan Facility provides the Company with up to $750 of additional liquidity, of which $250 remains available for borrowing at June 30, 2016. The Company expects to either obtain an extension on the maturity date or refinance all or part of the Santander indebtedness prior to September 1, 2016. If anticipated operating results are not achieved, and/or sufficient funds are not obtained from the Company’s expected extension or refinancing of the Santander Financing, further reductions in operating expenses may be needed and could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Note 3 – Summary of Significant Accounting Policies

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

The Company measures fair value of its financial assets on a three-tier value hierarchy, which prioritizes the inputs, used in the valuation methodologies in measuring fair value:

•	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 – Other inputs that are directly or indirectly observable in the marketplace.
•	Level 3 – Unobservable inputs which are supported by little or no market activity.

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

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares related to stock options and restricted stock of 1,819 and 1,963 for the three-month periods ended June 30, 2016 and 2015, respectively and 2,017 and 1,208 for the six-month periods ended June 30, 2016 and 2015, respectively. These shares were excluded due to their antidilutive effect.

Note 4 – New Accounting Pronouncements

In March, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to improve the accounting for employee share-based payments and affects all organizations that issue share based payment awards to their employees. Several aspects of the accounting for share -based payment award transactions are simplified, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material effect on the Company’s consolidated financial position and results of operations.

In March, 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This standard clarifies the required steps to be taken when assessing whether the economic characteristics and risks of call/put options are clearly and closely related to those of their debt hosts- which is one of the criteria for bifurcating an embedded derivative. The standard is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material effect on the Company’s consolidated financial position and results of operations.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company's consolidated net income, financial position, cash flows and disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  The guidance may be adopted prospectively or retrospectively and early adoption is permitted.  We are currently evaluating ASU 2015-17 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method.  ASU 2015-11 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption of ASU 2015-11 is permitted.  We are currently evaluating ASU 2015-11 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) , which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing , which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients , which contains certain provision and practical expedients in response to identified implementation issues. The Company is planning to adopt ASU 2014-09 and related ASUs on February 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt these ASUs. The Company is currently evaluating these ASUs, including which transition approach to use, but does not expect these ASUs to materially impact the Company's consolidated net income, financial position or cash flows.

Note 5 – Inventories

Inventories net of reserves are summarized as follows:

	June 30, 2016	December 31, 2015
Raw Materials	$4,173	$4,820
Work in process	1,899	1,732
Finished Goods	4,680	4,913
	10,752	11,465
Less current inventory	(5,477)	(5,595)
	5,275	5,870
Less reserve for slow moving and excess inventory	(4,214)	(4,426)
	$1,061	$1,444

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

Approximately 58% and 73% of the non-current inventories were comprised of finished goods at June 30, 2016 and December 31, 2015, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

The Company continually analyzes its slow-moving and excess inventories. Based on historical and projected sales volumes for finished goods, historical and projected usage of raw materials and anticipated selling prices, the Company establishes reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to the lower of cost or market value.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 6 – Debt

On August 6, 2008, the Company entered into a Revolving Credit, Term Loan and Security Agreement with Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.) through its Sovereign Business Capital division (“Santander”), pursuant to which the Company obtained an $8,000 credit facility from Santander (the “Santander Financing”). The Company and Santander entered into a series of amendments to the foregoing Revolving Credit, Term Loan and Security Agreement (as so amended, the “Santander Agreement”), which, among other things, adjusted the Santander Financing to $7,482 consisting of (i) a $4,000 asset-based revolving credit facility (“Revolver”) and (ii) a $3,482 term loan facility (“Term Loan”), each expiring on September 1, 2016. The amounts which may be borrowed under the Revolver are based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Santander Agreement. The obligations of the Company under the Santander Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Under the Santander Agreement, the Revolver currently bears interest at a rate per annum equal to the prime lending rate announced from time to time by Santander (“Prime”) plus 1.50%. The Term Loan currently bears interest at a rate per annum equal to Prime plus 1.75%. Prime was 3.50% at June 30, 2016.

On June 1, 2016, the Company entered into the Fifteenth Amendment to Revolving Credit, Term Loan and Security Agreement with Santander (the “Fifteenth Amendment”) to amend the Santander Financing. The Fifteenth Amendment extended the termination date of the Santander Agreement and the “Additional Availability Period” under the Santander Agreement from June 1, 2016 to September 1, 2016. In addition, the Fifteenth Amendment amended certain of the Company’s financial covenants. In particular, the amended covenants extended the previous balance sheet leverage ratio compliance threshold of not more than 2.00 to 1.00, and required that the Company to achieve EBITDA of not less than negative (-) $82 as of June 30, 2016 (calculated on a trailing six month basis). In addition, the Fifteenth Amendment eliminated the Company’s ability to request LIBOR loans under the Santander Agreement. The Company is currently in compliance with the financial covenants provided in the Fifteenth Amendment.

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

Upon expiration of the Revolver, all outstanding borrowings under the Revolver are due. The outstanding principal balance of the Revolver was $2,228 at June 30, 2016. The Term Loan requires equal monthly principal payments of approximately $18 each, plus interest, with the remaining balance due at maturity. The outstanding principal balance of the Term Loan was $3,482 at June 30, 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 7 – Subordinated Convertible Debt with Related Parties

On March 28, 2016 the Company and its wholly-owned subsidiary, R.L. Drake Holdings, LLC (“RLD”), as borrowers and Robert J. Pallé, as agent (in such capacity “Agent”) and as a lender, together with Carol M. Pallé, Steven Shea and James H. Williams as lenders (collectively, the “Subordinated Lenders”) entered into a certain Amended and Restated Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the Subordinated Lenders agreed to provide the Company with a delayed draw term loan facility of up to $750 (“Subordinated Loan Facility”), under which individual advances in amounts not less than $50 may be drawn by the Company. Interest on the outstanding balance under the Subordinated Loan Facility from time to time, accrues at 12% per annum (subject to increase under certain circumstances) and is payable monthly in-kind by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest. The Subordinated Lenders have the option of converting the principal balance of the loan, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price of $0.54 per share (subject to adjustment under certain circumstances). This conversion right is subject to stockholder approval as required by the rules of the NYSE MKT, which approval was obtained on May 24, 2016 at the Company’s 2016 annual meeting of stockholders. The obligations of the Company and RLD under the Subordinated Loan Agreement are secured by substantially all of the Company’s and RLD’s assets, including by a mortgage against the Old Bridge Property (the “Subordinated Mortgage”). The Subordinated Loan Agreement terminates three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, will be due and payable in full.

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

As of June 30, 2016, the Subordinated Lenders have advanced $500 to the Company. In addition, $15 and $21 of PIK interest has been accrued in the three and six month months ended June 30, 2016, respectively. The Company evaluated the conversion option embedded in the its Subordinated Loan Agreement issued in June 2016 in accordance with the provisions of ASC 815 and determined that the conversion option has all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, the exercise price of the conversion option entitles the Subordinated Lenders to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the Subordinated Loan Agreement. Accordingly, the conversion option is not indexed to the Company’s own stock. Due to the derivative treatment of the conversion option, the Company recorded a $249 and $177 derivative liability as a debt discount at June 30, 2016 and March 31, 2016, respectively. The Company computed the fair value of the derivative liability at the date of issuance and the reporting date using a binomial lattice model with the following assumptions: stock price of $0.48 and $0.38, conversion price of $0.54 and $0.54, volatility of 93% and 91%, expected term of 2.75 years and 3 years, risk free rate of 0.71% and 0.87% and dividend yield 0% and 0% at June 30, 2016 and March 31, 2016, respectively. The change in the fair value of the derivative liability and accretion of the debt discount was $72 in the three months ended June 30, 2016.

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

Note 8 – Legal Proceedings

The Company may be a party to certain proceedings incidental to the ordinary course of its business, none of which, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Note 9 – Subsequent Events

The Company has evaluated subsequent events through the filing of its unaudited condensed consolidated financial statements with the SEC.

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

Today, the Company is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. For 65 years, Blonder Tongue/Drake products have been deployed in a long list of locations, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, education universities/schools, healthcare hospitals/fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. These applications are variously described as commercial, institutional and/or enterprise environments. The customers we serve include business entities installing private video and data networks in these environments, whether they are the largest cable television operators, telco or satellite providers, integrators, architects, engineers or the next generation of Internet Protocol Television (“IPTV”) streaming video providers. The technology requirements of these markets change rapidly and the Company’s research and development team is continually delivering high performance-lower cost solutions to meet customers’ needs.

The Company’s strategy is focused on providing a wide range of products to meet the needs of the commercial, institutional and/or enterprise environments described above (e.g., hotels, hospitals, prisons, schools, etc.), and to provide offerings that are optimized for an operator’s existing infrastructure, as well as the operator’s future strategy. A key component of this growth strategy is to provide products that deliver the latest technologies (such as IPTV and digital SD and HD video content) and have a high performance-to-cost ratio.

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $2,835,000 and $2,396,000 in the second three months of 2016 and 2015, respectively and $6,126,000 and $4,505,000 in the first six months of 2016 and 2015, respectively. Sales of analog video headend products were $653,000 and $873,000 in the second three months of 2016 and 2015, respectively and $1,230,000 and $1,913,000 in the first six months of 2016 and 2015, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

Results of Operations

Second three months of 2016 Compared with second three months of 2015

Net Sales. Net sales increased $399,000 or 7.6% to $5,682,000 in the second three months of 2016 from $5,283,000 in the second three months of 2015. The increase is primarily attributed to an increase in sales of digital video headend products and data products offset by a decrease in analog video headend products and contract manufactured products. Sales of digital video headend products were $2,835,000 and $2,396,000, data products were $518,000 and $120,000, analog video headend products were $653,000 and $873,000 and contract manufactured products were $293,000 and $526,000 in the second three months of 2016 and 2015, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $3,205,000 for the second three months of 2016 from $3,747,000 for the second three months of 2015, and decreased as a percentage of sales to 56.4% from 70.9%. The overall decrease as well as the decrease as a percentage of sales was primarily attributed to an overall reduction in manufacturing overhead, as well as a more favorable product mix.

Selling Expenses. Selling expenses decreased to $664,000 for the second three months of 2016 from $773,000 in the second three months of 2015, and decreased as percentage of sales to 11.7% for the second three months of 2016 from 14.6% for the second three months of 2015. The $109,000 decrease was primarily the result of a decrease in salary expense (including fringe benefits) of $145,000 due to a decrease in headcount offset by an increase in commissions of $28,000.

General and Administrative Expenses. General and administrative expenses decreased to $884,000 for the second three months of 2016 from $1,026,000 for the second three months of 2015 and decreased as a percentage of sales to 15.6% for the second three months of 2016 from 19.4% for the second three months of 2015. The $142,000 decrease was primarily the result of by a decrease in salary expense (including fringe benefits) of $100,000 due to a decrease in headcount and decreased travel and entertainment expense of $54,000 due to decreased business travel.

Research and Development Expenses. Research and development expenses decreased to $694,000 in the second three months of 2016 from $925,000 in the second three months of 2015 and decreased as a percentage of sales to 12.2% for the second three months of 2016 from 17.5% for the second three months of 2015. This $231,000 decrease is primarily the result of a decrease in amortization expense of $50,000 relating to license fees, a decrease in salary expense (including fringe benefits) of $65,000 due to a decrease in headcount and a decrease in consulting fees of $78,000.

Operating Income (Loss). Operating income of $235,000 for the second three months of 2016 represents an increase from the operating loss of $(1,188,000) for the second three months of 2015. Operating income (loss) as a percentage of sales was 4.1% in the second three months of 2016 compared to (22.5%) in the second three months of 2015.

Other Expense. Interest expense increased to $90,000 in the second three months of 2016 from $78,000 in the second three months of 2015. The increase is the result of higher interest rates.

First six months of 2016 Compared with first six months of 2015

Net Sales. Net sales increased $1,600,000, or 16.0%, to $11,625,000 in the first six months of 2016 from $10,025,000 in the first six months of 2015. The increase is primarily attributed to an increase in sales of digital video headend products and data products offset by a decrease in analog video headend products and contract manufactured products. Sales of digital video headend products were $6,126,000 and $4,505,000, data products were $1,277,000 and $185,000, analog video headend products were $1,230,000 and $1,913,000 and contract manufactured products were $529,000 and $697,000 in the first six months of 2016 and 2015, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $6,940,000 for the first six months of 2016 from $7,109,000 for the first six months of 2015 and decreased as a percentage of sales to 59.7% from 70.9%. The overall decrease as well as the decrease as a percentage of sales was primarily attributed to an overall reduction in manufacturing overhead, as well as a more favorable product mix.

Selling Expenses. Selling expenses decreased to $1,316,000 for the first six months of 2016 from $1,616,000 in the first six months of 2015 and decreased as percentage of sales to 11.3% for the first six months of 2016 from 16.1% for the first six months of 2015. The $300,000 decrease was primarily the result of a decrease in salary expense (including fringe benefits) of $342,000 due to a decrease in headcount offset by an increase in commissions of $62,000.

General and Administrative Expenses. General and administrative expenses decreased to $1,947,000 for the first six months of 2016 from $2,082,000 for the first six months of 2015 and decreased as a percentage of sales to 16.8% for the first six months of 2016 from 20.8% for the first six months of 2015. The $135,000 decrease was primarily the result of a decrease in salary expense (including fringe benefits) of $381,000 due to a decrease in headcount offset by an increased travel and entertainment expense of $93,000 due to increased business travel in the first quarter and an increase in professional fees of $101,000. The percentage decrease was primarily the result of higher sales.

Research and Development Expenses. Research and development expenses decreased to $1,387,000 in the first six months of 2016 from $1,729,000 in the first six months of 2015 and decreased as a percentage of sales to 11.9% for the first six months of 2016 from 17.3% for the first six months of 2015. This $342,000 decrease is primarily the result of a decrease in amortization expense of $111,000 relating to license fees, a decrease in salary expense (including fringe benefits) of $122,000 due to a decrease in headcount and a decrease in consulting fees of $78,000.

Operating Income (Loss). Operating income of $35,000 for the first six months of 2016 represents an increase from the operating loss of $(2,511,000) for the first six months of 2015. Operating income (loss) as a percentage of sales was 0.3% in the first six months of 2016 compared to (25.1%) in the first six months of 2015.

Other Expense. Interest expense increased to $174,000 in the first six months of 2016 from $149,000 in the first six months of 2015. The increase is the result of higher average borrowings and higher interest rates.

Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, the Company’s working capital (deficit) was $931,000 and $(309,000), respectively. The increase in working capital is primarily due to an increase of cash of $298,000, a decrease in the line of credit of $436,000 and a decrease in accounts payable and accrued expenses of $714,000.

The Company’s net cash provided by operating activities for the six-month period ended June 30, 2016 was $470,000, primarily due to non cash adjustments of $862,000 and a decrease in inventories of $577,000, offset by a net loss of $215,000 and a decrease in accounts payable and accrued expenses of $714,000.

Cash used in investing activities for the six-month period ended June 30, 2016 was $13,000, of which $9,000 was attributable to license fees and $4,000 was attributable to capital expenditures.

Cash used in financing activities was $159,000 for the first six months of 2016, which was comprised of net repayments on the Revolver of $436,000 and repayment of debt of $123,000, offset by borrowing from related parties of $400,000.

For a full description of the Company’s senior secured indebtedness under the Santander Facility and the Company’s senior subordinated convertible indebtedness under the Subordinated Loan Facility, and their respective effects upon the Company’s condensed consolidated financial position and results of operations, see Note 6 – Debt and Note 7 – Subordinated Convertible Debt with Related Parties, of the Notes to Condensed Consolidated Financial Statements.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Santander Financing and the Subordinated Loan Facility. As of June 30, 2016, the Company had approximately $2,228,000 outstanding under the Revolver and $742,000 of additional availability for borrowing under the Revolver, as well as $250,000 of additional availability for borrowing under the Subordinated Loan Facility. As of July 31, 2016, the Company had approximately $2,676,000 outstanding under the Revolver and $782,000 of additional availability for borrowing under the Revolver, as well as $250,000 of additional availability for borrowing under the Subordinated Loan Facility.

The Company’s Revolver and Term Loan under the Santander Financing, which was to have expired on February 1, 2016, has been extended by Santander through September 1, 2016. While the Company anticipates either obtaining a further extension of the maturity date of the Santander Financing or refinancing all or part of the Santander Financing prior to September 1, 2016, there can be no assurances that an extension or refinancing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Beginning in early 2015, the Company experienced a significant decline in its net sales, which have not recovered to historical norms, but which have stabilized at reduced levels. Although sales increased in the first six months of 2016, the Company does not anticipate that sales will recover to historical norms during 2016. In light of these developments and as detailed below, the Company has taken dramatic steps during the past year, implemented in several phases, in order to manage operations through what has been and is anticipated to be a protracted period of diminished sales levels. Based upon these facts and trends occurring in our business, together with our current expectations for the next four fiscal quarters, we believe that if we are unable to further extend our current Revolver and Term Loan or otherwise refinance this indebtedness, we will not have sufficient liquidity necessary to sustain operations for the next twelve months. These factors, and possibly others, raise substantial doubt about the Company’s ability to continue as a going concern, a risk that was first discussed in our quarterly report on Form 10-Q filed in November 2015.

During the past fifteen months, the Company has focused on implementing a turnaround strategy, under which, since March 2015, it has been implementing operational and financial processes to improve liquidity, cash flow and profitability. In addition to seeking to further extend or refinance its outstanding indebtedness with Santander that is due on September 1, 2016, the Company has also entered into the Subordinated Loan Facility, which has provided the Company with $500,000 of additional working capital and under which there remains availability for further borrowings of an additional $250,000. The Company is currently in discussions with Santander to extend the term of the Company’s Revolver and Term Loan and is in early stage discussions with several alternative lenders regarding refinancing of the Santander Financing. As of the date of this Report, however, uncertainty exists as to the ultimate outcome of a refinancing or extension of the Company’s Revolver and Term Loan and any commitment or proposal. Accordingly, there are no assurances that these commitments, proposals or discussions will result in any transaction, or that any such transaction, if implemented, will be successful.

In other efforts to alleviate the liquidity pressures and reposition the Company to generate positive cash flow at a lower level of net sales, since March 2015, the Company has implemented a multi-phase cost-reduction program which reduced expenses during 2015 by approximately $1,035,000 and is expected to reduce annualized expenses by approximately $2,850,000. In 2016, the Company is implementing additional elements of its cost reduction program designed to preserve working capital, including the further reduction of salaries of certain employees of the Company. Although we believe we have made and will continue to make progress under these programs (e.g., the Company’s liquidity has modestly improved since March 30, 2015, and the Company is on track to meet or exceed its cost reduction target for 2016), we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that our planned operational improvements will be successful. If anticipated operating results are not achieved, and/or sufficient funds are not obtained from the Company’s efforts to refinance and raise capital, further reductions in operating expenses may be needed and could have a material adverse effect on the Company’s ability to achieve its intended business objectives and continue as a going concern.

The Company’s primary long-term obligations are for payment of interest and principal on the Company’s Revolver and Term Loan, both of which expire on September 1, 2016. The Company expects to use cash generated from operations to meet its long-term debt obligations, and anticipates obtaining a further extension or refinancing its long-term debt obligations at maturity. The Company considers opportunities to refinance its existing indebtedness based on market conditions. Although the Company will be required to refinance all or part of its existing indebtedness by September 1, 2016 (unless a further extension from Santander is obtained), there can be no assurances that it will successfully do so. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, or other events, may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $4,000 and $188,000 in the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. The Company expects to use cash generated from operations, amounts available under its credit facility, proceeds from advances under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

New Accounting Pronouncements

See Note 4 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the Company’s condensed consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2016.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company maybe a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 19 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: August 15, 2016	By:	/s/ Robert J. Pallé
Robert J. Pallé,
Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A originally filed May 9, 2008.
10.1	Fifteenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated June 1, 2016, between Santander Bank, N.A. and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 3, 2016.
31.1	Certification of Robert J. Pallé pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.
101.1	Interactive data files.	Filed herewith.