Form 10-K
period 2016-12-31
BLONDER TONGUE LABORATORIES INC
filed 2017-03-31
CIK 1000683

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _________________

Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.001	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016: $2,510,142

Number of shares of common stock, par value $.001, outstanding as of March 15, 2017: 8,121,835

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 23, 2017 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant’s last fiscal year) are incorporated by reference into Part III of this report.

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

Introduction

  Overview

Blonder Tongue, with its subsidiary R. L. Drake Holdings, LLC (“Drake”), is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. For over 65 years, Blonder Tongue/Drake products have been deployed in a long list of locations, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. These applications are also variously described as commercial, institutional, and/or enterprise environments and will be referred to herein collectively as “CIE”. The customers we serve include business entities installing private video and data networks in these environments, whether they are the largest cable television operators, telco or satellite providers, integrators, architects, engineers or the next generation of Internet Protocol Television (“IPTV”) streaming video providers.

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

While residential growth remains relatively flat, the CIE environment is growing ($10.04 billion in 2016, up from $9.3 billion in 2014). The CIE market segments that the Company serves have been focused on the migration to IPTV networks. The Company has expanded its video product line portfolio to address the growth of IP streaming. The Company’s newly introduced Scalable Transcode-Encoder Platform (“STEP”) transcodes HD/SD video content to Adaptive Bit Rate video profiles supporting multi-screen protocols for further processing into the operator’s multiscreen work flow. The Company has collaborated with cable television (“CATV”) Multiple System Operators (“MSOs”) to produce a cost-effective encoder for IP support of Public Education Government (“PEG”) video content. A custom hotel guide solution was developed for MSOs, enabling them to extract guide source data from the headend and transmit it over traditional HFC networks to produce a custom hotel guide at a lower price than the traditional third-party guide solutions. As the industry adopts Ultra-HD (4K) and High Efficiency Video Coding (“HEVC”) encoding, the Company plans to produce products to support its traditional customers as well as new customers. While already experiencing full scale commercialization in international markets, the United States market continues to increasingly embrace IPTV technology. The worldwide market now has over 142.9 million IPTV subscribers, and is projected to have 192 million by 2020.

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

The MPEG-2 Encoder IP core has a unique compression engine capable of creating HD MPEG-2 real-time encoding of a single channel of 1080i/720p/480i video. The use of this real-time encoding technique enables the Company to provide broadcast MPEG-2 HD and SD encoding. MPEG-2 is widely used as the format of digital television signals that are broadcast by terrestrial (over-the-air), cable, and direct broadcast satellite TV systems. The Company’s revenues for digital encoders were $7,762,000 in 2016 and $6,749,000 in 2015.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. VBrick purchases of these products were approximately $1,176,000 and $1,274,000 in 2016 and 2015, respectively.

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

The primary end locations of the Company’s product are the CIE environments described above, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. We provide a wide range of products to meet the special needs of these applications, and we serve many types of customers, from the large cable companies to private contractors. We sell to anyone putting product into the CIE business market, including:

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

The key to proactively responding to the needs of the foregoing CIE environments is to build a suite of product solutions that are optimized for the operator’s existing infrastructure, as well as future strategy. Operators look for the following features when selecting technology:

•	Versatility for Now, providing multiple source inputs and different output formats, including simultaneous QAM and IP capability. Off-air local programs, locally generated content, and national broadcasts can all be viewed on televisions via coax, as well as on desktops and other connected devices via an IP network. This allows operators to expand the reach of their video without having to run additional cable throughout the building and optimize the use of coax and/or IP infrastructures.

•	Flexibility for the Future, recognizing that even if an operator is not utilizing both QAM and IP outputs today, these features may be needed tomorrow. Operators seek to choose scalable technology that can keep up with advances in system architecture and allow them to best leverage existing data and Wi-Fi infrastructure, without overburdening it. This includes considerations for TV Everywhere (bring your own content/device) as well as recently introduced Ultra-HD, also known as 4K.

•	Affordability, by identifying high-quality, cost-effective, innovative solutions with a strong performance-to-cost ratio, is the key to insuring the operator can offer a competitively priced package to their business and enterprise customers. Focus on the features required for the location and its management, including remote setup, monitoring and diagnostics through an IP interface and hot spare capability.

A key component of the Company’s growth strategy is to leverage its reputation across a broad product line, offering one-stop-shop convenience to the cable, broadcast and professional markets and delivering products having a high performance-to-cost ratio. The Company has historically enjoyed, and continues to enjoy, a leading position in many of the CIE market segments that it serves.

Markets Overview

The television industry has been dominated by traditional cable operators, who subsequently expanded into high-speed internet and telephony services. The penetration of wireless and direct-broadcast satellite (“DBS”) (such as DIRECTV® and DISH Network®) in the video market, continues to grow, with a combined subscriber count of almost 39.2 million. Telephone companies (i.e. Verizon and AT&T) also compete with cable operators for services on a national level, delivering video, high-speed internet and telephony services direct to the home or to the curb with an estimate of over 27.1 million subscribers.

With IPTV technology comes additional market pressures and opportunities. First, there is the matter of alternative TV services riding “Over the Top” of existing infrastructures (“OTT television”), where the delivered video is not part of the service provider’s own video service. Examples include Web-delivered video such as Netflix, Hulu and Apple TV. Cable, satellite and telco service providers will need to innovate to provide additional service offerings to compete with lower cost OTT television providers (subscribers exceeding 246.7 million). In addition, content providers such as HBO, SHOWTIME and CBS have deployed their own streaming services, without requiring a cable TV subscription. With the advent of “TV Everywhere”, where video is displayed not only on the traditional television, but also on personal computers and mobile devices, cable operators are trying to tackle not only technological challenges associated with these offerings, but also content management and customer authentication. The idea that the consumer is at the center, and not the hardware or the network, is revolutionizing how video (and media) content is delivered.

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

Additional Considerations

The evolution of technology with respect to video, internet and telephone services continues at a rapid pace. Cable TV’s QAM video is competing with DIRECTV® and EchoStar’s DBS service and cable modems compete with digital subscriber lines and fiber-to-the-home offered by regional telephone companies. Telephone companies are building national fiber networks and are delivering video, internet and telephone services directly to the home over fiber optic cable, and digital telephone is being offered by cable companies and others in competition with traditional phone companies. The convergence of data and video communications continues, wherein computer and television systems merge. This merging of technologies is extending services and content delivery to mobile smart phone devices and tablet computers with over-the-air data delivery competing with cable- delivered services.

Larger MSOs have transitioned or are in the process of transitioning to all-digital platforms (and in some instances MPEG-4/H.264). Satellite DBS television, digitally compressed programming and IP delivery require headend products, set-top decoding receivers, or digital terminal adapters, to convert the transmitted signals back to analog so that they may be viewed on analog television sets. The split of analog and digital offerings provided to customers varies as a function of the size of the operator and their deployment strategy. For example, the majority of private cable and other smaller service providers continue to deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ set top boxes or digital terminal adapters at each television set.

Key Products

Blonder Tongue’s products can be separated according to function and technology. Four key categories account for the majority of the Company’s revenue – Digital Video Headend, Analog Video Headend, HFC Distribution and Data:

•              Digital Video Headend Products (including Encoders) are used by a system operator for acquisition, processing, compression, encoding and management of digital video. The headend is the center of a digital television system. It is the central location where multiple programs are received and, through additional processing, allocated to specific channels for digital distribution. Blonder Tongue continues to expand its Digital Product offerings to meet the evolving needs of its customers, which is expected to continue for years to come. We offer a broad line of HD and SD, MPEG-2 and MPEG-4/H.264 encoders optimized for the CIE environment. One example is a line of enhanced encoders optimized for the extreme demands of broadcasting live sports, another is a cost effective MPEG-2/H.264 encoder for IP support of PEG channels. The Company’s STEP and custom hotel guide solutions were developed for additional needs not being met in a cost effective manner. IP interfaces have been added to a wide range of products to help in the migration to IPTV. One such example is the AQT8, a multichannel 8VSB/QAM-IP transcoder that receives off-air broadcast signals and transcodes them for coax and IP distribution. Other lines of digital products provided by Blonder Tongue and Drake include EdgeQAM devices and Satellite Quadrature Phase Shift Key (“QPSK”) to QAM transcoders.

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

Digital Video Headend Product use continues to expand in all of the Company’s primary markets, bringing more advanced technology to consumers and operators. It is expected that this area will continue to be a major component of the Company’s business. The Company’s Digital Video Headend Products accounted for approximately 52% and 46% of the Company’s revenues in 2016 and 2015, respectively.

•              Analog Video Headend Products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Among the products offered by the Company in this category are pre-fabricated headends to accommodate legacy analog TV systems, modulators, demodulators, and processors. The Company’s Analog Video Headend Products accounted for approximately 10% and 17% of the Company’s revenues in 2016 and 2015, respectively.

•              HFC Distribution Products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Among the products offered by the Company in this category are broadband amplifiers, directional taps, splitters and wall outlets for coax distribution and fiber optic transmitters, receivers (nodes), and couplers. In cable television systems, the HFC distribution products are either mounted on exterior utility poles or encased in pedestals, vaults or other security devices. In CIE systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coax cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company’s HFC Distribution Products accounted for approximately 16% and 18% of the Company’s revenues in 2016 and 2015, respectively.

•              Data Products gives service providers, integrators, and premise owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU's, and college campuses using IP technology. Among the products offered by the Company are CMTS (Cable Modem Termination System) and modem cards. The Company’s Data Products accounted for approximately 12% and 5% of the Company’s revenues in 2016 and 2015, respectively.

•              Other Products. There are a variety of other products that the Company sells to a lesser degree, either to fill a customer need or where sales have reduced due to changes in Company direction, technology, or market influences. Sales of products in these categories contributed less significantly to the Company’s revenues in 2016 and are expected to remain this way for 2017. These products include:

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

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products to accommodate customer demand for greater capability, (iii) license new technologies, and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects, with the expectation or promise of substantial future orders. Projects may also result from new technologies that become available, or new market applications of existing technology. In the new product development process, the vast experience of the Company’s Engineering Group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace. Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and lowering production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties. The Company will also license technology if it can obtain technology more quickly, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party. There were 19 employees in the research and development department of the Company at December 31, 2016, including six employees located at the Company’s facility in Springboro, Ohio and four employees located at the Company’s facility in Ft. Wayne, Indiana. The Company’s research and development expenses were $2,741,000 and $3,331,000 for the years ended December 31, 2016 and 2015, respectively.

Marketing and Sales

Blonder Tongue markets and sells its products for use in a wide range of traditional and CIE markets, including traditional cable television, multiple dwelling unit (“MDU”), lodging/hospitality, and institutional (schools, hospitals and prisons). The Company also sells into a multitude of niche CIE markets such as sports arenas and the cruise ship industry. Sales are made directly to customers by the Company’s internal sales force, as well as through Premier Authorized Stocking Distributors. The Company instituted its Premier Distributor Program in 2007, through which a limited group of larger distributors who stock a significant amount of the Company’s products in their inventory (Premier Authorized Stocking Distributors) are given access to a special purchase incentive program allowing them to achieve volume price concessions measured on a year-to-year basis. Sales to Premier Authorized Stocking Distributors accounted for approximately 37% and 38% of the Company’s revenues for 2016 and 2015, respectively. These Premier Authorized Stocking Distributors serve multiple markets. Direct sales to cable operators and system integrators accounted for approximately 15% of the Company’s revenues in both 2016 and 2015.

The Company’s sales and marketing function is performed predominantly by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities. The Company’s internal sales force consists of 14 employees, including three salespersons in Old Bridge, NJ, one salesperson in Round Rock, TX, one salesperson in Seminole, FL, one salesperson in Springboro, OH, one salesperson in Peterborough, Ontario, Canada, one sales-support person in Springboro, OH and six sales-support personnel at the Company’s headquarters in Old Bridge, New Jersey.

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

Customers

Blonder Tongue has a diverse customer base, which in 2016 consisted of approximately 215 active accounts. Approximately 53% and 48% of the Company’s revenues in 2016 and 2015, respectively, were derived from sales of products to the Company’s five largest customers. World Cinema, Inc. and Toner Cable Equipment, Inc. accounted for approximately 17% and 15%, respectively, of the Company’s revenues in 2016. Toner Cable Equipment, Inc., World Cinema, Inc. and Nickless Schirmer accounted for approximately 16%, 11% and 10%, respectively, of the Company’s revenues in 2015. None of these customers are obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period. Accordingly, there can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period, however, the Company currently anticipates that Toner Cable Equipment, Inc. and World Cinema, Inc. will continue to account for a significant portion of the Company’s revenues in future periods. See disclosure below in “Risk Factors – Any substantial decrease in sales to our largest customers may adversely affect our results of operations or financial condition” for further details.

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

The Company’s revenues are derived primarily from customers in the continental United States; however, the Company also derives some revenues from customers in other geographical markets, primarily Canada and to a much more limited extent, in developing countries. Sales to customers outside of the United States represented approximately 3% of the Company’s revenues in both 2016 and 2015. All of the Company’s transactions with customers located outside of the United States have historically been denominated in U.S. dollars. As such, the Company has had no material foreign currency transactions. However, the Company derived certain sales from customers located in Canada during 2016 and 2015 denominated in Canadian Dollars. Transactions denominated in foreign currencies have certain inherent risks associated with them due to currency fluctuations. See “Risk Factors” below for more detail on the risks associated with foreign currency transactions.

Manufacturing and Suppliers

Blonder Tongue’s primary manufacturing operations are presently located at the Old Bridge Facility, which also serves as the Company’s headquarters. The Company has developed, implemented and maintains a Quality Management System (QMS), that has been certified as conforming to all requirements of the ISO 9001:2015 international standard. The Company’s manufacturing operations are vertically integrated and consist principally of the programming, assembly, and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal of chassis and cabinets for such assemblies. Management continues to implement improvements to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor to accommodate increasingly fine pitch surface mount electronic components. The Company is capable of manufacturing assemblies of 16 layer PCBs with thousands of components including placement of 0.030x0.030mil ball grid arrays and 0201 packaged sized components, utilizing its advanced state-of-the-art automatic placement equipment as well as automated optical inspection and testing systems. Investments by the Company in these advanced manufacturing technologies is consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products. The Company also maintains a small sales and engineering facility in Springboro, Ohio and maintains a small engineering facility in Ft. Wayne, Indiana.

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

The Company owns a United States trademark registration for the word mark “Blonder Tongue®” and also on a “BT®” logo. Drake owns a United States trademark registration for the word mark “DRAKE®”.

Since 2008, the Company has obtained and renewed licenses for a variety of technologies in concert with its digital encoder line of products. The licenses are from a number of companies including DTLA (expires April 30, 2017), and LG Electronics (expires December 2017). These standard licenses are all non-exclusive and require payment of royalties based upon the unit sales of the licensed products. With regard to the licenses expiring in 2017, the Company expects to renew these standard licenses on similar terms to those presently in force. For additional information regarding these licenses, see “Introduction – Overview” starting on page 3.

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

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2016 and does not anticipate incurring in 2017, material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2017. The Company intends to renew this permit.

Employees

As of February 28, 2017, the Company employed approximately 122 people, including 75 in manufacturing, 18 in research and development, 4 in quality assurance, 13 in sales and marketing, and 12 in a general and administrative capacity. Substantially all of these employees are full time employees. Thirty-seven of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a labor agreement with the Company that is scheduled to expire in February 2019.

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

Approximately 53% and 48% of our revenues in 2016 and 2015, respectively, were derived from sales of products to the Company’s five largest customers. None of these customers are obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period. Accordingly, there can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period.

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

In addition, three and two of our customers, respectively accounted for approximately 41% of our outstanding trade accounts receivable at December 31, 2016 and 2015, respectively. Any substantial decrease or delay in sales to one or more of our leading customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us, or our inability to develop solid relationships with integrators that may replace the present leading customers, could have a material adverse effect on our results of operations and financial condition.

An inability to reduce expenses or increase revenues may cause continued net losses.

We have had losses each year since 2010, including a net loss of $1,166,000 for the year ended December 31, 2016. In 2016, our net sales revenue of $22.5 million, less cost of goods sold of $14.1 million did not cover our operating expenses of approximately $9.0 million for the year ended December 31, 2016. While management believes its ongoing efforts to reduce expenses and increase revenues will improve profitability, there can be no assurance that these actions will be successful. Failure to reduce expenses or increase revenues could have a material adverse effect on our results of operations and financial condition.

Inventory reserves for excess or obsolete inventories may adversely affect our results of operations and financial condition.

We continually analyze our excess or obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, we establish reserves. If we do not meet our sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. Although we believe reserves are adequate and inventories are reflected at net realizable value, there can be no assurance that we will not have to record additional inventory reserves in the future. Significant increases to inventory reserves could have a material adverse effect on our results of operations and financial condition.

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

The vast majority of our revenues in 2016 and 2015 came from sales of our products for use by cable infrastructure operators. Demand for our products depends to a large extent upon capital spending on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including:

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

During 2016 and 2015, the U.S. economy continued to feel the residual effects of the significant economic downturn that began in 2008, resulting in elevated levels of financial market volatility, customer uncertainty and widespread concerns about the U.S. and world economies. The macroeconomic environment and recovery from this downturn has been challenging and inconsistent. The ongoing effects of these circumstances may continue to negatively impact the demand for our products, which may have a material adverse effect on our business, financial condition and results of operations. In addition, the economic crisis has had a material and direct impact on financial institutions, resulting in tighter credit standards, giving rise to a deterioration of liquidity in the capital markets, particularly as it relates to the credit needs of smaller companies that have faced challenges during this period. This liquidity crunch could adversely affect our ability and the ability of our customers to borrow funds to support operations or other liquidity needs (including the ability to finance capital expenditures) or otherwise borrow or raise capital. Moreover, our stock price could remain depressed or decrease if investors have concerns that our business, financial condition or results of operations will be negatively impacted by a worldwide economic downturn.

The terms of our credit facility with Sterling Bank may restrict our current and future operating and financial flexibility and could adversely affect our financial and operational results.

On December 28, 2016, the Company, entered into a new credit facility with Sterling National Bank (“Sterling”). The Loan and Security Agreement between the Company and Sterling (the “Sterling Agreement”) includes a number of covenants that, among other things, may restrict our ability to:

•	engage in mergers, consolidations, asset dispositions or similar fundamental changes;
•	redeem or repurchase shares of Company stock;
•	create, incur, assume or guarantee additional indebtedness;
•	create, incur or permit liens on our assets;
•	make loans or investments;
•	pay cash dividends or make similar distributions; and
•	change the nature of our business.

These restrictions in the Sterling Agreement may limit our ability to engage in certain transactions that could be beneficial to us and our stockholders. In addition, the Sterling Agreement also requires us to meet certain financial covenants. A failure by us to comply with the financial or other covenants under the Sterling Agreement could result in an event of default. In the event of a default, Sterling could elect to declare all borrowings, accrued and unpaid interest and other fees outstanding, due and payable, and require us to apply all of our available cash to repay these borrowings, which would likely have a material adverse on our results of operations and financial condition.

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

Our earnings would be reduced if our goodwill or intangible assets recorded as part of the Drake Acquisition were to become impaired.

We recorded goodwill and identifiable intangible assets as part of the Drake Acquisition in February 2012. Goodwill is generated when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If our goodwill or intangible assets recorded in connection with the Drake Acquisition were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill or intangible assets would not impact cash flow, tangible capital or liquidity.

We may face risks relating to currency fluctuations and currency exchange.

Historically the Company has had limited exposure to currency fluctuations since transactions with customers located outside the United States have generally been denominated in U.S. Dollars. The Company incurs certain expenses which are denominated in Canadian Dollars in connection with its sales and product distribution in Canada. In addition, the Company incurs certain expenses denominated in RMB in connection with its contract manufacturing activities in the PRC. The Company's functional currency is the U.S. Dollar. Accordingly, any expense denominated in Canadian Dollars or RMB needs to be translated into U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between the Canadian Dollar and the U.S. Dollar and the RMB and U.S. Dollar in recent years have fluctuated significantly and may do so in the future. We do not engage in currency hedging activities to limit the risks of currency fluctuations. Currency fluctuations could adversely impact our results of operations, cash flows and financial position.

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

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. We do not anticipate material capital expenditures during 2017 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

Any of these provisions which may have the effect of delaying or preventing a change in control of the Company, could have a material adverse effect on the market value of our Common Stock.

It is unlikely that we will pay dividends on our Common Stock.

We intend to retain all earnings to finance the growth of our business and therefore do not intend to pay dividends on our Common Stock in the foreseeable future. Moreover, the Sterling Agreement prohibits the payment of cash dividends by us on our Common Stock.

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

Our directors and officers beneficially own, or have the right to vote, approximately 44% of our Common Stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.

Delays or difficulties in negotiating a labor agreement or other difficulties in our relationship with our union employees may cause an adverse effect on our manufacturing and business operations.

All of our direct labor employees located at the Old Bridge, New Jersey facility are members of the International Brotherhood of Electrical Workers Union, Local 2066 (the “Union”), under a collective bargaining agreement, which expires in February 2019. In connection with any renewal or renegotiation of the labor agreement upon its termination, there can be no assurance that work stoppages will not occur or that we will be able to agree upon terms for future agreements with the Union. Any work stoppages could have a material adverse effect on our business operations, results of operations and financial condition.

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

The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which is owned by the Company. The Old Bridge Facility is encumbered by a mortgage held by Sterling National Bank, securing the obligations of the Company to Sterling under the Sterling Agreement, which includes the principal amount of $3,500,000 under the term loan portion of the Sterling Agreement as of December 31, 2016, and by a mortgage held by the Subordinated Lenders (defined in Item 7 below) securing the Subordinated Loan Facility (defined in Item 7 below) in the principal amount of up to $750,000, of which $500,000 is outstanding as of March 31, 2017. In addition, the Company leases an engineering and sales facility consisting of one building totaling approximately 7,500 square feet in Springboro, Ohio. The lease for this facility expires in October, 2021. The total lease obligation will be approximately $47,000 during 2017. Further, the Company leases an engineering facility consisting of one building totaling approximately 2,400 square feet in Fort Wayne, Indiana. The lease for this facility expires in May, 2020. The total lease obligation will be approximately $38,000 during 2017. Management believes that these facilities are adequate to support the Company’s anticipated needs in 2017.

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

Market Information

Year Ended December 31, 2016:	High	Low

First Quarter	$.51	$.28
Second Quarter	.50	.28
Third Quarter	1.10	.42
Fourth Quarter	.67	.41

Year Ended December 31, 2015:	High	Low

First Quarter	$2.81	$.88
Second Quarter	1.03	.64
Third Quarter	.95	.46
Fourth Quarter	.75	.30

The Company’s Common Stock is traded on NYSE MKT under the symbol “BDR.”

Holders

As of March 15, 2017, the Company had 79 holders of record of the Common Stock. Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

Dividends

The Company currently anticipates that it will retain all of its earnings to finance the operation of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Since its initial public offering, the Company has never declared or paid any cash dividends on its Common Stock. Any determination to pay dividends in the future is at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. The Sterling Agreement prohibits the payment of cash dividends by the Company on its Common Stock.

Share Repurchases

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300,000 of its outstanding common stock (the “2002 Program”). On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100,000 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2016, the Company can purchase up to $72,000 of its common stock under the 2002 Program and up to 100,000 shares of its common stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. The Sterling Agreement currently prohibits the Company from repurchasing shares of its common stock, whether under the 2007 Program or otherwise. During 2016, the Company did not purchase any of its common stock under the 2002 Program or the 2007 Program.

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

Overview

The Company was incorporated in November 1988, under the laws of Delaware as GPS Acquisition Corp. for the purpose of acquiring the business of Blonder-Tongue Laboratories, Inc., a New Jersey corporation, which was founded in 1950 by Ben H. Tongue and Isaac S. Blonder to design, manufacture and supply a line of electronics and systems equipment principally for the private cable industry. Following the acquisition, the Company changed its name to Blonder Tongue Laboratories, Inc. The Company completed the initial public offering of its shares of Common Stock in December 1995.

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

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue. Accordingly, any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. Sales of digital video headend products were $11,777,000 and $9,364,000 and sales of analog video headend products were $2,317,000 and $3,555,000 in 2016 and 2015, respectively.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. VBrick purchases of these products were approximately $1,176,000 and $1,274,000 in 2016 and 2015, respectively.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data from continuing operations as a percentage of net sales.

	Year Ended December 31,
	2016	2015

Net sales	100.0%	100.0%
Costs of goods sold	62.9	80.2
Gross profit	37.1	19.8
Selling expenses	10.9	14.7
General and administrative expenses	17.0	19.8
Research and development expenses	12.2	15.9
Loss from operations	(3.0)	(30.6)
Other expense, net	2.2	1.5
Loss before income taxes	(5.2)	(32.1)
Provision (benefit) for income taxes	-	-

2016 Compared with 2015

Net Sales. Net sales increased $1,563,000 or 7.5% to $22,506,000 in 2016 from $20,943,000 in 2015. The increase is primarily attributable to an increase in sales of digital video headend products and data products offset, in part, by a decrease in sales of analog video headend products and contract manufactured products. Sales of digital video headend products were $11,777,000 and $9,364,000, sales of data products were $2,701,000 and $1,051,000, sales of analog video headend products were $2,317,000 and $3,555,000, and sales of contract manufactured products were $895,000 and $1,553,000 in 2016 and 2015, respectively. The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products.

Cost of Goods Sold. Cost of goods sold decreased to $14,149,000 in 2016 from $16,788,000 in 2015 and decreased as a percentage of sales to 62.9% from 80.2%. The dollar decrease is primarily attributable to a reduced provision for inventory reserves. The decrease as a percentage of sales is attributable to a decrease in the provision for inventory reserves as well as a more favorable product mix, as sales of digital products comprised a greater percentage of sales in 2016. The provision for inventory reserves was $128,000 and $2,053,000 in 2016 and 2015, respectively. The Company expects cost of goods sold as a percentage of sales to go down during 2017.

Selling Expenses. Selling expenses decreased to $2,459,000 in 2016 from $3,072,000 in 2015 and decreased as a percentage of sales to 10.9% for 2016 from 14.7% for 2015. This $613,000 decrease is primarily attributable to a decrease in salaries and fringe benefits of $575,000 due to reduced head count. The decrease as a percentage of sales is attributable to the overall decrease as well as an increase in net sales. The Company anticipates that expenses in this area will increase slightly in 2017.

General and Administrative Expenses. General and administrative expenses decreased to $3,828,000 in 2016 from $4,152,000 in 2015 and decreased as a percentage of sales to 17.0% for 2016 from 19.8% in 2015. The $324,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $457,000 due to headcount reductions. The decrease as a percentage of sales is attributable to the overall decrease as well as an increase in net sales. The Company anticipates that expenses in this area will be further reduced in 2017, as the Company implemented certain cost savings measures during 2016.

Research and Development Expense. Research and development expenses decreased to $2,741,000 in 2016 from $3,331,000 in 2015, and decreased as a percentage of sales to 12.2% in 2016 from 15.9% in 2015. This $590,000 decrease is primarily attributable to a decrease in license fees of $276,000 as well as a decrease in salaries and fringe benefits of $191,000 due to headcount reductions. The decrease as a percentage of sales is attributable to the overall decrease as well as an increase in net sales.

Operating Loss. Operating loss of $(671,000) for 2016 represents a decrease of $5,729,000 from the operating loss of $(6,400,000) in 2015. Operating loss as a percentage of sales decreased to (3.0) % in 2016 from (30.6) % in 2015.

Interest expense. Interest expense increased to $408,000 in 2016 from $304,000 in 2015. The increase is the result of higher interest rates and higher average borrowings. The Company anticipates a decrease in its interest expense in 2017 as a result of lower cost of funds under the Sterling Agreement, which replaced the Santander Agreement in December 2016.

Income Taxes. The provision for income taxes was $29,000 in 2016 and $46,000 in 2015. The Company records a full valuation allowance for net deferred tax assets that are no longer considered to be realizable. The decrease in the 2016 provision is attributable to an increase in the deferred tax provision related to the amortization of indefinite lived intangible assets, or “naked credits,” which cannot be offset by the valuation allowance offset by an increase in the valuation allowance. The Company expects to continue to provide a full valuation allowance until it can sustain a level of profitability that demonstrates its ability to utilize these net deferred tax assets. The significant negative evidence supporting the full valuation allowance includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2016, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2016 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

As of December 31, 2016 and 2015, the Company’s working capital (deficit) was $3,464,000 and $(309,000), respectively. The increase in working capital in 2016 is primarily due to the refinancing of the prior Santander Term Loan of $3,286,000 from short term to long term and a decrease in borrowings under the Revolver of $544,000.

The Company’s net cash provided by operating activities for the year ended December 31, 2016 was $771,000, primarily due to non-cash expenses of $1,653,000 and a reduction in inventories of $856,000 offset by a net loss of $1,195,000 and a reduction in accounts payable and accrued expenses, compared to net cash used in operating activities for the year ended December 31, 2015 of $798,000 primarily due to non-cash expenses of $3,656,000 and a reduction in inventories of $1,793,000, offset by a net loss of $6,771,000.

Cash used in investing activities was $56,000, which was attributable primarily to capital expenditures of $37,000 and the acquisition of licenses of $19,000.

Cash used in financing activities was $256,000 for the period ended December 31, 2016, comprised primarily of repayments of debt of $3,612,000 and net borrowings on the line of credit of $544,000 offset by borrowings of debt of $3,500,000 and borrowings of subordinated debt of $400,000.

On December 28, 2016, the Company entered into a Loan and Security Agreement (the “Sterling Agreement”). with Sterling National Bank. The Sterling Agreement provides the Company with a credit facility in an aggregate amount of $8,500,000 (the “Sterling Facility”) consisting of a $5,000,000 asset-based revolving line of credit (the “Revolver”) and a $3,500,000 amortizing term loan (the “Term Loan”). The Sterling Facility matures in December 2019. Interest on the Revolver is variable, based upon the 30-day LIBOR rate (currently 0.76% at December 31, 2016) plus a margin of 4.00%. Interest on the Term Loan also is variable, based upon the 30-day LIBOR rate (currently 0.76%at December 31, 2016) plus a margin of 4.50%. The Term Loan will amortize at the rate of $19,444 per month. At December 31, 2016, the outstanding balances under the Revolver and the Term Loan were $2,120,000 and $3,500,000, respectively. All outstanding indebtedness under the Sterling Agreement is secured by all of the assets of the Company and its subsidiaries.

The Sterling Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, encumbrances on the Company’s assets, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the sale or other disposition of the Company’s assets. In addition, the Company must maintain (i) a fixed charge coverage ratio of not less than 1.1 to 1.0 for any fiscal month (determined as of the last day of each fiscal month on a rolling twelve-month basis, as calculated for the Company and its consolidated subsidiaries) and (ii) a leverage ratio of not more than 2.0 to 1.0 for any fiscal month (determined as of the last day of each fiscal month, as calculated for the Company and its consolidated subsidiaries). Events of default under the Sterling Agreement include payment defaults, material misrepresentations, uncured breaches of covenants, cross defaults with certain other indebtedness, bankruptcy and insolvency events, changes of control and the occurrence of certain material adverse events.

A portion of the proceeds received by the Company under the Sterling Agreement has been used to repay all amounts outstanding under the Company’s existing Revolving Credit, Term Loan and Security Agreement with Santander Bank, N.A. (as amended, the “Santander Agreement”), which was terminated on December 28, 2016. The Santander Agreement was scheduled to expire December 31, 2016. Other proceeds may be used for working capital in the ordinary course of the Company’s business.

On March 28, 2016 the Company and its wholly-owned subsidiary, R.L. Drake Holdings, LLC (“Drake”), as borrowers and Robert J. Pallé, as agent (in such capacity “Agent”) and as a lender, together with Carol M. Pallé, Steven Shea and James H. Williams as lenders (collectively, the “Subordinated Lenders”) entered into a certain Amended and Restated Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the Subordinated Lenders agreed to provide the Company with a delayed draw term loan facility of up to $750,000 (“Subordinated Loan Facility”), under which individual advances in amounts not less than $50,000 may be drawn by the Company. Interest on the outstanding balance under the Subordinated Loan Facility from time to time, accrues at 12% per annum (subject to increase under certain circumstances) and is payable monthly in-kind by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest. The Subordinated Lenders have the option of converting the principal balance of the loan, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price of $0.54 per share (subject to adjustment under certain circumstances). This conversion right was subject to stockholder approval as required by the rules of the NYSE MKT, which approval was obtained on May 24, 2016 at the Company’s annual meeting of stockholders. The obligations of the Company and Drake under the Subordinated Loan Agreement are secured by substantially all of the Company’s and Drake’s assets, including by a mortgage against the Old Bridge Property (the “Subordinated Mortgage”). The Subordinated Loan Agreement terminates three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, will be due and payable in full.

In connection with the Subordinated Loan Agreement, the Company, Drake, the Subordinated Lenders and Sterling entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Subordinated Lenders under the Subordinated Loan Agreement and the Subordinated Mortgage are subordinate to the rights of Sterling under the Sterling Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of Sterling.

As of December 31, 2016, the Subordinated Lenders advanced $500,000 to the Company. In addition, $53,000 of PIK interest was accrued in the year ended December 31, 2016.

The Subordinated Loan Agreement amended and restated a prior agreement entered into on February 11, 2016 between the Company and Drake, as borrowers and Robert J. Pallé and Carol M. Pallé, as lenders (the “Prior Subordinated Loan Agreement”), pursuant to which Mr. and Mrs. Pallé had agreed to provide the Company with a delayed draw term loan facility of up to $600,000 on terms substantially similar to those terms set forth in the Subordinated Loan Agreement, including the conversion rights and pledge of Company assets to secure the loan. Aggregate advances under the Prior Subordinated Loan Agreement were $300,000 and such balances have transferred over to and now constitute outstanding balances under the Subordinated Loan Agreement. The Prior Subordinated Loan Agreement was amended and restated by the Subordinated Loan Agreement in order to increase the amount available for borrowing by the Company in an effort to further enhance the Company’s capital resources and liquidity.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available to the Company for loans with similar terms and maturities, as evidenced by the Sterling Agreement.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sterling Facility and the Subordinated Loan Facility. As of December 31, 2016, the Company had approximately $734,000 of additional availability for borrowing under the Revolver, as well as $250,000 of additional availability for borrowing under the Subordinated Loan Facility.

Prior to 2016, the Company incurred significant operating losses and did not have the necessary financing arrangements in place to support its capital resource needs. These factors contributed to the Company’s substantial doubt of its ability to continue as a going concern, which were set forth in its Form 10-K for the fiscal year ended December 31,2015 and. in subsequent quarterly reports on Form 10-Q prior to consummation of the Sterling Facility. During 2016, management has addressed going concern remediation through entering into the Sterling Facility (a long term obligation due in December 2019), which refinanced its prior Santander Agreement (which was due to expire in December 2016).  In addition, the Company reduced operating expenses to approximately $9,028,000 in 2016 from approximately $10,555,000 in 2015.  Net losses were reduced dramatically and cash flows from operations also improved, as cash generated from operating activities was approximately $771,000 in 2016 compared to cash used in operating activities of approximately $(798,000) in 2015. At December 31, 2016, the Company had approximately $3,464,000 of working capital.  As a result of continued improvements in the Company’s operations, liquidity, capital resources and working capital, the Company believes, it has the ability to sustain its operations and satisfy its obligations in the normal course of business, and therefore the conditions about substantial doubt have been determined to be alleviated.

The Company’s primary long-term obligations are for payment of interest and principal on the Sterling Facility, which expires on December 28, 2019, and the Subordinated Loan Facility, which expires on March 28, 2019. Repayment of the Subordinated Loan Facility is subject to the prior payment, satisfaction and discharge of the Sterling Facility. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $37,000 and $188,000 in the years ended December 31, 2016 and 2015, respectively. The Company expects to use cash generated from operations, amounts available under the Sterling Facility, proceeds from advances under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

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

Inventory and Obsolescence

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

Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2016 and 2015, respectively.

Valuation of Deferred Tax Assets

The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes”. Deferred income taxes are provided for temporary differences in the recognition of certain income and expenses for financial and tax reporting purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recent Accounting Pronouncements

See financial statement pages 49-52.

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

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2016.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2016 the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission for Smaller Reporting Companies that permit the Company to provide only management's report in this Annual Report on Form 10-K.

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about the Company’s directors and executive officers is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2017 Annual Meeting of Stockholders. The information about the Company’s Audit Committee (excluding the Audit Committee Report) and the Audit Committee’s “audit committee financial expert,” is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2017 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2017 Annual Meeting of Stockholders.

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

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2017 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2017 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2017 Annual Meeting of Stockholders. Information about the independence of each director or nominee for director of the Company during 2016 is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2017 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accounting Firm” and “Pre-Approval Policy for Services by Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2017 Annual Meeting of Stockholders.

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

(b)	Index to Exhibits:

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A for the period ending December 31, 2007, filed May 9, 2008.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

4.2	Warrant to Adaptive Micro-Ware, Inc.	Incorporated by reference from Exhibit 4.1 to Quarterly Report on Form 10-Q filed November 14, 2012.

10.1	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2013.

10.2	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2013, filed March 31, 2014.

10.3	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

10.4	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix A to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 21, 2014.

10.5	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 21, 2014.

Exhibit No.	Description	Location

10.6	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 15, 2005.

10.7	Form of Option Agreement under the 2005 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2007, filed March 31, 2008.

10.8	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.9	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.10	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed May 20, 2011.

10.11	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed May 20, 2011.

10.12	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2014, filed August 14, 2014.

10.13	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2014, filed August 14, 2014.

10.14	Blonder Tongue Laboratories, Inc. Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed June 20, 2014.

10.15	Deferred Compensation Plan for James A. Luksch, effective as of January 1, 2011, as amended and restated on February 4, 2011.	Incorporated by reference from Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.16	Revolving Credit, Term Loan and Security Agreement, dated August 6, 2008, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed August 8, 2008.

Exhibit No.	Description	Location

10.17	First Amendment to Revolving Credit, Term Loan and Security Agreement, dated January 14, 2011, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed January 20, 2011.

10.18	Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated February 1, 2012, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed February 7, 2012.

10.19	Third Amendment to Revolving Credit, Term Loan and Security Agreement, dated August 10, 2012, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 14, 2012

10.20	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 27, 2013, between Sovereign Business Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2012, filed April 1, 2013.

10.21	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, dated November 13, 2013, between Santander Bank, N.A. Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2013, filed November 14, 2013.

10.22	Sixth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 28, 2014, between Santander Bank N.A. Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2013, filed March 31, 2014.

10.23	Seventh Amendment to Revolving Credit, Term Loan and Security Agreement, dated January 21, 2015, between Santander Bank N.A. Capital and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed January 21, 2015.

10.24	Eighth Amendment to Revolving Credit, Term Loan and Security Agreement, dated May 14, 2015, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q, for the period ending March 31, 2015, filed May 15, 2015.

10.25	Ninth Amendment to Revolving Credit, Term Loan and Security Agreement, dated August 12, 2015, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, for the period ending June 30, 2015, filed August 14, 2015.

Exhibit No.	Description	Location

10.26	Tenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 14, 2015, between Santander Bank, N.A. and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed October 20, 2015.

10.27	Eleventh Amendment to Revolving Credit, Term Loan and Security Agreement, dated November 14, 2015, by and among Santander Bank, N.A., Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2015, filed November 16, 2015.

10.28	Twelfth Amendment to Revolving Credit, Term Loan and Security Agreement, dated December 16, 2015, between Santander Bank, N.A. and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed December 16, 2015.

10.29	Thirteenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated February 1, 2016, between Santander Bank, N.A. and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed February 2, 2016.

10.30	Fourteenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 1, 2016, between Santander Bank, N.A. and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed March 1, 2016.

10.31	Director Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed March 23, 2015.

10.32	Letter Agreement with James A. Luksch dated March 24, 2015	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed March 26, 2015.

10.33	Agreement with Blonder Tongue Laboratories, Inc. and Santander Bank N.A. dated March 30, 2015.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2015, filed May 15, 2015.

10.34	Senior Subordinated Convertible Loan and Security Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and Robert J. Pallé and Carol M. Pallé.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

Exhibit No.	Description	Location

10.35	Mortgage and Security Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., as Mortgagor and Robert J. Pallé and Carol M. Pallé, as Mortgagee.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

10.36	Subordination Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, Robert J. Pallé and Carol M. Pallé and Santander Bank, N.A.	Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

10.37	Amended and Restated Senior Subordinated Convertible Loan and Security Agreement dated as of March 28, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and Robert J. Pallé, as agent and as a lender and Carol M. Pallé, James H. Williams and Steven Shea, as lenders.	Incorporated by reference from Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed March 30, 2016.

10.38	Amended and Restated Mortgage and Security Agreement, dated as of March 28, 2016, by and between Blonder Tongue Laboratories, Inc., as Mortgagor and Robert J. Pallé, in his capacity as agent, as Mortgagee.	Incorporated by reference from Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed March 30, 2016.

10.39	Amended and Restated Subordination Agreement, dated as of March 28, 2016, by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, Robert J. Pallé, Carol M. Pallé, James H. Williams, and Steven Shea, and Santander Bank, N.A.	Incorporated by reference from Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed March 30, 2016.

10.40	Fifteenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated June 1, 2016, between Santander Bank, N.A. and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed June 3, 2016.

10.41	Blonder Tongue Laboratories, Inc. 2016 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, filed August 25, 2016.

10.42	Blonder Tongue Laboratories, Inc. 2016 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, filed August 25, 2016.

10.43	Sixteenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated August 25, 2016, between Santander Bank, N.A. and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 30, 2016.

Exhibit No.	Description	Location

10.44	Seventeenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated November 30, 2016, between Santander Bank, N.A. and Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 1, 2016.

10.45	Loan and Security Agreement dated as of December 28, 2016 by and between Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC, as Borrowers, Blonder Tongue Far East, LLC, as a Guarantor and a Credit Party and Sterling National Bank, as Administrative Agent and as a Lender, and the other Lenders from time to time party thereto.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.46	Form of Term RE Note dated December 28, 2016.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.47	Guaranty Agreement effective as of December 28, 2016 by and between Sterling National Bank, as administrative and collateral agent for the Lender Parties identified therein, and Blonder Tongue Far East, LLC, as Guarantor.	Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.48	Subordination Agreement dated as of December 28, 2016 by and between Sterling National Bank, as administrative and collateral agent for the Senior Lenders identified therein, and the Junior Creditor identified therein.	Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.49	Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement made as of December 28, 2016 by Blonder Tongue Laboratories, Inc. to Sterling National Bank, as administrative agent for the benefit of itself and the other Lender Parties identified therein.	Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

21	Subsidiaries of Blonder Tongue	Filed herewith.

23.1	Consent of Marcum LLP.	Filed herewith.

31.1	Certification of Robert J. Pallé pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	Interactive data files.	Filed herewith.

Exhibits 10.1, 10.3-10.15, and 10.31-10.32 represent management contracts or compensation plans or arrangements.

(c)	Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the applicable instructions or are inapplicable and therefore have been omitted.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Blonder Tongue Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blonder Tongue Laboratories, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum LLP

New York, NY

March 31, 2017

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash	$468	$9
Accounts receivable, net of allowance for doubtful accounts of $180 and $239	2,273	2,432
Inventories	5,064	5,595
Prepaid and other current assets	275	277
Total current assets	8,080	8,313
Inventories, net non-current	991	1,444
Property, plant and equipment, net of accumulated depreciation and amortization	3,279	3,621
License agreements, net	117	458
Intangible assets, net	1,612	1,784
Goodwill	493	493
Other assets, net	428	117
	$15,000	$16,230
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,120	$2,664
Current portion of long-term debt	228	3,604
Accounts payable	1,390	1,387
Derivative liability	260	-
Accrued compensation	320	388
Accrued benefit pension liability	101	54
Income taxes payable	15	6
Other accrued expenses	182	519
Total current liabilities	4,616	8,622

Subordinated convertible debt with related parties	376	100
Long-term debt	3,335	10
Deferred income taxes	139	129
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued, 8,122 and 6,766 shares outstanding	8	8
Paid-in capital	26,132	26,361
Accumulated deficit	(17,179)	(12,198)
Accumulated other comprehensive loss	(1,278)	(1,168)
Treasury stock, at cost, 342 and 1,699 shares	(1,149)	(5,634)
Total stockholders’ equity	6,534	7,369
	$15,000	$16,230

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year ended December 31
	2016	2015

Net sales	$22,506	$20,943
Cost of goods sold	14,149	16,788
Gross profit	8,357	4,155
Operating expenses:
Selling expenses	2,459	3,072
General and administrative	3,828	4,152
Research and development	2,741	3,331
	9,028	10,555
Loss from operations	(671)	(6,400)

Other expense:
Interest expense, net	(412)	(325)
Change in derivative liability	(83)	-
	(495)	(325)
Loss before income taxes	(1,166)	(6,725)
Provision for income taxes	29	46
Net loss	$(1,195)	$(6,771)
Net loss per share, basic and diluted	$(0.16)	$(1.05)
Weighted average shares outstanding, basic and diluted	7,413	6,464
Net loss	$(1,195)	$(6,771)
Changes in accumulated unrealized pension losses, net of taxes	(110)	186
Comprehensive loss	$(1,305)	$(6,585)

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance at January 1, 2015	8,465	$8	$26,435	$(4,096)	$(1,354)	$(7,255)	$13,738
Net loss	-	-	-	(6,771)	-	-	(6,771)
Recognized pension loss, net of taxes	-	-	-	-	186	-	186
Issuance of restricted stock awards for treasury stock, 502 shares	-	-	(290)	(1,331)	-	1,621	-
Stock-based Compensation	-	-	216	-	-	-	216
Balance at December 31, 2015	8,465	8	26,361	(12,198)	(1,168)	(5,634)	7,369
Net loss	-	-	-	(1,195)	-	-	(1,195)
Recognized pension loss, net of taxes	-	-	-	-	(110)	-	(110)
Issuance of restricted stock awards for treasury stock, 705 shares	-	-	(438)	(1,936)	-	2,374	-
Issuance of stock awards for treasury stock, 653 shares			(261)	(1,850)		2,111	-
Director’ fees			261				261
Stock-based Compensation	-	-	209	-	-	-	209
Balance at December 31, 2016	8,465	$8	$26,132	$(17,179)	$(1,278)	$(1,149)	$6,534

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(1,195)	$(6,771)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	440	490
Amortization	532	818
Stock-based compensation expense	209	216
Provision for inventory reserves	128	2,053
Provision for doubtful accounts	-	65
Non cash pension income	(63)	(20)
Deferred income taxes	10	34
Non cash interest expense	53	-
Equity based directors’ fees	261	-
Change in derivative liability	83	-
Changes in operating assets and liabilities:
Accounts receivable	159	(72)
Inventories	856	1,793
Prepaid and other current assets	2	374
Other assets	(311)	(89)
Income taxes payable	9	(18)
Accounts payable, accrued expenses and accrued compensation	(402)	329
Net cash provided by (used in) operating activities	771	(798)
Cash Flows From Investing Activities:
Capital expenditures	(37)	(188)
Acquisition of licenses	(19)	(453)
Net cash used in investing activities	(56)	(641)
Cash Flows From Financing Activities:
Net borrowings (repayment) on line of credit	(544)	1,395
Repayments of debt	(3,612)	(279)
Borrowings of debt	3,500	-
Borrowings from related parties	400	100
Net cash provided by (used in) financing activities	(256)	1,216
Net increase (decrease) in cash	459	(223)
Cash, beginning of year	9	232
Cash, end of year	$468	$9
Supplemental Cash Flow Information:
Cash paid for interest	$375	$297
Cash paid for income taxes	$-	$-
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$61	$-

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

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2016 and 2015. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the creditworthiness of the financial institutions and evaluates its credit exposure.

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

The Company’s business includes one goodwill reporting unit. The Company annually reviews goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of the net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired. The Company performed its annual goodwill impairment test on December 31, 2016. Based upon its qualitative assessment, the Company determined that goodwill was not impaired.

The Company considers its trade name to have an indefinite life and in accordance with ASC 350, will not be amortized and will be reviewed annually for impairment.

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2016 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$671	$694
Proprietary technology	349	172	177
Non-compete agreements	248	248	-
Amortized intangible assets	1,962	1,091	871
Non-Amortized Trade name	741	-	741
Total	$2,703	$1,091	$1,612

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2015 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$535	$830
Proprietary technology	349	136	213
Non-compete agreements	248	248	-
Amortized intangible assets	1,962	919	1,043
Non-Amortized Trade name	741	-	741
Total	$2,703	$919	$1,784

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Amortization is computed utilizing the straight-line method over the estimated useful lives of 10 years for customer relationships, 10 years for proprietary technology, and 3 years for non-compete agreements. Trade name is not amortized as it has an indefinite life. Amortization expense for intangible assets was $171 and $178 for the years ended December 31, 2016 and 2015, respectively. Intangible asset amortization is projected to be approximately $171 per year in 2017, 2018, 2019, 2020 and 2021, respectively.

(g)	Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2016 and 2015, respectively.

(h)	Derivative Financial Instruments

The Company utilizes interest rate swaps at times to manage interest rate exposures. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The Company did not hold an interest rate swap during the years ended December 31, 2016 and 2015, respectively. The Company does not hold or issue financial instruments for trading purposes.

(i)	Embedded Derivative Liability

The Company accounts for the derivative liability embedded in subordinated convertible debt with related parties in accordance with the provisions of ASC Topic 815 “Derivatives and Hedging”. Based upon the provisions of ASC Topic 815, an embedded derivative shall be separated from the host contract and accounted for as a derivative instrument if all of the following criteria are met: (i) The economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract. (ii)The hybrid instrument is not measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur. (iii) A separate instrument with the same terms as the embedded derivative would, pursuant to Section 815-10-15, be a derivative instrument subject to the requirements of this Subtopic.

(j)	Treasury Stock

Treasury Stock is recorded at cost. Gains and losses on subsequent reissuance are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings. During 2016 and 2015, 1,358 shares and 502 shares, respectively of common stock were reissued from treasury.

(k)	Significant Risks and Uncertainties

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

At December 31, 2016, approximately 29% of the Company’s employees were covered by a collective bargaining agreement, that is scheduled to expire in February 2019.

The Company’s analog video headend products accounted for approximately 10% and 17% of the Company’s revenues in the years ended December 31, 2016 and 2015, respectively. The Company’s digital video headend products accounted for approximately 52% and 46% of the Company’s revenues in the years ended December 31, 2016 and 2015, respectively. Any substantial decrease in sales of analog video headend products without a related increase in digital video headend products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(l)	Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. Royalty expense was $150 and $107 for the years ended December 31, 2016 and 2015, respectively. The Company amortizes license fees over the life of the relevant contract.

The components of intangible assets consisting of license agreements that are carried at cost less accumulated amortization are as follows:

	December 31,
	2016	2015

License agreements	$5,923	$5,904
Accumulated amortization	(5,806)	(5,446)
	$117	$458

Amortization of license fees is computed utilizing the straight-line method over the estimated useful life of 1 to 2 years. Amortization expense for license fees was $361 and $640 in the years ended December 31, 2015 and 2014, respectively. Amortization expense for license fees is projected to be approximately $117 and zero in the years ended December 31, 2017 and 2018, respectively.

(m)	Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2016 and 2015 and cumulative translation gains and losses as of December 31, 2016 and 2015 were not material.

(n)	Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

(o)	Revenue Recognition

The Company records revenues when products are shipped and the amount of revenue is determinable and collection is reasonably assured. Customers do not have a right of return. The Company provides a three year warranty on most products. Warranty expense was de minimis in the two years ended December 31, 2016.

(p)	Share Based Payments

The Company accounts for share based payments in accordance with ASC Topic 718 “Compensation – Stock Payments” (“ASC Topic 718”). The statement requires companies to expense the value of employee stock options and similar awards. Under ASC Topic 718, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under ASC Topic 718 was $221 and $216 for the years ended December 31, 2016 and 2015, respectively.

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of 6.5 years and 6.5 years; no dividend yield; volatility at 51% and 51%, and risk free interest rate of .74% and .25% for 2016 and 2015, respectively. The fair value of unrestricted and restricted stock awards is estimated by the market value of the Company’s common stock at the date of grant.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(q)	Income Taxes

The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board (“FASB”) ASC Topic 740 “Income Taxes” (“ASC Topic 740”). Deferred income taxes are provided for temporary differences in the recognition of certain income and expenses for financial and tax reporting purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company will classify as income tax expense any interest and penalties recognized in accordance with ASC Topic 740. The Company files income tax returns primarily in New Jersey, along with certain other jurisdictions.

(r)	Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The diluted share base excludes incremental shares of 1,670 and 1,878 related to stock options for December 31, 2016 and 2015, respectively. These shares were excluded due to their antidilutive effect.

(s)	Other Comprehensive(Loss) Income

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

(t)	Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, other than the items disclosed in Note 16, the Company did not identify any additional recognized or non-recognized subsequent events that would require adjustment to or disclosure in the consolidated financial statements.

(u)	Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-07 Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit. ASU 2017-07 amends presentation requirements related to reporting the service cost component of net benefit costs to require that the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, disaggregating the component from other net benefit costs. Net benefit cost is composed of several items, which reflect different aspects of an employer's financial arrangements as well as the cost of benefits earned by employees.  ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods for public business entities. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

In November 2016, the FASB issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, providing specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash equivalents. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively “CASH”). Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the SCF. The amendments in ASU 2016-18 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2016-20 provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (Topic 230), Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not believe the adoption of this standard will have a material effect on the Company’s consolidated financial position and results of operations.

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

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-17, Investment-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company does not believe the adoption of this standard will have a material effect on the Company’s consolidated financial position and results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

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

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (“ASU 2015-11”). Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. The adoption of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provision and practical expedients in response to identified implementation issues. The Company is planning to adopt ASU 2014-09 and related ASUs on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt these ASUs. The Company is currently evaluating these ASUs, including which transition approach to use.

Note 2 – Liquidity and Financial Condition

Prior to 2016, the Company incurred significant operating losses and did not have the necessary financing arrangements in place to support its capital resource needs. These factors contributed to the Company’s substantial doubt of its ability to continue as a going concern, which were set forth in its Form 10-K for the fiscal year ended December 31,2015 and. in subsequent quarterly reports on Form 10-Q prior to consummation of the Sterling Facility. During 2016, management has addressed going concern remediation through entering into the Sterling Facility (a long term obligation due in December 2019), which refinanced its prior Santander Agreement (which was due to expire in December 2016).  In addition, the Company reduced operating expenses to approximately $9,028 in 2016 from approximately $10,555 in 2015.  Net losses were reduced dramatically and cash flows from operations also improved, as cash generated from operating activities was approximately $771 in 2016 compared to cash used in operating activities of approximately $(798) in 2015. At December 31, 2016, the Company had approximately $3,464 of working capital.  As a result of continued improvements in the Company’s operations, liquidity, capital resources and working capital, the Company believes, it has the ability to sustain its operations and satisfy its obligations in the normal course of business, and therefore the conditions about substantial doubt have been determined to be alleviated.

Note 3 – Inventories

Inventories, net of reserves, are summarized as follows:

	December 31,
	2016	2015
Raw materials	$4,001	$4,820
Work in process	1,860	1,732
Finished goods	4,143	4,913
	10,004	11,465
Less current inventory	(5,064)	(5,595)
	4,940	5,870
Less reserve for slow moving and excess inventory	(3,949)	(4,426)
	$991	$1,444

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 4 – Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2016	2015
Land	$1,000	$1,000
Building	3,361	3,361
Machinery and equipment	10,461	10,443
Furniture and fixtures	432	432
Office equipment	2,377	2,304
Building improvements	1,421	1,414
	19,052	18,954
Less: Accumulated depreciation and amortization	(15,773)	(15,333)
	$3,279	$3,621

Depreciation expense amounted to approximately $440 and $490 during the years ended December 31, 2016 and 2015, respectively.

Note 5 – Debt

On December 28, 2016, the Company entered into a Loan and Security Agreement (the “Sterling Agreement”). with Sterling National Bank. The Sterling Agreement provides the Company with a credit facility in an aggregate amount of $8,500 (the “Sterling Facility”) consisting of a $5,000 asset-based revolving line of credit (the “Revolver”) and a $3,500 amortizing term loan (the “Term Loan”). The Sterling Facility matures in December 2019. Interest on the Revolver is variable, based upon the 30-day LIBOR rate (currently 0.76% at December 31, 2016) plus a margin of 4.00%. Interest on the Term Loan also is variable, based upon the 30-day LIBOR rate (currently 0.76% at December 31, 2016) plus a margin of 4.50%. The Term Loan will amortize at the rate of $19 per month. At December 31, 2016, the outstanding balances under the Revolver and the Term Loan were $2,120 and $3,500, respectively. All outstanding indebtedness under the Sterling Agreement is secured by all of the assets of the Company and its subsidiaries.

The Sterling Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, encumbrances on Borrower’s assets, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the sale or other disposition of Borrower’s assets. In addition, the Company must maintain (i) a fixed charge coverage ratio of not less than 1.1 to 1.0 for any fiscal month (determined as of the last day of each fiscal month on a rolling twelve-month basis, as calculated for the Company and its consolidated subsidiaries) and (ii) a leverage ratio of not more than 2.0 to 1.0 for any fiscal month (determined as of the last day of each fiscal month, as calculated for the Company and its consolidated subsidiaries.

A portion of the proceeds received by the Company under the Sterling Agreement has been used to repay all amounts outstanding under the Company’s existing Revolving Credit, Term Loan and Security Agreement with Santander Bank, N.A. (as amended, the “Santander Agreement”), which was terminated on December 28, 2016. The Santander Agreement was scheduled to expire December 31, 2016. Other proceeds may be used for working capital in the ordinary course of Borrower’s business.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The Company had a Revolving Credit, Term Loan and Security Agreement with Santander Bank, N.A. (“Santander”), pursuant to which the Company obtained an $8,000 credit facility from Santander (the “Santander Financing”). The Company and Santander entered into a series of amendments to the foregoing Revolving Credit, Term Loan and Security Agreement (as so amended, the “Santander Agreement”), which, among other things, adjusted the Santander Financing to $6,900 consisting of (i) a $3,500 asset-based revolving credit facility (“Revolver”) and (ii) a $3,400 term loan facility (“Term Loan”), each expired on December 31, 2016. The amounts which were borrowed under the Revolver were based on certain percentages of Eligible Receivables and Eligible Inventory, as such terms are defined in the Santander Agreement. The obligations of the Company under the Santander Agreement were secured by substantially all of the assets of the Company and certain of its subsidiaries.

Long-term debt consists of the following:

	December 31,
	2016	2015
Term loan	$3,500	$3,567
Capital leases (Note 7)	63	47
	3,563	3,614
Less: Current portion	(228)	(3,604)
	$3,335	$10

Annual maturities of long term debt at December 31, 2016 are $228 in 2017, $249 in 2018, $3,065 in 2019, $12 in 2020 and $9 in 2021.

Note 6 – Subordinated Convertible Debt with Related Parties

On March 28, 2016, the Company and its wholly-owned subsidiary, R.L. Drake Holdings, LLC (“Drake”), as borrowers and Robert J. Pallé, as agent (in such capacity “Agent”) and as a lender, together with Carol M. Pallé, Steven Shea and James H. Williams as lenders (collectively, the “Subordinated Lenders”) entered into a certain Amended and Restated Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the Subordinated Lenders agreed to provide the Company with a delayed draw term loan facility of up to $750 (“Subordinated Loan Facility”), under which individual advances in amounts not less than $50 may be drawn by the Company. Interest on the outstanding balance under the Subordinated Loan Facility from time to time, accrues at 12% per annum (subject to increase under certain circumstances) and is payable monthly in-kind by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest. The Subordinated Lenders have the option of converting the principal balance of the loan, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price of $0.54 per share (subject to adjustment under certain circumstances). This conversion right was subject to stockholder approval as required by the rules of the NYSE MKT, which approval was obtained on May 24, 2016 at the Company’s annual meeting of stockholders. The obligations of the Company and Drake under the Subordinated Loan Agreement are secured by substantially all of the Company’s and Drake’s assets, including by a mortgage against the Old Bridge Property (the “Subordinated Mortgage”). The Subordinated Loan Agreement terminates three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, will be due and payable in full.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

In connection with the Subordinated Loan Agreement, the Company, Drake, the Subordinated Lenders and Sterling entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Subordinated Lenders under the Subordinated Loan Agreement and the Subordinated Mortgage are subordinate to the rights of Sterling under the Sterling Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of Sterling.

As of December 31, 2016, the Subordinated Lenders advanced $500 to the Company. In addition, $53 of PIK interest was accrued in the year ended December 31, 2016. The Company evaluated the conversion option embedded in the Subordinated Loan Agreement issued in December 2016 in accordance with the provisions of ASC Topic 815, Derivatives and Hedging, and determined that the conversion option has all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, the exercise price of the conversion option entitles the Subordinated Lenders to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the Subordinated Loan Agreement. Accordingly, the conversion option is not indexed to the Company’s own stock. Due to the derivative treatment of the conversion option, the Company recorded $260 derivative liability at December 31, 2016. The Company computed the fair value of the derivative liability at the date of issuance and the reporting date using Black-Scholes, which approximates a binomial lattice model with the following assumptions: stock price of $0.47 and $0.38, conversion price of $0.54 and $0.54, volatility of 104% and 91%, expected term of 2.5 years and 3 years, risk free rate of 1.27% and 0.87% and dividend yield 0% and 0% at December 31, 2016 and March 31, 2016, respectively. The change in the fair value of the derivative liability and accretion of the debt discount included in the statement of operations was $83 in the year ended December 31, 2016.

The Subordinated Loan Agreement amended and restated a prior agreement entered into on February 11, 2016 between the Company and Drake, as borrowers and Robert J. Pallé and Carol M. Pallé, as lenders (the “Prior Subordinated Loan Agreement”), pursuant to which Mr. and Mrs. Pallé had agreed to provide the Company with a delayed draw term loan facility of up to $600 on terms substantially similar to those terms set forth in the Subordinated Loan Agreement, including the conversion rights and pledge of Company assets to secure the loan. Aggregate advances under the Prior Subordinated Loan Agreement were $300 and such balances have transferred over to and now constitute outstanding balances under the Subordinated Loan Agreement. The Prior Subordinated Loan Agreement was amended and restated by the Subordinated Loan Agreement in order to increase the amount available for borrowing by the Company in an effort to further enhance the Company’s capital resources and liquidity.

Note 7 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, office and automotive equipment under non-cancellable operating leases and equipment under capital leases expiring at various dates through October, 2021.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Future minimum rental payments, required for all non-cancellable leases are as follows:

	Capital	Operating
2017	$19	$144
2018	16	126
2019	15	94
2020	15	66
2021	10	43
Thereafter	-	-
Total future minimum lease payments	75	$473
Less: amounts representing interest	(12)
Present value of minimum lease payments	$63

Property, plant and equipment included capitalized leases of $373 and $307 at December 31, 2016 and 2015, less accumulated amortization of $225 and $225 at December 31, 2016 and 2015, respectively.

Rent expense was $206 and $146 for the years ended December 31, 2016 and 2015, respectively.

Litigation

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note 8 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $151 and $190, for the years ended December 31, 2016 and 2015, respectively.

Defined Benefit Pension Plan

Substantially all union employees who met certain requirements of age, length of service and hours worked per year were covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service.

On August 1, 2006, the plan was frozen. The defined benefit pension plan is closed to new entrants and existing participants do not accrue any additional benefits. The Company complies with minimum funding requirements. The total credit for this plan was $63 in 2016 and $20 in 2015, respectively.

The Company recognizes the funded status of its defined benefit pension plan measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the Consolidated Balance Sheets. As of December 31, 2016 and 2015, the funded status related to the defined benefit pension plan was underfunded by $101 and $54, respectively, and is recorded in current liabilities.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 9 – Related Party Transactions

On March 28, 2016, the Company’s current Chief Executive Officer and his wife, together with two of the Company’s independent directors, as lenders, and the Company and Drake, as borrowers, entered into the Subordinated Loan Agreement (which superseded and replaced the Prior Subordinated Loan Agreement), pursuant to which they agreed to provide the Company with the Subordinated Loan Facility in an amount up to $750, all as more fully described in Note 5, above.

On February 11, 2016, the Company’s current Chief Executive Officer and his wife, as lenders, and the Company and Drake, as borrowers, entered into the Prior Subordinated Loan Agreement, pursuant to which they agreed to provide the Company with a subordinated loan facility of up to $600, all as more fully described in Note 5, above.

Note 10 – Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.

Credit risk with respect to trade accounts receivable was concentrated with three and two of the Company’s customers in 2016 and 2015, respectively. These customers accounted for approximately 41% of the Company’s outstanding trade accounts receivable at both December 31, 2016 and 2015, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

The Company’s largest customer accounted for approximately 17% and 10% of the Company’s sales in the years ended December 31, 2016 and 2015, respectively. This customer accounted for approximately 19% of the Company’s outstanding trade accounts receivable at December 31, 2016. A second customer accounted for approximately 15% of the Company’s sales in each of the years ended December 31, 2016 and 2015, respectively. This customer accounted for approximately 12% and 18% of the Company’s outstanding trade accounts receivable at December 31, 2016 and 2015, respectively. A third customer accounted for approximately 10% of the Company’s sales in the year ended December 31, 2015. A fourth customer accounted for approximately 10% of the Company’s trade accounts receivable at December 31, 2016. A fifth customer accounted for approximately 23% of the Company’s trade accounts receivable at December 31, 2015. The Company had sales outside the United States of approximately 3% in each of years ended December 31, 2016 and 2015, respectively.

Note 11 – Stock Repurchase Program

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”). The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2014, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. During 2016 and 2015, the Company did not purchase any of its Common Stock under the 2002 Program or 2007 Program.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 12 – Executive Stock Purchase Plan

On June 16, 2014, the Company’s Board of Directors adopted the Executive Stock Purchase Plan (the “Plan”). The Plan allows executive officers of the Company to elect to purchase common stock of the Company in lieu of receiving a portion of their salary. The maximum number of shares of common stock that can be purchased by all participants, in the aggregate, pursuant to the Plan is 250 shares. The shares will be purchased directly from the Company at the fair market value of the Company’s common stock on the date of purchase (based on selling prices reported on NYSE MKT), which is the payroll date when the salary is withheld. As of December 31, 2016, approximately 13 shares were purchased under the Plan.

Note 13 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2014 and 2013, there were no outstanding preferred shares.

Note 14 – Stock Option Plans

In May 2016, the stockholders of the Company approved the 2016 Employee Equity Incentive Plan (the “2016 Employee Plan”), which authorized the Compensation Committee of the Board of Directors (the “Committee”) to grant a maximum of 1,000 shares of equity based and other performance based awards to executive officers and other key employees of the Company. The term of the 2016 Employee Plan expires on February 4, 2026. The Committee determines the recipients and the terms of the awards granted under the 2016 Employee Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.

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

In May 2016, the stockholders of the Company approved the 2016 Director Equity Incentive Plan (the “2016 Director Plan”). The 2016 Director Plan authorizes the Board of Directors (the “Board”) to grant a maximum of 400 shares of equity based and other performance based awards to non-employee directors of the Company. The term of the 2016 Director Plan expires on February 4, 2026. The Board determines the recipients and the terms of the awards granted under the 2016 Director Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.

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

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following tables summarize information about stock options outstanding for the years ended December 31, 2016 and 2015:

	2005 Employee Plan (#)	Weighted- Average Exercise Price ($)	2005 Director Plan (#)	Weighted- Average Exercise Price ($)
Shares under option:
Options outstanding at January 1, 2015	1,690	$1.70	349	$1.27
Granted	250	0.40	59	0.95
Exercised	-	-	-	-
Forfeited	(476)	1.20	-	-
Options outstanding at December 31, 2015	1,464	$1.33	408	$1.22
Granted	100	0.62	-	-
Exercised	-	-	-	-
Forfeited	(93)	1.73	(20)	1.91
Options outstanding at December 31, 2016	1,471	$1.08	388	$1.19
Options exercisable at December 31, 2016	937	$1.25	388	$1.19
Weighted-average fair value of options granted during:
2016	$0.01		-
2015	$0.02		$0.02

Total options available for grant under all Plans were 1,714 and 852 at December 31, 2016 and December 31, 2015, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number of Options Outstanding at 12/31/16	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price ($)	Number Exercisable at 12/31/16	Weighted- Average Exercise Price ($)

2005 Employee Plan: 0.40 to 1.33	1,471	6.0	$1.07	1,187	$1.07

2005 Director Plan: 0.76 to 1.98	388	4.9	$1.19	388	$1.19

The exercisable options under each of the Plans at December 31, 2016 had an intrinsic value of zero.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Restricted stock issued to employees and directors during the years ended December 31, 2016 and 2015, respectively is as follows:

	December 31, 2016		December 31, 2015
	Number of shares	Weighted- Average Grant Date Fair Value per Share	Number of shares	Weighted- Average Grant Date Fair Value per Share

Non-vested, beginning of period	322	$0.68	-	$-

Granted	705	0.62	502	0.58

Vested	128	0.70	180	0.40

Non-vested, end of period	899	$0.68	322	$0.68

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

The following tables summarize total stock-based compensation costs recognized for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016	2015
Stock options	$69	$100
Restricted stock awards	140	116
Total	$209	$216

Stock based compensation expense was reflected within the statements of operations as:

	For the Years Ended December 31,
	2016	2015
Cost of goods sold	$31	$34
Selling expenses	30	81
General and administrative	113	67
Research and development	35	34
Total	$209	$216

Note 15 – Income Taxes

The following summarizes the provision (benefit) for income taxes for the years ended December 31, 2016 and 2015:

	2016	2015
Current:
Federal	$-	$-
State and local	19	12
	19	12
Deferred:
Federal	(332)	(2,023)
State and local	1,004	(288)
	672	(2,311)
Valuation allowance	(662)	2,345
Provision for income taxes	$29	$46

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following for the years ended December 31, 2016 and 2015:

	2016	2015
Provision (benefit) for Federal income taxes at the statutory rate	$(396)	$(2,286)
State and local income taxes, net of Federal benefit	12	(379)
Permanent differences:
Stock compensation	-	73
Other	66	23
Deferred tax asset true-up	1,007	-
Change in valuation allowance	(662)	2,345
Other	2	270
Provision for income taxes	$29	$46

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$62	$95
Inventories	1,673	2,161
Intangible	154	162
Share based compensation	68	-
Net operating loss carry forward	9,032	9,227
Other	2	2
Total deferred tax assets	10,991	11,647
Deferred tax liabilities:
Depreciation	(77)	(91)
Intangible	(7)	(8)
Pension liability	(22)	-
Indefinite life intangibles	(139)	(129)
Total deferred tax liabilities	(245)	(228)
	10,746	11,419
Valuation allowance	(10,885)	(11,548)
Net	$(139)	$(129)

For the years ended December 31, 2016, the Company had approximately $26,451 and $13,767 of federal and state net operating loss carryovers ("NOL"), respectively, which begin to expire in 2022.

The change in the valuation allowance for the years ended December 31, 2016 and December 31, 2015 was $(662) and $2,345, respectively.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The deferred tax liability related to indefinite life intangible assets cannot be used in this determination. Therefore, the deferred tax liability related to indefinite life intangibles acquired in 2012 cannot be considered when determining the ultimate realization of deferred tax assets. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence. The significant negative evidence includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2016, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

The Company had no change in its liability for uncertain tax position during 2016 and no liabilities for uncertain tax positions as of December 31, 2016. ASC 740 discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties incurred in connection with income taxes as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2016 and 2015.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2013.

Note 16 – Subsequent Events

On March 30, 2017, the Company entered into the First Amendment to the Loan and Security Agreement (the “Amendment”) with Sterling National Bank (“Sterling”) The Amendment amended the definition of certain items used in the calculation of the fixed charge coverage ratio and deferred the first measurement period of the financial covenants until January 31,2017. The Amendment also contained other customary representations, covenants, terms and conditions. In connection with the Amendment, the Company will pay Sterling $15.

On March 21, 2017, the Company and its wholly-owned subsidiary, R.L. Drake Holdings, LLC (“Drake”), as borrowers and Robert J. Pallé, as agent (in such capacity “Agent”) and as a lender, together with Carol M. Pallé, Steven Shea and James H. Williams as lenders (collectively, the “Subordinated Lenders”) entered into a First Amendment (the “Amendment”) to the Amended and Restated Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”),The Amendment revised certain provisions of the Subordinated Loan Agreement dated March 28, 2016 by and between the Borrower, the Agent and the Subordinated Lenders . In particular, the Amendment eliminated Section 4.4(e)(ii) of the Subordinated Loan Agreement, which provided for certain adjustments to the conversion price used in calculating the number of shares to be received by the Subordinated Lenders on conversion of outstanding amounts under the Subordinated Loan Agreement in the event the Company issued additional shares of its common stock at a price less than the conversion prices provided in the Subordinated Loan Agreement. The Amendment also eliminated certain defined terms related to the provisions of Section 4.4(e)(ii).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: March 31, 2017	By:	/s/ Robert J. Pallé
Robert J. Pallé
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. PallÉ	Director, Chief Executive Officer,	March 31, 2017
Robert J. Pallé	President and Secretary (Principal Executive Officer)

/s/ Eric Skolnik	Senior Vice President and Chief	March 31, 2017
Eric Skolnik	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony Bruno	Director	March 31, 2017
Anthony Bruno

/s/ James F. Williams	Director	March 31, 2017
James F. Williams

/s/ Charles E. Dietz	Director	March 31, 2017
Charles E. Dietz

/s/ Gary P. Scharmett	Director	March 31, 2017
Gary P. Scharmett

/s/ Steven L. Shea	Director	March 31, 2017
Steven L. Shea

/s/ James H. Williams	Director	March 31, 2017
James H. Williams

