Form 10-Q
period 2017-03-31
BLONDER TONGUE LABORATORIES INC
filed 2017-05-15
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Number of shares of common stock, par value $.001, outstanding as of May 6, 2017: 8,121,835

The Exhibit Index appears on page 15.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited)
	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash	$543	$468
Accounts receivable, net of allowance for doubtful accounts of $180	2,354	2,273
Inventories	5,098	5,064
Prepaid and other current assets	436	275
Total current assets	8,431	8,080
Inventories, net of current and reserves	894	991
Property, plant and equipment, net of accumulated depreciation and amortization	3,211	3,279
License agreements, net	84	117
Intangible assets, net	1,569	1,612
Goodwill	493	493
Other assets	416	428
	$15,098	$15,000
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,046	$2,120
Current portion of long-term debt	246	228
Accounts payable	1,350	1,390
Derivative liability	-	260
Accrued compensation	295	320
Accrued benefit pension liability	101	101
Other accrued expenses	319	197
Total current liabilities	4,357	4,616

Subordinated convertible debt with related parties	570	376
Long-term debt, net of current portion	3,273	3,335
Deferred income taxes	139	139
Total liabilities	8,339	8,466
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued, 8,122 shares outstanding	8	8
Paid-in capital	26,613	26,132
Accumulated deficit	(17,435)	(17,179)
Accumulated other comprehensive loss	(1,278)	(1,278)
Treasury stock, at cost, 342 shares	(1,149)	(1,149)
Total stockholders’ equity	6,759	6,534
	$15,098	$15,000

See accompanying notes to unaudited condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Net sales	$5,973	$5,943
Cost of goods sold	3,572	3,735
Gross profit	2,401	2,208
Operating expenses:
Selling	679	652
General and administrative	928	1,063
Research and development	628	693
	2,235	2,408
Earnings (loss) from operations	166	(200)
Other expense -net	(280)	(88)
Change in derivative liability	(142)	-
Loss before income taxes	(256)	(288)
Provision for income taxes	-	-
Net loss	$(256)	$(288)
Basic and diluted net loss per share	$(0.03)	$(0.04)
Basic and diluted weighted average shares outstanding	8,122	6,765

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Month Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(256)	$(288)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock compensation expense	79	45
Depreciation	86	120
Amortization	101	144
(Reversal of) provision for inventory reserves	(48)	48
Non cash interest expense	194	6
Change in derivative liability	142	-
Changes in operating assets and liabilities:
Accounts receivable	(81)	(719)
Inventories	111	109
Prepaid and other current assets	(161)	(161)
Other assets	12	-
Accounts payable, accrued compensation and other accrued expenses	57	679
Net cash provided by (used in) operating activities	236	(17)
Cash Flows From Investing Activities:
Capital expenditures	(18)	(2)
Acquisition of licenses	(25)	(4)
Net cash used in investing activities	(43)	(6)
Cash Flows From Financing Activities:
Net (repayments) borrowings of line of credit	(74)	190
Borrowings from related parties	-	400
Repayments of debt	(44)	(63)
Net cash (used in) provided by financing activities	(118)	527
Net increase in cash	75	504
Cash, beginning of period	468	9
Cash, end of period	$543	$513
Supplemental Cash Flow Information:
Cash paid for interest	$57	$76
Cash paid for income taxes	$-	$-

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

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Note 2 – Summary of Significant Accounting Policies

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

The Black-Scholes Model (which approximates the Binomial Lattice Model) was used to estimate the fair value of the conversion options that is classified as a derivative liability on the condensed consolidated balance sheets (See Note 6). The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the conversion options.

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

(d)          Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of potential issuances of common shares. The diluted share base excludes incremental shares related to stock options, restricted stock and convertible debt of 1,467 and 1,924 for the three-month periods ended March 31, 2017 and 2016, respectively. These shares were excluded due to their antidilutive effect.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 4 – Inventories

Inventories net of reserves are summarized as follows:

	March 31, 2017	December 31, 2016
Raw Materials	$3,607	$4,001
Work in process	1,985	1,860
Finished Goods	3,221	4,143
	8,813	10,004
Less current inventory	(5,098)	(5,064)
	3,715	4,940
Less reserve for slow moving and excess inventory	(2,821)	(3,949)
	$894	$991

Inventories are stated at the lower of cost, determined by the first-in, first-out (“FIFO”) method, or net realizable value.

The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company anticipates that certain products will not be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months, have been classified as non-current.

Approximately 68% of the non-current inventories were comprised of finished goods at both March 31, 2017 and December 31, 2016. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 5 – Debt

On December 28, 2016, the Company entered into a Loan and Security Agreement (the “Sterling Agreement”) with Sterling National Bank (“Sterling”). The Sterling Agreement provides the Company with a credit facility in an aggregate amount of $8,500 (the “Sterling Facility”) consisting of a $5,000 asset-based revolving line of credit (the “Revolver”) and a $3,500 amortizing term loan (the “Term Loan”). The Sterling Facility matures in December 2019. Interest on the Revolver is variable, based upon the 30-day LIBOR rate (0.98% at March 31, 2017) plus a margin of 4.00%. Interest on the Term Loan also is variable, based upon the 30-day LIBOR rate (0.98% at March 31, 2017) plus a margin of 4.50%. The Term Loan will amortize at the rate of $19 per month. On March 30, 2017, the Company and Sterling entered into a certain First Amendment to Loan and Security Agreement (the “First Amendment”), pursuant to which, among other things, the parties amended the definitions of certain items used in the calculation of the fixed charge coverage ratio, deferred the first measurement period of the financial covenants contemplated by the Sterling Agreement, until January 31, 2017, and modified certain terms relating to permitted investments by the Company. At March 31, 2017, the outstanding balances under the Revolver and the Term Loan were $2,046 and $3,461, respectively. All outstanding indebtedness under the Sterling Agreement is secured by all of the assets of the Company and its subsidiaries.

The Sterling Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, encumbrances on the Company’s assets, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the sale or other disposition of the Company’s assets. In addition, the Company must maintain (i) a fixed charge coverage ratio of not less than 1.1 to 1.0 for any fiscal month (determined as of the last day of each fiscal month on a rolling twelve-month basis, as calculated for the Company and its consolidated subsidiaries) and (ii) a leverage ratio of not more than 2.0 to 1.0 for any fiscal month (determined as of the last day of each fiscal month, as calculated for the Company and its consolidated subsidiaries. By virtue of the First Amendment, compliance with the foregoing financial covenants was tested commencing as of January 31, 2017.

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

As of March 31, 2017, the Subordinated Lenders advanced $500 to the Company. In addition, $17 of PIK interest was accrued in the three months ended March 31, 2017. The Company evaluated the conversion option embedded in the Subordinated Loan Agreement issued in December 2016 in accordance with the provisions of ASC Topic 815, Derivatives and Hedging, and determined that the conversion option had all of the characteristics of a derivative in its entirety and did not qualify for an exception to the derivative accounting rules. Specifically, prior to the adoption of the First Sub-Debt Amendment, pursuant to Section 4.4(e)(ii) of the Subordinated Debt Agreement, the exercise price of the conversion option entitled the Subordinated Lenders to an adjustment of the exercise price in the event that the Company subsequently issued equity securities or equity linked securities at prices more favorable to a new investor than the exercise price of the conversion option embedded in the Subordinated Loan Agreement (the “Price Protection Provision”). Accordingly, the conversion option was not indexed to the Company’s own stock. Due to the derivative treatment of the conversion option, the Company recorded $260 derivative liability at December 31, 2016. On March 21, 2017, the Company, Drake, and the Subordinated Lenders entered into a certain First Amendment to Amended and Restated Convertible Loan and Security Agreement (the “First Sub-Debt Amendment”), pursuant to which the Subordinated Loan Agreement was amended to eliminate the Price Protection Provision, effective as of such date. The First Sub-Debt Amendment also eliminated certain defined terms related to the Price Protection Provision. As a result of the First Sub-Debt Amendment, during the first quarter of 2017, the Company recorded a change in the derivative liability (expense) of $142, the fair value of the liability at the date of the modification and reclassed the aggregate value of the derivative liability at the date of modification in the amount of $402 additional paid-in capital. In addition, during the three months ended March 31, 2017 and 2016, the Company incurred interest of $177 and $6, respectively, related to these loans. The Company computed the fair value of the derivative liability at the date of modification using Black-Scholes, which approximates a binomial lattice model with the following assumptions: stock price of $0.65, conversion price of $0.54, volatility of 104% , expected term of 2 years, risk free rate of 1.30% and dividend yield 0%.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s historical results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and notes thereto appearing elsewhere herein. The following discussion and analysis also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward Looking Statements,” below.

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our ability to extend or refinance our debt obligations, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $3,171,000 and $3,291,000 in the first three months of 2017 and 2016, respectively, while sales of analog video headend products were $586,000 and $577,000 in the first three months of 2017 and 2016, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey the (“Old Bridge Facility”) and a key contract manufacturer located in the People’s Republic of China (“PRC”). The Company currently manufactures most of its digital products, including the latest encoder and EdgeQAM collections at the Old Bridge Facility. Since 2007 the Company has been manufacturing certain high volume, labor intensive products, including many of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. Although the Company does not currently anticipate the transfer of any additional products to the PRC for manufacture, the Company may do so if business and market conditions make it advantageous to do so. Manufacturing products both at the Company’s Old Bridge Facility as well as in the PRC, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. VBrick purchases of these products were approximately $89,000 and $237,000 in the first three months of 2017 and 2016, respectively.

Results of Operations

First three months of 2017 Compared with first three months of 2016

Net Sales. Net sales increased $30,000, or 0.5%, to $5,973,000 in the first three months of 2017 from $5,943,000 in the first three months of 2016. The increase is primarily attributed to an increase in sales of data products offset by a decrease in contract manufactured products and digital video headend products. Sales of data products were $1,130,000 and $759,000, contract manufactured products were $88,000 and $236,000, digital video headend products were $3,171,000 and $3,291,000, in the first three months of 2017 and 2016, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $3,572,000 for the first three months of 2017 from $3,735,000 for the first three months of 2016 and decreased as a percentage of sales to 59.8% from 62.9%. The decrease was primarily due to a more favorable product mix. The decrease as a percentage of sales was primarily attributed to an overall reduction in manufacturing overhead, as well as a more favorable product mix.

Selling Expenses. Selling expenses increased to $679,000 for the first three months of 2017 from $652,000 in the first three months of 2016, and increased as percentage of sales to 11.4% for the first three months of 2017 from 11.0% for the first three months of 2016. The $27,000 increase was primarily the result of an increase in department supplies of $66,000 offset by a decrease in salary expense (including fringe benefits) of $13,000 due to a decrease in headcount.

General and Administrative Expenses. General and administrative expenses decreased to $928,000 for the first three months of 2017 from $1,063,000 for the first three months of 2016 and decreased as a percentage of sales to 15.5% for the first three months of 2017 from 17.9% for the first three months of 2016. The $135,000 decrease was primarily the result of decreased travel and entertainment expense of $52,000 due to decreased business travel, a decrease in bank fees of $34,000 and a decrease in salary expense (including fringe benefits) of $27,000 due to a decrease in headcount.

Research and Development Expenses. Research and development expenses decreased to $628,000 in the first three months of 2017 from $693,000 in the first three months of 2016 and decreased as a percentage of sales to 10.5% for the first three months of 2017 from 11.7% for the first three months of 2016. This $65,000 decrease is primarily the result of a decrease in amortization expense of $48,000 relating to license fees.

Operating Income (Loss). Operating income of $166,000 for the first three months of 2017 represents an improvement from the operating loss of $(200,000) for the first three months of 2016. Operating income (loss) as a percentage of sales was 2.8% in the first three months of 2017 compared to (3.4%) in the first three months of 2016.

Interest Expense. Interest expense increased to $274,000 in the first three months of 2017 from $84,000 in the first three months of 2016. The increase is primarily the result of the accretion of the debt discount related to the former derivative liability of $177,000.

Liquidity and Capital Resources

As of March 31, 2017 and December 31, 2016, the Company’s working capital was $4,074,000 and $3,464,000, respectively. The increase in working capital is primarily due to a decrease in derivative liability of $260,000, and increase in prepaid expenses of $161,000, an increase of accounts receivable of $81,000 and an increase of cash of $75,000.

The Company’s net cash provided by operating activities for the three-month period ended March 31, 2017 was $236,000 primarily due to non cash adjustments of $554,000 offset by a net loss of $256,000.

Cash used in investing activities for the three-month period ended March 31, 2017 was $43,000, of which $25,000 was attributable to additional license fees and $18,000 was attributable to capital expenditures.

Cash used in financing activities was $118,000 for the first three months of 2017, which was comprised of net repayments of borrowings on the Revolver of $74,000 and long term debt of $44,000.

For a full description of the Company’s senior secured indebtedness under the Sterling Facility and the Company’s senior subordinated convertible indebtedness under the Subordinated Loan Facility, and their respective effects upon the Company’s condensed consolidated financial position and results of operations, see Note 5 – Debt and Note 6 – Subordinated Convertible Debt with Related Parties, of the Notes to Condensed Consolidated Financial Statements.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sterling Facility and the Subordinated Loan Facility. As of March 31, 2017, the Company had approximately $2,046,000 outstanding under the Revolver and $523,000 of additional availability for borrowing under the Revolver, as well as $570,000 outstanding under the Subordinated Loan Facility and $250,000 of additional availability for borrowing under the Subordinated Loan Facility.

Prior to 2016, the Company incurred significant operating losses and did not have the necessary financing arrangements in place to support its capital resource needs. These factors contributed to the Company’s substantial doubt of its ability to continue as a going concern, which were set forth in its Form 10-K for the fiscal year ended December 31, 2015 and. in subsequent quarterly reports on Form 10-Q prior to consummation of the Sterling Facility. During 2016, management addressed going concern remediation through entering into the Sterling Facility (a long term obligation due in December 2019), which refinanced its prior Santander Agreement (which was due to expire in December 2016). In addition, the Company reduced operating expenses to approximately $9,028,000 in 2016 from approximately $10,555,000 in 2015. Net losses were reduced dramatically and cash flows from operations also improved, as cash generated from operating activities was approximately $771,000 in 2016 compared to cash used in operating activities of approximately $(798,000) in 2015. At December 31, 2016 and March 31, 2017, the Company had approximately $3,464,000 and $4,074,000 of working capital, respectively. As a result of continued improvements in the Company’s operations, liquidity, capital resources and working capital, the Company believes, it has the ability to sustain its operations and satisfy its obligations in the normal course of business for at least one year from the issuance date of this filing.

The Company’s primary long-term obligations are for payment of interest and principal on the Sterling Facility, which expires on December 28, 2019, and the Subordinated Loan Facility, which expires on March 28, 2019. Repayment of the Subordinated Loan Facility is subject to the prior payment, satisfaction and discharge of the Sterling Facility. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $18,000 and $37,000 in the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. The Company expects to use cash generated from operations, amounts available under the Sterling Facility and the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

New Accounting Pronouncements

See Note 3 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the Company’s consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2017.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BLONDER TONGUE LABORATORIES, INC.

Date: May 15, 2017	By:	/s/ Robert J. Pallé
Robert J. Pallé,
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A originally filed May 9, 2008.

10.1	First Amendment to Amended and Restated Senior Subordinated Convertible Loan and Security Agreement dated as of March 21, 2017.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed March 23, 2017.

10.2	First Amendment to Loan and Security Agreement entered into as of March 30, 2017 by and between Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC, as Borrowers, Blonder Tongue Far East, LLC, as a Guarantor and a Credit Party and Sterling National Bank, as Administrative Agent and as a Lender, and the other Lenders from time to time party thereto.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed March 30, 2017.

31.1	Certification of Robert J. Pallé pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.

101.1	Interactive data files.	Filed herewith.

- 15 -