Form 10-Q
period 2017-06-30
BLONDER TONGUE LABORATORIES INC
filed 2017-08-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

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

Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, par value $.001, outstanding as of August 6, 2017: 8,121,835

The Exhibit Index appears on page 15.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited)
	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash	$361	$468
Accounts receivable, net of allowance for doubtful accounts of $180	2,344	2,273
Inventories	5,305	5,064
Prepaid and other current assets	264	275
Total current assets	8,274	8,080
Inventories, net of current and reserves	857	991
Property, plant and equipment, net of accumulated depreciation and amortization	3,160	3,279
License agreements, net	23	117
Intangible assets, net	1,527	1,612
Goodwill	493	493
Other assets	380	428
	14,714	$15,000
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	1,972	$2,120
Current portion of long-term debt	246	228
Accounts payable	1,240	1,390
Derivative liability	-	260
Accrued compensation	398	320
Accrued benefit pension liability	101	101
Other accrued expenses	219	197
Total current liabilities	4,176	4,616

Subordinated convertible debt with related parties	587	376
Long-term debt, net of current portion	3,211	3,335
Deferred income taxes	139	139
Total liabilities	8,113	8,466
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued, 8,122 shares outstanding	8	8
Paid-in capital	26,686	26,132
Accumulated deficit	(17,666)	(17,179)
Accumulated other comprehensive loss	(1,278)	(1,278)
Treasury stock, at cost, 342 shares	(1,149)	(1,149)
Total stockholders’ equity	6,601	6,534
	14,714	$15,000

See accompanying notes to unaudited condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$6,164	$5,682	$12,137	$11,625
Cost of goods sold	4,039	3,205	7,611	6,940
Gross profit	2,125	2,477	4,526	4,685
Operating expenses:
Selling	631	664	1,310	1,316
General and administrative	988	884	1,916	1,947
Research and development	644	694	1,272	1,387
	2.263	2,242	4,498	4,650
Earnings (loss) from operations	(138)	235	28	35
Other Expense - net	(93)	(90)	(373)	(178)
Change in derivative liability	-	(72)	(142)	(72)
Earnings (loss) before income taxes	(231)	73	(487)	(215)
Provision (benefit) for income taxes	-	-	-	-
Net earnings (loss)	$(231)	$73	$(487)	$(215)
Basic and diluted net earnings (loss) per share	$(0.03)	$0.01	$(0.06)	$(0.03)
Basic weighted averages shares outstanding	8,122	7,029	8,122	6,897
Diluted weighted average shares outstanding	8,122	7,036	8,122	6,897

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(487)	$(215)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock compensation expense	152	77
Depreciation	163	233
Amortization	204	286
Reversal of inventory reserves	(23)	(76)
Non cash interest expense	211	21
Non cash directors’ fees	-	249
Change in derivative liability	142	72
Changes in operating assets and liabilities:
Accounts receivable	(71)	(13)
Inventories	(84)	577
Prepaid and other current assets	11	(30)
Other assets	48	3
Accounts payable, accrued compensation and other accrued expenses	(50)	(714)
Net cash provided by operating activities	216	470
Cash Flows From Investing Activities:
Capital expenditures	(44)	(4)
Acquisition of licenses	(25)	(9)
Net cash used in investing activities	(69)	(13)
Cash Flows From Financing Activities:
Net repayments of line of credit	(148)	(436)
Borrowings from related parties	-	400
Repayments of debt	(106)	(123)
Net cash used in financing activities	(254)	(159)
Net (decrease) increase in cash	(107)	298
Cash, beginning of period	468	9
Cash, end of period	$361	$307
Supplemental Cash Flow Information:
Cash paid for interest	$137	$152
Cash paid for income taxes	$-	$-

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

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of potential issuances of common shares. The diluted share base excludes incremental shares related to stock options and convertible debt of 1,961 and 1,088 and 1,819 and 967 for the three-month periods ended June 30, 2017 and 2016, respectively and 1,765 and 1,088 and 2,017 and 967 for the six-month periods ended June 30, 2017 and 2016, respectively. These shares were excluded due to their antidilutive effect.

Note 3 – New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective in the annual period ending December 31, 2017, including interim periods within that annual period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and Licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers — Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

Note 4 – Inventories

Inventories net of reserves are summarized as follows:

	June 30, 2017	December 31, 2016
Raw Materials	$3,751	$4,001
Work in process	1,740	1,860
Finished Goods	3,430	4,143
	8,921	10,004
Less current inventory	(5,305)	(5,064)
	3,616	4,940
Less reserve for slow moving and excess inventory	(2,759)	(3,949)
	$857	$991

Inventories are stated at net realizable value, determined by the first-in, first-out (“FIFO”) method, or net realizable value.

The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company anticipates that certain products will not be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months, have been classified as non-current.

Approximately 60% and 68% of the non-current inventories were comprised of finished goods at June 30, 2017 and December 31, 2016, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 5 – Debt

On December 28, 2016, the Company entered into a Loan and Security Agreement (the “Sterling Agreement”) with Sterling National Bank (“Sterling”). The Sterling Agreement provides the Company with a credit facility in an aggregate amount of $8,500 (the “Sterling Facility”) consisting of a $5,000 asset-based revolving line of credit (the “Revolver”) and a $3,500 amortizing term loan (the “Term Loan”). The Sterling Facility matures in December 2019. Interest on the Revolver is variable, based upon the 30-day LIBOR rate (1.22% at June 30, 2017) plus a margin of 4.00%. Interest on the Term Loan also is variable, based upon the 30-day LIBOR rate (1.22% at June 30, 2017) plus a margin of 4.50%. The Term Loan will amortize at the rate of $19 per month. On March 30, 2017, the Company and Sterling entered into a certain First Amendment to Loan and Security Agreement (the “First Amendment”), pursuant to which, among other things, the parties amended the definitions of certain items used in the calculation of the fixed charge coverage ratio, deferred the first measurement period of the financial covenants contemplated by the Sterling Agreement, until January 31, 2017, and modified certain terms relating to permitted investments by the Company. At June 30, 2017, the outstanding balances under the Revolver and the Term Loan were $1,972 and $3,403, respectively. All outstanding indebtedness under the Sterling Agreement is secured by all of the assets of the Company and its subsidiaries.

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

As of June 30, 2017, the Subordinated Lenders advanced $500 to the Company. In addition, $17 and $34 of PIK interest was accrued in the three months and six months ended June 30, 2017, respectively. The Company evaluated the conversion option embedded in the Subordinated Loan Agreement issued in December 2016 in accordance with the provisions of ASC Topic 815, Derivatives and Hedging, and determined that the conversion option had all of the characteristics of a derivative in its entirety and did not qualify for an exception to the derivative accounting rules. Specifically, prior to the adoption of the First Sub-Debt Amendment, pursuant to Section 4.4(e)(ii) of the Subordinated Debt Agreement, the exercise price of the conversion option entitled the Subordinated Lenders to an adjustment of the exercise price in the event that the Company subsequently issued equity securities or equity linked securities at prices more favorable to a new investor than the exercise price of the conversion option embedded in the Subordinated Loan Agreement (the “Price Protection Provision”). Accordingly, the conversion option was not indexed to the Company’s own stock. Due to the derivative treatment of the conversion option, the Company recorded $260 derivative liability at December 31, 2016. On March 21, 2017, the Company, Drake, and the Subordinated Lenders entered into a certain First Amendment to Amended and Restated Convertible Loan and Security Agreement (the “First Sub-Debt Amendment”), pursuant to which the Subordinated Loan Agreement was amended to eliminate the Price Protection Provision, effective as of such date. The First Sub-Debt Amendment also eliminated certain defined terms related to the Price Protection Provision. As a result of the First Sub-Debt Amendment, during the first quarter of 2017, the Company recorded a change in the derivative liability (expense) of $142, the fair value of the liability at the date of the modification and reclassed the aggregate value of the derivative liability at the date of modification in the amount of $402 additional paid-in capital. In addition, during the six months ended June 30, 2017 and 2016, the Company incurred interest of $211 and $21, respectively, related to these loans. The Company computed the fair value of the derivative liability at the date of modification using Black-Scholes, which approximates a binomial lattice model with the following assumptions: stock price of $0.65, conversion price of $0.54, volatility of 104%, expected term of two years, risk free rate of 1.30% and dividend yield 0%.

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

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $2,059,000 and $2,835,000 in the second three months of 2017 and 2016, respectively and $5,230,000 and $6,126,000 in the first six months of 2017 and 2016, respectively. Sales of analog video headend products were $450,000 and $653,000 in the second three months of 2017 and 2016, respectively and $1,036,000 and $1,230,000 in the first six months of 2017 and 2016, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. VBrick purchases of these products were approximately $267,000 and $293,000 in the second three months of 2017 and 2016, respectively and $355,000 and $529,000 in the first six months of 2017 and 2016, respectively.

Results of Operations

Second three months of 2017 Compared with second three months of 2016

Net Sales. Net sales increased $482,000, or 8.5%, to $6,164,000 in the second three months of 2017 from $5,682,000 in the second three months of 2016. The increase is primarily attributed to an increase in sales of data products offset by a decrease in digital video headend products, analog headend products and HFC distribution products. Sales of data products were $2,256,000 and $518,000, digital video headend products were $2,059,000 and $2,835,000, analog headend products were $450,000 and $653,000 and HFC distribution products were $905,000 and $1,044,000 in the second three months of 2017 and 2016, respectively.

Cost of Goods Sold. Cost of goods sold increased to $4,039,000 for the second three months of 2017 from $3,205,000 for the second three months of 2016 and increased as a percentage of sales to 65.5% from 56.4%. The increase was primarily due to a less favorable product mix. The increase as a percentage of sales was primarily attributed to an overall reduction in the amount of manufacturing overhead capitalized, as well as a less favorable product mix, whereby the data products yield a lower gross margin.

Selling Expenses. Selling expenses decreased to $631,000 for the second three months of 2017 from $664,000 in the second three months of 2016, and decreased as percentage of sales to 10.2% for the second three months of 2017 from 11.7% for the second three months of 2016. The $33,000 decrease was primarily the result of a decrease in salary expense (including fringe benefits) of $28,000 due to a decrease in headcount and a decrease in royalty expense of $30,000 offset by an increase in department supplies of $19,000.

General and Administrative Expenses. General and administrative expenses increased to $988,000 for the second three months of 2017 from $884,000 for the second three months of 2016 and increased as a percentage of sales to 16.0% for the second three months of 2017 from 15.6% for the second three months of 2016. The $104,000 increase was primarily the result of an increase in legal expenses of $37,000, an increase in salary expense (including fringe benefits) of $31,000 due to an increase in headcount, and an increase in bank fees of $17,000.

Research and Development Expenses. Research and development expenses decreased to $644,000 in the second three months of 2017 from $694,000 in the second three months of 2016 and decreased as a percentage of sales to 10.5% for the second three months of 2017 from 12.2% for the second three months of 2016. This $50,000 decrease is primarily the result of a decrease in amortization expense of $33,000 relating to license fees, a decrease in depreciation of $21,000, a decrease of salary expense (including fringe benefits) of $11,000 due to reduced headcount offset by an increase of department supplies of $21,000.

Operating Income (Loss). Operating loss of $138,000 for the second three months of 2017 represents a reduction from the operating income of $235,000 for the second three months of 2016. Operating income (loss) as a percentage of sales was (2.2%) in the second three months of 2017 compared to 4.1% in the second three months of 2016.

Interest Expense. Interest expense increased to $93,000 in the second three months of 2017 from $90,000 in the second three months of 2016. The increase is primarily the result of an increase in the PIK interest on the Subordinated Loan Facility.

First six months of 2017 Compared with first six months of 2016

Net Sales. Net sales increased $512,000, or 4.4%, to $12,137,000 in the first six months of 2017 from $11,625,000 in the first six months of 2016. The increase is primarily attributed to an increase in sales of data products offset by a decrease in digital video headend products, analog headend products and contract manufactured products. Sales of data products were $3,386,000 and $1,277,000, digital video headend products were $5,230,000 and $6,126,000, analog video headend products were $1,036,000 and $1,230,000 and contract manufactured products were $355,000 and $529,000 in the first six months of 2017 and 2016, respectively.

Cost of Goods Sold. Cost of goods sold increased to $7,611,000 for the first six months of 2017 from $6,940,000 for the first six months of 2016 and increased as a percentage of sales to 62.7% from 59.7%. The increase was primarily due to a less favorable product mix. The increase as a percentage of sales was primarily attributed to an overall reduction in the amount of manufacturing overhead capitalized, as well as a less favorable product mix, whereby the data products yield a lower gross margin.

Selling Expenses. Selling expenses decreased to $1,310,000 for the first six months of 2017 from $1,316,000 in the first six months of 2016, and decreased as percentage of sales to 10.8% for the first six months of 2017 from 11.3% for the first six months of 2016. The $6,000 decrease was primarily the result of a decrease in salary expense (including fringe benefits) of $41,000 due to a decrease in headcount, a decrease in royalty expense of $29,000 and a decrease in direct material of $15,000 offset by an increase in department supplies of $85,000.

General and Administrative Expenses. General and administrative expenses decreased to $1,916,000 for the first six months of 2017 from $1,947,000 for the first six months of 2016 and decreased as a percentage of sales to 15.8% for the first six months of 2017 from 16.8% for the first six months of 2016. The $31,000 decrease was primarily the result of decreased travel and entertainment expense of $53,000 due to decreased business travel, a decrease in miscellaneous expense of $22,000, a decrease in bank fees of $17,000 and a decrease in consulting fees of $11,000 offset by an increase of legal fees of $75,000.

Research and Development Expenses. Research and development expenses decreased to $1,272,000 in the first six months of 2017 from $1,387,000 in the first six months of 2016 and decreased as a percentage of sales to 10.5% for the first six months of 2017 from 11.9% for the first six months of 2016. This $115,000 decrease is primarily the result of a decrease in amortization expense of $81,000 relating to license fees and a decrease in depreciation of $28,000.

Operating Income. Operating income of $28,000 for the first six months of 2017 represents a reduction from the operating income of $35,000 for the first six months of 2016. Operating income as a percentage of sales was 0.2% in the first six months of 2017 compared to 0.3% in the first six months of 2016.

Interest Expense. Interest expense increased to $368,000 in the first six months of 2017 from $174,000 in the first six months of 2016. The increase is primarily the result of the accretion of the debt discount related to the former derivative liability of $177,000.

Liquidity and Capital Resources

As of June 30, 2017 and December 31, 2016, the Company’s working capital was $4,098,000 and $3,464,000, respectively. The increase in working capital is primarily due to a decrease in derivative liability of $260,000 and an increase of inventories of $241,000.

The Company’s net cash provided by operating activities for the six-month period ended June 30, 2017 was $216,000 primarily due to non cash adjustments of $849,000 offset by a net loss of $487,000.

Cash used in investing activities for the six-month period ended June 30, 2017 was $69,000, of which $25,000 was attributable to additional license fees and $44,000 was attributable to capital expenditures.

Cash used in financing activities was $254,000 for the first six months of 2017, which was comprised of net repayments of borrowings on the Revolver of $148,000 and long term debt of $106,000.

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

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sterling Facility and the Subordinated Loan Facility. As of June 30, 2017, the Company had approximately $1,972,000 outstanding under the Revolver and $1,150,000 of additional availability for borrowing under the Revolver, as well as $590,000 outstanding under the Subordinated Loan Facility and $250,000 of additional availability for borrowing under the Subordinated Loan Facility.

Prior to 2016, the Company incurred significant operating losses and did not have the necessary financing arrangements in place to support its capital resource needs. These factors contributed to the Company’s substantial doubt of its ability to continue as a going concern, which were set forth in its Form 10-K for the fiscal year ended December 31, 2015 and in subsequent quarterly reports on Form 10-Q prior to consummation of the Sterling Facility. During 2016, management addressed going concern remediation through entering into the Sterling Facility (a long term obligation due in December 2019), which refinanced its prior Santander Agreement (which was due to expire in December 2016). In addition, the Company reduced operating expenses to approximately $9,028,000 in 2016 from approximately $10,555,000 in 2015. Net losses were reduced dramatically and cash flows from operations also improved, as cash generated from operating activities was approximately $771,000 in 2016 compared to cash used in operating activities of approximately $(798,000) in 2015. At December 31, 2016 and June 30, 2017, the Company had approximately $3,464,000 and $4,098,000 of working capital, respectively. As a result of continued improvements in the Company’s operations, liquidity, capital resources and working capital, the Company believes, it has the ability to sustain its operations and satisfy its obligations in the normal course of business for at least one year from the issuance date of this filing.

The Company’s primary long-term obligations are for payment of interest and principal on the Sterling Facility, which expires on December 28, 2019, and the Subordinated Loan Facility, which expires on March 28, 2019. Repayment of the Subordinated Loan Facility is subject to the prior payment, satisfaction and discharge of the Sterling Facility. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $44,000 and $37,000 in the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. The Company expects to use cash generated from operations, amounts available under the Sterling Facility and the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

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

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2017.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BLONDER TONGUE LABORATORIES, INC.

Date: August 14, 2017	By:	/s/ Robert J. Pallé
Robert J. Pallé,
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
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

- 16 -