Form 10-Q
period 2017-09-30
BLONDER TONGUE LABORATORIES INC
filed 2017-11-14
CIK 1000683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017.

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

Number of shares of common stock, par value $.001, outstanding as of November 6, 2017: 8,121,835

The Exhibit Index appears on page 17.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited)
	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash	$199	$468
Accounts receivable, net of allowance for doubtful accounts of $180	2,626	2,273
Inventories	5,644	5,064
Prepaid and other current assets	334	275
Total current assets	8,803	8,080
Inventories, net of current and reserves	865	991
Property, plant and equipment, net of accumulated depreciation and amortization	3,147	3,279
License agreements, net	41	117
Intangible assets, net	1,484	1,612
Goodwill	493	493
Other assets	346	428
	$15,179	$15,000
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,427	$2,120
Current portion of long-term debt	250	228
Accounts payable	1,367	1,390
Derivative liability	-	260
Accrued compensation	184	320
Accrued benefit pension liability	101	101
Other accrued expenses	361	197
Total current liabilities	4,690	4,616

Subordinated convertible debt with related parties	605	376
Long-term debt, net of current portion	3,157	3,335
Deferred income taxes	139	139
Total liabilities	8,591	8,466
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; No shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued, 8,122 shares outstanding	8	8
Paid-in capital	26,826	26,132
Accumulated deficit	(17,819)	(17,179)
Accumulated other comprehensive loss	(1,278)	(1,278)
Treasury stock, at cost, 342 shares	(1,149)	(1,149)
Total stockholders’ equity	6,588	6,534
	$15,179	$15,000

See accompanying notes to unaudited condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$5,576	$5,432	$17,713	$17,057
Cost of goods sold	3,399	3,531	11,010	10,471
Gross profit	2,177	1,901	6,703	6,586
Operating expenses:
Selling	631	645	1,941	1,961
General and administrative	956	959	2,802	2,906
Research and development	605	711	1,877	2,098
	2,192	2,315	6,620	6,965
Earnings (loss) from operations	(15)	(414)	83	(379)
Other Expense - net	(138)	(107)	(581)	(285)
Change in derivative liability	-	(121)	(142)	(193)
Loss before income taxes	(153)	(642)	(640)	(857)
Provision (benefit) for income taxes	-	-	-	-
Net loss	$(153)	$(642)	$(640)	$(857)
Basic and diluted net loss per share	$(0.02)	$(0.08)	$(0.08)	$(0.12)
Basic weighted averages shares outstanding	8,122	7,738	8,122	7,179
Diluted weighted average shares outstanding	8,122	7,738	8,122	7,179

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(640)	$(857)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Stock compensation expense	292	129
Depreciation	242	336
Amortization	264	411
Amortization of loan fees	105	-
Reversal of inventory reserves	(28)	(30)
Non cash interest expense	229	37
Non cash directors’ fees	-	249
Change in derivative liability	142	194
Changes in operating assets and liabilities:
Accounts receivable	(353)	179
Inventories	(426)	877
Prepaid and other current assets	(59)	(32)
Other assets	(23)	(52)
Accounts payable, accrued compensation and other accrued expenses	5	(678)
Net cash (used in) provided by operating activities	(250)	763
Cash Flows From Investing Activities:
Capital expenditures	(100)	(67)
Acquisition of licenses	(60)	(19)
Net cash used in investing activities	(160)	(86)
Cash Flows From Financing Activities:
Net borrowings (repayments) of line of credit	307	(754)
Borrowings from related parties	-	400
Repayments of debt	(166)	(119)
Net cash provided by (used in) financing activities	141	(473)
Net (decrease) increase in cash	(269)	204
Cash, beginning of period	468	9
Cash, end of period	$199	$213
Supplemental Cash Flow Information:
Cash paid for interest	$218	$227
Cash paid for income taxes	$-	$-
Capital expenditures financed with debt	$10	$-

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

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Note 2- Summary of Significant Accounting Policies

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

(d)          Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of potential issuances of common shares. The diluted share base excludes incremental shares related to stock options and convertible debt of 2,053 and 1,121 and 1,875 and 995 for the three-month periods ended September 30, 2017 and 2016, respectively and 1,862 and 1,121 and 2,028 and 995 for the nine-month periods ended September 30, 2017 and 2016, respectively. These shares were excluded due to their antidilutive effect.

Note 3 – New Accounting Pronouncements

In July 2017, the FASB issued a two-part ASU No. 2017-11, “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I “Accounting for Certain Financial Instruments With Down Round Features” and II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Execution.” The ASU Part I changes the classification analysis of certain equity –linked financial instruments with down round features and the related disclosures. Part II of the amendment recharacterizes the indefinite deferral of certain provisions of Topic 480 and do not have an accounting effect. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial position and results of operations.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 superseded the revenue recognition requirements in ASC Topic 604 “Revenue Recognition” and some cost guidance included in ASC Subtopic: 05-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to apply ASU 2014-09 to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, “which was issued by the FASB in August 2015 and extended the original effective date by one year. In preparation for the adoption of the new standard in the fiscal year beginning January 2019, the Company continues to evaluate contract terms and potential impacts of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract-an agreement between two or more parties that creates legally enforceable rights and obligations-exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company anticipates adopting the standard using the modified retrospective approach at adoption. The Company is currently evaluating individual customer contracts and will be documenting changes, as needed, to its accounting policies and controls as the Company continues to evaluate the impact of the adoption of this standard. The results of its procedures to date indicate that the adoption of this standard will not have a material impact on its net income; however, the Company continues to evaluate the impact of the adoption on related financial statement disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (“ASU 2017-09”). This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entry to apply modification accounting in Topic 718. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The impact of this new standard will depend on the extent and nature of future changes to the terms of the Company’s share-based payment awards.

Note 4 – Inventories

Inventories net of reserves are summarized as follows:

	September 30, 2017	December 31, 2016
Raw Materials	$3,797	$4,001
Work in process	1,576	1,860
Finished Goods	3,832	4,143
	9.205	10,004
Less current inventory	(5,644)	(5,064)
	3,561	4,940
Less reserve for slow moving and excess inventory	(2,696)	(3,949)
	$865	$991

Inventories are stated at the lower of net realizable value or cost, determined by the first-in, first-out (“FIFO”) method.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Approximately 59% and 68% of the non-current inventories were comprised of finished goods at September 30, 2017 and December 31, 2016, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 5 – Debt

On December 28, 2016, the Company entered into a Loan and Security Agreement (the “Sterling Agreement”) with Sterling National Bank (“Sterling”). The Sterling Agreement provides the Company with a credit facility in an aggregate amount of $8,500 (the “Sterling Facility”) consisting of a $5,000 asset-based revolving line of credit (the “Revolver”) and a $3,500 amortizing term loan (the “Term Loan”). The Sterling Facility matures in December 2019. Interest on the Revolver is variable, based upon the 30-day LIBOR rate (1.23% at September 30, 2017) plus a margin of 4.00%. Interest on the Term Loan also is variable, based upon the 30-day LIBOR rate (1.23% at September 30, 2017) plus a margin of 4.50%. The Term Loan will amortize at the rate of $19 per month. On March 30, 2017, the Company and Sterling entered into a certain First Amendment to Loan and Security Agreement (the “First Amendment”), pursuant to which, among other things, the parties amended the definitions of certain items used in the calculation of the fixed charge coverage ratio, deferred the first measurement period of the financial covenants contemplated by the Sterling Agreement, from December 31, 2016 to January 31, 2017, and modified certain terms relating to permitted investments by the Company. At September 30, 2017, the outstanding balances under the Revolver and the Term Loan were $2,427 and $3,344, respectively. All outstanding indebtedness under the Sterling Agreement is secured by all of the assets of the Company and its subsidiaries.

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

As of September 30, 2017, the Subordinated Lenders advanced $500 to the Company. In addition, $18 and $52 of PIK interest was accrued in the three months and nine months ended September 30, 2017, respectively. The Company evaluated the conversion option embedded in the Subordinated Loan Agreement issued in December 2016 in accordance with the provisions of ASC Topic 815, Derivatives and Hedging, and determined that the conversion option had all of the characteristics of a derivative in its entirety and did not qualify for an exception to the derivative accounting rules. Specifically, prior to the adoption of the First Sub-Debt Amendment, pursuant to Section 4.4(e)(ii) of the Subordinated Debt Agreement, the exercise price of the conversion option entitled the Subordinated Lenders to an adjustment of the exercise price in the event that the Company subsequently issued equity securities or equity linked securities at prices more favorable to a new investor than the exercise price of the conversion option embedded in the Subordinated Loan Agreement (the “Price Protection Provision”). Accordingly, the conversion option was not indexed to the Company’s own stock. Due to the derivative treatment of the conversion option, the Company recorded $260 derivative liability at December 31, 2016. On March 21, 2017, the Company, Drake, and the Subordinated Lenders entered into a certain First Amendment to Amended and Restated Convertible Loan and Security Agreement (the “First Sub-Debt Amendment”), pursuant to which the Subordinated Loan Agreement was amended to eliminate the Price Protection Provision, effective as of such date. The First Sub-Debt Amendment also eliminated certain defined terms related to the Price Protection Provision. As a result of the First Sub-Debt Amendment, during the first quarter of 2017, the Company recorded a change in the derivative liability (expense) of $142, the fair value of the liability at the date of the modification and reclassified the aggregate value of the derivative liability at the date of modification in the amount of $402 to additional paid-in capital. In addition, during the nine months ended September 30, 2017 and 2016, the Company incurred interest of $229 and $37, respectively, related to these loans. The Company computed the fair value of the derivative liability at the date of modification using the Black-Scholes Model, which approximates a binomial lattice model with the following assumptions: stock price of $0.65, conversion price of $0.54, volatility of 104%, expected term of two years, risk free rate of 1.30% and dividend yield 0%.

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

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $2,100,000 and $2,763,000 in the third three months of 2017 and 2016, respectively and $7,330,000 and $8,889,000 in the first nine months of 2017 and 2016, respectively. Sales of analog video headend products were $324,000 and $559,000 in the third three months of 2017 and 2016, respectively and $1,360,000 and $1,789,000 in the first nine months of 2017 and 2016, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. VBrick purchases of these products were approximately $244,000 and $465,000 in the third three months of 2017 and 2016, respectively and $599,000 and $994,000 in the first nine months of 2017 and 2016, respectively.

Results of Operations

Third three months of 2017 Compared with third three months of 2016

Net Sales. Net sales increased $144,000, or 2.7%, to $5,576,000 in the third three months of 2017 from $5,432,000 in the third three months of 2016. The increase is primarily attributed to an increase in sales of data products offset by a decrease in digital video headend products, analog headend products, HFC distribution products and contract manufactured products. Sales of data products were $1,782,000 and $315,000, digital video headend products were $2,100,000 and $2,763,000, analog headend products were $324,000 and $559,000, HFC distribution products were $838,000 and $1,046,000 and contract manufactured products were $244,000 and $465,000 in the third three months of 2017 and 2016, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $3,399,000 for the third three months of 2017 from $3,531,000 for the third three months of 2016 and decreased as a percentage of sales to 61.0% from 65.0%. The decrease was primarily due to a more favorable product mix. The decrease as a percentage of sales was primarily attributed to an overall reduction in the amount of manufacturing overhead capitalized, as well as a more favorable product mix.

Selling Expenses. Selling expenses decreased to $631,000 for the third three months of 2017 from $645,000 in the third three months of 2016, and decreased as percentage of sales to 11.3% for the third three months of 2017 from 11.9% for the third three months of 2016. The $14,000 decrease was primarily the result of a decrease in salary expense (including fringe benefits) of $36,000 due to a decrease in headcount and a decrease in royalty expense of $39,000 offset by an increase in department supplies of $23,000 and an increase in sales commissions of $29,000.

General and Administrative Expenses. General and administrative expenses decreased to $956,000 for the third three months of 2017 from $959,000 for the third three months of 2016 and decreased as a percentage of sales to 17.1% for the third three months of 2017 from 17.7% for the third three months of 2016. The $3,000 decrease was primarily the result of an increase in legal expenses of $37,000, an increase in salary expense (including fringe benefits) of $27,000 due to an increase in headcount, and principally offset by a decrease in building reconfiguration expenses of $58,000, amongst other decreases.

Research and Development Expenses. Research and development expenses decreased to $605,000 in the third three months of 2017 from $711,000 in the third three months of 2016 and decreased as a percentage of sales to 10.9% for the third three months of 2017 from 13.1% for the third three months of 2016. This $106,000 decrease is primarily the result of a decrease in amortization expense of $69,000 relating to certain license fees becoming fully amortized, a decrease in depreciation of $15,000, and a decrease of salary expense (including fringe benefits) of $21,000 due to reduced headcount.

Operating Loss. Operating loss of $15,000 for the third three months of 2017 represents a reduction from the operating loss of $414,000 for the third three months of 2016. Operating loss as a percentage of sales was (0.3%) in the third three months of 2017 compared to (7.6%) in the third three months of 2016.

Interest Expense. Interest expense increased to $138,000 in the third three months of 2017 from $107,000 in the third three months of 2016. The increase is attributable to amortization of loan fees of approximately $35,000 offset by a decrease in borrowings under the Revolver.

First nine months of 2017 Compared with first nine months of 2016

Net Sales. Net sales increased $656,000, or 3.9%, to $17,713,000 in the first nine months of 2017 from $17,057,000 in the first nine months of 2016. The increase is primarily attributed to an increase in sales of data products offset by a decrease in digital video headend products, analog headend products and contract manufactured products. Sales of data products were $5,168,000 and $1,592,000, digital video headend products were $7,330,000 and $8,889,000, analog video headend products were $1,360,000 and $1,789,000 and contract manufactured products were $599,000 and $994,000 in the first nine months of 2017 and 2016, respectively.

Cost of Goods Sold. Cost of goods sold increased to $11,010,000 for the first nine months of 2017 from $10,471,000 for the first nine months of 2016 and increased as a percentage of sales to 62.2% from 61.4%. The increase as a percentage of sales was primarily attributed to an overall reduction in the amount of manufacturing overhead capitalized, as well as a less favorable product mix, whereby the data products yield a lower gross margin.

Selling Expenses. Selling expenses decreased to $1,941,000 for the first nine months of 2017 from $1,961,000 in the first nine months of 2016, and decreased as percentage of sales to 11.0% for the first nine months of 2017 from 11.5% for the first nine months of 2016. The $20,000 decrease was primarily the result of a decrease in salary expense (including fringe benefits) of $77,000 due to a decrease in headcount and a decrease in royalty expense of $68,000 offset by an increase in department supplies of $108,000.

General and Administrative Expenses. General and administrative expenses decreased to $2,802,000 for the first nine months of 2017 from $2,906,000 for the first nine months of 2016 and decreased as a percentage of sales to 15.8% for the first nine months of 2017 from 17.0% for the first nine months of 2016. The $104,000 decrease was primarily the result of an increase in legal fees of $112,000 and an increase in salaries (including fringe benefits) of $32,000, offset by decreased travel and entertainment expense of $66,000 due to decreased business travel and a decrease in building reconfiguration expenses of $64,000 amongst other cost containment measures.

Research and Development Expenses. Research and development expenses decreased to $1,877,000 in the first nine months of 2017 from $2,098,000 in the first nine months of 2016 and decreased as a percentage of sales to 10.6% for the first nine months of 2017 from 12.3% for the first nine months of 2016. This $221,000 decrease is primarily the result of a decrease in amortization expense of $150,000 relating to certain license fees becoming fully amortized, a decrease in depreciation of $43,000 and a decrease in salaries (including fringe benefits) of $32,000 due to a decrease in headcount.

Operating Income (Loss). Operating income of $83,000 for the first nine months of 2017 represents an improvement from the operating loss of $379,000 for the first nine months of 2016. Operating income as a percentage of sales was 0.5% in the first nine months of 2017 compared to a loss of (2.2%) in the first nine months of 2016.

Interest Expense. Interest expense increased to $581,000 in the first nine months of 2017 from $281,000 in the first nine months of 2016. The increase is primarily the result of the accretion of the debt discount related to the former derivative liability of $177,000 and $105,000 of amortization of deferred loan fees both non-cash expenses.

Liquidity and Capital Resources

As of September 30, 2017 and December 31, 2016, the Company’s working capital was $4,113,000 and $3,464,000, respectively. The increase in working capital is primarily due to improved operations, an increase of inventories of $426,000 and an increase in accounts receivable of $353,000.

The Company’s net cash used in operating activities for the nine-month period ended September 30, 2017 was $250,000 primarily due to a net loss of $640,000, an increase of inventories of $426,000 and an increase in accounts receivable of $353,000 offset by non cash adjustments of $1,246,000.

Cash used in investing activities for the nine-month period ended September 30, 2017 was $160,000, of which $60,000 was attributable to additional license fees and $100,000 was attributable to capital expenditures.

Cash provided by financing activities was $141,000 for the first nine months of 2017, which was comprised of net borrowings on the Revolver of $307,000 offset by repayments of long term debt of $166,000.

For a full description of the Company’s senior secured indebtedness under the Sterling Facility and the Company’s senior subordinated convertible indebtedness under the Subordinated Loan Facility, and their respective effects upon the Company’s condensed consolidated financial position and results of operations, see Note 5 – Debt and Note 6 – Subordinated Convertible Debt with Related Parties of the Notes to Condensed Consolidated Financial Statements.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sterling Facility and the Subordinated Loan Facility. As of September 30, 2017, the Company had approximately $2,427,000 outstanding under the Revolver and $813,000 of additional availability for borrowing under the Revolver, as well as $605,000 outstanding under the Subordinated Loan Facility and $250,000 of additional availability for borrowing under the Subordinated Loan Facility.

Prior to 2016, the Company incurred significant operating losses and did not have the necessary financing arrangements in place to support its capital resource needs. These factors contributed to the Company’s substantial doubt of its ability to continue as a going concern, which were set forth in its Form 10-K for the fiscal year ended December 31, 2015 and in subsequent quarterly reports on Form 10-Q prior to consummation of the Sterling Facility. During 2016, management addressed going concern remediation through entering into the Sterling Facility (a long term obligation due in December 2019), which refinanced its prior Santander Agreement (which was due to expire in December 2016). In addition, the Company reduced operating expenses to approximately $9,028,000 in 2016 from approximately $10,555,000 in 2015. Net losses were reduced dramatically and cash flows from operations also improved, as cash generated from operating activities was approximately $771,000 in 2016 compared to cash used in operating activities of approximately $(798,000) in 2015. At December 31, 2016 and September 30, 2017, the Company had approximately $3,464,000 and $4,113,000 of working capital, respectively. As a result of continued improvements in the Company’s operations, liquidity, capital resources and working capital, the Company believes, it has the ability to sustain its operations and satisfy its obligations in the normal course of business for at least one year from the issuance date of this filing.

The Company’s primary long-term obligations are for payment of interest and principal on the Sterling Facility, which expires on December 28, 2019, and the Subordinated Loan Facility, which expires on March 28, 2019. Repayment of the Subordinated Loan Facility is subject to the prior payment, satisfaction and discharge of the Sterling Facility. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $100,000 and $37,000 in the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. The Company expects to use cash generated from operations, amounts available under the Sterling Facility and the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2017.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BLONDER TONGUE LABORATORIES, INC.

Date: November 14, 2017	By:	/s/ Robert J. Pallé
Robert J. Pallé,
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
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