Form 10-K
period 2017-12-31
BLONDER TONGUE LABORATORIES INC
filed 2018-04-02
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017, OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ to ______

Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.001	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017: $2,542,581

Number of shares of common stock, par value $.001, outstanding as of March 15, 2018: 8,210,743

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders expected to be held on June 26, 2018 are incorporated by reference into Part III of this report.

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

Introduction

Overview

Blonder Tongue, with its subsidiary R. L. Drake Holdings, LLC (“Drake”), is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. For over 65 years, Blonder Tongue/Drake products have been deployed in a long list of locations, including lodging/hospitality, multi-dwelling units/apartments (“MDU”), broadcast studios/networks, universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. These applications are also variously described as commercial, institutional, and/or enterprise environments and will be referred to herein collectively as “CIE”. The customers we serve include business entities installing private video and data networks in these environments, whether they are the largest cable television operators, telco or satellite providers, integrators, architects, engineers or the next generation of Internet Protocol Television (“IPTV”) streaming video providers.

From the cable television pioneers that founded the Company in 1950, to the highly experienced research and development team that creates new products today, the Company’s success stems from listening to the needs of its customers, providing quality products to meet those needs and supporting those products after delivery. For over 65 years Blonder Tongue has been providing innovative solutions based on continually advancing technology, enabling the Company to maintain its position as a leader in many of the CIE markets it serves. Since its founding Blonder Tongue has continued to keep abreast of evolving technologies, from analog to digital television, Hybrid-Fiber Coax (“HFC”) networks with Quadrature Amplitude Modulation (“QAM”) edge devices, High Definition (“HD”) and Ultra HD (4K) encoding and transcoding, IPTV processing and distribution, and Multiscreen Adaptive Bit Rate based services.

The cable television market has reacted quickly to consumer demands for additional services by integrating multiple technologies into existing networks, providing consumers with high speed internet access in addition to enhanced video offerings. Today, video offerings have expanded from traditional broadcast linear delivery to the living room TV to live streaming to any device in your home or on the go. Traditional TV content is now available in any format to be viewed on tablets, mobile phones, computers or gaming consoles. Service Operators are migrating their video-on-demand (“VOD”) architecture to an internet protocol (“IP”) multiscreen ecosystem, which is the first step in transitioning to an all IP-based video delivery system. CIE businesses are upgrading their networks from standard definition (“SD”) to deliver HD content to their first screen (TV) and adding the capability of IP streaming, thereby expanding viewer access to HD content on any IP-connected devices. The infrastructure requirements to enable IP streaming provide the Company with an opportunity to market and sell its expanded IP streaming encoders and digital product lines.

While residential growth remains relatively flat, the CIE environment is growing ($10.44 billion in 2017, up from $9.3 billion in 2014). The CIE market segments that the Company serves have been focused on the migration to IPTV networks. The Company has expanded its video product line portfolio to address the growth of IP streaming. The Company’s newly introduced Scalable Transcode-Encoder Platform (“STEP”) transcodes HD/SD video content to Adaptive Bit Rate video profiles supporting multi-screen protocols for further processing into the operator’s multiscreen work flow. The Company has collaborated with cable television (“CATV”) Multiple System Operators (“MSOs”) to produce a cost-effective encoder for IP support of Public Education Government (“PEG”) video content. A custom hotel guide solution was developed for MSOs, enabling them to extract guide source data from the headend and transmit it over traditional HFC networks to produce a custom hotel guide at a lower price than the traditional third-party guide solutions. As the industry adopts Ultra-HD (4K) and High Efficiency Video Coding (“HEVC”) encoding, the Company plans to produce products to support its traditional customers as well as new customers. While already experiencing full scale commercialization in international markets, the United States market continues to increasingly embrace IPTV technology. The worldwide market now has over 150 million IPTV subscribers, and is projected to have 192 million by 2020.

The Company continues to advance the implementation of its strategic plan to maximize shareholder value. The Company’s strategic plan consists of the following:

●	strengthen core business,

●	continue the heritage of technological development,

●	expand into new markets, including penetration into MSO and broadcast television markets, as well as the emerging media company market and

●	increase gross margins.

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

The DTLA and LG Electronics license agreements provide the Company with certain technology necessary for production of EdgeQAM devices for the hospitality industry. With the DTLA agreement the Company became a full-adopter of DTCP license technology, which is used to encrypt the interconnections between devices such as satellite receivers, personal computers and portable media players. Consequently, content can be transferred through and among these devices only if incorporating this technology.

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

The MPEG-2 Encoder IP core has a unique compression engine capable of creating HD MPEG-2 real-time encoding of a single channel of 1080i/720p/480i video. The use of this real-time encoding technique enables the Company to provide broadcast MPEG-2 HD and SD encoding. MPEG-2 is widely used as the format of digital television signals that are broadcast by terrestrial (over-the-air), cable, and direct broadcast satellite TV systems. The Company’s revenues for digital encoders were $6,957,000 in 2017 and $7,762,000 in 2016.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $840,000 and $1,176,000 in 2017 and 2016, respectively. Sales to VBrick for sub-assemblies were not material in 2017 or 2016.

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

The primary end locations of the Company’s product are the CIE environments described above, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. We provide a wide range of products to meet the special needs of these applications, and we serve many types of customers, from the large cable companies to private contractors. We sell to anyone putting product into the CIE business market, including:

●	Television broadcasters;

●	Cable system operators (both large and small) that design, package, install and in most instances operate, upgrade and maintain the systems they build;

●	Lodging/Hospitality video and high speed internet system operators that specialize in the Lodging/Hospitality Markets; and

●	Commercial/Institutional/Enterprise system operators that operate, upgrade, and maintain the systems that are in their facilities, or contractors that install, upgrade and maintain these systems in a wide variety of applications.

The key to proactively responding to the needs of the foregoing CIE environments is to build a suite of product solutions that are optimized for the operator’s existing infrastructure, as well as future strategy. Operators look for the following features when selecting technology:

●	Versatility for Now, providing multiple source inputs and different output formats, including simultaneous QAM and IP capability. Off-air local programs, locally generated content, and national broadcasts can all be viewed on televisions via coax, as well as on desktops and other connected devices via an IP network. This allows operators to expand the reach of their video without having to run additional cable throughout the building and optimize the use of coax and/or IP infrastructures.

●	Flexibility for the Future, recognizing that even if an operator is not utilizing both QAM and IP outputs today, these features may be needed tomorrow. Operators seek to choose scalable technology that can keep up with advances in system architecture and allow them to best leverage existing data and Wi-Fi infrastructure, without overburdening it. This includes considerations for TV Everywhere (bring your own content/device) as well as recently introduced Ultra-HD, also known as 4K.

●	Affordability, by identifying high-quality, cost-effective, innovative solutions with a strong performance-to-cost ratio, is the key to insuring the operator can offer a competitively priced package to their business and enterprise customers. Focus on the features required for the location and its management, including remote setup, monitoring and diagnostics through an IP interface and hot spare capability.

A key component of the Company’s growth strategy is to leverage its reputation across a broad product line, offering one-stop-shop convenience to the cable, broadcast and professional markets and delivering products having a high performance-to-cost ratio. The Company has historically enjoyed, and continues to enjoy, a leading position in many of the CIE market segments that it serves.

Markets Overview

The television industry has been dominated by traditional cable operators, who subsequently expanded into high-speed internet and telephony services. The penetration of wireless and direct-broadcast satellite (“DBS”) (such as DIRECTV® and DISH Network®) in the video market, continues to grow, with a combined subscriber count of almost 48.6 million. Telephone companies (i.e. Verizon and AT&T) also compete with cable operators for services on a national level, delivering video, high-speed internet and telephony services direct to the home or to the curb with an estimate of over 26.6 million subscribers.

With IPTV technology comes additional market pressures and opportunities. First, there is the matter of alternative TV services riding “Over the Top” of existing infrastructures (“OTT television”), where the delivered video is not part of the service provider’s own video service. Examples include Web-delivered video such as Netflix, Hulu and Apple TV. Cable, satellite and telco service providers will need to innovate to provide additional service offerings to compete with lower cost OTT television providers (subscribers exceeding 246.7 million). In addition, content providers such as HBO, SHOWTIME and CBS have deployed their own streaming services, without requiring a cable TV subscription. Streaming service subscribers are now larger than cable TV subscribers. With the advent of “TV Everywhere”, where video is displayed not only on the traditional television, but also on personal computers and mobile devices, cable operators are trying to tackle not only technological challenges associated with these offerings, but also content management and customer authentication. The idea that the consumer is at the center, and not the hardware or the network, is revolutionizing how video (and media) content is delivered.

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

Cable Television

Most cable operators, large and small, have built networks with various combinations of fiber optic and coax cable to deliver television, internet and telephone services on one drop cable. Cable television deployment of fiber optic trunk has been completed in nearly all existing systems. The HFC network architecture is employed to provide digital video, VOD, HDTV, IPTV, high speed internet, and digital telephone service. With the adoption of new technology developed by CableLabs®, the cable industry is using “edge” devices, node splitting and digital video switching to increase both services and subscriber capacity from each node, to accommodate IPTV offerings in both residential and CIE market deployments. All of these networks are potential users of our product offerings.

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

CIE-Commercial, Institutional, and/or Enterprise

The Company defines its target CIE markets to include educational campus environments, correctional facilities, short and long term health service environments, sports stadiums and airport terminals. All of these seemingly unrelated facilities contain private networks that are dependent on either locally generated or externally sourced video and/or data content. As the advanced technologies of distance learning, HDTV and IPTV permeate the market, institutional facilities are embracing these technologies to achieve site specific goals. The following are examples of the types of applications:

●	PEG Town Hall Meetings and Local Sports

●	Reception Room TV- Doctors, Dentists and Corporate Offices

●	Patient Education and Entertainment

●	Distance Learning

●	Employee Facing- Training and Company Messaging

●	Hotel Lobby Events and Advertising

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

Additional Considerations

The evolution of technology with respect to video, internet and telephone services continues at a rapid pace. Cable TV’s QAM video is competing with DIRECTV® and EchoStar’s DBS service and cable modems compete with digital subscriber lines and fiber-to-the-home offered by regional telephone companies. Telephone companies are building national fiber optic networks and are delivering video, internet and telephone services directly to the home over fiber optic cable, and digital telephone is being offered by cable companies and others in competition with traditional phone companies. The convergence of data and video communications continues, wherein computer and television systems merge. This merging of technologies is extending services and content delivery to mobile smart phone devices and tablet computers with over-the-air data delivery competing with cable- delivered services.

Larger MSOs have transitioned or are in the process of transitioning to all-digital platforms (and in some instances MPEG-4/H.264). Satellite DBS television, digitally compressed programming and IP delivery require headend products, set-top decoding receivers, or digital terminal adapters, to convert the transmitted signals back to analog so that they may be viewed on analog television sets. The split of analog and digital offerings provided to customers varies as a function of the size of the operator and their deployment strategy. For example, the majority of private cable and other smaller service providers continue to deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ set-top boxes or digital terminal adapters at each television set.

Key Products

Blonder Tongue’s products can be separated according to function and technology. Four key categories account for the majority of the Company’s revenue – Digital Video Headend, Analog Video Headend, HFC Distribution and Data:

●           Digital Video Headend Products (including Encoders) are used by a system operator for acquisition, processing, compression, encoding and management of digital video. The headend is the center of a digital television system. It is the central location where multiple programs are received and, through additional processing, allocated to specific channels for digital distribution. Blonder Tongue continues to expand its Digital Product offerings to meet the evolving needs of its customers, which is expected to continue for years to come. We offer a broad line of HD and SD, MPEG-2 and MPEG-4/H.264 encoders optimized for the CIE environment. One example is a line of enhanced encoders optimized for the extreme demands of broadcasting live sports, another is a cost effective MPEG-2/H.264 encoder for IP support of PEG channels. The Company’s STEP and custom hotel guide products were developed to provide solutions for certain additional needs of the Company’s customers and customer prospects, that the Company believes were not being met in a cost effective manner by the Company’s competitors. IP interfaces have been added to a wide range of products to help in the migration to IPTV. One such example is the AQT8, a multichannel 8VSB/QAM-IP transcoder that receives off-air broadcast signals and transcodes them for coax and IP distribution. Other lines of digital products provided by Blonder Tongue and Drake include EdgeQAM devices and Satellite Quadrature Phase Shift Key (“QPSK”) to QAM transcoders.

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

EdgeQAM devices accept Ethernet input and capture MPEG over IP transport streams, decrypt service provider conditional access or content protection, and insert proprietary conditional access, such as Pro:Idiom, into the stream. These streams are then combined and modulated on to QAM RF carriers, in most cases providing multiple streams on to one 6MHz digital channel. Inputs to EdgeQAM devices can come from satellite receivers, set-top boxes, network devices or video servers. The use of these devices adds flexibility for the service provider, in part, because all of this routing happens in one device. Scaling is accomplished via software and modules embedded inside the hardware. Since it is a true network device, the EdgeQAM can be managed over a traditional Ethernet network or over the Internet.

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

Digital Video Headend Product use continues to expand in all of the Company’s primary markets, bringing more advanced technology to consumers and operators. It is expected that this area will continue to be a major component of the Company’s business. The Company’s Digital Video Headend Products accounted for approximately 41% and 52% of the Company’s revenues in 2017 and 2016, respectively.

●           Analog Video Headend Products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Among the products offered by the Company in this category are pre-fabricated headends to accommodate legacy analog TV systems, modulators, demodulators, and processors. The Company’s Analog Video Headend Products accounted for approximately 8% and 10% of the Company’s revenues in 2017 and 2016, respectively.

●           HFC Distribution Products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Among the products offered by the Company in this category are broadband amplifiers, directional taps, splitters and wall outlets for coax distribution and fiber optic transmitters, receivers (nodes), and couplers. In cable television systems, the HFC distribution products are either mounted on exterior utility poles or encased in pedestals, vaults or other security devices. In CIE systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coax cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company’s HFC Distribution Products accounted for approximately 14% and 16% of the Company’s revenues in 2017 and 2016, respectively.

●           Data Products give service providers, integrators, and premise owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU's, and college campuses using IP technology. Among the products offered by the Company are CMTS (Cable Modem Termination System) and modem cards. The Company’s Data Products accounted for approximately 30% and 12% of the Company’s revenues in 2017 and 2016, respectively.

●           Other Products. There are a variety of other products that the Company sells to a lesser degree, either to fill a customer need or where sales have reduced due to changes in Company direction, technology, or market influences. Sales of products in these categories contributed less significantly to the Company’s revenues in 2017 and 2016 and are expected to remain this way for 2018. These products include:

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

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products to accommodate customer demand for greater capability, (iii) license new technologies, and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects, with the expectation or promise of substantial future orders. Projects may also result from new technologies that become available, or new market applications of existing technology. In the new product development process, the vast experience of the Company’s Engineering Group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace. Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and lowering production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties. The Company will also license technology if it can obtain technology more quickly, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party. There were 18 employees in the research and development department of the Company at December 31, 2017, including five employees located at the Company’s facility in Springboro, Ohio and four employees located at the Company’s facility in Ft. Wayne, Indiana. The Company’s research and development expenses were $2,452,000 and $2,741,000 for the years ended December 31, 2017 and 2016, respectively.

Marketing and Sales

Blonder Tongue markets and sells its products for use in a wide range of traditional and CIE markets, including traditional cable television, MDU, lodging/hospitality, and institutional (schools, hospitals and prisons). The Company also sells into a multitude of niche CIE markets such as sports arenas and the cruise ship industry. Sales are made directly to customers by the Company’s internal sales force, as well as through Premier Authorized Stocking Distributors. The Company instituted its Premier Distributor Program in 2007, through which a limited group of larger distributors who stock a significant amount of the Company’s products in their inventory (Premier Authorized Stocking Distributors) are given access to a special purchase incentive program allowing them to achieve volume price concessions measured on a year-to-year basis. Sales to Premier Authorized Stocking Distributors accounted for approximately 30% and 36% of the Company’s revenues for 2017 and 2016, respectively. These Premier Authorized Stocking Distributors serve multiple markets. Direct sales to cable operators and system integrators accounted for approximately 10% and 14% of the Company’s revenues for 2017 and 2016, respectively.

The Company’s sales and marketing function is performed predominantly by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities. The Company’s internal sales force consists of 13 employees, including three salespersons in Old Bridge, NJ, one salesperson in Round Rock, TX, one salesperson in Seminole, FL, one salesperson in Springboro, OH, one salesperson in Peterborough, Ontario, Canada, one sales-support person in Springboro, OH, one sales-support person in Cape Coral, FL and four sales-support personnel at the Company’s headquarters in Old Bridge, New Jersey.

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

Customers

Blonder Tongue has a diverse customer base, which in 2017 consisted of approximately 196 active accounts. Approximately 63% and 53% of the Company’s revenues in 2017 and 2016, respectively, were derived from sales of products to the Company’s five largest customers. World Cinema, Inc. and Toner Cable Equipment, Inc. accounted for approximately 34% and 13%, respectively, of the Company’s revenues in 2017 and approximately 17% and 15%, respectively, of the Company’s revenues in 2016. None of these customers are obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period. Accordingly, there can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period; however, the Company currently anticipates that Toner Cable Equipment, Inc. and World Cinema, Inc. will continue to account for a significant portion of the Company’s revenues in future periods. See disclosure below in “Risk Factors – Any substantial decrease in sales to our largest customers may adversely affect our results of operations or financial condition” for further details.

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

The Company’s revenues are derived primarily from customers in the continental United States; however, the Company also derives some revenues from customers in other geographical markets, primarily Canada and to a much more limited extent, in developing countries. Sales to customers outside of the United States represented approximately 7% and 3% of the Company’s revenues in 2017 and 2016, respectively. All of the Company’s transactions with customers located outside of the United States have historically been denominated in U.S. dollars. As such, the Company has had no material foreign currency transactions from which it derives revenues. However, the Company derived certain relatively limited sales from customers located in Canada during 2017 and 2016 denominated in Canadian Dollars. Transactions denominated in foreign currencies have certain inherent risks associated with them due to currency fluctuations. See “Risk Factors” below for more detail on the risks associated with foreign currency transactions.

Manufacturing and Suppliers

Blonder Tongue’s primary manufacturing operations are presently located at the Old Bridge Facility, which also serves as the Company’s headquarters. The Company has developed, implemented and maintains a Quality Management System, that has been certified as conforming to all requirements of the ISO 9001:2015 international standard. The Company’s manufacturing operations are vertically integrated and consist principally of the programming, assembly, and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal, of chassis and cabinets for such assemblies. Management continues to implement improvements to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor to accommodate increasingly fine pitch surface mount electronic components. The Company is capable of manufacturing assemblies of 16 layer printed circuit boards with thousands of components, including placement of 0.030x0.030mil ball grid arrays and 0201 packaged sized components, utilizing its advanced state-of-the-art automatic placement equipment as well as automated optical inspection and testing systems. Investments by the Company in these advanced manufacturing technologies is consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products. The Company also maintains a small sales and engineering facility in Springboro, Ohio and maintains a small engineering facility in Ft. Wayne, Indiana.

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

Since 2008, the Company has obtained and renewed licenses for a variety of technologies in concert with its digital encoder line of products. The licenses are from a number of companies including DTLA (expires April 30, 2018), and LG Electronics (expires December 2018). These standard licenses are all non-exclusive and require payment of royalties based upon the unit sales of the licensed products. With regard to the licenses expiring in 2018, the Company expects to renew these standard licenses on similar terms to those presently in force. For additional information regarding these licenses, see “Introduction – Overview” starting on page 3.

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

Regulation

Private cable, while in some cases subject to certain Federal Communications Commission (“FCC”) licensing requirements, is not presently burdened with extensive government regulations. The Telecommunications Act of 1996 deregulated many aspects of franchise cable system operation and opened the door to competition among cable operators and telephone companies in each of their respective industries.

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2017 and does not anticipate incurring in 2018, material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2018. The Company intends to renew this permit.

Employees

As of February 28, 2018, the Company employed approximately 117 people, including 71 in manufacturing, 18 in research and development, 4 in quality assurance, 13 in sales and marketing, and 11 in a general and administrative capacity. Substantially all of these employees are full time employees. Thirty-four of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a labor agreement with the Company that is scheduled to expire in February 2019.

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

Approximately 63% and 53% of our revenues in 2017 and 2016, respectively, were derived from sales of products to the Company’s five largest customers. None of these customers are obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period. Accordingly, there can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period.

With respect to our direct sales to system integrators, the complement of leading customers tends to vary over time as the most efficient and better-financed integrators grow more rapidly than others. Our success with those customers will depend in part on:

●	the viability of those customers;

●	our ability to identify those customers with the greatest growth and growth prospects; and

●	our ability to maintain our position in the overall marketplace by shifting our emphasis to such customers.

In addition, five and three of our customers, respectively accounted for approximately 74% and 41% of our outstanding trade accounts receivable at December 31, 2017 and 2016, respectively. Any substantial decrease or delay in sales to one or more of our leading customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us, or our inability to develop solid relationships with integrators that may replace the present leading customers, could have a material adverse effect on our results of operations and financial condition.

An inability to reduce expenses or increase revenues may cause continued net losses.

We have had losses each year since 2010, including a net loss of $402,000 for the year ended December 31, 2017. While management believes its ongoing efforts to reduce expenses and increase revenues will improve profitability, there can be no assurance that these actions will be successful. Failure to reduce expenses or increase revenues could have a material adverse effect on our results of operations and financial condition.

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

Both the private cable and franchised cable industries are characterized by the continuing advancement of technology, evolving industry standards and changing customer needs. To be successful, we must anticipate the evolution of industry standards and changes in customer needs, through the timely development and introduction of new products, enhancement of existing products and licensing of new technology from third parties. This is particularly true at this time as the Company must develop and market new digital products to offset the continuing decline in demand for, and therefore sales of, analog products. Although we depend primarily on our own research and development efforts to develop new products and enhancements to our existing products, we have and may continue to seek licenses for new technology from third parties when we believe that we can obtain such technology more quickly and/or cost-effectively from such third parties than we could otherwise develop on our own, or when the desired technology has already been patented by a third party. There can, however, be no assurance that new technology or such licenses will be available on terms acceptable to us. There can be no assurance that:

●	we will be able to anticipate the evolution of industry standards in the cable television or the communications industry generally;

●	we will be able to anticipate changes in the market and customer needs;

●	technologies and applications under development by us will be successfully developed; or

●	successfully developed technologies and applications will achieve market acceptance.

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

All aspects of our business are highly competitive. We compete with national, regional and local manufacturers and distributors, including companies larger than us, which have substantially greater resources. Various manufacturers who are suppliers to us sell directly as well as through distributors into the cable television marketplace. Because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may seek to enter the principal markets served by us. Many of these potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we have. We expect that direct and indirect competition will increase in the future. Additional competition could have a material adverse effect on our results of operations and financial condition through:

●	price reductions;

●	loss of market share;

●	delays in the timing of customer orders; and

●	an inability to increase our penetration into the cable television market.

Our sales and profitability may suffer due to any substantial decrease or delay in capital spending by the cable infrastructure operators that we serve in the MDU, lodging and institutional cable markets.

The vast majority of our revenues in 2017 and 2016 came from sales of our products for use by cable infrastructure operators. Demand for our products depends to a large extent upon capital spending on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including:

●	access by private cable operators to financing for capital expenditures;

●	demand for their cable services;

●	availability of alternative video delivery technologies; and

●	general economic conditions.

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

Adverse changes in economic conditions could adversely affect our business, results of operations and financial condition.

Our business and earnings are affected by general business, economic and financial markets conditions in the United States and elsewhere. We continue to operate in a challenging and uncertain economic environment, and any return to recessionary conditions or prolonged stagnant or deteriorating economic conditions could significantly affect the markets in which we do business, the demand for our products, the ability of our customers to make payments to us in a timely fashion or at all, our ability and the ability of our customers to obtain adequate financing to maintain operations and other potential events that could have a material adverse effect on our business, financial condition and results of operations. Moreover, our stock price could remain depressed or decrease if investors have concerns that our business, financial condition or results of operations will be negatively impacted by a worldwide economic downturn. Other uncertainties, including the potential effect of the recently-announced plans for the United States to impose tariffs on imported steel and aluminum, which are important materials for the production of many of our products, could also have a material adverse effect on our business, financial condition and results of operations.

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

On December 28, 2016, the Company, entered into a new credit facility with Sterling National Bank (“Sterling”). The Loan and Security Agreement between the Company and Sterling (the “Sterling Agreement”) includes a number of covenants that, among other things, may restrict our ability to:

●	engage in mergers, consolidations, asset dispositions or similar fundamental changes;

●	redeem or repurchase shares of Company stock;

●	create, incur, assume or guarantee additional indebtedness;

●	create, incur or permit liens on our assets;

●	make loans or investments;

●	pay cash dividends or make similar distributions; and

●	change the nature of our business.

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

We purchase several products from sole suppliers for which alternative sources are not available. Our results of operations and financial condition could be materially adversely affected by:

●	an inability to obtain sufficient quantities of these components;

●	our receipt of a significant number of defective components;

●	an increase in component prices; or

●	our inability to obtain lower component prices in response to competitive pressures on the pricing of our products.

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

We manufacture and assemble some of our products in the PRC, under a contract manufacturing arrangement with a certain key Chinese manufacturer. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, having our products manufactured in the PRC, including the following risks:

●	political, economic and labor instability;

●	changes in foreign or United States government laws and regulations, including exchange control regulations;

●	increased costs related to fluctuation in foreign currency exchange rates;

●	infringement of our intellectual property rights; and

●	difficulties in managing foreign manufacturing operations.

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

Historically the Company has had limited exposure to currency fluctuations since transactions with customers located outside the United States have generally been denominated in U.S. Dollars. The Company incurs certain expenses which are denominated in Canadian Dollars in connection with its sales and product distribution in Canada. In addition, the Company incurs certain expenses denominated in Renminbi (“RMB”) in connection with its contract manufacturing activities in the PRC. The Company's functional currency is the U.S. Dollar. Accordingly, any expense denominated in Canadian Dollars or RMB needs to be translated into U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between the Canadian Dollar and the U.S. Dollar and the RMB and U.S. Dollar in recent years have fluctuated significantly and may do so in the future. We do not engage in currency hedging activities to limit the risks of currency fluctuations. Currency fluctuations could adversely impact our results of operations, cash flows and financial position.

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

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. We do not anticipate material capital expenditures during 2018 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

Our board of directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock, to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any unissued series of undesignated Preferred Stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance of such stock could have a material adverse effect on the market value of the Common Stock. In addition, our Restated Certificate of Incorporation:

●	eliminates the right of our stockholders to act without a meeting;

●	does not provide cumulative voting for the election of directors;

●	does not provide our stockholders with the right to call special meetings;

●	provides for a classified board of directors; and

●	imposes various procedural requirements which could make it difficult for our stockholders to effect certain corporate actions.

These provisions and the Board’s ability to issue Preferred Stock may have the effect of deterring hostile takeovers or offers from third parties to acquire the Company, preventing our stockholders from receiving a premium for their shares of our Common Stock, or delaying or preventing changes in control or management of the Company. We are also afforded the protection of Section 203 of the Delaware General Corporation Law, which could:

●	delay or prevent a change in control of the Company;

●	impede a merger, consolidation or other business combination involving us; or

●	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

Any of these provisions which may have the effect of delaying or preventing a change in control of the Company, could have a material adverse effect on the market value of our Common Stock.

It is unlikely that we will pay dividends on our Common Stock.

We currently intend to retain all earnings to finance the growth of our business and therefore do not intend to pay dividends on our Common Stock in the foreseeable future. Moreover, the Sterling Agreement prohibits the payment of cash dividends by us on our Common Stock.

Our Common Stock is thinly traded and subject to volatility, which may adversely affect the market price for our Common Stock.

Although our Common Stock is traded on the NYSE American, it may remain relatively illiquid, or “thinly traded,” which can increase share price volatility and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Investors may be unable to buy or sell a certain quantity of our shares in the public market within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices.

The prevailing market price of our Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

●	announcements of technological innovations or new products by us, our competitors or third parties;

●	quarterly variations in our actual or anticipated results of operations;

●	failure of revenues or earnings in any quarter to meet the investment community’s expectations;

●	market conditions for cable industry stocks in general;

●	broader market trends unrelated to our performance; and

●	sales of significant amounts of our Common Stock by our officers and directors or the perception that such shares may occur.

The uncertainties we face relating to our liquidity and ability to generate sufficient cash flows from operations and to continue to operate our business as a going concern also contributes to the volatility of our stock price, and any investment in our common stock could suffer a significant decline or total loss in value. Furthermore, we may not be able to maintain compliance with the continued listing standards of the NYSE American LLC or any other national securities exchange or over-the-counter market on which our common stock is then traded, which may also adversely affect the trading price of our common stock.

Our share ownership is highly concentrated.

Our directors and officers beneficially own, or have the right to vote, approximately 45% of our Common Stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.

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

Recently enacted tax reform legislation in the U.S. could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of orphan drugs). The overall impact of the Tax Act is uncertain, and our business and financial condition could be adversely affected. For example, because of the tax rate decrease, our deferred tax assets and our corresponding valuation allowance against these deferred tax assets have been reduced and may continue to be adversely impacted. In addition, it is uncertain if and to what extent various states will conform to the Tax Act and what effect legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought at organizations such as the World Trade Organization. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which currently is owned by the Company. As discussed in further detail below, the Company has entered into an agreement to sell the Old Bridge Facility and lease back a substantial portion of the premises. The Old Bridge Facility is currently encumbered by a mortgage held by Sterling National Bank, securing the obligations of the Company to Sterling under the Sterling Agreement, which includes the principal amount of $3,286,000 under the term loan portion of the Sterling Agreement as of December 31, 2017, and by a mortgage held by the Subordinated Lenders (defined in Item 7 below) securing the Subordinated Loan Facility (defined in Item 7 below) in the principal amount of up to $750,000, of which $500,000 (plus accrued unpaid interest) is outstanding as of December 31, 2017. The Company expects that the mortgages will be released in connection with the Company’s repayments of amounts due under the Sterling Agreement and the Subordinated Loan Facility, which repayments are expected to occur upon the closing of the sale of the Old Bridge Facility. In addition, the Company leases an engineering and sales facility consisting of one building totaling approximately 7,500 square feet in Springboro, Ohio. The lease for this facility expires in October, 2021. The total lease obligation for the Springboro, Ohio facility will be approximately $48,000 during 2018. Further, the Company leases an engineering facility consisting of one building totaling approximately 2,400 square feet in Fort Wayne, Indiana. The lease for this facility expires in May, 2020. The total lease obligation for the Fort Wayne, Indiana facility will be approximately $38,000 during 2018. Management believes that these facilities are adequate to support the Company’s anticipated needs in 2018.

As previously announced, the Company has entered into an Agreement of Sale (the “Sale Agreement”) with Mountainblue Jake Brown Realty LLC (“Mountainblue”), providing for the sale of the Old Bridge Facility to Mountainblue. In connection with the transaction, Mountainblue has agreed to pay the Company $10,300,000 at closing, subject to certain adjustments as provided in the Sale Agreement. Mountainblue has deposited $525,000 in escrow as a deposit towards the full purchase price. Completion of the transactions contemplated by the Sale Agreement is subject to a number of closing conditions, including the Buyer’s satisfactory completion of certain due diligence matters.

In addition, in connection with the closing of the sale of the Old Bridge Facility, the Company (as tenant) and Mountainblue (as landlord) will enter into a lease (the “Lease”), pursuant to which the Company will continue to occupy a portion of, and continue to conduct its manufacturing, engineering, sales and administrative functions in, the Old Bridge Facility. The Lease will have an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of $573,750 for the first year of the Lease, with the amount of the base rent adjusted for each subsequent year to equal 102.75% of the preceding year’s base rent.

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

The Company’s Common Stock has been traded on the NYSE American (formerly the NYSE MKT) since the Company’s initial public offering on December 14, 1995. The following table sets forth for the quarters indicated, the high and low sale prices for the Company’s Common Stock on the NYSE American:

Market Information

Year Ended December 31, 2017:	High	Low

First Quarter	$.81	$.49
Second Quarter	.90	.49
Third Quarter	1.29	.40
Fourth Quarter	1.09	.38

Year Ended December 31, 2016:	High	Low

First Quarter	$.51	$.28
Second Quarter	.50	.28
Third Quarter	1.10	.42
Fourth Quarter	.67	.41

The Company’s Common Stock is traded on NYSE American under the symbol “BDR.”

Holders

As of March 15, 2018, the Company had 79 holders of record of the Common Stock. Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

Share Repurchases

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300,000 of its outstanding common stock (the “2002 Program”). On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100,000 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2017, the Company can purchase up to $72,000 of its common stock under the 2002 Program and up to 100,000 shares of its common stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. The Sterling Agreement currently prohibits the Company from repurchasing shares of its common stock, whether under the 2002 Program and the 2007 Program or otherwise. During 2017, the Company did not purchase any of its common stock under the 2002 Program or the 2007 Program.

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

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue. Accordingly, any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. Sales of digital video headend products were $9,438,000 and $11,777,000 and sales of analog video headend products were $1,819,000 and $2,317,000 in 2017 and 2016, respectively.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $840,000 and $1,176,000 in 2017 and 2016, respectively. Sales to VBrick for sub-assemblies were not material in 2017 or 2016.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales.

	Year Ended December 31,
	2017	2016
Net sales	100.0%	100.0%
Costs of goods sold	61.6	62.9
Gross profit	38.4	37.1
Selling expenses	10.7	10.9
General and administrative expenses	15.2	17.0
Research and development expenses	10.5	12.2
Earnings (loss) from operations	2.0	(3.0)
Other expense, net	3.7	2.2
Loss before income taxes	(1.7)	(5.2)
Provision (benefit) for income taxes	(0.1)	0.1
Net loss	(1.6)	(5.3)

2017 Compared with 2016

Net Sales. Net sales increased $777,000 or 3.5% to $23,283,000 in 2017 from $22,506,000 in 2016. The increase is primarily attributable to an increase in sales of data products offset, in part, by a decrease in sales of digital video headend products, analog video headend products and contract manufactured products. Sales of data products were $6,942,000 and $2,701,000, sales of digital video headend products were $9,438,000 and $11,777,000, sales of analog video headend products were $1,819,000 and $2,317,000, and sales of contract manufactured products were $840,000 and $1,176,000 in 2017 and 2016, respectively. The increase in sales of data products in 2017 is primarily attributable to an increased level of purchases by one customer. The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products.

Cost of Goods Sold. Cost of goods sold increased to $14,347,000 in 2017 from $14,149,000 in 2016 but decreased as a percentage of sales to 61.6% from 62.9%. The dollar increase is primarily attributable to an increase in sales. The decrease as a percentage of sales is attributable to a decrease in the provision for inventory reserves as well as a more favorable product mix, as sales of data products comprised a greater percentage of sales in 2017. The provision for (reversal of) inventory reserves was $(49,000) and $128,000 in 2017 and 2016, respectively. The Company expects cost of goods sold as a percentage of sales to go down during 2018.

Selling Expenses. Selling expenses increased to $2,492,000 in 2017 from $2,459,000 in 2016 but decreased as a percentage of sales to 10.7% for 2017 from 10.9% for 2016. This $33,000 increase is primarily attributable to an increase in department supplies of $129,000 offset by a decrease in salaries and fringe benefits of $74,000 due to reduced head count and a decrease in royalty expenses of $73,000. The decrease as a percentage of sales is primarily attributable to the increase in net sales. The Company anticipates that expenses in this area, as a percentage of revenue, will increase slightly in 2018.

General and Administrative Expenses. General and administrative expenses decreased to $3,529,000 in 2017 from $3,828,000 in 2016 and decreased as a percentage of sales to 15.2% for 2017 from 17.0% in 2016. This $299,000 decrease was primarily the result of a decrease in professional fees of $171,000, a decrease in building reconfiguration expenses of $89,000 and a decrease in travel and entertainment expenses of $79,000 offset by an increase in salaries and fringe benefits of $79,000 due to salary increases. The decrease as a percentage of sales is attributable to the overall decrease as well as an increase in net sales. The Company anticipates that expenses in this area, as a percentage of revenue, will increase slightly in 2018.

Research and Development Expense. Research and development expenses decreased to $2,452,000 in 2017 from $2,741,000 in 2016, and decreased as a percentage of sales to 10.5% in 2017 from 12.2% in 2016. This $289,000 decrease is primarily attributable to a decrease in license fees of $215,000 as well as a decrease in depreciation of $57,000. The decrease as a percentage of sales is attributable to the overall decrease as well as an increase in net sales. The Company anticipates that expenses in this area, as a percentage of revenue, will decrease slightly in 2018.

Operating Income (loss). Operating income of $463,000 for 2017 represents an improvement from the operating loss of $(671,000) in 2016. Operating income (loss) as a percentage of sales improved to 2.0% in 2017 from (3.0)% in 2016.

Interest expense. Interest expense increased to $723,000 in 2017 from $412,000 in 2016. The increase is primarily the result of the accretion of the debt discount related to the former derivative liability of $177,000 relating to the subordinated convertible debt and $144,000 of amortization of deferred loan fees, both of which were non-cash expenses.

Income Taxes. The provision (benefit) for income taxes was $(18,000) in 2017 and $29,000 in 2016. The Company records a full valuation allowance for net deferred tax assets that are no longer considered to be realizable. The decrease in the 2017 provision is attributable to a decrease in the deferred tax provision related to the amortization of indefinite lived intangible assets, or “naked credits,” which cannot be offset by the valuation allowance, a decrease in the valuation allowance, along with an offsetting decrease to the gross deferred tax assets due to a change in federal corporate tax rates. The Company expects to continue to provide a full valuation allowance until it can sustain a level of profitability that demonstrates its ability to utilize these net deferred tax assets. The significant negative evidence supporting the full valuation allowance includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2017, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2017 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

As of December 31, 2017 and 2016, the Company’s working capital was $5,011,000 and $3,464,000, respectively. The increase in working capital in 2017 is primarily due to a decrease in accounts payable of $690,000, an increase in inventories of $432,000 a change in benefit costs of $415,000 and an increase in accounts receivable of $348,000 offset by an increase in borrowings under the Revolver of $367,000.

The Company’s net cash used in operating activities for the year ended December 31, 2017 was $237,000, primarily due to a reduction in accounts payable and accrued expenses of $711,000, a net loss of $384,000 and an increase in accounts receivable of $348,000 offset by non-cash expenses of $1,538,000, compared to net cash provided by operating activities for the year ended December 31, 2016 of $771,000, primarily due to non-cash expenses of $1,653,000 and a reduction in inventories of $856,000 offset by a net loss of $1,195,000 and a reduction in accounts payable and accrued expenses.

Cash used in investing activities for the year ended December 31, 2017 was $200,000, which was attributable primarily to capital expenditures of $138,000 and the acquisition of licenses of $62,000. Cash used in investing activities for the year ended December 31, 2016 was $56,000, which was attributable primarily to capital expenditures of $37,000 and the acquisition of licenses of $19,000.

Cash provided by financing activities was $137,000 for the year ended December 31, 2017, comprised primarily of net borrowings on the line of credit of $367,000 offset by repayments of debt of $230,000. Cash used in financing activities was $256,000 for the year ended December 31, 2016, comprised primarily of repayments of debt of $3,612,000 and net borrowings on the line of credit of $544,000 offset by borrowings of debt of $3,500,000 and borrowings of subordinated debt of $400,000.

For a full description of the Company’s senior secured indebtedness under the Sterling Facility and the Company’s senior subordinated convertible indebtedness under the Subordinated Loan Facility, and their respective effects upon the Company’s consolidated financial position and results of operations, see Note 5 – Debt and Note 6 – Subordinated Convertible Debt with Related Parties of the Notes to Consolidated Financial Statements.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sterling Facility and the Subordinated Loan Facility. As of December 31, 2017, the Company had approximately $939,000 of additional availability for borrowing under the Revolver, as well as $250,000 of additional availability for borrowing under the Subordinated Loan Facility.

As discussed in Item 2 – Properties, the Company has entered into a Sale Agreement with Mountainblue, providing for the sale of the Old Bridge Facility, pursuant to which Mountainblue has agreed to pay the Company $10,300,000 at closing, subject to certain adjustments as provided in the Sale Agreement. Completion of the transactions contemplated by the Sale Agreement is subject to a number of closing conditions, including the Buyer’s satisfactory completion of certain due diligence matters. Assuming the sale closes, the Company currently expects to use the net proceeds to repay outstanding amounts under the Sterling Facility and the Subordinated Loan Facility (to the extent the holders of the convertible subordinated indebtedness do not convert all or part of the indebtedness into shares of the Company’s common stock). The Company currently intends to use the remaining proceeds for working capital and other general corporate purposes.

The Company’s primary long-term obligations are for payment of interest and principal on the Sterling Facility, which expires on December 28, 2019, and the Subordinated Loan Facility, which expires on March 28, 2019. Repayment of the Subordinated Loan Facility is subject to the prior payment, satisfaction and discharge of the Sterling Facility. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $138,000 and $37,000 in the years ended December 31, 2017 and 2016, respectively. The Company expects to use cash generated from operations, amounts available under the Sterling Facility, proceeds from advances under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

Even without the sale of the Old Bridge Facility as discussed above, the Company believes that it has sufficient liquidity and capital resources to sustain its planned operations for at least the next 12 months from the filing date of this Form 10-K.

As discussed above, assuming the sale of the Old Bridge Facility closes, the Company currently expects to use the net proceeds to repay outstanding amounts under the Sterling Facility and the Subordinated Loan Facility (to the extent the holders of the convertible subordinated indebtedness do not convert all or part of the indebtedness into shares of the Company’s common stock). As of March 14, 2018, the amount currently outstanding under the Sterling Facility was approximately $5,330,000 and the amount outstanding under the Subordinated Loan Facility was approximately $636,000. Assuming the sale had closed on March 14, 2018, the Company anticipates it would have received approximately $3,109,000 of net proceeds after satisfying all of then-outstanding amounts under the Sterling Facility and the Subordinated Loan Facility. The Company currently intends to use the remaining proceeds for working capital and other general corporate purposes. The Company has been advised by Sterling that Sterling will agree to release its mortgage on the Old Bridge Facility in connection with the consummation of the transactions contemplated by the Agreement of Sale, assuming the concurrent repayment of the Term Loan secured thereby, and the application of a portion of the remaining proceeds to pay down of the balance due under the Revolver (but without the termination of Sterling’s commitment to lend under the Revolver, which shall remain in force). The Company is currently in discussions with Sterling regarding certain modifications to the terms of the Sterling Facility and the Company’s desire to retain the Revolver following consummation of the transactions contemplated by the Agreement of Sale. The Company anticipates that it will enter into a satisfactory amendment to the Sterling Facility, which should result in the Revolver under the Sterling Facility remaining in place through its natural maturity date. The Company has advised the holders of the indebtedness under the Subordinated Loan Facility, that promptly upon the consummation of the Agreement of Sale, it expects to repay in full all amounts outstanding under the Subordinated Loan Agreement, including all PIK Interest, that has not been converted into shares of the Company’s common stock, as permitted under the Subordinated Loan Agreement, and thereupon terminate the Subordinated Loan Facility.

Assuming the sale of the Old Bridge Facility closes, the Company’s will undertake a long-term obligation through its lease-back of a portion of the Old Bridge Facility. As discussed in Item 2 – Properties, upon closing of the sale of the Old Bridge Facility, the Company (as tenant) and Mountainblue (as landlord) will enter into the Lease, which will have an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company will be obligated to pay base rent of $573,750 for the first year of the Lease, with the amount of the base rent adjusted for each subsequent year to equal 102.75% of the preceding year’s base rent. For the first year of the Lease, this amount would offset the anticipated annualized saving of interest and depreciation expense of approximately $512,000 and the cash debt service of approximately $533,000.

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

Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2017 and 2016, respectively.

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

See financial statement pages 35 - 38.

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

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2017.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2017 the Company’s internal control over financial reporting is effective based on those criteria.

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

During the quarter ended December 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about the Company’s directors and executive officers is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2017 Annual Meeting of Stockholders. The information about the Company’s Audit Committee (excluding the Audit Committee Report) and the Audit Committee’s “audit committee financial expert,” is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders.

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

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders. Information about the independence of each director or nominee for director of the Company during 2017 is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accounting Firm” and “Pre-Approval Policy for Services by Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders.

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

(b)	Index to Exhibits:

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, originally filed October 12, 1995, as amended.

3.2	Restated Bylaws of Blonder Tongue Laboratories, Inc., as amended.	Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 2007, filed May 9, 2008.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

4.2	Warrant to Adaptive Micro-Ware, Inc.	Incorporated by reference from Exhibit 4.1 to Quarterly Report on Form 10-Q filed November 14, 2012.

10.1	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2013.

10.2	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2013, filed March 31, 2014.

10.3	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

10.4	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix A to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 21, 2014.

10.5	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 21, 2014.

Exhibit No.	Description	Location

10.6	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed August 15, 2005.

10.7	Form of Option Agreement under the 2005 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007, filed March 31, 2008.

10.8	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2010, filed March 21, 2011.

10.9	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2010, filed March 21, 2011.

10.10	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed May 20, 2011.

10.11	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed May 20, 2011.

10.12	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 14, 2014.

10.13	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 14, 2014.

10.14	Blonder Tongue Laboratories, Inc. Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed June 20, 2014.

10.15	Director Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed March 23, 2015.

10.16	Senior Subordinated Convertible Loan and Security Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and Robert J. Pallé and Carol M. Pallé.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

Exhibit No.	Description	Location

10.17	Mortgage and Security Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., as Mortgagor and Robert J. Pallé and Carol M. Pallé, as Mortgagee.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

10.18	Subordination Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, Robert J. Pallé and Carol M. Pallé and Santander Bank, N.A.	Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

10.19	Amended and Restated Senior Subordinated Convertible Loan and Security Agreement dated as of March 28, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and Robert J. Pallé, as agent and as a lender and Carol M. Pallé, James H. Williams and Steven Shea, as lenders.	Incorporated by reference from Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed March 30, 2016.

10.20	Amended and Restated Mortgage and Security Agreement, dated as of March 28, 2016, by and between Blonder Tongue Laboratories, Inc., as Mortgagor and Robert J. Pallé, in his capacity as agent, as Mortgagee.	Incorporated by reference from Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed March 30, 2016.

10.21	Amended and Restated Subordination Agreement, dated as of March 28, 2016, by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, Robert J. Pallé, Carol M. Pallé, James H. Williams, and Steven Shea, and Santander Bank, N.A.	Incorporated by reference from Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed March 30, 2016.

10.22	Blonder Tongue Laboratories, Inc. 2016 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, filed August 25, 2016.

10.23	Blonder Tongue Laboratories, Inc. 2016 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, filed August 25, 2016.

10.24	Loan and Security Agreement dated as of December 28, 2016 by and between Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC, as Borrowers, Blonder Tongue Far East, LLC, as a Guarantor and a Credit Party and Sterling National Bank, as Administrative Agent and as a Lender, and the other Lenders from time to time party thereto.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.25	Form of Term RE Note dated December 28, 2016.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

Exhibit No.	Description	Location

10.26	Guaranty Agreement effective as of December 28, 2016 by and between Sterling National Bank, as administrative and collateral agent for the Lender Parties identified therein, and Blonder Tongue Far East, LLC, as Guarantor.	Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.27	Subordination Agreement dated as of December 28, 2016 by and between Sterling National Bank, as administrative and collateral agent for the Senior Lenders identified therein, and the Junior Creditor identified therein.	Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.28	Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement made as of December 28, 2016 by Blonder Tongue Laboratories, Inc. to Sterling National Bank, as administrative agent for the benefit of itself and the other Lender Parties identified therein.	Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.29	Agreement of Sale dated as of March 13, 2018 by and between Blonder Tongue Laboratories, Inc. and Mountainblue Jake Brown Realty LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed March 16, 2018.

21	Subsidiaries of Blonder Tongue	Filed herewith.

23.1	Consent of Marcum LLP.	Filed herewith.

31.1	Certification of Robert J. Pallé pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	Interactive data files.	Filed herewith.

Exhibits 10.1 and 10.3-10.23 represent management contracts or compensation plans or arrangements.

(c)	Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the applicable instructions or are inapplicable and therefore have been omitted.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blonder Tongue Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2005.

New York, NY

April 2, 2018

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash	$168	$468
Accounts receivable, net of allowance for doubtful accounts of $180 as of December 31, 2017 and 2016, respectively	2,621	2,273
Inventories	5,496	5,064
Prepaid benefit costs	314	-
Prepaid and other current assets	351	275
Total current assets	8,950	8,080
Inventories, net non-current	850	991
Property, plant and equipment, net	3,106	3,279
License agreements, net	29	117
Intangible assets, net	1,441	1,612
Goodwill	493	493
Other assets, net	305	428
	$15,174	$15,000
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,487	$2,120
Current portion of long-term debt	249	228
Accounts payable	700	1,390
Derivative liability	-	260
Accrued compensation	307	320
Accrued benefit pension liability	-	101
Income taxes payable	22	15
Other accrued expenses	174	182
Total current liabilities	3,939	4,616

Subordinated convertible debt with related parties	624	376
Long-term debt, net of current portion	3,094	3,335
Deferred income taxes	104	139
Total liabilities	7,761	8,466
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding as of December 31, 2017 and 2016, respectively	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued, 8,211 and 8,122 shares outstanding as of December 31, 2017 and 2016, respectively	8	8
Paid-in capital	26,920	26,132
Accumulated deficit	(17,821)	(17,179)
Accumulated other comprehensive loss	(854)	(1,278)
Treasury stock, at cost, 253 and 342 shares as of December 31, 2017 and 2016, respectively	(840)	(1,149)
Total stockholders’ equity	7,413	6,534
	$15,174	$15,000

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Years ended December 31
	2017	2016

Net sales	$23,283	$22,506
Cost of goods sold	14,347	14,149
Gross profit	8,936	8,357
Operating expenses:
Selling expenses	2,492	2,459
General and administrative	3,529	3,828
Research and development	2,452	2,741
	8,473	9,028
Earnings (loss) from operations	463	(671)

Other expense:
Interest expense, net	(723)	(412)
Change in derivative liability	(142)	(83)
	(865)	(495)
Loss before income taxes	(402)	(1,166)
Provision (benefit) for income taxes	(18)	29
Net loss	$(384)	$(1,195)
Net loss per share, basic and diluted	$(0.05)	$(0.16)
Weighted average shares outstanding, basic and diluted	8,189	7,413
Statements of Comprehensive Income (Loss)
Net loss	$(384)	$(1,195)
Changes in accumulated unrealized pension losses, net of taxes	424	(110)
Comprehensive income (loss)	$40	$(1,305)

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance at January 1, 2016	8,465	$8	$26,361	$(12,198)	$(1,168)	$(5,634)	$7,369
Net loss	-	-	-	(1,195)	-	-	(1,195)
Recognized pension loss, net of taxes	-	-	-	-	(110)	-	(110)
Issuance of stock awards from treasury stock for restricted stock and directors fees	-	-	(438)	(3,786)	-	4,485	261
Stock-based Compensation	-	-	209	-	-	-	209
Balance at December 31, 2016	8,465	8	26,132	(17,179)	(1,278)	(1,149)	6,534
Net loss	-	-	-	(384)	-	-	(384)
Recognized pension gain, net of taxes	-	-	-	-	424	-	424
Issuance of stock awards from treasury stock for directors fees	-	-		(258)	-	309	51
Modification of subordinated convertible debt	-	-	402	-	-	-	402
Stock-based Compensation	-	-	386	-	-	-	386
Balance at December 31, 2017	8,465	$8	$26,920	$(17,821)	$(854)	$(840)	$7,413

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(384)	$(1,195)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	321	440
Amortization	321	532
Stock-based compensation expense	386	209
(Reversal of) provision for inventory reserves	(49)	128
Non cash pension expense (income)	9	(63)
Deferred income taxes	(35)	10
Amortization of loan fees	144	-
Non cash interest expense	248	53
Equity based directors’ fees	51	261
Change in derivative liability	142	83
Changes in operating assets and liabilities:
Accounts receivable	(348)	159
Inventories	(242)	856
Prepaid and other current assets	(76)	2
Other assets	(21)	(311)
Income taxes payable	7	9
Accounts payable, accrued expenses and accrued compensation	(711)	(402)
Net cash (used in) provided by operating activities	(237)	771
Cash Flows From Investing Activities:
Capital expenditures	(138)	(37)
Acquisition of licenses	(62)	(19)
Net cash used in investing activities	(200)	(56)
Cash Flows From Financing Activities:
Net borrowings (repayment) on line of credit	367	(544)
Repayments of debt	(230)	(3,612)
Borrowings of debt	-	3,500
Borrowings from related parties	-	400
Net cash provided by (used in) financing activities	137	(256)
Net (decrease) increase in cash	(300)	459
Cash, beginning of year	468	9
Cash, end of year	$168	$468
Supplemental Cash Flow Information:
Cash paid for interest	$300	$375
Cash paid for income taxes	$-	$-
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$10	$61

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 - Summary of Significant Accounting Policies

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

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2017 and 2016. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the creditworthiness of the financial institutions and evaluates its credit exposure.

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

The Company accounts for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) ASC 350 Intangibles - Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

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

The Company’s business includes one goodwill reporting unit. The Company annually reviews goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of the net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired. The Company performed its annual goodwill impairment test on December 31, 2017. Based upon its qualitative assessment, the Company determined that goodwill was not impaired .

The Company considers its trade name to have an indefinite life and in accordance with ASC 350, will not be amortized and will be reviewed annually for impairment.

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2017 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$808	$557
Proprietary technology	349	206	143
Non-compete agreements	248	248	-
Amortized intangible assets	1,962	1,262	700
Non-Amortized Trade name	741	-	741
Total	$2,703	$1,262	$1,441

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2016 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$671	$694
Proprietary technology	349	172	177
Non-compete agreements	248	248	-
Amortized intangible assets	1,962	1,091	871
Non-Amortized Trade name	741	-	741
Total	$2,703	$1,091	$1,612

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Amortization is computed utilizing the straight-line method over the estimated useful lives of 10 years for customer relationships, 10 years for proprietary technology, and 3 years for non-compete agreements. Amortization expense for intangible assets was $171 for both years ended December 31, 2017 and 2016, respectively. Intangible asset amortization is projected to be approximately $171 per year in 2018, 2019, 2020 and 2021, $14 in 2022 and $2 thereafter, respectively.

(g)	Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2017 and 2016.

(h)	Embedded Derivative Liability

The Company accounted for the derivative liability embedded in subordinated convertible debt with related parties in accordance with the provisions of ASC Topic 815 “Derivatives and Hedging”. Based upon the provisions of ASC Topic 815, an embedded derivative shall be separated from the host contract and accounted for as a derivative instrument if all of the following criteria are met: (i) the economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract; (ii) the hybrid instrument is not measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur; and (iii) a separate instrument with the same terms as the embedded derivative would, pursuant to Section 815-10-15, be a derivative instrument subject to the requirements of this Subtopic.

(i)	Treasury Stock

Treasury Stock is recorded at cost. Gains and losses on subsequent reissuance are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings. During 2017 and 2016, 92 shares and 1,358 shares, respectively of common stock were reissued from treasury.

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

At December 31, 2017, approximately 28% of the Company’s employees were covered by a collective bargaining agreement, that is scheduled to expire in February 2019.

The Company’s analog video headend products accounted for approximately 8% and 10% of the Company’s revenues in the years ended December 31, 2017 and 2016, respectively. The Company’s digital video headend products accounted for approximately 41% and 52% of the Company’s revenues in the years ended December 31, 2017 and 2016, respectively. Any substantial decrease in sales of analog video headend products without a related increase in digital video headend products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(k)	Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. Royalty expense was $77 and $150 for the years ended December 31, 2017 and 2016, respectively. The Company amortizes license fees over the life of the relevant contract.

The components of intangible assets consisting of license agreements that are carried at cost less accumulated amortization are as follows:

	December 31,
	2017	2016

License agreements	$5,985	$5,923
Accumulated amortization	(5,956)	(5,806)
	$29	$117

Amortization of license fees is computed utilizing the straight-line method over the estimated useful life of 1 to 2 years. Amortization expense for license fees was $150 and $361 in the years ended December 31, 2017 and 2016, respectively. Amortization expense for license fees is projected to be approximately $29 in the year ending December 31, 2018.

(l)	Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2017 and 2016 and cumulative translation gains and losses as of December 31, 2017 and 2016 were not material.

(m)	Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

(n)	Revenue Recognition

The Company records revenues when products are shipped and the amount of revenue is determinable and collection is reasonably assured. Customers do not have a right of return. The Company provides a three year warranty on most products. Warranty expense was de minimis in the two years ended December 31, 2017.

(o)	Stock-based compensation

The Company computes stock-based compensation in accordance with authoritative guidance. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of its stock options. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. Forfeitures are recorded when they occur.

As a result, if other assumptions had been used, stock-based compensation cost, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if the Company uses different assumptions on future grants, stock-based compensation cost could be materially affected in future periods.

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

Earnings (loss) per share are calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of potential issuances of common shares. The diluted share base excludes incremental shares related to stock options and convertible debt of 1,256 and 1,156 and 1,670 and 1,026 for the year ended December 31, 2017 and 2016, respectively. These shares were excluded due to their antidilutive effect.

(r)	Other Comprehensive Income (loss)

Comprehensive income (loss) is a measure of income which includes both net loss and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into the statement of operations and principally consists of unrecognized pension losses net of taxes. Accumulated other comprehensive loss is separately presented on the Company's consolidated balance sheet as part of stockholders’ equity.

(s)	Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment to or disclosure in the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(t)	Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which finalizes its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10 Identifying Performance Obligations and Licensing, which finalizes its amendments to the guidance in the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, which finalizes its amendments to the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which continues the FASB's ongoing project to issue technical corrections and improvements to clarify the codification or correct unintended applications of guidance. The amendments are intended to make the guidance more operable and lead to more consistent application. The amendments have the same effective date and transition requirements as the new revenue recognition standard. In September 2017, the FASB Issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2014-09. Overall, ASU No. 2014-09, as amended, provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. The Company has adopted Topic 606 as of January 1, 2018 and the Company has concluded that it will utilize the modified retrospective method of adoption. The Company has reviewed its 2017 revenue under both Topic 605 and Topic 606 and does not believe that there will be a material impact in the accounting treatment under each Topic. While the Company will provide expanded disclosures as a result of ASU No. 2014-09, this standard is not expected to have a material impact on its results of operations and financial condition.

In February 2016, the FASB ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance and most recently issued ASU 2017-13 “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has adopted this update as of January 1, 2018 and the adoption will not have a material impact on its financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet adopted this update and currently evaluating the effect this new standard will have on its financial condition and results of operations.

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

In July 2017, the FASB issued a two-part ASU, ASU No. 2017-11, “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I “Accounting for Certain Financial Instruments With Down Round Features” and II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Execution.” The ASU Part I changes the classification analysis of certain equity –linked financial instruments with down round features and the related disclosures. Part II of the amendment re-characterizes the indefinite deferral of certain provisions of Topic 480 and does not have an accounting effect. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial position and results of operations.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements due the presence of a full valuation allowance. However, the Company is in the process of evaluating the impact of this new guidance on the Company's consolidated financial statements and disclosures.

Note 2 – Inventories

Inventories, net of reserves, are summarized as follows:

	December 31,
	2017	2016
Raw materials	$3,535	$4,001
Work in process	1,792	1,860
Finished goods	3,625	4,143
	8,952	10,004
Less current inventory	(5,496)	(5,064)
	3,456	4,940
Less reserve for slow moving and excess inventory	(2,606)	(3,949)
	$850	$991

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 3 – Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2017	2016
Land	$1,000	$1,000
Building	3,361	3,361
Machinery and equipment	10,530	10,461
Furniture and fixtures	437	432
Office equipment	2,439	2,377
Building improvements	1,433	1,421
	19,200	19,052
Less: Accumulated depreciation and amortization	(16,094)	(15,773)
	$3,106	$3,279

Depreciation expense amounted to approximately $321 and $440 during the years ended December 31, 2017 and 2016, respectively.

Note 4 – Debt

On December 28, 2016, the Company entered into a Loan and Security Agreement (the “Sterling Agreement”) with Sterling National Bank (“Sterling”). The Sterling Agreement provides the Company with a credit facility in an aggregate amount of $8,500 (the “Sterling Facility”) consisting of a $5,000 asset-based revolving line of credit (the “Revolver”) and a $3,500 amortizing term loan (the “Term Loan”). The Sterling Facility matures in December 2019. Interest on the Revolver is variable, based upon the 30-day LIBOR rate (1.56% at December 31, 2017) plus a margin of 4.00%. Interest on the Term Loan also is variable, based upon the 30-day LIBOR rate (1.56% at December 31, 2017) plus a margin of 4.50%. The Term Loan will amortize at the rate of $19 per month. On March 30, 2017, the Company and Sterling entered into a certain First Amendment to Loan and Security Agreement (the “First Amendment”), pursuant to which, among other things, the parties amended the definitions of certain items used in the calculation of the fixed charge coverage ratio, deferred the first measurement period of the financial covenants contemplated by the Sterling Agreement, from December 31, 2016 to January 31, 2017, and modified certain terms relating to permitted investments by the Company. The outstanding balances under the Revolver were $2,487 and $2,120 at December 31, 2017 and 2016, respectively. All outstanding indebtedness under the Sterling Agreement is secured by all of the assets of the Company and its subsidiaries.

A portion of the proceeds received by the Company were used to repay all amounts outstanding under the Company’s former Revolving Credit, Term Loan and Security Agreement with Santander Bank, N.A., which was terminated on December 28, 2016.

The Sterling Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, encumbrances on the Company’s assets, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the sale or other disposition of the Company’s assets. In addition, the Company must maintain (i) a fixed charge coverage ratio of not less than 1.1 to 1.0 for any fiscal month (determined as of the last day of each fiscal month on a rolling twelve-month basis, as calculated for the Company and its consolidated subsidiaries) and (ii) a leverage ratio of not more than 2.0 to 1.0 for any fiscal month (determined as of the last day of each fiscal month, as calculated for the Company and its consolidated subsidiaries). By virtue of the First Amendment, compliance with the foregoing financial covenants was tested commencing as of January 31, 2017. At December 31, 2017, the Company was in compliance with all financial covenants.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Long-term debt consists of the following:

	December 31,
	2017	2016
Term loan	$3,286	$3,500
Capital leases (Note 7)	57	63
	3,343	3,563
Less: Current portion	(249)	(228)
	$3,094	$3,335

Annual maturities of long term debt at December 31, 2017 are $249 in 2018, $3,069 in 2019, $15 in 2020 and $10 in 2021.

Note 5 – Subordinated Convertible Debt with Related Parties

On March 28, 2016, the Company and its wholly-owned subsidiary, R.L. Drake Holdings, LLC (“Drake”), as borrowers and Robert J. Pallé, as agent (in such capacity “Agent”) and as a lender, together with Carol M. Pallé, Steven Shea and James H. Williams as lenders (collectively, the “Subordinated Lenders”) entered into a certain Amended and Restated Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the Subordinated Lenders agreed to provide the Company with a delayed draw term loan facility of up to $750 (“Subordinated Loan Facility”), under which individual advances in amounts not less than $50 may be drawn by the Company. Interest on the outstanding balance under the Subordinated Loan Facility from time to time, accrues at 12% per annum (subject to increase under certain circumstances) and is payable monthly in-kind by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest. The Subordinated Lenders have the option of converting the principal balance of the loan, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price of $0.54 per share (subject to adjustment under certain circumstances). This conversion right was subject to stockholder approval as required by the rules of the NYSE American (formerly the NYSE MKT), which approval was obtained on May 24, 2016 at the Company’s annual meeting of stockholders. The obligations of the Company and Drake under the Subordinated Loan Agreement are secured by substantially all of the Company’s and Drake’s assets, including by a mortgage against the Old Bridge

Facility (the “Subordinated Mortgage”). In connection with the Subordinated Loan Agreement, the Company, Drake, the Subordinated Lenders and Sterling entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Subordinated Lenders under the Subordinated Loan Agreement and the Subordinated Mortgage are subordinate to the rights of Sterling under the Sterling Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of Sterling.

As of December 31, 2017 and 2016, the Subordinated Lenders advanced $500 to the Company. In addition, $71 and $53 of PIK interest was accrued in the years ended December 31, 2017 and 2016, respectively. The Company evaluated the conversion option embedded in the Subordinated Loan Agreement issued in December 2016 in accordance with the provisions of ASC Topic 815, Derivatives and Hedging, and determined that the conversion option had all of the characteristics of a derivative in its entirety and did not qualify for an exception to the derivative accounting rules. Specifically, prior to the adoption of the First Sub-Debt Amendment (as defined below), pursuant to Section 4.4(e)(ii) of the Subordinated Debt Agreement, the exercise price of the conversion option entitled the Subordinated Lenders to an adjustment of the exercise price in the event that the Company subsequently issued equity securities or equity linked securities at prices more favorable to a new investor than the exercise price of the conversion option embedded in the Subordinated Loan Agreement (the “Price Protection Provision”). Accordingly, the conversion option was not indexed to the Company’s own stock. Due to the derivative treatment of the conversion option, the Company recorded $260 derivative liability at December 31, 2016. The change in the fair value of the derivative liability and accretion of the debt discount included in the statement of operations was $83 in the year ended December 31, 2016.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

On March 21, 2017, the Company, Drake, and the Subordinated Lenders entered into a certain First Amendment to Amended and Restated Convertible Loan and Security Agreement (the “First Sub-Debt Amendment”), pursuant to which the Subordinated Loan Agreement was amended to eliminate the Price Protection Provision, effective as of such date. The First Sub-Debt Amendment also eliminated certain defined terms related to the Price Protection Provision. As a result of the First Sub-Debt Amendment, during the first quarter of 2017, the Company recorded a change in the derivative liability (expense) of $142, the fair value of the liability at the date of the modification and reclassified the aggregate value of the derivative liability at the date of modification in the amount of $402 to additional paid-in capital. In addition, during the years ended December 31, 2017 and 2016, the Company incurred interest of $248 and $53, respectively, related to these loans. The Company computed the fair value of the derivative liability at the date of modification using the Black-Scholes Model, which approximates a binomial lattice model with the following assumptions: stock price of $0.65, conversion price of $0.54, volatility of 104%, expected term of two years, risk free rate of 1.30% and dividend yield 0%.

Note 6 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, and office equipment under non-cancellable operating leases and equipment under capital leases expiring at various dates through July, 2022.

Future minimum rental payments, required for all non-cancellable leases are as follows:

	Capital	Operating
2018	$20	$133
2019	19	101
2020	17	74
2021	10	47
2022	-	2
Thereafter	-	-
Total future minimum lease payments	66	$357
Less: amounts representing interest	(9)
Present value of minimum lease payments	$57

Property, plant and equipment included capitalized leases of $86 and $66 at December 31, 2017 and 2016, less accumulated amortization of $23 and $6 at December 31, 2017 and 2016, respectively.

Rent expense was $199 and $206 for the years ended December 31, 2017 and 2016, respectively.

Litigation

The Company  from time to time is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 7 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $157 and $151, for the years ended December 31, 2017 and 2016, respectively.

Defined Benefit Pension Plan

Substantially all union employees who met certain requirements of age, length of service and hours worked per year were covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service.

On August 1, 2006, the plan was frozen. The defined benefit pension plan is closed to new entrants and existing participants do not accrue any additional benefits. The Company complies with minimum funding requirements. The total expense (credit) for this plan was $9 in 2017 and $(63) in 2016, respectively.

The Company recognizes the funded status of its defined benefit pension plan measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the Consolidated Balance Sheets. As of December 31, 2017 and 2016, the funded status related to the defined benefit pension plan was overfunded (underfunded) by $314 and $(101), respectively, and is recorded in current assets (current liabilities).

Note 8 – Related Party Transactions

On March 28, 2016, the Company’s current Chief Executive Officer and his wife, together with two of the Company’s independent directors, as lenders, and the Company and Drake, as borrowers, entered into the Subordinated Loan Agreement pursuant to which they agreed to provide the Company with the Subordinated Loan Facility in an amount up to $750, all as more fully described in Note 5, above.

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the years ended December 31, 2017 and 2016, this law firm billed the Company approximately $358 and $532, respectively for legal services provided by this firm. Included in accounts payable on the accompanying balance sheets at December 31, 2017 and 2016, is approximately $25 and $40, respectively, owed to this law firm.

Note 9 – Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.

Credit risk with respect to trade accounts receivable was concentrated with five and three of the Company’s customers in 2017 and 2016, respectively. These customers accounted for approximately 74% and 41% of the Company’s outstanding trade accounts receivable at December 31, 2017 and 2016, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

During the year ended December 31, 2017, one customer represented approximately 34% and one customer represented approximately 13% of the Company’s net sales. During the year ended December 31, 2016, one customer represented approximately 17% and one customer represented approximately 15% of the Company’s net sales. At December 31, 2017, one customer represented approximately 26%, one customer represented approximately 19% and two customers each represented approximately 10% of the Company’s net accounts receivable. At December 31, 2016, one customer represented approximately 19%, one customer represented approximately 12% and one customer represented approximately 10% of the Company’s net accounts receivable. The Company had sales outside the United States of approximately 7% and 3% in the years ended December 31, 2017 and 2016, respectively.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 10 – Stock Repurchase Program

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”). The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2017, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. During 2017 and 2016, the Company did not purchase any of its Common Stock under the 2002 Program or 2007 Program.

Note 11 – Executive Stock Purchase Plan

On June 16, 2014, the Company’s Board of Directors adopted the Executive Stock Purchase Plan (the “Plan”). The Plan allows executive officers of the Company to elect to purchase common stock of the Company in lieu of receiving a portion of their salary. The maximum number of shares of common stock that can be purchased by all participants, in the aggregate, pursuant to the Plan is 250 shares. The shares will be purchased directly from the Company at the fair market value of the Company’s common stock on the date of purchase (based on selling prices reported on NYSE American), which is the payroll date when the salary is withheld. As of December 31, 2017, approximately 13 shares were purchased under the Plan.

Note 12 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2017 and 2016, there were no outstanding preferred shares.

Note 13 – Equity Incentive Plans

In May 2016, the stockholders of the Company approved the 2016 Employee Equity Incentive Plan (the “2016 Employee Plan”), which authorized the Compensation Committee of the Board of Directors (the “Committee”) to grant a maximum of 1,000 shares of equity based and other performance based awards to executive officers and other key employees of the Company. The term of the 2016 Employee Plan expires on February 4, 2026. The Committee determines the recipients and the terms of the awards granted under the 2016 Employee Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof. In May 2017, the stockholders of the Company approved an amendment to the 2016 Employee Plan to increase the annual individual award limits relating to stock options and stock appreciation rights from 100 to 250 shares of Common Stock.

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

The Company issues performance based stock options to employees. The Company estimates the fair value of performance stock option awards using the Black-Scholes-Merton option pricing model. Compensation expense for stock option awards is amortized on a straight-line basis over the awards’ vesting period.

The expected term of the stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical volatilities of the Company. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company does not estimate forfeitures based on historical experience but rather reduces compensation expense when they occur.

The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years ended December 31,
	2017	2016
Fair value of the company’s common stock on date of grant	$0.54	$0.62
Expected term	6.5 years	6.5 years
Risk free interest rate	2.02%	0.74%
Dividend yield	0.00%	0.00%
Volatility	79.0%	51.0%
Fair value of options granted	$0.38	$0.01

The following table summarizes total stock-based compensation costs recognized for the years ended December 31, 2017 and 2016:

	Years ended December 31,
	2017	2016
Cost of goods sold	$34	$31
Selling expenses	33	30
General and administrative	274	113
Research and development	45	35
Total	$386	$209

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table summarizes information about stock-based awards outstanding under the various plans for the year ended December 31, 2017:

Plan	Stock Options	Restricted Stock	Total
2016 Employee Plan	213	-	213
2016 Director Plan	60	60	120
2005 Employee Plan	1,652	321	1,973
2005 Director Plan	368	-	368
	2,293	381	2,674
Stock-based awards available for grant as of December 31, 2017			1,099

Stock options award activity for the year ended December 31, 2017 is as follows:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,817	$1.04
Options granted	657	0.55
Options exercised	-	-
Options forfeited	-	-
Options expired	(181)	1.88
Outstanding at December 31, 2017	2,293	$0.84	6.6	$104
Exercisable at December 31, 2017	1,303	$1.08	4.8	$14

The aggregate intrinsic value of stock options is calculated as the difference between exercise price of the underlying stock options and the fair value of the Company’s common stock or $0.61 per share at December 31, 2017.

Restricted stock award activity is as follows:

	Number of shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards outstanding at January 1, 2017	837	$0.63
Restricted stock awards granted	60	0.55
Restricted stock awards vested	(477)	0.62
Restricted stock awards forfeited	(39)	0.57
Unvested restricted stock awards outstanding at December 31, 2017	381	$0.64

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The Company does not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock (or reduces the amount of treasury stock) upon exercise of stock options or release of restricted stock awards.

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

Note 14 - Income Taxes

On December 22, 2017, the 2017 Tax Cut and Jobs Act (the “Act”) was enacted into law and the new legislation contains several key tax provisions, including a one-time mandatory transition tax on undistributed foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, re-measuring its U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of its deferred tax assets and liabilities. The onetime transition tax does not apply to the Company as it does not have any undistributed foreign earnings. The provisional amount related to the re-measurement of its net deferred tax balance is a reduction of approximately $4,100 with an offsetting adjustment to the valuation allowance, resulting in a benefit of $18 recorded in provision (benefit) for income taxes on the accompanying consolidated statements of operations and comprehensive income (loss).

On December 22, 2017, the SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of ASC Topic 740 in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act.  The Company is complete with its accounting for the effects of the Act, however, as additional guidance and interpretation may be issued by the U.S. Treasury Department, the IRS and other standard setting bodies, the Company may be required to make adjustment to the above provisional amount in 2018.

The following summarizes the provision (benefit) for income taxes for the years ended December 31, 2017 and 2016:

	2017	2016
Current:
Federal	$-	$-
State and local	17	19
	17	19
Deferred:
Federal	4,086	(332)
State and local	(10)	1,004
	4,076	672
Valuation allowance	4,111	(662)
Provision for income taxes	$(18)	$29

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following for the years ended December 31, 2017 and 2016:

	2017	2016
Provision (benefit) for Federal income taxes at the statutory rate	$(137)	$(396)
State and local income taxes, net of Federal benefit	10	12
Permanent differences:
Other	147	66
Deferred tax asset true-up	-	1,007
Change in valuation allowance	(4,111)	(662)
Rate differential	4,078	-
Other	(5)	2
Provision (benefit) for income taxes	$(18)	$29

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$38	$62
Inventories	746	1,673
Intangible	105	154
Share based compensation	70	68
Net operating loss carry forward	5,874	9,032
Other	1	2
Total deferred tax assets	6,834	10,991
Deferred tax liabilities:
Depreciation	(44)	(77)
Intangible	(4)	(7)
Pension liability	(12)	(22)
Indefinite life intangibles	(104)	(139)
Total deferred tax liabilities	(164)	(245)
	6,670	10,746
Valuation allowance	(6,774)	(10,885)
Net	$(104)	$(139)

For the year ended December 31, 2017, the Company had approximately $27,728 and $15,027 of federal and state net operating loss carryovers ("NOL"), respectively, which begin to expire in 2022.

The change in the valuation allowance for the years ended December 31, 2017 and December 31, 2016 was $(4,111) and $(662), respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The deferred tax liability related to indefinite life intangible assets cannot be used in this determination. Therefore, the deferred tax liability related to indefinite life intangibles acquired in 2012 cannot be considered when determining the ultimate realization of deferred tax assets. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence. The significant negative evidence includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2017, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

The Company had no change in its liability for uncertain tax position during 2017 and no liabilities for uncertain tax positions as of December 31, 2017. ASC 740 discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties incurred in connection with income taxes as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2017 and 2016.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: April 2, 2018	By:	/s/ Robert J. Pallé
Robert J. Pallé
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Pallé	Director, Chief Executive Officer, President and Secretary	April 2, 2018
Robert J. Pallé	(Principal Executive Officer)

/s/ Eric Skolnik	Senior Vice President and Chief Financial Officer (Principal	April 2, 2018
Eric Skolnik	Financial Officer and Principal Accounting Officer)

/s/ Anthony Bruno	Director	April 2, 2018
Anthony Bruno

/s/ James F. Williams	Director	April 2, 2018
James F. Williams

/s/ Charles E. Dietz	Director	April 2, 2018
Charles E. Dietz

/s/ Gary P. Scharmett	Director	April 2, 2018
Gary P. Scharmett

/s/ Steven L. Shea	Director	April 2, 2018
Steven L. Shea

/s/ James H. Williams	Director	April 2, 2018
James H. Williams

/s/ Stephen K. Necessary	Director	April 2, 2018
Stephen K. Necessary

