Form 10-K/A
period 2017-12-31
BLONDER TONGUE LABORATORIES INC
filed 2018-04-30
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017: $2,542,581

Number of shares of common stock, par value $.001, outstanding as of March 15, 2018: 8,210,743

Documents incorporated by reference:

None.

EXPLANATORY NOTE

Blonder Tongue Laboratories, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if the definitive proxy statement is filed no later than 120 days after the Company’s fiscal year ended December 31, 2017. The Company is filing this Amendment No. 1 to include the Part III information in its Form 10-K because now it does not intend to file a definitive proxy statement within 120 days of its fiscal year ended December 31, 2017.

As required by Rule 12b-15 under Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, the Exhibit Index in Item 15 of Part IV of the Original Filing is hereby amended to reference currently-dated certificates of the Company’s principal executive officer and principal financial officer as exhibits to this Amendment No. 1. As required by applicable SEC rules, the Company is including as exhibits to this this Amendment No. 1 new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing.

Forward-Looking Statements

In addition to historical information, this Annual Report, contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Exchange Act provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed in the sections of the Original Filing entitled Item 1 - Business, Item 1A - Risk Factors, Item 3 - Legal Proceedings and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as may be required under applicable law. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Composition; Executive Officers

The Company’s Restated Certificate of Incorporation provides that our Board of Directors be divided into three classes, as nearly equal in number as practicable, with the total number of Directors to be fixed from time to time by or pursuant to our bylaws. The Company’s Amended and Restated Bylaws provide that the number of directors constituting the Board shall not be fewer than five nor more than eleven, with the number fixed by resolution of the Board. The number of directors currently authorized is eight.

Set forth below is a brief summary of the recent business experience and background of each of our Directors and our executive officers. The Board believes that each Director possesses the qualities and experience that Directors should possess, as such criteria for Board membership has been established by the Board through its Nominating Committee. Also included below is information about each Director’s specific experience, qualifications, attributes or skills that led the Board to conclude that he should serve as a Director. As reflected, the Nominating Committee seeks out, and the Board is comprised of, individuals with diverse professional backgrounds, experiences and skills.

Board of Directors

Anthony J. Bruno, 77, has been one of our Directors since February 1, 2008. Since 2007, Mr. Bruno has been a financial consultant providing corporate acquisition advisory services to various companies located in the United States. Prior to 2007, Mr. Bruno was the Vice-President of Finance for 18 years for Besam Entrance Solutions, the United States subsidiary of ASSA ABLOY Entrance Systems, a Swedish Company, managing all aspects of its financial activities in North America. Mr. Bruno also previously served as the Company’s Vice President of Finance from 1981 to 1989.

The Board concluded that Mr. Bruno should serve as a Director due to his significant executive management experience with a large, multi-national corporation and his expertise in finance and auditing matters, including financial reporting and corporate acquisitions.

Mr. Bruno serves as a Class I director, with a term expiring at the Company’s annual meeting of stockholders in 2020.

Charles E. Dietz, 70, has been one of our Directors since September 2011. Since 2008, Mr. Dietz has been an independent cable industry consultant to various clients within the cable industry. Prior to 2008, Mr. Dietz was Senior Vice President of Engineering for 12 years at Insight Communications, a multiple systems operator, and from 2001 to 2008 served as Insight Communications’ Chief Technical Officer. Mr. Dietz was responsible for all technical aspects of Insight Communications’ operations, including technology development and implementation, system construction and maintenance, purchasing, and technical regulatory compliance. Mr. Dietz has been a member of the Society of Cable Telecommunications Engineers since 1978, and a member of Cable TV Pioneers since 2010.

The Board concluded that Mr. Dietz should serve as a Director due to his extensive industry knowledge and executive and technical experience in the cable television and communications industry, including the analysis, evaluation, purchase, use and deployment of products, equipment and technology substantially similar to Blonder’s. Accordingly, Mr. Dietz brings valuable insight to our customer and vendor relationships and strong relationships with the cable industry to the Board.

Mr. Dietz serves as a Class III director, with a term expiring at the Company’s annual meeting of stockholders in 2019.

Stephen K. Necessary, 61, has been one of our Directors since January 2018. From 2015 until December 2017, Mr. Necessary served as Executive Vice President, Product Development and Management at Cox Communications, Inc. ("Cox Communications"), where he directed new development and lifecycle management for all products across residential and business portfolios that generated over $11 billion in revenue in 2017. Mr. Necessary retired from that position at the end of 2017 and currently maintains a continuing relationship with the company on a part-time consulting basis. From 2005 to 2015, Mr. Necessary served as Vice President, Video Product Development and Management at Cox Communications.

The Board concluded that Mr. Necessary should serve as a Director due to his extensive industry knowledge and executive and technical experience in the cable television and communications industry, including his management experience in directing product development and lifecycle management. Through his career-long experience in the industry served by the company, Mr. Necessary brings valuable insight to the Board regarding customer needs, product development and relationships with the our key customer base.

Mr. Necessary serves as a Class I director, with a term expiring at the Company’s annual meeting of stockholders in 2020.

Robert J. Pallé, 72, has been one of our Directors since September, 1993, and has served as our President since May, 2003 and our Chief Executive Officer since May, 2015. Prior to that, Mr. Pallé served as our Chief Operating Officer and Secretary since April, 1989, our Executive Vice President from April, 1989 until May, 2003 and as our Interim Treasurer from March through April, 2001.

The Board concluded that Mr. Pallé should serve as a Director due to his extensive business and management experience with us in various senior management positions and his in-depth knowledge of our products, lines of business, long-term strategies, challenges and opportunities. Mr. Pallé brings a broad perspective to the Board’s deliberations due to his position as our Chief Executive Officer.

Mr. Pallé serves as a Class II director, with a term expiring at the Company’s annual meeting of stockholders in 2018.

Gary P. Scharmett, 62, has been one of our Directors since December, 1997. Since January, 1989, Mr. Scharmett has been a partner in the law firm of Stradley Ronon Stevens & Young, LLP, our outside counsel, and served on the Board of Directors of that firm from January, 2001 until December, 2003. He presently serves as the Co-Chair of that firm’s Finance & Restructuring Practice Group. Mr. Scharmett is a past President, and currently a member of the Board of Directors of The Association of Commercial Finance Attorneys, Inc., and a member of the Board of Directors of the Philadelphia Chapter of the Turnaround Management Association.

The Board concluded that Mr. Scharmett should serve as a Director due to the important experience, judgment and perspective he brings to the Board based upon his thirty-plus years of experience as a corporate attorney representing a diverse range of companies on complex matters, including financing, regulatory and corporate governance matters. In addition, having served as our principal legal advisor since 1989, Mr. Scharmett has a unique understanding of our business and the industry in which we operate and compete.

Mr. Scharmett serves as a Class II director, with a term expiring at the Company’s annual meeting of stockholders in 2018.

Steven L. Shea, 59, has been one of our Directors since September, 2009 and was appointed to serve as the Chairman of the Board in May 2015. Mr. Shea has more than twenty-five years of investment banking experience. From November 2013 until February 2017, Mr. Shea served as Special Advisor to Tufton Capital Management, LLC, an SEC registered investment advisor (formerly known as Hardesty Capital Management, LLC). From November 2013 through May 2015, Mr. Shea also served as Chairman of the Executive Committee of Hardesty Capital Management, LLC. From January, 2011 until November, 2013, he served as President of Hardesty Capital Management, LLC and Hardesty Capital Corporation, which provide investment advisory services to corporations, institutions and individuals. Prior thereto, Mr. Shea was an Executive Vice President of Ferris, Baker Watts, Inc. (“Ferris Baker”), from 1999 until the sale of such firm in 2008. Mr. Shea also served as the Executive Director of the Capital Markets Division of Ferris Baker and was a member of their Board of Directors and Executive and Strategic Alternative Committees of its Board of Directors. Prior to his position at Ferris Baker, Mr. Shea was a Vice President with Mercantile Safe Deposit and Trust Company from 1989 to 1993, and was a Vice President at Maryland National Bank from 1981 to 1989. Mr. Shea presently serves on the Board of Directors of TradeRiver Finance USA.

The Board concluded that Mr. Shea should serve as a Director due to his extensive financial, merchant banking, capital markets and executive management experience gained as an investment banker, including his knowledge of growth strategies, acquisition analysis and shareholder relations. He also has an in-depth familiarity with the technology and manufacturing sectors, along with experience as a director of other corporations.

Mr. Shea serves as a Class I director, with a term expiring at the Company’s annual meeting of stockholders in 2020.

James F. Williams, 60, has been one of our Directors since September, 1993. Since June 1999, he has served as the Chief Financial Officer and a Director of OSC Holding, Inc. and its subsidiaries, which provide demolition, environmental and civil contracting services primarily in the United States and Canada. From July, 2007 through February 2013, Mr. Williams served as a Director, Managing Member and Vice President of Buffalo City Center Leasing, LLC, which, was a lessor of electronic equipment. Mr. Williams presently serves on the Board of Directors of Affinity Insurance Ltd. and on the Board of Governors of the Park Country Club of Buffalo. Mr. Williams is the nephew of James H. Williams, one of our Directors.

The Board concluded that Mr. Williams should serve as a Director due to his strong experience in strategic planning, leadership, finance and executive management with various organizations. As a Director for over twenty years, Mr. Williams also provides perspective, institutional knowledge and a deep understanding of our business.

Mr. Williams serves as a Class III director, with a term expiring at the Company’s annual meeting of stockholders in 2019.

James H. Williams, 86, has been one of our directors since February 2015. He was also a Director of Blonder from November, 1988 to May 2006, and served as our Chairman of the Board from November, 1988 until November, 1994. From 1995 to 2014, Mr. Williams served as a consultant to us under a written agreement, which agreement was terminated as of December 31, 2014. Mr. Williams is the uncle of James F. Williams, one of our Directors.

The Board concluded that Mr. Williams should serve as a Director due to his in-depth knowledge and understanding of our business, operations and strategies, as well as bringing an important historical perspective of our Company to the Board’s deliberations. Through Mr. Williams’ years of experience as an entrepreneur and investor in many diverse businesses, he contributes a common sense approach to our Board discussions and deliberations on strategic and business matters.

Mr. Williams serves as a Class III director, with a term expiring at the Company’s annual meeting of stockholders in 2019.

Executive Officers

Bruce A. Gureck, 55, has been Executive Vice President and Chief Operating Officer since April 23, 2018. Mr. Gureck served as Chief Technology Officer at Humax from 2016 until he joined the Company, where his responsibilities included defining product direction, developing customer relationships and expansion of that company's presence in existing and new product markets. From 2004 until 2015, Mr. Gureck worked with Pace plc, rising to the level of Chief Product and Strategy Officer, and continued with Arris International plc until 2016, following Arris’ 2015 acquisition of Pace.

Eric S. Skolnik, 53, has been a Senior Vice President since May, 2003 and our Chief Financial Officer, Treasurer and Assistant Secretary since May, 2001. Mr. Skolnik served as our Interim Chief Financial Officer from January, 2001 through April, 2001. He was our Corporate Controller from May, 2000 through January, 2001. From 1994 until May, 2000, Mr. Skolnik worked as a certified public accountant with BDO Seidman, LLP.

Allen Horvath, 66, has been our Vice President-Manufacturing since May, 2003 and is responsible for our manufacturing activities. Mr. Horvath served as our Manufacturing Manager from 1998 until May, 2003. Since 1976, Mr. Horvath has served us in various management positions in the areas of production testing, engineering, quality control and manufacturing.

Nezam Nikoo, 54, has been our Vice President-Engineering, Chief Technical Officer since May 2013 and was our Vice President-Digital Technologies from February, 2009 through May 2013. Mr. Nikoo served as our Chief Digital Engineer from July, 2000 until February, 2009 and as our Senior Design Engineer from 1995 until 2008. From 1988 to 1995, Mr. Nikoo held several positions at Lockheed Martin Corporation, including his final position as Lead Electrical Design Engineer, integrating space shuttle payload experiments.

Jeffrey Smith, 54, has been our Vice President-Sales since May, 2011. Mr. Smith served as our Vice President-North American Sales from October 2007 through May 2011, as our National Director of Sales from December 2006 through October 2007, and as our Director of South Central Regional Sales from January 2006 through December 2006. From February 2002 through May 2005, Mr. Smith worked as Director of Commercial Installations at Dish Network®.

Audit Committee

The Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) under the Exchange Act and Rule 10A-3 promulgated under the Exchange Act. The Audit Committee is currently comprised of Anthony J. Bruno, Charles E. Dietz, Steven L. Shea, and James F. Williams, each of whom is a non-employee Director. Each of the members of the Audit Committee who served during the 2017 fiscal year was independent, as independence for audit committee members is defined by Rule 10A-3 promulgated under the Exchange Act and NYSE American rules. Mr. Bruno serves the Chairman of the Audit Committee. The Audit Committee, among other things:

●	oversees our accounting and financial reporting process and audits of our financial statements;

●	selects, retains or terminates our independent registered public accounting firm;

●	reviews the plans and results of the audit engagement with the independent registered public accounting firm;

●	discusses with the independent registered public accounting firm all necessary accounting policies and practices to be used and alternative treatments of financial information discussed with management;

●	oversees the work of the independent registered public accounting firm;

●	evaluates and pre-approves audit and non-audit services provided by the independent registered public accounting firm;

●	reviews the independence of the independent registered public accounting firm;

●	assures the regular rotation of the audit partners;

●	considers the range of audit and non-audit fees and determines the compensation of the independent registered public accounting firm;

●	reviews financial and earnings information released to the public, analysts and other third parties; and

●	reviews the adequacy of our internal accounting controls.

The Board has determined that a member of the Audit Committee, Anthony J. Bruno, qualifies as an “audit committee financial expert” as defined in Section 407(d)(5)(ii) of Regulation S-K. The Board has adopted a written charter for the Audit Committee. The Audit Committee reviews and reassesses the charter for adequacy on an annual basis. A copy of the Audit Committee Charter is available on the Company’s website at www.blondertongue.com under the “About Us/Investor Relations/Audit Committee Charter” caption.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Directors and executive officers, and persons who are the beneficial owners of more than ten percent of our Common Stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of Common Stock. Such Directors, executive officers and stockholders (collectively, “Reporting Persons”) are additionally required to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us or written representations that no reports were required with respect to fiscal year 2017, we believe that all Section 16(a) filing requirements applicable to Reporting Persons were complied with on a timely basis during 2017.

Code of Ethics

The Company has a Code of Ethics (the “Code”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code is available on our website at www.blondertongue.com. We intend to satisfy the disclosure requirements of Form 8-K with respect to any waivers of or amendments to the Code with respect to certain officers by posting such disclosures on our website at www.blondertongue.com. We may, however, elect to disclose any such amendment or waiver in a Current Report on Form 8-K filed with the SEC in addition to or in lieu of the website disclosure. The information on, or that can be accessed through our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings that we make with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION Executive Officer Compensation

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by our Chief Executive Officer, our Vice President-Sales and our Vice President-Engineering, Chief Technical Officer for services rendered to us in all capacities for the fiscal years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock and Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Robert J. Pallé	2017	$42,000	(2)	$-	$97,430	$22,025	(3)	$161,455
Chief Executive Officer,	2016	1		-	248,500	38,193		286,693
President and Secretary

Jeffrey Smith	2017	221,702		-	14,085	15,261	(4)	251,048
Vice President-Sales	2016	198,828		-	15,500	14,060		228,388

Nezam Nikoo	2017	188,565		-	14,085	14,180	(5)	216,830
Vice President-Engineering,	2016	182,355		-	31,000	13,565		226,920
Chief Technical Officer

(1)	The amounts in the “Stock and Option Awards” column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(2)	Mr. Pallé voluntarily reduced his annual salary to $196,809 effective February 1, 2015 and then reduced his annual salary to $1.00 effective as of April 1, 2015, which reduction continued through 2016.

(3)	The amounts shown in the “All Other Compensation” column for Mr. Pallé include personal use of a company car, professional fees for tax return preparation and in connection with the loan agreement matters discussed in “Certain Relationships and Related Transactions,” our matching contribution to our 401(k) defined contribution plan for the benefit of Mr. Pallé and the dollar value of life insurance premiums paid by us with respect to life insurance for the benefit of Mr. Pallé, including the supplemental life insurance for the benefit of Mr. Pallé as described below under “Compensation Arrangements.”

(4)	The amounts shown in the “All Other Compensation” column for Mr. Smith include personal use of a company car, our matching contribution to our 401(k) defined contribution plan for the benefit of Mr. Smith and the dollar value of life insurance premiums paid by us with respect to life insurance for the benefit of Mr. Smith.

(5)	The amounts shown in the “All Other Compensation” column for Mr. Nikoo include personal use of a company car, our matching contribution to our 401(k) defined contribution plan for the benefit of Mr. Nikoo and the dollar value of life insurance premiums paid by us with respect to life insurance for the benefit of Mr. Nikoo.

Outstanding Equity Awards Table

The following table discloses for each named executive officer all shares of our Common Stock underlying unexercised options as of December 31, 2017.

Outstanding Equity Awards At December 31, 2017

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)
Robert J. Pallé	50,000	-		$1.925	03/23/2021	157,524	96,090
	50,000	-		$1.050	05/17/2022
	50,000	-		$1.000	05/17/2023
	50,000	-		$0.940	05/23/2024
	100,000	-		$0.395	12/10/2025
	50,000	50,000	(2)	$0.620	08/17/2026
	-	62,500	(3)	$0.550	04/04/2027
	-	37,500	(3)	$0.550	04/04/2027
	-	150,000	(4)	$0.560	05/23/2027

Nezam Nikoo	10,000	-		$0.755	11/17/2018	41,666	25,416
	25,000	-		$1.925	03/23/2021
	25,000	-		$1.050	05/17/2022
	25,000	-		$1.000	05/17/2023
	25,000	-		$0.940	05/23/2024
	-	37,500	(3)	$0.550	04/04/2027

Jeffrey Smith	10,000	-		$1.925	03/23/2021	21,665	13,216
	5,000	-		$1.050	05/17/2022
	10,000	-		$1.000	05/17/2023
	15,000	-		$0.940	05/23/2024
	-	37,500	(4)	$0.550	04/04/2027

(1)	All option awards were made under the 2005 Employee Plan, as amended, or the 2016 Employee Plan.

(2)	This option vests in two equal installments on August 17, 2017 and 2018, subject to continued employment with Blonder.

(3)	This option vests in three equal installments on April 4, 2018, 2019 and 2020, subject to continued employment with Blonder.

(4)	This option vests in three equal installments on May 23, 2018, 2019 and 2020, subject to continued employment with Blonder.

Compensation Arrangements

Other than our current standard employee severance policy applicable to all salaried employees, which entitles them, upon involuntary termination without cause, to one week of pay for each year of service up to a maximum of six weeks of pay, we have no employment, severance or change-of-control agreements with any of our named executive officers, each of whom is employed by us on an at-will basis. Our named executive officers serve at the will of the Board, which enables us to terminate their employment with discretion as to the terms of any severance arrangement beyond our current standard policy.

We maintain group term life insurance for our employees, including our named executive officers, for which each participating employee designates his or her own beneficiary. In March, 2011, our Board of Directors, upon the recommendation of the Compensation Committee, approved the purchase of a supplemental life insurance policy on the life of Mr. Pallé, our Chief Executive Officer and President. The supplemental life insurance is a ten-year level term policy with a death benefit of $400,000 payable to the beneficiary designated by Mr. Pallé.

Executive Officer Bonus Plan

We provide our executives with an annual opportunity to earn cash incentive awards through the Executive Officer Bonus Plan. The performance goals are expressed in terms of (a) one or more corporate or divisional earnings-based measures (which may be based on net income, operating income, cash flows, or any combination thereof) and/or (b) one or more corporate or divisional sales-based measures. Each such goal may be expressed on an absolute and/or relative basis, may employ comparisons with our past performance (including one or more divisions) and/or the current or past performance of other companies, and in the case of earnings-based measures, may employ comparisons to capital, stockholders’ equity and shares outstanding. Performance goals need not be uniform among participants, but they have been in recent years.

After our financial results for a fiscal year have been determined, the Compensation Committee will certify the level of performance goal attainment and the potential bonus payment for each participant. The Compensation Committee has full authority to decrease the amount that would otherwise be payable to any participant for a fiscal year.

For the 2017 fiscal year, all of the named executive officers were participants under the Executive Bonus Plan, The participants were entitled to share in a Bonus Pool (“Bonus Pool”) based upon a subjectively determined allocation, which took into account the relative compensation levels of the executives as well as other subjective factors related to overall job performance in 2017, such as the ease with which the executive could be replaced, whether further opportunities for advancement within Blonder existed for the executive, teamwork skills, perceived efforts, interpersonal relationships and overall job performance. The Bonus Pool for 2017 was equal to the lesser of (i) the sum of the base salary of all participants in the aggregate, or (ii) the sum of (a) 10% of the first $1 million of our pre-tax income, plus (b) 15% of the next $1 million of our pre-tax income, plus (c) 20% of the next $1 million of our pre-tax income, plus (d) 25% of the next $1 million of our pre-tax income, plus (e) 20% of the next $1 million of our pre-tax income, plus (f) 10% of our pre-tax income in excess of $5 million, all as set forth on our audited financial statements (in all cases calculated before taking into account any accrual for such Bonus Pool). Further, no bonus would be paid to any participant unless the Bonus Pool (calculated in the manner described above) equaled or exceeded $90,000. Based upon our reported pre-tax income for 2017, no bonuses were paid to our named executive officers relating to such year.

Employee Benefit Plans

In May 2005, our stockholders approved the adoption of the Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan (the “Original 2005 Employee Plan”). Our stockholders approved an amendment and restatement in its entirety of the Original 2005 Employee Plan in May 2014 (as amended and restated, the “2005 Employee Plan”) which, among things (i) increased the number of shares of Common Stock available for issuance under the 2005 Employee Plan, (ii) extended the term of the 2005 Employee Plan to February 7, 2024, (iii) made awards under the 2005 Employee Plan subject to clawback provisions under applicable law or under policies that may be adopted by us from time to time, and (iv) prohibited repricing of stock options absent advance stockholder approval.

The 2005 Employee Plan is administered by the Compensation Committee of the Board of Directors. Under the 2005 Employee Plan, our executive officers and other key employees, as determined by the Compensation Committee, are eligible to receive equity-based awards from time to time as determined by the Compensation Committee. Under the 2005 Employee Plan, our executive officers and other key employees may be awarded stock options to purchase a number of shares of Common Stock (“Stock Options”), stock appreciation rights to receive the excess, if any, of the fair market value of a specified number of shares of Common Stock at the time of exercise over the grant price (“SARS”), stock awards at no cost to the executive officer or key employee (“Stock Awards”), which may be either restricted stock or unrestricted stock, or performance based awards to receive a number of shares of Common Stock if certain performance goals are met (“Performance Awards”). Each grant of a Stock Option, SAR, Stock Award or Performance Award will be subject to a written Award Agreement which shall specify the terms and conditions of the grant as determined by the Compensation Committee, provided, however, that the exercise price for any Stock Option or SAR granted shall not be less than the fair market value of the underlying Common Stock on the date of grant. The 2005 Employee Plan expires on February 7, 2024.

At our 2016 Annual Meeting, our stockholders approved the adoption of the Blonder Tongue Laboratories, Inc. 2016 Director Equity Incentive Plan (the “2016 Employee Plan”), which supplements the 2005 Employee Plan.

The 2016 Employee Plan is administered by the Compensation Committee of the Board of Directors. Under the 2016 Employee Plan, our executive officers and other key employees, as determined by the Compensation Committee, are eligible to receive equity-based awards from time to time as determined by the Compensation Committee. The 2016 Employee Plan authorizes the award of up to a maximum of 1,000,000 shares. Any shares subject to an award issued under the 2016 Employee Plan which is terminated, canceled, expired or forfeited for any reason will again be available for the grant of an award. Under the 2016 Employee Plan, our executive officers and other key employees may be awarded Stock Options, SARS, Stock Awards, which may be either restricted stock or unrestricted stock, and Performance Awards. Each grant of a Stock Option, SAR, Stock Award or Performance Award will be subject to a written Award Agreement which shall specify the terms and conditions of the grant as determined by the Compensation Committee, provided, however, that the exercise price for any Stock Option or SAR granted shall not be less than the fair market value of the underlying Common Stock on the date of grant. Awards under the 2016 Employee Plan are subject to clawback provisions under applicable law or under policies that may be adopted by us from time to time, and Stock Options awarded under the 2016 Employee Plan cannot be re-priced absent advance stockholder approval. The 2016 Employee Plan expires on February 4, 2026. At our annual meeting in 2017, stockholders approved an amendment to the 2016 Employee Plan to increase the annual individual award limits relating to stock options and stock appreciation rights from 100,000 to 250,000 shares of Common Stock.

In April 2017, Messrs. Nikoo and Smith were awarded options to purchase 37,500 shares and Mr. Pallé was awarded options to purchase 100,000 shares respectively, of our Common Stock. Mr. Nikoo’s, Mr. Smith’s and Mr. Pallé’s shares vest over three years in equal yearly installments on the yearly anniversary of the award date. In addition, in May 2017, Mr. Pallé was awarded options to purchase 150,000 shares of our Common Stock, with the options vesting over three years in equal yearly installments on the yearly anniversary of the award date.

Retirement Benefits

Each of the named executive officers is eligible to participate in our 401(k) Savings and Investment Retirement Plan, which covers all full time employees and is qualified under Section 401(k) of the Internal Revenue Code. Under this plan, we match 50% of each participating employee’s salary deferral up to a maximum match of 3% of eligible compensation.

Directors’ Compensation

Summary Compensation Table

The following table discloses the actual compensation paid to or earned by each of our Directors who is not also a named executive officer in fiscal year 2017:

Name	Fees Earned or Paid in Cash ($)(1)	Stock and Option Awards ($)(2)		All Other Compensation($)	Total ($)
Anthony J. Bruno	36,200	9,385	(3)	-	45,585
Charles E. Dietz	36,300	9,385	(3)	-	45,685
Stephen K. Necessary*	-	-		-	-
Gary P. Scharmett	34,400	9,385	(3)	-	43,785
Steven L. Shea	62,700	9,385	(3)	-	72,085
James F. Williams	34,800	9,385	(3)	-	44,185
James H. Williams	29,000	9,385	(3)	-	38,385

*	Mr. Necessary joined the Board on January 25, 2018.

(1)	Pursuant to our Amended and Restated Director Stock Purchase Plan, Board members have the ability to elect to receive awards of fully vested shares of Common Stock in lieu of cash payment of director fees otherwise payable to them During 2017 (i) Mr. Bruno received an aggregate of 19,727 shares of Common Stock in lieu of cash payments of fees earned in 2017, (ii) Mr. Dietz received an aggregate of 19,182 shares of Common Stock in lieu of cash payments of fees earned in 2017, (iii) Mr. Scharmett received an aggregate of 19,164 shares of Common Stock in lieu of cash payments of fees earned in 2017, (iv) Mr. James F. Williams received an aggregate of 18,273 shares of Common Stock in lieu of cash payments of fees earned in 2017 and (v) Mr. James H. Williams received an aggregate of 14,091 shares of Common Stock in lieu of cash payments of fees earned in 2017.

(2)	The amounts in the “Stock and Option Awards” column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(3)	Each non-employee Director was granted 10,000 shares of Common Stock on April 4, 2017, which shares vested immediately and an option to purchase 10,000 shares of Common Stock which options vested on April 4, 2018.

Director Compensation Arrangements

We pay each of our non-employee Directors an annual retainer of $25,000 per year, payable quarterly, and the non-employee Director who serves as our Chairman of the Board receives an additional annual retainer for serving in that capacity of $25,000 per year, also payable quarterly. We also pay each non-employee Director a fee of $1,000 for each Board meeting attended in person ($500 if attendance was telephonic) and a fee of $600 for each committee meeting attended in person ($300 if attendance was telephonic or if attending on the same date as a Board meeting). We reimburse each Director for certain travel, lodging and related expenses incurred in connection with attendance at Board and committee meetings. From time to time, in the sole discretion of the Board, we grant equity awards to our non-employee Directors. During 2017, we did not pay Mr. Pallé, our President and Chief Executive Officer, any separate compensation for serving on the Board of Directors or any committees thereof.

On March 19, 2015, the Board adopted the Director Stock Purchase Plan, which was intended to enable outside directors to allocate portions of their annual retainer fees to be paid in shares of the Company’s Common Stock, in lieu of cash payments. This plan was designed and derived from the Executive Stock Purchase Plan adopted by the Company in June 2014, which was intended to enable executive officers of the Company to allocate a portion of their base salary to be paid in shares of the Company’s Common Stock, in lieu of cash. In March 2016, the Company adopted the Amended and Restated Director Stock Purchase Plan, which replaced the Director Stock Purchase Plan. Under the Amended and Restated Director Stock Purchase Plan, the portion of directors’ fees (including meeting fees, which were not permitted to be converted into common stock purchases under the Director Stock Purchase Plan) permitted to be paid in shares of the Company’s Common Stock, in lieu of cash, was increased and the new plan was made more flexible to encourage the non-employee directors to elect to receive shares of the Company’s Common Stock in lieu of cash payments.

Director Benefit Plans

In May 2005, our stockholders approved the adoption of the Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan (the “Original 2005 Director Plan”). In May, 2014, our stockholders approved an amendment and restatement in its entirety of the Original 2005 Director Plan (as amended and restated, the “2005 Director Plan”), effective as of February 7, 2014, which, among other things, (i) increased the number of shares of Common Stock available for issuance under the 2005 Director Plan, (ii) extended the term of the 2005 Director Plan to February 7, 2024, (iii) made awards under the 2005 Director Plan subject to clawback provisions under applicable law or under policies that may be adopted by us from time to time, and (iv) prohibited repricing of stock options absent advance stockholder approval.

The 2005 Director Plan is administered by our Board of Directors. Under the 2005 Director Plan, Directors who are not currently employed by us or by any of our subsidiaries and who have not been so employed within the past six months, are eligible to receive equity-based awards from time to time as determined by our Board. Under the 2005 Director Plan, eligible Directors may be awarded stock options to purchase a number of shares of Common Stock (“Stock Options”), stock appreciation rights to receive the excess, if any, of the fair market value of a specified number of shares of Common Stock at the time of exercise over the grant price (“SARS”) or stock awards (“Stock Awards”) at no cost to the Director, which may be either restricted stock or unrestricted stock. Each grant of a Stock Option, SAR or Stock Award will be subject to a written Award Agreement which shall specify the terms and conditions of the grant as determined by the Board of Directors, provided, however, that the exercise price for any Stock Option or SAR granted shall not be less than the fair market value of the underlying Common Stock on the date of grant. The 2005 Director Plan expires on February 7, 2024.

At our 2016 Annual Meeting, our stockholders approved the adoption of the Blonder Tongue Laboratories, Inc. 2016 Director Equity Incentive Plan (the “2016 Director Plan”), which supplements the 2005 Director Plan.

The 2016 Director Plan is administered by our Board of Directors. Under the 2016 Director Plan, Directors who are not currently employed by us or by any of our subsidiaries and who have not been so employed within the past six months, are eligible to receive equity-based awards from time to time as determined by our Board. The 2016 Director Plan authorizes the award of up to a maximum of 400,000 shares. Any shares subject to an award issued under the 2016 Director Plan which is terminated, canceled, expired or forfeited for any reason will again be available for the grant of an award. Under the 2016 Director Plan, eligible Directors may be awarded Stock Options, SARS or Stock Awards, which may be either restricted stock or unrestricted stock. Each grant of a Stock Option, SAR or Stock Award will be subject to a written Award Agreement which shall specify the terms and conditions of the grant as determined by the Board of Directors, provided, however, that the exercise price for any Stock Option or SAR granted shall not be less than the fair market value of the underlying Common Stock on the date of grant. Awards under the 2016 Director Plan are subject to clawback provisions under applicable law or under policies that may be adopted by us from time to time, and Stock Options awarded under the 2016 Director Plan cannot be re-priced absent advance stockholder approval. The 2016 Director Plan expires on February 4, 2026.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 30, 2018 by (i) each person who is known by us to beneficially own more than five percent of our Common Stock, (ii) each of our Directors, (iii) each of our executive officers named in the Summary Compensation Table below, and (iv) all our executive officers and Directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares that they beneficially own, subject to community property laws where applicable.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership(1)		Percent of Class Beneficially Owned
Directors and Executive Officers:

Robert J. Pallé	3,234,973	(3)	32.51%
Anthony J. Bruno	294,025	(4)	3.08%
Charles E. Dietz	262,768	(5)	2.76%
Stephen K. Necessary	-		-
Gary P. Scharmett	336,354	(6)	3.53%
Steven L. Shea	667,086	(7)	6.83%
James F. Williams	293,020	(8)	3.07%
James H. Williams	481,186	(9)	5.02%
Eric S. Skolnik	172,750	(10)	1.80%
Nezam Nikoo	189,167	(11)	1.98%
Allen Horvath	145,500	(12)	1.52%
Jeffery Smith	92,500	(13)	0.97%
All Directors and executive officers as a group (13 persons)	6,569,329	(14)	59.20%

Additional Beneficial Owner:

Stephen E. Walker	948,600	(15)	10.04%

(1)	Beneficial ownership as of April 30, 2018 for each person listed includes shares subject to options held by such person which are exercisable within 60 days after such date and convertible debt securities which my be converted into shares of our common stock within 60 days of such date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities, which voting or investment power may be further described in the footnotes below. This table contains information furnished to us by the respective stockholders or contained in filings made with the SEC. Certain of our executive officers and Directors may, from time to time, hold some or all of their Common Stock in brokerage accounts having outstanding margin loan balances secured by the Common Stock and the other investment securities held in such brokerage accounts.

(2)	Unless otherwise indicated, the address for each beneficial owner is c/o Blonder Tongue Laboratories, Inc., One Jake Brown Road, Old Bridge, NJ 08857.

(3)	Includes 200,000 shares of Common Stock owned of record by a limited liability company of which Mr. Pallé and his spouse are the sole members, 475,000 shares of Common Stock underlying options granted by us to Mr. Pallé which are exercisable within 60 days after April 30, 2018, 10,000 shares of Common Stock owned by Mr. Pallé’s spouse, who holds a non-officer position with the Company and 21,500 shares of Common Stock underlying options granted by us to Mr. Pallé’s spouse, which are exercisable within 60 days after April 30, 2018.

(4)	Includes 85,000 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 30, 2018.

(5)	Includes 52,500 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 30, 2018.

(6)	Includes 85,000 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 30, 2018.

(7)	Includes 72,500 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 30, 2018, and 237,460 shares of Common Stock underlying certain convertible indebtedness of the Company held by Mr. Shea, which is outstanding as of, and convertible within 60 days after, April 30, 2018.

(8)	Includes 85,000 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 30, 2018.

(9)	Includes 19,166 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 30, 2018 and 118,730 shares of Common Stock underlying certain convertible indebtedness of the Company held by Mr. Williams, which is outstanding as of, and convertible within 60 days after, April 30, 2018.

(10)	Includes 122,500 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 30, 2018.

(11)	Includes 122,500 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 30, 2018.

(12)	Includes 95,500 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 30, 2018.

(13)	Includes 52,500 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 30, 2018.

(14)	Includes 400,000 of restricted Common Stock held by Bruce Gureck, who became the Company’s Executive Vice President and Chief Operating Officer on April 23, 2018.

(15)	As reported on Schedule 13G filed by Stephen E. Walker on April 18, 2018. The business address of this stockholder is 1801-R Brassfield Road, Greensboro, NC 27410.

Equity Compensation Plans

The following table provides certain summary information as of December 31, 2017 concerning our compensation plans (including individual compensation arrangements) under which shares of our Common Stock may be issued.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights(#)		Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights($)	Awards of Restricted And Unrestricted Shares(#)		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In The First Column)(#)

Equity Compensation Plans Approved By Security Holders	2,292,333	(1)	0.84	1,266,580	(2)	264,835	(3)
Equity Compensation Plans Not Approved By Security Holders	–		–	–		–
Total	2,292,333		0.84	1,266,580		264,835

(1)	Includes shares of our Common Stock which may be issued upon the exercise of options or rights granted under the 2005 Employee Plan, the 2005 Director Plan, the 2016 Employee Plan and the 2016 Director Plan.
(2)	The total number of shares of restricted stock is 381,152; the total number of shares of unrestricted stock is,885,428.
(3)	Includes 264,385 shares of our Common Stock available for issuance as stock option grants, stock appreciation rights, or restricted or unrestricted stock awards under the 2005 Director Plan and 2016 Director Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On March 28, 2016, the Company, Robert J. Pallé and Carol Pallé, James H. Williams and Steven Shea (the “Lenders”), entered into an Amended and Restated Senior Subordinated Convertible Loan and Security Agreement (the “Loan Agreement”) pursuant to which the Lenders agreed to lend the Company up to $750,000. Mr. Pallé is the President and Chief Executive Officer of the Company, and also serves as a director of the Company. Mrs. Pallé is an employee of the Company and the spouse of Mr. Pallé. Mr. Shea is our Chairman of the Board and a director of the Company. Mr. Williams is a director of the Company. On March 21, 2017, the Amended and Restated Loan Agreement was amended. The Loan Agreement and the subsequent amendment, and the transactions provided therein were approved, in each instance, by the Company’s independent directors (and in the case of the transactions involving Messrs. Shea and Williams, by the Company’s independent directors other than Messrs. Shea and Williams). Interest on the outstanding balance under the Loan Agreement accrues at 12% per annum (subject to increase under certain circumstances) and is payable monthly in-kind by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”) (however, the Company has the option to pay interest in cash on any interest payment date, in lieu of PIK Interest). The Lenders have the option of converting the principal balance of the loan, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price of $0.54 per share (subject to adjustment under certain circumstances). As of December 31, 2017 the Lenders had advanced $500,000 to the Company and $71,000 of PIK interest was accrued in the year ended December 31, 2017. On April 17, 2018, Robert J. Pallé and Carol Pallé exercised their conversion rights and converted $454,731 ($350,000 principal and $104,731 of accrued interest) of their loan (representing the entire amount of principal and interest outstanding and held by Mr. and Mrs. Pallé on that date) into 842,095 shares of the Company’s common stock.

One of our Directors, Gary P. Scharmett, is a partner at the law firm of Stradley Ronon Stevens & Young, LLP, which serves as our outside counsel. For the 2017 and 2016 fiscal years, we were billed fees for legal services by this firm in the aggregate amount of $358,071 and $532,199, respectively. Mr. Scharmett’s interest in these fees arises from his minority ownership interest as a partner at this firm. In the Company’s opinion, the terms of such services were substantially equivalent to those which would have been obtained from unaffiliated parties.

Conflicts of Interest/Related-Party Transactions

The Company has in place a Code of Ethics which addresses, among other things, the Company’s policies with respect to situations and transactions that may involve a conflict of interest. Under the Code of Ethics, the Audit Committee has the responsibility to consider and approve any transaction in which a related party may have a conflict of interest, based on a determination by the Audit Committee that the transaction is fair as to, and in the best interests of, the Company and its stockholders.

Director Independence

The Board of Directors has considered the independence of our Directors pursuant to Section 803A of the NYSE American Company Guide (“Independence Rules”). Under the NYSE American Independence Rules, a Director may not be determined to be independent if certain relationships exist. In addition to reviewing whether any of those specific disqualifying relationships exist under the Independence Rules, the NYSE American also requires that the Board determine whether any of our Directors has a relationship that it believes would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. In the course of this determination, the Board considered the following relationship and arrangement between a non-management Director and us, which was determined to be immaterial and not falling within one or more of the disqualifying relationships under the Independence Rules or which would otherwise interfere with the exercise of the Director’s independent judgment in carrying out the responsibilities of a Director:

●	Gary P. Scharmett: The fees paid by us to the law firm where he is a partner were below 5% of the law firm’s consolidated gross revenue in each of the prior three years. See “Certain Relationships and Related Transactions” below for more detail on these fees paid for legal services.

Based on this review, the Board has determined that, except for Robert J. Pallé, our Chief Executive Officer and President, each of our Directors is independent pursuant to the Independence Rules. Accordingly, the current Board consists of a majority of independent Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Other Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees billed by Marcum LLP, independent registered public accountants, to the Company for professional services rendered for the years ended December 31, 2017 and December 31, 2016.

Services Rendered	2017	2016
Audit Fees	$230,232	$232,489
Audit-Related Fees	32,500	32,500
Tax Fees	26,000	26,000
All Other Fees	-	-
Total Fees	$288,732	$290,989

Audit Fees

The audit fees for fiscal years 2017 and 2016 were billed or expected to be billed for professional services rendered by Marcum LLP for the audit of our annual financial statements, the audit of our internal controls over financial reporting, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and assistance with earnings announcements furnished by us in our Current Reports on Form 8-K.

Audit-Related Fees

The audit-related fees for fiscal years 2017 and 2016 consisted principally of audits of our pension and 401(k) plans.

Tax Fees

Tax fees for fiscal years 2017 and 2016 consisted principally of preparing our U.S. federal and state income tax returns.

Our Audit Committee has reviewed the non-audit services currently provided by our independent registered public accounting firm during 2017 and 2016 and has considered whether the provision of such services is compatible with maintaining the independence of such independent registered public accounting firm in performing its audit services. Based on such review and consideration, the Audit Committee has determined that the provision of such non-audit services is compatible with maintaining the independence of the independent registered public accounting firm.

Pre-Approval Policy for Services by Independent Registered Public Accounting Firm

Our Audit Committee has implemented pre-approval policies and procedures for the engagement of our independent registered public accounting firm for both audit and permissible non-audit services. Under these policies and procedures, all services provided by the independent registered public accounting firm must either (i) be approved by our Audit Committee prior to the commencement of the services, (ii) relate to assisting us with tax audits and appeals before a taxing authority or be services associated with periodic reports or registration statements filed by us with the SEC, all of which services are pre-approved by our Audit Committee, or (iii) be a de minimis non-audit service (as described in Rule 2-01(c)(7)(i)(C) of the SEC’s Regulation S-X) that does not have to be pre-approved as long as management promptly notifies our Audit Committee of such service and our Audit Committee approves it prior to the service being completed. Within these parameters, our Audit Committee annually approves the scope and fees payable for the year end audit, statutory audits and employee benefit plans audits to be performed by the independent registered public accounting firm for the next fiscal year. Our Audit Committee also may delegate pre-approval authority for permissible non-audit services to the Audit Committee’s Chairman. Any approvals of non-audit services made by our Audit Committee’s Chairman are then reported by him at the next Audit Committee meeting. All of the services provided by our independent registered public accounting firm during fiscal year 2017 and fiscal year 2016 were approved in accordance with our pre-approval policies and procedures. None of the services were approved pursuant to Rule 2-01(c)(7)(i)(C) of the SEC’s Regulation S-X.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

BLONDER TONGUE LABORATORIES, INC.

Date: April 30, 2018	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

