Form 10-Q
period 2018-03-31
BLONDER TONGUE LABORATORIES INC
filed 2018-05-11
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018.

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock, par value $.001, outstanding as of May 6, 2018: 9,452,838

The Exhibit Index appears on page 16.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited)
	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash	$238	$168
Accounts receivable, net of allowance for doubtful accounts of $130 and $180 as of March 31,2018 and December 31,2017, respectively	2,370	2,621
Inventories, current	5,760	5,496
Prepaid benefit costs	314	314
Prepaid and other current assets	537	351
Total current assets	9,219	8,950
Inventories, net non-current	791	850
Property, plant and equipment, net	3,049	3,106
License agreements, net	15	29
Intangible assets, net	1,398	1,441
Goodwill	493	493
Other assets, net	270	305
	$15,235	$15,174
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,129	$2,487
Current portion of long-term debt	252	249
Accounts payable	1,026	700
Accrued compensation	311	307
Income taxes payable	22	22
Other accrued expenses	278	174
Total current liabilities	4,018	3,939

Subordinated convertible debt with related parties	643	624
Long-term debt, net of current portion	3,036	3,094
Deferred income taxes	104	104
Total liabilities	7,801	7,761
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $.001 par value; authorized 25,000 shares, 8,465 shares Issued, 8,211 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	8	8
Paid-in capital	27,004	26,920
Accumulated deficit	(17,884)	(17,821)
Accumulated other comprehensive loss	(854)	(854)
Treasury stock, at cost, 253 shares as of March 31, 2018 and December 31, 2017. respectively	(840)	(840)
Total stockholders’ equity	7,434	7,413
	$15,235	$15,174

See accompanying notes to unaudited condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Net sales	$5,363	$5,973
Cost of goods sold	3,140	3,572
Gross profit	2,223	2,401
Operating expenses:
Selling	603	679
General and administrative	876	928
Research and development	657	628
	2,136	2,235
Operating income	87	166
Other expense -net	(150)	(280)
Change in derivative liability	-	(142)
Loss before income taxes	(63)	(256)
Provision for income taxes	-	-
Net loss	$(63)	$(256)
Basic and diluted net loss per share	$(0.01)	$(0.03)
Basic and diluted weighted average shares outstanding	8,211	8,122

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Month Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(63)	$(256)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock compensation expense	84	79
Depreciation	79	86
Amortization	57	101
Recovery of bad debt expense	(50)	-
Amortization of loan fees	36	-
Non cash interest expense	19	194
Change in derivative liability	-	142
Changes in operating assets and liabilities:
Accounts receivable	301	(81)
Inventories	(205)	63
Prepaid and other current assets	(186)	(161)
Other assets	(1)	12
Accounts payable, accrued compensation and other accrued expenses	434	57
Net cash provided by operating activities	505	236
Cash Flows From Investing Activities:
Purchases of property and equipment	(14)	(18)
Acquisition of licenses	-	(25)
Net cash used in investing activities	(14)	(43)
Cash Flows From Financing Activities:
Net repayments of line of credit	(358)	(74)
Repayments of debt	(63)	(44)
Net cash used in financing activities	(421)	(118)
Net increase in cash	70	75
Cash, beginning of period	168	468
Cash, end of period	$238	$543
Supplemental Cash Flow Information:
Cash paid for interest	$89	$57
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$8	$-

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 2, 2018. The results of the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period.

Note 2- Summary of Significant Accounting Policies

(a)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include stock compensation and reserves related to accounts receivable, inventories and deferred tax assets. Actual results could differ from those estimates.

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

The Black-Scholes Model (which approximates the Binomial Lattice Model) was used to estimate the fair value of the conversion options that is classified as a derivative liability on the condensed consolidated balance sheets. See Note 6 of the Notes to Condensed Consolidated Financial Statements. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the conversion options.

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

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of potential issuances of common shares. The diluted share base excludes incremental shares related to stock options, restricted stock and convertible debt of 2,990 and 2,524 for the three-month periods ended March 31, 2018 and 2017, respectively. These shares were excluded due to their antidilutive effect.

(e)	Adoption of Recent Accounting Pronouncements

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the modified retrospective method. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This adjustment did not have a material impact on the Company’s Condensed Consolidated Financial Statements. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Revenue Recognition (“Topic 605”). The adoption of Topic 606 did not have a material impact on the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

(f)	Accounting Pronouncements Issued But Not Yet Effective

In February 2016, the FASB ASU No. 2016-02, Leases (“Topic 842”) which supersedes FASB ASC Topic 840, Leases (“Topic 840”) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance and most recently issued ASU 2017-13 “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial statements and related disclosures.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (“Topic 350”) Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet adopted this update and currently evaluating the effect this new standard will have on its financial condition and results of operations.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (“Topic 220”): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements due the presence of a full valuation allowance. However, the Company is in the process of evaluating the impact of this new guidance on the Company's consolidated financial statements and disclosures.

Note 3 – Revenue Recognition

The adoption of Topic 606 represents a change in accounting principle that will provide financial statement readers with enhanced revenue recognition disclosures. In accordance with Topic 606, the Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company generates revenue through the sale of products and services. Revenue from the sale of products and services is recorded when the performance obligation is fulfilled, usually at the time of shipment or when the service is provided, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, are reviewed and revised periodically by management. The Company elected to present revenue net of sales tax and other similar taxes and account for shipping and handling activities as fulfillment costs rather than separate performance obligations. Payments are typically due in 30 days, following delivery of products or completion of services.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

For the three months ended March 31, 2018
Digital video headend products	$2,543
Data products	1,399
HFC distribution products	741
Analog video headend products	330
Contract manufactured products	224
Other	126
$5,363

All of the Company’s sales are to customers located in North America.

The Company is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. Digital video headend products (including encoders) are used by a system operator for acquisition, processing, compression, encoding and management of digital video. Data products give service providers, integrators, and premises owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU's, and college campuses, using IP technology. HFC distribution products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Analog video headend products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Contract-manufactured products, provides manufacturing, research and development and product support services for other companies’ products. The Company also provides technical services, including hands-on training, system design engineering, on-site field support and complete system verification testing.

Note 4 – Inventories

Inventories are summarized as follows:

	March 31, 2018	December 31, 2017
Raw Materials	$2,209	$1,869
Work in process	1,901	1,793
Finished Goods	2,441	2,684
	6,551	6,346
Less current inventories	(5,760)	(5,496)
	$791	$850

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

Approximately 39% and 51% of the non-current inventories were comprised of finished goods at March 31, 2018 and December 31, 2017, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

The Company continually analyzes its slow-moving and excess inventories. Based on historical and projected sales volumes for finished goods, historical and projected usage of raw materials and anticipated selling prices, the Company writes down inventory to net realizable value. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 5 – Debt

On December 28, 2016, the Company entered into a Loan and Security Agreement (the “Sterling Agreement”) with Sterling National Bank (“Sterling”). The Sterling Agreement provides the Company with a credit facility in an aggregate amount of $8,500 (the “Sterling Facility”), consisting of a $5,000 asset-based revolving line of credit (the “Revolver”) and a $3,500 amortizing term loan (the “Term Loan”). The Sterling Facility matures in December 2019. Interest on the Revolver is variable, based upon the 30-day LIBOR rate (1.88% at March 31, 2018) plus a margin of 4.00%. Interest on the Term Loan also is variable, based upon the 30-day LIBOR rate (1.88% at March 31, 2018) plus a margin of 4.50%. The Term Loan will amortize at the rate of $19 per month. On March 30, 2017, the Company and Sterling entered into a certain First Amendment to Loan and Security Agreement (the “First Amendment”), pursuant to which, among other things, the parties amended the definitions of certain items used in the calculation of the fixed charge coverage ratio, deferred the first measurement period of the financial covenants contemplated by the Sterling Agreement, until January 31, 2017, and modified certain terms relating to permitted investments by the Company. At March 31, 2018  and December 31, 2017, the outstanding balances under the Revolver and the Term Loan were $2,129 and $3,228 and $2,487 and $3,286, respectively. All outstanding indebtedness under the Sterling Agreement is secured by all of the assets of the Company and its subsidiaries.

The Sterling Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, encumbrances on the Company’s assets, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the sale or other disposition of the Company’s assets. In addition, the Company must maintain (i) a fixed charge coverage ratio of not less than 1.1 to 1.0 for any fiscal month (determined as of the last day of each fiscal month on a rolling twelve-month basis, as calculated for the Company and its consolidated subsidiaries) and (ii) a leverage ratio of not more than 2.0 to 1.0 for any fiscal month (determined as of the last day of each fiscal month, as calculated for the Company and its consolidated subsidiaries. At March 31, 2018, the Company was in compliance with all financial covenants.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

As of both March 31, 2018 and December 31, 2017, the Subordinated Lenders had advanced $500 to the Company.  In addition, $143 and $124 of PIK interest was accrued as of March 31, 2018 and December 31, 2017 , respectively. The Company evaluated the conversion option embedded in the Subordinated Loan Agreement issued in December 2016 in accordance with the provisions of ASC Topic 815, Derivatives and Hedging, and determined that the conversion option had all of the characteristics of a derivative in its entirety and did not qualify for an exception to the derivative accounting rules. Specifically, prior to the adoption of the First Sub-Debt Amendment, pursuant to Section 4.4(e)(ii) of the Subordinated Debt Agreement, the exercise price of the conversion option entitled the Subordinated Lenders to an adjustment of the exercise price in the event that the Company subsequently issued equity securities or equity linked securities at prices more favorable to a new investor than the exercise price of the conversion option embedded in the Subordinated Loan Agreement (the “Price Protection Provision”). Accordingly, the conversion option was not indexed to the Company’s own stock. Due to the derivative treatment of the conversion option, the Company recorded $260 derivative liability at December 31, 2016. On March 21, 2017, the Company, Drake, and the Subordinated Lenders entered into a certain First Amendment to Amended and Restated Convertible Loan and Security Agreement (the “First Sub-Debt Amendment”), pursuant to which the Subordinated Loan Agreement was amended to eliminate the Price Protection Provision, effective as of such date. The First Sub-Debt Amendment also eliminated certain defined terms related to the Price Protection Provision. As a result of the First Sub-Debt Amendment, during the first quarter of 2017, the Company recorded a change in the derivative liability (expense) of $142, the fair value of the liability at the date of the modification and reclassed the aggregate value of the derivative liability at the date of modification in the amount of $402 additional paid-in capital. In addition, during the three months ended March 31, 2018 and 2017, the Company incurred interest of $19 and $177, respectively, related to these loans.

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

On April 17, 2018, Robert J. Pallé and Carol Pallé exercised their conversion rights and converted $455 ($350 principal and $105 of accrued interest) of their loan (representing the entire amount of principal and interest outstanding and held by Mr. and Mrs. Pallé on that date) into 842 shares of the Company’s common stock (see Note 6 above).

In connection with the hiring of the Company’s new Executive Vice President and Chief Operating Officer (“COO”), the Company granted the COO 400 shares of restricted common stock, with 100 shares vesting on each of the first four one-year anniversaries of his first day of employment with the Company.

Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would require adjustment to or disclosure in the condensed consolidated financial statements.

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

Forward-Looking Statements

In addition to historical information this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our ability to extend or refinance our debt obligations, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018  (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $2,543,000 and $3,171,000 in the first three months of 2018 and 2017, respectively, while sales of analog video headend products were $330,000 and $586,000 in the first three months of 2018 and 2017, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $224,000 and $88,000 in the first three months of 2018 and 2017, respectively. Sales to VBrick for sub-assemblies were not material in the first three months of 2018 or 2017.

Results of Operations

First three months of 2018 Compared with first three months of 2017

Net Sales. Net sales decreased $610,000, or 10.2%, to $5,363,000 in the first three months of 2018 from $5,973,000 in the first three months of 2017. The decrease is primarily attributed to a decrease in sales of digital video headend products and analog video head products, offset by an increase in sales of data products and contract manufactured products. Sales of digital video headend products were $2,543,000 and $3,171,000, analog video headend products were $330,000 and $586,000, data products were $1,399,000 and $1,130,000 and contract-manufactured products were $224,000 and $88,000 in the first three months of 2018 and 2017, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $3,140,000 for the first three months of 2018 from $3,572,000 for the first three months of 2017 and decreased as a percentage of sales to 58.6% from 59.8%. The decrease was primarily due to a reduction in sales. The decrease as a percentage of sales was primarily attributed to an overall reduction in manufacturing overhead, as well as a more favorable product mix.

Selling Expenses. Selling expenses decreased to $603,000 for the first three months of 2018 from $679,000 in the first three months of 2017, and decreased as percentage of sales to 11.2% for the first three months of 2018 from 11.4% for the first three months of 2017. The $76,000 decrease was primarily the result of a decrease in freight expense of $31,000, a decrease in department supplies of $21,000 and a decrease in royalty expense of $16,000.

General and Administrative Expenses. General and administrative expenses decreased to $876,000 for the first three months of 2018 from $928,000 for the first three months of 2017 but increased as a percentage of sales to 16.3% for the first three months of 2018 from 15.5% for the first three months of 2017. The $52,000 decrease was primarily the result of a recovery of bad debt of $50,000.

Research and Development Expenses. Research and development expenses increased to $657,000 in the first three months of 2018 from $628,000 in the first three months of 2017 and increased as a percentage of sales to 12.3% for the first three months of 2018 from 10.5% for the first three months of 2017. This $29,000 increase is primarily the result of an increase in department supplies of $48,000 and an increase in labor related to product software revisions of $24,000, offset by a decrease in amortization expense of $44,000 relating to license fees.

Operating Income.  Operating income of $87,000 for the first three months of 2018 represents a decrease from operating income of $166,000 for the first three months of 2017. Operating income as a percentage of sales was 1.6% in the first three months of 2018 compared to 2.8% in the first three months of 2017.

Interest Expense. Interest expense decreased to $150,000 in the first three months of 2018 from $280,000 in the first three months of 2017. The decrease is primarily the result of the accretion of the debt discount related to the former derivative liability of $177,000 in the first three months of 2017 which does not exist in 2018, offset by higher average borrowing.

Liquidity and Capital Resources

As of March 31, 2018 and December 31, 2017, the Company’s working capital was $5,201,000 and $5,011,000, respectively. The increase in working capital is primarily due to an increase of inventories of $264,000, an increase in prepaid expenses of $186,000 and a decrease in the line of credit of $358,000, offset by a decrease of accounts receivable of $301,000 and an increase of accounts payable of $326,000.

The Company’s net cash provided by operating activities for the three-month period ended March 31, 2018 was $505,000 primarily due to an increase in accounts payable, accrued compensation and other accrued expenses of $434,000 and a reduction in accounts receivable of $301,000, offset by a reduction in prepaid and other current assets of $186,000.  The Company’s net cash provided by operating activities for the three-month period ended March 31, 2017 was $236,000 primarily due to non cash adjustments of $602,000, offset by a net loss of $256,000.

Cash used in investing activities  for the three-month period ended March 31, 2018 was $14,000, all of which was attributable to capital expenditures. Cash used in investing activities for the three-month period ended March 31, 2017 was $43,000, of which $25,000 was attributable to additional license fees and $18,000 was attributable to capital expenditures.

Cash used in financing activities  was $421,000 for the first three months of 2018, which was comprised of net repayments of line of credit of $358,000 and repayments of debt of $63,000. Cash used in financing activities was $118,000 for the first three months of 2017, which was comprised of net repayments of borrowings on the Revolver of $74,000 and long term debt of $44,000.

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

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sterling Facility and the Subordinated Loan Facility. As of March 31, 2018, the Company had approximately $2,129,000 outstanding under the Revolver and $457,000 of additional availability for borrowing under the Revolver, as well as $643,000 outstanding under the Subordinated Loan Facility and $250,000 of additional availability for borrowing under the Subordinated Loan Facility.

On March 13, 2018, the Company has entered into a Sale Agreement with Mountainblue Jake Brown Realty LLC (“Mountainblue”), providing for the sale of the Old Bridge Facility, pursuant to which Mountainblue has agreed to pay the Company $10,300,000 at closing, subject to certain adjustments as provided in the Sale Agreement. Completion of the transactions contemplated by the Sale Agreement is subject to a number of closing conditions, including Mountainblue’s satisfactory completion of certain due diligence matters. Assuming the sale closes, the Company currently expects to use the net proceeds to repay outstanding amounts under the Sterling Facility and the Subordinated Loan Facility (to the extent the holders of the convertible subordinated indebtedness do not convert all or part of the indebtedness into shares of the Company’s common stock). The Company currently intends to use the remaining proceeds for working capital and other general corporate purposes.

Even without the sale of the Old Bridge Facility as discussed above, the Company believes it has the ability to sustain its operations and satisfy its obligations in the normal course of business for at least one year from the issuance date of this filing.

The Company’s primary long-term obligations are for payment of interest and principal on the Sterling Facility, which expires on December 28, 2019, and the Subordinated Loan Facility, which expires on March 28, 2019. Repayment of the Subordinated Loan Facility is subject to the prior payment, satisfaction and discharge of the Sterling Facility. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $14,000 and $138,000 in the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. The Company expects to use cash generated from operations, amounts available under the Sterling Facility and the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

Recent Accounting Pronouncements

See Notes 2 (e) and (f) of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the Company’s consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2018.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BLONDER TONGUE LABORATORIES, INC.

Date: May 11, 2018	By:	/s/ Robert J. Pallé
Robert J. Pallé
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed March 23, 2018.
10.1	Agreement of Sale dated March 13, 2018 between Blonder Tongue Laboratories, Inc. and Mountainblue Jake Brown Realty LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed March 16, 2018.
31.1	Certification of Robert J. Palle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.
101.1	Interactive data files.	Filed herewith.

