Form 10-Q
period 2018-06-30
BLONDER TONGUE LABORATORIES INC
filed 2018-08-14
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________TO ________.

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock, par value $.001, outstanding as of August 6, 2018: 9,660,538

The Exhibit Index appears on page 17.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited) June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$444	$168
Accounts receivable, net of allowance for doubtful accounts of $130 and $180 as of June 30,2018 and December 31,2017, respectively	1,667	2,621
Inventories, current	5,886	5,496
Prepaid benefit costs	314	314
Prepaid and other current assets	518	351
Total current assets	8,829	8,950
Inventories, net non-current	791	850
Property, plant and equipment, net	3,011	3,106
License agreements, net	9	29
Intangible assets, net	1,355	1,441
Goodwill	493	493
Other assets, net	231	305
	$14,719	$15,174
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,622	$2,487
Current portion of long-term debt	257	249
Accounts payable	1,244	700
Accrued compensation	422	307
Other accrued expenses	198	196
Subordinated convertible debt with related parties	196	-
Total current liabilities	3,939	3,939

Subordinated convertible debt with related parties	-	624
Long-term debt, net of current portion	2,975	3,094
Deferred income taxes	104	104
Total liabilities	7,018	7,761
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $.001 par value; authorized 25,000 shares, 9,914 and 8,465 shares Issued, 9,661 and 8,211 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	9	8
Paid-in capital	27,605	26,920
Accumulated deficit	(18,219)	(17,821)
Accumulated other comprehensive loss	(854)	(854)
Treasury stock, at cost, 253 shares as of June 30, 2018 and December 31, 2017, respectively	(840)	(840)
Total stockholders’ equity	7,701	7,413
	$14,719	$15,174

See accompanying notes to unaudited condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$5,277	$6,164	$10,640	$12,137
Cost of goods sold	3,086	4,039	6,226	7,611
Gross profit	2,191	2,125	4,414	4,526
Operating expenses:
Selling	608	631	1,211	1,310
General and administrative	1,157	988	2,033	1,916
Research and development	643	644	1,300	1,272
	2.408	2.263	4,544	4,498
(Loss) earnings from operations	(217)	(138)	(130)	28
Other Expense - net	(118)	(93)	(268)	(373)
Change in derivative liability	-	-	-	(142)
Loss before income taxes	(335)	(231)	(398)	(487)
Provision for income taxes	-	-	-	-
Net loss	$(335)	$(231)	$(398)	$(487)
Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.05)	$(0.06)
Basic and diluted weighted averages shares outstanding	8,905	8,122	8,560	8,122

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(398)	$(487)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock compensation expense	231	152
Depreciation	157	163
Amortization	111	204
Recovery of bad debt expense	(50)	-
Amortization of loan fees	72	-
Non cash interest expense	27	211
Change in derivative liability	-	142
Changes in operating assets and liabilities:
Accounts receivable	1,004	(71)
Inventories	(331)	(107)
Prepaid and other current assets	(167)	11
Other assets	2	48
Accounts payable, accrued compensation and other accrued expenses	661	(50)
Net cash provided by operating activities	1,319	216
Cash Flows From Investing Activities:
Purchases of property and equipment	(47)	(44)
Acquisition of licenses	(5)	(25)
Net cash used in investing activities	(52)	(69)
Cash Flows From Financing Activities:
Net repayments of line of credit	(865)	(148)
Repayments of debt	(126)	(106)
Net cash used in financing activities	(991)	(254)
Net increase (decrease) in cash	276	(107)
Cash, beginning of period	168	468
Cash, end of period	$444	$361
Supplemental Cash Flow Information:
Cash paid for interest	$180	$137
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$15	$-
Conversion of subordinated convertible debt to common stock	$455	$-

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

The accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 2, 2018. The results of the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period.

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

(d) Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of potential issuances of common shares. The diluted share base excludes incremental shares related to stock options, restricted stock and convertible debt of 1,187 and 3,049 for the three-month periods ended June 30, 2018 and 2017, respectively and 2,170 and 2,853 for the six-month periods ended June 30, 2018 and 2017, respectively. These shares were excluded due to their antidilutive effect.

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

 BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (“Topic 350”) Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial condition and results of operations.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (“Topic 220”): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements due the presence of a full valuation allowance. However, the Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.

Note 3– Revenue Recognition

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

 BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Digital video headend products	$2,542	$5,085
Data products	1,055	2,454
HFC distribution products	761	1,502
Analog video headend products	493	823
Contract manufactured products	155	379
Other	271	397
	$5,277	$10,640

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

Note 4 – Inventories

Inventories are summarized as follows:

	June 30, 2018	December 31, 2017
Raw Materials	$2,040	$1,869
Work in process	1,934	1,793
Finished Goods	2,703	2,684
	6,677	6,346
Less current inventories	(5,886)	(5,496)
	$791	$850

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

 BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Approximately 52% and 51% of the non-current inventories were comprised of finished goods at June 30, 2018 and December 31, 2017, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 5 – Debt

On December 28, 2016, the Company entered into a Loan and Security Agreement (the “Sterling Agreement”) with Sterling National Bank (“Sterling”). The Sterling Agreement provides the Company with a credit facility in an aggregate amount of $8,500 (the “Sterling Facility”), consisting of a $5,000 asset-based revolving line of credit (the “Revolver”) and a $3,500 amortizing term loan (the “Term Loan”). The Sterling Facility matures in December 2019. Interest on the Revolver is variable, based upon the 30-day LIBOR rate (2.09% at June 30, 2018) plus a margin of 4.00%. Interest on the Term Loan also is variable, based upon the 30-day LIBOR rate (2.09% at June 30, 2018) plus a margin of 4.50%. The Term Loan will amortize at the rate of $19 per month. On March 30, 2017, the Company and Sterling entered into a certain First Amendment to Loan and Security Agreement (the “First Amendment”), pursuant to which, among other things, the parties amended the definitions of certain items used in the calculation of the fixed charge coverage ratio, deferred the first measurement period of the financial covenants contemplated by the Sterling Agreement, until January 31, 2017, and modified certain terms relating to permitted investments by the Company. At June 30, 2018 and December 31, 2017, the outstanding balances under the Revolver and the Term Loan were $1,622 and $3,169 and $2,487 and $3,286, respectively. All outstanding indebtedness under the Sterling Agreement is secured by all of the assets of the Company and its subsidiaries.

The Sterling Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, encumbrances on the Company’s assets, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the sale or other disposition of the Company’s assets. In addition, the Company must maintain (i) a fixed charge coverage ratio of not less than 1.1 to 1.0 for any fiscal month (determined as of the last day of each fiscal month on a rolling twelve-month basis, as calculated for the Company and its consolidated subsidiaries) and (ii) a leverage ratio of not more than 2.0 to 1.0 for any fiscal month (determined as of the last day of each fiscal month, as calculated for the Company and its consolidated subsidiaries. At June 30, 2018, the Company was in compliance with all financial covenants under the Sterling Agreement.

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

 BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

On April 17, 2018, Robert J. Pallé and Carol Pallé exercised their conversion rights and converted $455 ($350 principal and $105 of accrued interest) of their loan (representing the entire amount of principal and interest outstanding and held by Mr. and Mrs. Pallé on that date) into 842 shares of the Company’s common stock.

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

As of both June 30, 2018 and December 31, 2017, the Subordinated Lenders had advanced $500 to the Company. In addition, $151 and $124 of PIK interest was accrued as of June 30, 2018 and December 31, 2017, respectively. As noted above, in April 2018, $455 under the Subordinated Loan Facility was converted by certain Subordinated Lenders. The Company evaluated the conversion option embedded in the Subordinated Loan Agreement issued in December 2016 in accordance with the provisions of ASC Topic 815, Derivatives and Hedging, and determined that the conversion option had all of the characteristics of a derivative in its entirety and did not qualify for an exception to the derivative accounting rules. Specifically, prior to the adoption of the First Sub-Debt Amendment, pursuant to Section 4.4(e)(ii) of the Subordinated Debt Agreement, the exercise price of the conversion option entitled the Subordinated Lenders to an adjustment of the exercise price in the event that the Company subsequently issued equity securities or equity linked securities at prices more favorable to a new investor than the exercise price of the conversion option embedded in the Subordinated Loan Agreement (the “Price Protection Provision”). Accordingly, the conversion option was not indexed to the Company’s own stock. Due to the derivative treatment of the conversion option, the Company recorded $260 derivative liability at December 31, 2016. On March 21, 2017, the Company, Drake, and the Subordinated Lenders entered into a certain First Amendment to Amended and Restated Convertible Loan and Security Agreement (the “First Sub-Debt Amendment”), pursuant to which the Subordinated Loan Agreement was amended to eliminate the Price Protection Provision, effective as of such date. The First Sub-Debt Amendment also eliminated certain defined terms related to the Price Protection Provision. As a result of the First Sub-Debt Amendment, during the first quarter of 2017, the Company recorded a change in the derivative liability (expense) of $142, the fair value of the liability at the date of the modification and reclassed the aggregate value of the derivative liability at the date of modification in the amount of $402 additional paid-in capital. In addition, during the three months and six months ended June 30, 2018 and 2017, the Company incurred interest of $8 and $27 and $ 17 and $34, respectively, related to these loans.

Note 7 – Issuance of Restricted Common Stock

In connection with the hiring of the Company’s new Executive Vice President and Chief Operating Officer (the “COO”), on April 23, 2018, the Company granted the COO 400 shares of restricted common stock at $1.05 per share, with 100 shares vesting on each of the first four one-year anniversaries of his first day of employment with the Company.

Note 8 – Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the three and six month periods ended June 30, 2018 and 2017, this law firm billed the Company approximately $304, $401, $156 and $290, respectively for legal services provided by this firm. Included in accounts payable on the accompanying balance sheets at June 30, 2018 and December 31, 2017, is approximately $203 and $25, respectively, owed to this law firm.

Note 9 – Concentration of Credit Risk

During the three and six months ended June 30, 2018, one customer represented approximately 26% and 26% and one customer represented approximately 14% and 15% of the Company’s net sales, respectively. During the three and six months ended June 30, 2017, one customer represented approximately 42% and 34% and one customer represented approximately 12% and 14% of the Company’s net sales, respectively. At June 30, 2018, one customer represented approximately 24%, one customer represented approximately 12% and one customer represented approximately 11% of the Company’s net accounts receivable. At December 31, 2017, one customer represented approximately 26%, one customer represented approximately 19% and two customers each represented approximately 10% of the Company’s net accounts receivable.

Note 10 - Legal Proceedings

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Note 11 – Subsequent Events

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

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $2,542,000 and $2,059,000 in the second three months of 2018 and 2017, respectively and $5,085,000 and $5,230,000 in the first six months of 2018 and 2017, respectively. Sales of analog video headend products were $493,000 and $450,000 in the second three months of 2018 and 2017, respectively and $823,000 and $1,036,000 in the first six months of 2018 and 2017, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $155,000 and $267,000 in the second three months of 2018 and 2017, respectively and $379,000 and $355,000 in the first six months of 2018 and 2017, respectively. Sales to VBrick for sub-assemblies were not material in the second three months or first six months of 2018 or 2017.

Results of Operations

Second three months of 2018 Compared with second three months of 2017

Net Sales. Net sales decreased $887,000, or 14.4%, to $5,277,000 in the second three months of 2018 from $6,164,000 in the second three months of 2017. The decrease is primarily attributed to a decrease in sales of data products, HFC distribution products and contract manufactured products, offset, in part, by an increase in digital video headend products. Sales of data products were $1,055,000 and $2,256,000, HFC distribution products were $761,000 and $905,000, contract-manufactured products were $155,000 and $267,000 and digital video headend products were $2,542,000 and $2,059,000, in the second three months of 2018 and 2017, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $3,086,000 for the second three months of 2018 from $4,039,000 for the second three months of 2017 and decreased as a percentage of sales to 58.5% from 65.5%. The decrease was primarily due to a reduction in sales. The decrease as a percentage of sales was primarily attributed to an overall reduction in manufacturing overhead, as well as a more favorable product mix.

Selling Expenses. Selling expenses decreased to $608,000 for the second three months of 2018 from $631,000 in the second three months of 2017, but increased as percentage of sales to 11.5% for the second three months of 2018 from 10.2% for the second three months of 2017. The $23,000 decrease was primarily the result of a decrease in commissions of $29,000.

General and Administrative Expenses. General and administrative expenses increased to $1,157,000 for the second three months of 2018 from $988,000 for the second three months of 2017 and increased as a percentage of sales to 21.9% for the second three months of 2018 from 16.0% for the second three months of 2017. The $169,000 increase was primarily the result of an increase in salaries and fringe benefits of $140,000 due to an increase in headcount.

Research and Development Expenses. Research and development expenses decreased to $643,000 in the second three months of 2018 from $644,000 in the second three months of 2017, but increased as a percentage of sales to 12.2% for the second three months of 2018 from 10.5% for the second three months of 2017. This $1,000 decrease is primarily the result of a decrease in amortization expense of $49,000 relating to license fees, offset, in part, by an increase in department supplies of $32,000 and an increase in salaries and fringe benefits of $20,000 due to compensation adjustments.

Operating Loss. Operating loss of $217,000 for the second three months of 2018 represents an increase from the operating loss of $138,000 for the second three months of 2017. Operating loss as a percentage of sales was (4.1)% in the second three months of 2018 compared to (2.2)% in the second three months of 2017.

Interest Expense. Interest expense increased to $118,000 in the second three months of 2018 from $93,000 in the second three months of 2017. The increase is primarily the result of higher interest rates and higher average borrowing.

First six months of 2018 Compared with first six months of 2017

Net Sales. Net sales decreased $1,497,000, or 12.3%, to $10,640,000 in the first six months of 2018 from $12,137,000 in the first six months of 2017. The decrease is primarily attributed to a decrease in sales of data products, analog video head products, HFC distribution products and digital video headend products. Sales of data products were $2,454,000 and $3,386,000, analog video headend products were $823,000 and $1,036,000, HFC distribution products were $1,502,000 and $1,707,000 and digital video headend products were $5,085,000 and $5,230,000, in the first six months of 2018 and 2017, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $6,226,000 for the first six months of 2018 from $7,611,000 for the first six months of 2017 and decreased as a percentage of sales to 58.5% from 62.7%. The decrease was primarily due to a reduction in sales. The decrease as a percentage of sales was primarily attributed to an overall reduction in manufacturing overhead, as well as a more favorable product mix.

Selling Expenses. Selling expenses decreased to $1,211,000 for the first six months of 2018 from $1,310,000 in the first six months of 2017, but increased as a percentage of sales to 11.4% for the first six months of 2018 from 10.8% for the first six months of 2017. The $99,000 decrease was primarily the result of a decrease in freight expense of $39,000 and a decrease in commissions of $39,000.

General and Administrative Expenses. General and administrative expenses increased to $2,033,000 for the first six months of 2018 from $1,916,000 for the first six months of 2017 and increased as a percentage of sales to 19.1% for the first six months of 2018 from 15.8% for the first six months of 2017. The $117,000 increase was primarily the result of an increase in salaries and fringe benefits of $150,000 due to an increase in headcount.

Research and Development Expenses. Research and development expenses increased to $1,300,000 in the first six months of 2018 from $1,272,000 in the first six months of 2017 and increased as a percentage of sales to 12.2% for the first six months of 2018 from 10.5% for the first six months of 2017. This $28,000 increase is primarily the result of an increase in department supplies of $80,000, an increase in labor related to product software revisions of $27,000 and an increase in salaries and fringe benefits of $19,000 due to compensation adjustments, offset by a decrease in amortization expense of $94,000 relating to license fees.

Operating (Loss) Income. Operating loss of $(130,000) for the first six months of 2018 represents a decrease from operating income of $28,000 for the first six months of 2017. Operating (loss) income as a percentage of sales was (1.2)% in the first six months of 2018 compared to 0.2% in the first six months of 2017.

Interest Expense. Interest expense decreased to $268,000 in the first six months of 2018 from $373,000 in the first six months of 2017. The decrease is primarily the result of the accretion of the debt discount related to the former derivative liability of $177,000 in the first six months of 2017 which does not exist in 2018, offset by higher interest rates and higher average borrowing.

Liquidity and Capital Resources

As of June 30, 2018 and December 31, 2017, the Company’s working capital was $4,890,000 and $5,011,000, respectively. The decrease in working capital is primarily due to a decrease of accounts receivable of $954,000 and an increase of accounts payable of $544,000, offset by an increase of inventories of $390,000, an increase in prepaid expenses of $167,000 and a decrease in the line of credit of $865,000.

The Company’s net cash provided by operating activities for the six-month period ended June 30, 2018 was $1,318,000 primarily due to an increase in accounts payable, accrued compensation and other accrued expenses of $661,000 and a reduction in accounts receivable of $1,004,000, offset, in part, by a reduction in inventories of $331,000. The Company’s net cash provided by operating activities for the six-month period ended June 30, 2017 was $216,000 primarily due to non cash adjustments of $849,000, offset by a net loss of $487,000.

Cash used in investing activities for the six-month period ended June 30, 2018 was $52,000, of which $47,000 was attributable to capital expenditures and $5,000 was attributable to additional license fees. Cash used in investing activities for the six-month period ended June 30, 2017 was $69,000, of which $25,000 was attributable to additional license fees and $44,000 was attributable to capital expenditures.

Cash used in financing activities was $990,000 for the first six months of 2018, which was comprised of net repayments of line of credit of $865,000, repayments of debt of $126,000 and stock issuance of $1,000. Cash used in financing activities was $254,000 for the first six months of 2017, which was comprised of net repayments of borrowings on the Revolver of $148,000 and long term debt of $106,000.

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

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sterling Facility and the Subordinated Loan Facility. As of June 30, 2018, the Company had approximately $1,622,000 outstanding under the Revolver and $142,000 of additional availability for borrowing under the Revolver, as well as $196,000 outstanding under the Subordinated Loan Facility and $250,000 of additional availability for borrowing under the Subordinated Loan Facility.

The Company believes it has the ability to sustain its operations and satisfy its obligations in the normal course of business for at least one year from the issuance date of this filing.

The Company’s primary obligations are for payment of interest and principal on the Sterling Facility, which expires on December 28, 2019, and the Subordinated Loan Facility, which expires on March 28, 2019. Repayment of the Subordinated Loan Facility is subject to the prior payment, satisfaction and discharge of the Sterling Facility. The Company expects to use cash generated from operations to meet its debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $47,000 and $138,000 in the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. The Company expects to use cash generated from operations, amounts available under the Sterling Facility and the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

Critical Accounting Estimates

See the Notes to Condensed Consolidated Financial Statements for a description of where estimates are required.

Recent Accounting Pronouncements

See Notes 2(e) and (f) of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the Company’s consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2018.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 5. OTHER INFORMATION

On June 26, 2018, the Compensation Committee of the board of directors determined to make certain adjustments to the compensation of Robert Pallé, the Company’s Chief Executive Officer and President. Mr. Pallé had been paid at the annual rate of $84,000 through March 9, 2018, at which point Mr. Pallé requested that his compensation be adjusted downward to an annual rate of $54,476.24, anticipated to run through the period from March 9, 2018 through December 31, 2018. At the Compensation Committee’s May 3, 2018 meeting, the Committee determined that Mr. Pallé’s annual base salary would be $328,000, with an effective date of June 1, 2018. Prior to the implementation of that adjustment to Mr. Pallé’s annual base salary, the Compensation Committee, after further discussion with Mr. Pallé and after considering the Company’s cash position and commitments for the remainder of 2018, determined to maintain Mr. Pallé’s adjusted annual base salary as it existed as of March 9, 2018 and enter into a bonus arrangement whereby Mr. Pallé would receive a lump sum cash bonus payment of $165,000 in connection with and contingent upon the closing of a sale of the Company’s Old Bridge Facility.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 17 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: August 14, 2018	By:	/s/ Robert J. Pallé
Robert J. Pallé
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.
10.1	Letter Agreement between Blonder Tongue Laboratories, Inc. and Bruce A. Gureck.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 24, 2018.
10.2	Agreement of Sale dated August 3, 2018 between Blonder Tongue Laboratories, Inc. and Jake Brown Rd LLC	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 6, 2018.
31.1	Certification of Robert J.Pallé pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.
101.1	Interactive data files.	Filed herewith.