Form 10-Q
period 2018-09-30
BLONDER TONGUE LABORATORIES INC
filed 2018-11-14
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

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

Number of shares of common stock, par value $.001, outstanding as of November 6, 2018: 9,284,436

The Exhibit Index appears on page 18.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited)
	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$96	$168
Accounts receivable, net of allowance for doubtful accounts of $53 and $180 as of September 30, 2018 and December 31,2017, respectively	2,708	2,621
Inventories, current	5,763	5,496
Prepaid benefit costs	314	314
Prepaid and other current assets	666	351
Total current assets	9,547	8,950
Inventories, net non-current	855	850
Property, plant and equipment, net	2,958	3,106
License agreements, net	18	29
Intangible assets, net	1,312	1,441
Goodwill	493	493
Other assets, net	195	305
	$15,378	$15,174
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,582	$2,487
Current portion of long-term debt	254	249
Accounts payable	1,187	700
Accrued compensation	202	307
Other accrued expenses	251	196
Subordinated convertible debt with related parties	202	-
Total current liabilities	4,678	3,939

Subordinated convertible debt with related parties	-	624
Long-term debt, net of current portion	2,915	3,094
Deferred income taxes	104	104
Total liabilities	7,697	7,761
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding as of September 30, 2018 and December 31, 2017	-	-
Common stock, $.001 par value; authorized 25,000 shares, 9,914 and 8,465 shares issued, 9,684 and 8,211 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	9	8
Paid-in capital	27,768	26,920
Accumulated deficit	(18,418)	(17,821)
Accumulated other comprehensive loss	(854)	(854)
Treasury stock, at cost, 229 and 253 shares as of September 30, 2018 and December 31, 2017, respectively	(824)	(840)
Total stockholders’ equity	7,681	7,413
	$15,378	$15,174

See accompanying notes to unaudited condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$5,626	$5,576	$16,266	$17,713
Cost of goods sold	3,213	3,399	9,439	11,010
Gross profit	2,413	2,177	6,827	6,703
Operating expenses:
Selling	683	631	1,894	1,941
General and administrative	1,102	956	3,135	2,802
Research and development	672	605	1,972	1,877
	2,457	2,192	7,001	6,620
(Loss) earnings from operations	(44)	(15)	(174)	83
Other expense - net	(155)	(138)	(423)	(581)
Change in derivative liability	-	-	-	(142)
Loss before income taxes	(199)	(153)	(597)	(640)
Provision for income taxes	-	-	-	-
Net loss	$(199)	$(153)	$(597)	$(640)
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.07)	$(0.08)
Basic and diluted weighted averages shares outstanding	9,270	8,212	8,836	8,181

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(597)	$(640)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock compensation expense	393	292
Depreciation	235	242
Amortization	160	264
Recovery of bad debt expense	(126)	-
Amortization of loan fees	108	105
Non cash interest expense	32	229
Change in derivative liability	-	142
Changes in operating assets and liabilities:
Accounts receivable	39	(353)
Inventories	(272)	(454)
Prepaid and other current assets	(315)	(59)
Other assets	2	(23)
Accounts payable, accrued compensation and other accrued expenses	437	5
Net cash provided by (used in) operating activities	96	(250)
Cash Flows From Investing Activities:
Purchases of property and equipment	(72)	(100)
Acquisition of licenses	(20)	(60)
Net cash used in investing activities	(92)	(160)
Cash Flows From Financing Activities:
Net borrowings of line of credit	95	307
Repayments of long-term debt	(189)	(166)
Proceeds from exercise of stock options	18	-
Net cash (used in) provided by financing activities	(76)	141
Net decrease in cash	(72)	(269)
Cash, beginning of period	168	468
Cash, end of period	$96	$199
Supplemental Cash Flow Information:
Cash paid for interest	$273	$218
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$15	$10
Conversion of subordinated convertible debt to common stock	$455	$-

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 2, 2018. The results of the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period.

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

Earnings (loss) per share is calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of potential issuances of common shares. The diluted share base excludes incremental shares related to stock options, restricted stock and convertible debt of 1,527 and 3,174 for the three-month periods ended September 30, 2018 and 2017, respectively and 1,406 and 2,983 for the nine-month periods ended September 30, 2018 and 2017, respectively. These shares were excluded due to their antidilutive effect.

(e)	Adoption of Recent Accounting Pronouncements

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This adjustment did not have a material impact on the Company’s Condensed Consolidated Financial Statements. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Revenue Recognition (“Topic 605”). The adoption of Topic 606 did not have a material impact on the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

(f)	Accounting Pronouncements Issued But Not Yet Effective

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting. The guidance in this ASU expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. This amendment will be effective for annual and interim periods beginning after December 31, 2018. The Company does not believe the adoption of ASU 2018-07 will have a material effect on its financial position, results of operations or financial statement disclosure.

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”). This update requires a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities for leases with a lease term of more than twelve months. This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Under prior GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease for us as a lessee depend primarily on the lease’s classification as a finance or operating lease. For both types of leases, we will recognize a right-of-use asset and a lease liability. For capital or finance leases, we will recognize amortization of the right-of-use asset separately from interest expense on the lease liability.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

In July 2018, the FASB issued ASU 2018-11, Leases (“Topic 842”) - Targeted Improvements, which provides another transition method that allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating which transition method it will use.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (“Topic 350”) Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect this new standard will have on its financial position, results of operations or financial statement disclosure.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (“Topic 220”): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements due the presence of a full valuation allowance. The Company does not believe this new guidance will have a material effect on its financial position, results of operations or financial statement disclosures.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Digital video headend products	$2,814	$2,100	$7,899	$7,330
Data products	1,112	1,782	3,566	5,168
HFC distribution products	843	838	2,345	2,545
Analog video headend products	411	324	1,234	1,360
Contract manufactured products	227	244	606	599
Other	219	288	616	711
	$5,626	$5,576	$16,266	$17,713

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

Note 4 – Inventories

Inventories are summarized as follows:

	September 30, 2018	December 31, 2017
Raw Materials	$2,370	$1,869
Work in process	1,913	1,793
Finished Goods	2,335	2,684
	6,618	6,346
Less current inventories	(5,763)	(5,496)
	$855	$850

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

Approximately 45% and 51% of the non-current inventories were comprised of finished goods at September 30, 2018 and December 31, 2017, respectively. The Company has established a program to use interchangeable parts in its various product offerings and to modify certain of its finished goods to better match customer demands. In addition, the Company has instituted additional marketing programs to dispose of the slower moving inventories.

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

Note 5 – Debt

On December 28, 2016, the Company entered into a Loan and Security Agreement (the “Sterling Agreement”) with Sterling National Bank (“Sterling”). The Sterling Agreement provides the Company with a credit facility in an aggregate amount of $8,500 (the “Sterling Facility”), consisting of a $5,000 asset-based revolving line of credit (the “Revolver”) and a $3,500 amortizing term loan (the “Term Loan”). The Sterling Facility expires in December 2019. Interest on the Revolver is variable, based upon the 30-day LIBOR rate (2.26% at September 30, 2018) plus a margin of 4.00%. Interest on the Term Loan also is variable, based upon the 30-day LIBOR rate (2.26% at September 30, 2018) plus a margin of 4.50%. The Term Loan will amortize at the rate of $19 per month. On March 30, 2017, the Company and Sterling entered into a certain First Amendment to Loan and Security Agreement (the “First Amendment”), pursuant to which, among other things, the parties amended the definitions of certain items used in the calculation of the fixed charge coverage ratio, deferred the first measurement period of the financial covenants contemplated by the Sterling Agreement, until January 31, 2017, and modified certain terms relating to permitted investments by the Company. At September 30, 2018 and December 31, 2017, the outstanding balances under the Revolver and the Term Loan were $2,582 and $3,111 and $2,487 and $3,286, respectively. All outstanding indebtedness under the Sterling Agreement is secured by all of the assets of the Company and its subsidiaries.

The Sterling Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, encumbrances on the Company’s assets, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the sale or other disposition of the Company’s assets. In addition, the Company must maintain (i) a fixed charge coverage ratio of not less than 1.1 to 1.0 for any fiscal month (determined as of the last day of each fiscal month on a rolling twelve-month basis, as calculated for the Company and its consolidated subsidiaries) and (ii) a leverage ratio of not more than 2.0 to 1.0 for any fiscal month (determined as of the last day of each fiscal month, as calculated for the Company and its consolidated subsidiaries. At September 30, 2018, the Company was in compliance with all financial covenants under the Sterling Agreement.

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

As of both September 30, 2018 and December 31, 2017, the Subordinated Lenders had advanced $500 to the Company. In addition, $157 and $124 of PIK interest was accrued as of September 30, 2018 and December 31, 2017, respectively. As noted above, in April 2018, $455 under the Subordinated Loan Facility was converted by certain Subordinated Lenders. The Company evaluated the conversion option embedded in the Subordinated Loan Agreement issued in December 2016 in accordance with the provisions of ASC Topic 815, Derivatives and Hedging, and determined that the conversion option had all of the characteristics of a derivative in its entirety and did not qualify for an exception to the derivative accounting rules. Specifically, prior to the adoption of the First Sub-Debt Amendment, pursuant to Section 4.4(e)(ii) of the Subordinated Debt Agreement, the exercise price of the conversion option entitled the Subordinated Lenders to an adjustment of the exercise price in the event that the Company subsequently issued equity securities or equity linked securities at prices more favorable to a new investor than the exercise price of the conversion option embedded in the Subordinated Loan Agreement (the “Price Protection Provision”). Accordingly, the conversion option was not indexed to the Company’s own stock. Due to the derivative treatment of the conversion option, the Company recorded $260 derivative liability at December 31, 2016. On March 21, 2017, the Company, Drake, and the Subordinated Lenders entered into a certain First Amendment to Amended and Restated Convertible Loan and Security Agreement (the “First Sub-Debt Amendment”), pursuant to which the Subordinated Loan Agreement was amended to eliminate the Price Protection Provision, effective as of such date. The First Sub-Debt Amendment also eliminated certain defined terms related to the Price Protection Provision. As a result of the First Sub-Debt Amendment, during the first quarter of 2017, the Company recorded a change in the derivative liability (expense) of $142, the fair value of the liability at the date of the modification and reclassed the aggregate value of the derivative liability at the date of modification in the amount of $402 additional paid-in capital. In addition, during the three months and nine months ended September 30, 2018 and 2017, the Company incurred interest of $6 and $33 and $ 18 and $52, respectively, related to these loans.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 7 – Issuance of Restricted Common Stock

In connection with the hiring of the Company’s new Executive Vice President and Chief Operating Officer (the “COO”), on April 23, 2018, the Company granted the COO 400 shares of restricted common stock at $1.05 per share, with 100 shares vesting on each of the first four one-year anniversaries of his first day of employment with the Company. On August 20, 2018, the COO notified the Company that he was resigning from his position, effective on September 14, 2018, resulting in the 400 shares of restricted stock being forfeited.

Note 8 – Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the three- and nine-month periods ended September 30, 2018 and 2017, this law firm billed the Company approximately $225, $601, $156 and $290, respectively for legal services provided by this firm. Included in accounts payable on the accompanying balance sheets at September 30, 2018 and December 31, 2017, is approximately $156 and $25, respectively, owed to this law firm.

Note 9 – Concentration of Credit Risk

During the three and nine months ended September 30, 2018, one customer represented approximately 23% and 25% and one customer represented approximately 11% and 13% of the Company’s net sales, respectively. During the three and nine months ended September 30, 2017, one customer represented approximately 33% and 34% and one customer represented approximately 10% and 13% of the Company’s net sales, respectively. At September 30, 2018, one customer represented approximately 24%, one customer represented approximately 13% and one customer represented approximately 10% of the Company’s net accounts receivable. At December 31, 2017, one customer represented approximately 26%, one customer represented approximately 19% and two customers each represented approximately 10% of the Company’s net accounts receivable.

Note 10 – Legal Proceedings

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

On August 3, 2018, the Company entered into an Agreement of Sale (the “Sale Agreement”) with Jake Brown Road LLC (“Jake Brown”), providing for the sale of the Old Bridge Facility, pursuant to which Jake Brown has agreed to pay the Company $10,500 at closing, subject to certain adjustments as provided in the Sale Agreement. Completion of the transactions contemplated by the Sale Agreement is subject to a number of closing conditions, including Jake Brown’s satisfactory completion of certain due diligence matters. In addition, in connection with the closing, the Company (as tenant) and the Jake Brown (as Landlord) will enter into a lease (the “Lease”), pursuant to which the Company will continue to occupy, and continue to conduct its manufacturing, engineering, sales and administrative functions in, the Old Bridge Facility. The Lease will have an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of $837 for the first year of the Lease, with the amount of the base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. On September 20, 2018, the parties agreed to an extension of the due diligence period under the Sale Agreement, and on October 8, 2018 the parties entered into a further amendment of the Sale Agreement to, among other things, extend the closing date for completion of the transactions contemplated by the Sale Agreement to no later than the January 10, 2019, unless on or before the close of business on January 4, 2019, Jake Brown notifies the Company that it requires up to an additional twenty calendar days to close and provides an additional extension deposit.

In October 2018, in connection with the hiring of the Company’s new Executive Vice President and COO, the Company granted the COO options to purchase 500 shares of the Company’s common stock, with 100 options vesting on each of the first two one-year anniversaries of his first day of employment with the Company and an additional 150 options vesting on each of the third and fourth year anniversaries of his first day of employment with the Company.

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

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $2,814,000 and $2,100,000 in the third three months of 2018 and 2017, respectively and $7,899,000 and $7,330,000 in the first nine months of 2018 and 2017, respectively. Sales of analog video headend products were $411,000 and $324,000 in the third three months of 2018 and 2017, respectively and $1,234,000 and $1,360,000 in the first nine months of 2018 and 2017, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $227,000 and $244,000 in the third three months of 2018 and 2017, respectively and $606,000 and $599,000 in the first nine months of 2018 and 2017, respectively. Sales to VBrick for sub-assemblies were not material in the third three months or first nine months of 2018 or 2017.

Results of Operations

Third three months of 2018 Compared with third three months of 2017

Net Sales. Net sales increased $50,000, or 0.9%, to $5,626,000 in the third three months of 2018 from $5,576,000 in the third three months of 2017. The increase is primarily attributed to an increase in sales of digital video headend products offset in part by a decrease in sales of data products. Sales of digital video headend products were $2,814,000 and $2,100,000, and data products were $1,112,000 and $1,782,000 in the third three months of 2018 and 2017, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $3,213,000 for the third three months of 2018 from $3,399,000 for the third three months of 2017 and decreased as a percentage of sales to 57.1% from 61.0%. The decrease was primarily due to a more favorable product mix. The decrease as a percentage of sales was primarily attributed to an overall reduction in manufacturing overhead, as well as a more favorable product mix.

Selling Expenses. Selling expenses increased to $683,000 for the third three months of 2018 from $631,000 in the third three months of 2017 and increased as percentage of sales to 12.1% for the third three months of 2018 from 11.3% for the third three months of 2017. The $52,000 increase was primarily the result of an increase in department supplies of $56,000 and salaries and fringe benefits of $24,000.

General and Administrative Expenses. General and administrative expenses increased to $1,102,000 for the third three months of 2018 from $956,000 for the third three months of 2017 and increased as a percentage of sales to 19.6% for the third three months of 2018 from 17.1% for the third three months of 2017. The $146,000 increase was primarily the result of an increase in salaries and fringe benefits of $114,000 due to an increase in headcount and an increase in professional fees of $95,000.

Research and Development Expenses. Research and development expenses increased to $672,000 in the third three months of 2018 from $605,000 in the third three months of 2017 and increased as a percentage of sales to 11.9% for the third three months of 2018 from 10.9% for the third three months of 2017. This $67,000 increase is primarily the result of an increase in salaries and fringe benefits of $93,000 due to an increase in headcount, offset, in part, by a decrease in department supplies of $33,000.

Operating Loss. Operating loss of $44,000 for the third three months of 2018 represents a decrease from the operating loss of $15,000 for the third three months of 2017. Operating loss as a percentage of sales was (0.8)% in the third three months of 2018 compared to (0.3)% in the third three months of 2017.

Interest Expense. Interest expense increased to $155,000 in the third three months of 2018 from $138,000 in the third three months of 2017. The increase is primarily the result of higher interest rates and higher average borrowing.

First nine months of 2018 Compared with first nine months of 2017

Net Sales. Net sales decreased $1,447,000, or 8.2%, to $16,266,000 in the first nine months of 2018 from $17,713,000 in the first nine months of 2017. The decrease is primarily attributed to a decrease in sales of data products, analog video head products and HFC distribution products offset in part by an increase in digital video headend products. Sales of data products were $3,566,000 and $5,168,000, analog video headend products were $1,234,000 and $1,360,000, HFC distribution products were $2,345,000 and $2,545,000 and digital video headend products were $7,899,000 and $7,330,000, in the first nine months of 2018 and 2017, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $9,439,000 for the first nine months of 2018 from $11,010,000 for the first nine months of 2017 and decreased as a percentage of sales to 58.0% from 62.2%. The decrease was primarily due to a reduction in sales. The decrease as a percentage of sales was primarily attributed to an overall reduction in manufacturing overhead, as well as a more favorable product mix.

Selling Expenses. Selling expenses decreased to $1,894,000 for the first nine months of 2018 from $1,941,000 in the first nine months of 2017 but increased as a percentage of sales to 11.6% for the first nine months of 2018 from 11.0% for the first nine months of 2017. The $47,000 decrease was primarily the result of a decrease in freight expense of $45,000, a decrease in commissions of $50,000 and a decrease in royalties of $25,000 offset in part by an increase in salaries and fringe benefits of $38,000 and department supplies of $38,000.

General and Administrative Expenses. General and administrative expenses increased to $3,135,000 for the first nine months of 2018 from $2,802,000 for the first nine months of 2017 and increased as a percentage of sales to 19.3% for the first nine months of 2018 from 15.8% for the first nine months of 2017. The $333,000 increase was primarily the result of an increase in salaries and fringe benefits of $264,000 due to an increase in headcount, an increase in professional fees of $115,000 and an increase in travel and entertainment of $42,000 offset in part by a decrease in recovery of bad debts of $126,000.

Research and Development Expenses. Research and development expenses increased to $1,972,000 in the first nine months of 2018 from $1,877,000 in the first nine months of 2017 and increased as a percentage of sales to 12.1% for the first nine months of 2018 from 10.6% for the first nine months of 2017. This $95,000 increase is primarily the result of an increase in department supplies of $47,000, an increase in labor related to product software revisions of $27,000 and an increase in salaries and fringe benefits of $111,000 due to an increase in headcount, offset in part by a decrease in amortization expense of $105,000 relating to license fees.

Operating (Loss) Income. Operating loss of $(174,000) for the first nine months of 2018 represents a decrease from operating income of $83,000 for the first nine months of 2017. Operating (loss) income as a percentage of sales was (1.1)% in the first nine months of 2018 compared to 0.5% in the first nine months of 2017.

Interest Expense. Interest expense decreased to $423,000 in the first nine months of 2018 from $581,000 in the first nine months of 2017. The decrease is primarily the result of the accretion of the debt discount related to the former derivative liability of $177,000 in the first nine months of 2017 which does not exist in 2018, offset by higher interest rates and higher average borrowing.

Liquidity and Capital Resources

As of September 30, 2018, and December 31, 2017, the Company’s working capital was $4,869,000 and $5,011,000, respectively. The decrease in working capital is primarily due to an increase of accounts payable of $487,000, offset by an increase in prepaid expenses of $315,000 and inventory of $267,000.

The Company’s net cash provided by operating activities for the nine-month period ended September 30, 2018 was $96,000 primarily due to an increase in accounts payable, accrued compensation and other accrued expenses of $437,000 offset, in part, by a net loss of $597,000. The Company’s net cash used in operating activities for the nine-month period ended September 30, 2017 was $250,000 primarily due to a net loss of $640,000, an increase of inventories of $426,000 and an increase in accounts receivable of $353,000 offset by non-cash adjustments of $1,246,000.

Cash used in investing activities for the nine-month period ended September 30, 2018 was $92,000, of which $72,000 was attributable to capital expenditures and $20,000 was attributable to additional license fees. Cash used in investing activities for the nine-month period ended September 30, 2017 was $160,000, of which $60,000 was attributable to additional license fees and $100,000 was attributable to capital expenditures.

Cash used in financing activities was $76,000 for the first nine months of 2018, which was comprised of repayments of debt of $189,000 offset by net borrowings under the line of credit of $95,000, and proceeds from the exercise of stock options of $18,000. Cash provided by financing activities was $141,000 for the first nine months of 2017, which was comprised of net borrowings on the Revolver of $307,000 offset by repayments of long-term debt of $166,000.

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

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the Sterling Facility. As of September 30, 2018, the Company had approximately $2,582,000 outstanding under the Revolver and $320,000 of additional availability for borrowing under the Revolver, as well as $202,000 outstanding under the Subordinated Loan Facility.

On August 3, 2018, the Company entered into an Agreement of Sale (the “Sale Agreement”) with Jake Brown Road LLC (“Jake Brown”), providing for the sale of the Old Bridge Facility, pursuant to which Jake Brown has agreed to pay the Company $10,500,000 at closing, subject to certain adjustments as provided in the Sale Agreement. Completion of the transactions contemplated by the Sale Agreement is subject to a number of closing conditions, including Jake Brown’s satisfactory completion of certain due diligence matters. In addition, in connection with the closing, the Company (as tenant) and the Jake Brown (as Landlord) will enter into a lease (the “Lease”), pursuant to which the Company will continue to occupy, and continue to conduct its manufacturing, engineering, sales and administrative functions in, the Old Bridge Facility. The Lease will have an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of $836,855.50 for the first year of the Lease, with the amount of the base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. On September 20, 2018, the parties agreed to an extension of the due diligence period under the Sale Agreement, and on October 8, 2018 the parties entered into a further amendment of the Sale Agreement to, among other things, extend the closing date for completion of the transactions contemplated by the Sale Agreement to no later than the January 10, 2019, unless on or before the close of business on January 4, 2019, Jake Brown notifies the Company that it requires up to an additional twenty calendar days to close and provides an additional extension deposit. Assuming the sale closes, the Company currently expects to use the net proceeds to repay outstanding amounts under the Sterling Facility and the Subordinated Loan Facility (to the extent the holders of the convertible subordinated indebtedness do not convert all or part of the indebtedness into shares of the Company’s common stock). The Company currently intends to use any remaining proceeds for working capital and other general corporate purposes.

Even without the sale of the Old Bridge Facility as discussed above, the Company believes it has the ability to sustain its operations and satisfy its obligations in the normal course of business for at least one year from the issuance date of this filing.

The Company’s primary obligations are for payment of interest and principal on the Sterling Facility, which expires on December 28, 2019, and the Subordinated Loan Facility, which expires on March 28, 2019. Repayment of the Subordinated Loan Facility is subject to the prior payment, satisfaction and discharge of the Sterling Facility. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $72,000 and $138,000 in the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. The Company expects to use cash generated from operations, amounts available under the Sterling Facility and purchase-money financing to meet its debt obligations and any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2018.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in the Company’s Form 10-K for the year ended December 31, 2017. Other than as set forth below, there are no material changes from the risk factors included in Form 10-K for the year ended December 31, 2017.

Increased tariffs or other trade actions could adversely affect our business.

There is currently significant uncertainty about the future relationship between the United States and China with respect to trade policies and tariffs. We source a variety of finished products and component parts from China. Although we currently believe that most of those products are not subject to tariffs, we cannot assure you that governmental authorities will agree with that position or that future actions may be taken by the United States or China to impose tariffs on those products and components or otherwise affect our ability to source those products and components, which could have an adverse effect on our future operations. In addition, certain of the products we obtain from China are currently subject to tariffs. Although we do not expect that the currently-applicable tariffs will have an adverse effect on our results of operations, we have raised prices on certain products to attempt to offset the effect of those tariffs, and we are also considering alternative sources of supply from manufacturers in other countries and moving certain manufacturing activities to our Old Bridge facility as additional ways to mitigate the effect of those tariffs. If our expectations regarding the effect of the currently-applicable tariffs prove to be incorrect and we are unable to offset or mitigate the effects of those tariffs, our future operating results may be adversely affected.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 18 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: November 14, 2018	By:	/s/ Robert J. Pallé
Robert J. Pallé
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.

10.1	Letter Agreement between Blonder Tongue Laboratories, Inc. and Ronald V. Alterio.	Filed herewith.

10.2	Agreement of Sale dated August 3, 2018 between Blonder Tongue Laboratories, Inc. and Jake Brown Rd LLC	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 6, 2018.

10.3	Sale Agreement Extension dated as of September 20, 2018, between Blonder Tongue Laboratories, Inc. and Jake Brown Rd LLC	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 21, 2018.

31.1	Certification of Robert J. Pallé pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.

101.1	Interactive data files.	Filed herewith.