Form 10-K
period 2018-12-31
BLONDER TONGUE LABORATORIES INC
filed 2019-04-01
CIK 1000683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018, OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018: $5,160,649

Number of shares of common stock, par value $.001, outstanding as of March 25, 2019: 9,595,215

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 30, 2019 are incorporated by reference into Part III of this report.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K of Blonder Tongue Laboratories, Inc., a Delaware Corporation (“Blonder Tongue” or the “Company”), contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the sections entitled Item 1 - Business, Item 1A - Risk Factors, Item 3 - Legal Proceedings and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as may be required under applicable law. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission.

i

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

From the cable television pioneers that founded the Company in 1950, to the highly experienced research and development team that creates new products today, the Company’s success stems from listening to the needs of its customers, providing quality products to meet those needs and supporting those products after delivery. For over 65 years Blonder Tongue has been providing innovative solutions based on continually advancing technology, enabling the Company to maintain its position as a leader in many of the CIE markets it serves. Since its founding, Blonder Tongue has continued to keep abreast of evolving technologies, from analog to digital television, Hybrid-Fiber Coax (“HFC”) networks with Quadrature Amplitude Modulation (“QAM”) edge devices, High Definition (“HD”) and Ultra HD (4K) encoding and transcoding, IPTV processing and distribution, and Multiscreen Adaptive Bit Rate based services.

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

While residential growth remains relatively flat, the CIE environment is growing ($10.95 billion in 2018, up from $10.44 billion in 2017). The CIE market segments that the Company serves have been focused on the migration to IPTV networks. The Company has expanded its video product line portfolio to address the growth of IP streaming. The Company’s recently introduced Scalable Transcode-Encoder Platform (“STEP”) transcodes HD/SD video content to Adaptive Bit Rate video profiles supporting multi-screen protocols for further processing into the operator’s multiscreen work flow. The Company has collaborated with cable television (“CATV”) Multiple System Operators (“MSOs”) to produce a cost-effective encoder for IP support of Public Education Government (“PEG”) video content. A custom hotel guide solution was developed for MSOs, enabling them to extract guide source data from the headend and transmit it over traditional HFC networks to produce a custom hotel guide at a lower price than the traditional third-party guide solutions. The Company introduced in 2017 the NeXgen Gateway (“NXG”) product line to specifically address the service provider challenges of migrating from traditional CATV HFC based topologies and technologies, to Internet Protocol (“IP”) based topologies and technologies. As the industry adopts Ultra-HD (4K) and High Efficiency Video Coding (“HEVC”) encoding, the Company plans to produce products to support its traditional customers as well as new customers. While already experiencing full scale commercialization in international markets, the United States market continues to increasingly embrace IPTV technology. The worldwide market now has over 208 million IPTV subscribers and is projected to have 229 million by 2020.

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

The Company has entered into and renewed several agreements through which it has acquired rights to use and incorporate certain proprietary technologies in its digital encoder line of products, including:

1.	Implementation and System License Agreement with Dolby Laboratories Licensing Corporation (“Dolby Labs”) for Dolby Digital Plus Professional Encoder, 5.1 and 2 channel licensed technology.

2.	License Agreement with LG Electronics as a Pro:Idiom content Protection System Manufacturer.

3.	Ownership from the Motion Picture Experts Group of an MPEG-2 4:2:2 Profile High Level Video Encoder IP core.

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

The LG Electronics license agreement provides the Company with certain technology necessary for production of EdgeQAM devices for the hospitality industry. Consequently, content can be transferred through and among these devices only if incorporating this technology.

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

The MPEG-2 Encoder IP core has a unique compression engine capable of creating HD MPEG-2 real-time encoding of a single channel of 1080i/720p/480i video. The use of this real-time encoding technique enables the Company to provide broadcast MPEG-2 HD and SD encoding. MPEG-2 is widely used as the format of digital television signals that are broadcast by terrestrial (over-the-air), cable, and direct broadcast satellite TV systems. The Company’s revenues for digital encoders were $6,873,000 in 2018 and $6,957,000 in 2017.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $793,000 and $840,000 in 2018 and 2017, respectively. Sales to VBrick for sub-assemblies were not material in 2018 or 2017.

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

The functions and features of the NXG product line are specifically targeted to deliver comprehensive and cost-effective solutions to all the market needs described in the forgoing paragraphs

A key component of the Company’s growth strategy is to leverage its reputation across a comprehensive product line, offering one-stop-shop convenience to the cable, broadcast and professional markets and delivering products having a high performance-to-cost ratio. The Company has historically enjoyed, and continues to enjoy, a leading position in many of the CIE and residential market segments that it serves.

Markets Overview

The television industry has been dominated by traditional cable operators, who subsequently expanded into high-speed internet and telephony services. The penetration of wireless and direct-broadcast satellite (“DBS”) (such as DIRECTV® and DISH Network®) in the video market, while reduced, still has a combined subscriber count of almost 30.7 million. Telephone companies (i.e. Verizon and AT&T) also compete with cable operators for services on a national level, delivering video, high-speed internet and telephony services direct to the home or to the curb with an estimate of over 8.3 million subscribers.

With IPTV technology comes additional market pressures and opportunities. First, there is the matter of alternative TV services riding “Over the Top” of existing infrastructures (“OTT television”), where the delivered video is not part of the service provider’s own video service. Examples include Web-delivered video such as Netflix, Hulu and Apple TV. Cable, satellite and telco service providers will need to innovate to provide additional service offerings to compete with lower cost OTT television providers (subscribers exceeding 266 million). In addition, content providers such as HBO, SHOWTIME and CBS have deployed their own streaming services, without requiring a cable TV subscription. Streaming service subscribers are now larger than cable TV subscribers. With the advent of “TV Everywhere”, where video is displayed not only on the traditional television, but also on personal computers and mobile devices, cable operators are trying to tackle not only technological challenges associated with these offerings, but also content management and customer authentication. The idea that the consumer is at the center, and not the hardware or the network, is revolutionizing how video (and media) content is delivered.

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

More recently, the competition among cable providers to the hospitality industry has shifted from emphasis on VOD, to providing an ever-increasing number of HD programs free to each guest room and the capability of offering OTT television. The Company believes that the demand for HD based headends that support free-to-guest service and OTT television, will continue to grow for several years. The rate of growth is limited by the costs associated with replacing all televisions in a hotel with flat screen Pro:Idiom compatible televisions, the infrastructure required to support OTT television, authentication and system management issues. For several years, the Company has been providing a unique system solution to the largest hotelier worldwide through the Company’s network of hotelier approved system integrator and operator customers. The system consists of DOCSIS 3.0/3.1 compliant cable modem termination systems (“CMTS”) and cable modems (“CM”) and is unique in that it is the only system approved by that hotelier that is able to provide a combination of the following services: linear TV, OTT, DOCSIS-based ethernet, and WiFi from a common mini-CATV-type HFC-based infrastructure.

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

Key Products

Blonder Tongue’s products can be separated according to function and technology. Four key categories account for the majority of the Company’s revenue–Digital Video Headend, Analog Video Headend, HFC Distribution and Data:

● Digital Video Headend Products are used by a system operator for acquisition, processing, compression, encoding and management of digital video. The headend is the center of a digital television system. It is the central location where multiple programs are received and, through additional processing, allocated to specific channels for digital distribution. Blonder Tongue continues to expand its Digital Product offerings to meet the evolving needs of its customers, which is expected to continue for years to come. We offer a broad line of HD and SD, MPEG-2 and MPEG-4/H.264 encoders optimized for the CIE environment. One example is a line of enhanced encoders optimized for the extreme demands of broadcasting live sports, another is a cost effective MPEG-2/H.264 encoder for IP support of PEG channels. The Company’s STEP and custom hotel guide products were developed to provide solutions for certain additional needs of the Company’s customers and customer prospects, that the Company believes were not being met in a cost effective manner by the Company’s competitors. IP interfaces have been added to a wide range of products to help in the migration to IPTV. One such example is the AQT8, a multichannel 8VSB/QAM-IP transcoder that receives off-air broadcast signals and transcodes them for coax and IP distribution. Other lines of digital products provided by Blonder Tongue and Drake include EdgeQAM devices and Satellite Quadrature Phase Shift Key (“QPSK”) to QAM transcoders.

The NXG is a powerful, two-way, forward looking platform that is ideal for delivering next generation entertainment services to both enterprise and residential locations, including hospitality, educational, MDU, healthcare, business parks, institutional, and sports venues, aptly described as “pocket community” settings. The goals of NXG are to addresses the service provider challenges of (a) migrating from traditional CATV transmission such as fiber and coaxial cable, to fully IP based transmission, and (b) migrating from traditional content protection, such as Arris DigiCipher®, Cisco PowerKEY®, and Pro:Idiom®, the IP based digital rights management (“IP-DRM”)- content protection systems of the future, such as Adobe DRM®, Verimatrix®, Widevine®, and IP Pro:Idiom®. In order to accomplish those goals, NXG was designed to be an anything-in to anything-out product. As a consequence of the foregoing, NXG is a 100% fully modular, passive-back-plane-based product that enables the service providers to (a) easily and seamlessly accomplish the migration described in the forgoing, and (b) to most cost effectively and seamlessly address what may become any future, unforeseen, prospective transmission and content protection migrations. Unlike many other competing products, all “active” electronic components in the NXG product reside in their respective modules. There are no active components in either the rack-chassis or backplane. The Company’s plan is for the functionality of all of the standalone key signal processing products described in the following paragraphs to be, over time, migrated and subsumed into the NXG product line.

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

Digital Video Headend Product use continues to expand in all of the Company’s primary markets, bringing more advanced technology to consumers and operators. It is expected that this area will continue to be a major component of the Company’s business. The Company’s Digital Video Headend Products accounted for approximately 48% and 41% of the Company’s revenues in 2018 and 2017, respectively.

● Analog Video Headend Products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Among the products offered by the Company in this category are pre-fabricated headends to accommodate legacy analog TV systems, modulators, demodulators, and processors. The Company’s Analog Video Headend Products accounted for approximately 8% of the Company’s revenues in both 2018 and 2017.

● HFC Distribution Products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Among the products offered by the Company in this category are broadband amplifiers, directional taps, splitters and wall outlets for coax distribution and fiber optic transmitters, receivers (nodes), and couplers. In cable television systems, the HFC distribution products are either mounted on exterior utility poles or encased in pedestals, vaults or other security devices. In CIE systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coax cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company’s HFC Distribution Products accounted for approximately 15% and 14% of the Company’s revenues in 2018 and 2017, respectively.

● Data Products give service providers, integrators, and premise owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU’s, and college campuses using IP technology. Among the products offered by the Company are CMTS and CM. The Company’s Data Products accounted for approximately 21% and 30% of the Company’s revenues in 2018 and 2017, respectively.

● Other Products. There are a variety of other products that the Company sells to a lesser degree, either to fill a customer need or where sales have reduced due to changes in Company direction, technology, or market influences. Sales of products in these categories contributed less significantly to the Company’s revenues in 2018 and 2017 and are expected to remain this way for 2019. These products include:

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

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products to accommodate customer demand for greater capability, (iii) license new technologies, and (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources. Research and development projects are often initially undertaken at the request of and in an effort to address the particular needs of the Company’s customers and customer prospects, with the expectation or promise of substantial future orders. Projects may also result from new technologies that become available, or new market applications of existing technology. In the new product development process, the vast experience of the Company’s Engineering Group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace. Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and lowering production costs. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties. The Company will also license technology if it can obtain technology more quickly, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party. There were 17 employees in the research and development department of the Company at December 31, 2018, including three employees located at the Company’s facility in Springboro, Ohio and four employees located at the Company’s facility in Ft. Wayne, Indiana.

Marketing and Sales

Blonder Tongue markets and sells its products for use in a wide range of traditional and CIE markets, including traditional cable television, MDU, lodging/hospitality, and institutional (schools, hospitals and prisons). The Company also sells into a multitude of niche CIE markets such as sports arenas and the cruise ship industry. Sales are made directly to customers by the Company’s internal sales force, as well as through Premier Authorized Stocking Distributors. The Company instituted its Premier Distributor Program in 2007, through which a limited group of larger distributors who stock a significant amount of the Company’s products in their inventory (Premier Authorized Stocking Distributors) are given access to a special purchase incentive program allowing them to achieve volume price concessions measured on a year-to-year basis. Sales to Premier Authorized Stocking Distributors accounted for approximately 32% and 31% of the Company’s revenues for 2018 and 2017, respectively. These Premier Authorized Stocking Distributors serve multiple markets. Direct sales to cable operators and system integrators accounted for approximately 16% and 10% of the Company’s revenues for 2018 and 2017, respectively.

The Company’s sales and marketing function is performed predominantly by its internal sales force. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities. The Company’s internal sales force consists of 14 employees, including four salespersons in Old Bridge, NJ, one salesperson in Round Rock, TX, one salesperson in Seminole, FL, one salesperson in Springboro, OH, one salesperson in Peterborough, Ontario, Canada, one sales-support person in Springboro, OH, one sales-support person in Cape Coral, FL and four sales-support personnel at the Company’s headquarters in Old Bridge, New Jersey.

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

Customers

Blonder Tongue has a diverse customer base, which in 2018 consisted of approximately 187 active accounts. Approximately 54% and 63% of the Company’s revenues in 2018 and 2017, respectively, were derived from sales of products to the Company’s five largest customers. World Cinema, Inc. and Toner Cable Equipment, Inc. accounted for approximately 23% and 14%, respectively, of the Company’s revenues in 2018 and approximately 34% and 13%, respectively, of the Company’s revenues in 2017. None of these customers are obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period. Accordingly, there can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period; however, the Company currently anticipates that Toner Cable Equipment, Inc. and World Cinema, Inc. will continue to account for a significant portion of the Company’s revenues in future periods. See disclosure below in “Risk Factors – Any substantial decrease in sales to our largest customers may adversely affect our results of operations or financial condition” for further details.

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

The Company’s revenues are derived primarily from customers in the continental United States; however, the Company also derives some revenues from customers in other geographical markets, primarily Canada and to a much more limited extent, in developing countries. Sales to customers outside of the United States represented approximately 4% and 7% of the Company’s revenues in 2018 and 2017, respectively. All of the Company’s transactions with customers located outside of the United States have historically been denominated in U.S. dollars. As such, the Company has had no material foreign currency transactions from which it derives revenues. However, the Company derived certain relatively limited sales from customers located in Canada during 2018 and 2017 denominated in Canadian Dollars. Transactions denominated in foreign currencies have certain inherent risks associated with them due to currency fluctuations. See “Risk Factors” below for more detail on the risks associated with foreign currency transactions.

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

Since 2008, the Company has obtained and renewed licenses for a variety of technologies in concert with its digital encoder line of products. The licenses are from a number of companies including LG Electronics (expires December 2019). These standard licenses are all non-exclusive and require payment of royalties based upon the unit sales of the licensed products. With regard to the licenses expiring in 2019, the Company expects to renew these standard licenses on similar terms to those presently in force. For additional information regarding these licenses, see “Introduction – Overview” starting on page 3.

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

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2018 and does not anticipate incurring in 2019, material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2019. The Company intends to renew this permit.

Employees

As of February 28, 2019, the Company employed approximately 117 people, including 69 in manufacturing, 17 in research and development, 4 in quality assurance, 16 in sales and marketing, and 11 in a general and administrative capacity. Substantially all of these employees are full time employees. Thirty-two of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a labor agreement with the Company that is scheduled to expire in February 2023.

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

Approximately 54% and 63% of our revenues in 2018 and 2017, respectively, were derived from sales of products to the Company’s five largest customers. None of these customers are obligated to purchase any specified amount of products or to provide the Company with binding forecasts of product purchases for any future period. Accordingly, there can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period.

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

In addition, three and four of our customers, respectively accounted for approximately 47% and 65% of our outstanding trade accounts receivable at December 31, 2018 and 2017, respectively. Any substantial decrease or delay in sales to one or more of our leading customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us, or our inability to develop solid relationships with integrators that may replace the present leading customers, could have a material adverse effect on our results of operations and financial condition.

An inability to reduce expenses or increase revenues may cause continued net losses.

We have had losses each year since 2010, including a net loss of $1,416,000 for the year ended December 31, 2018. While management believes its ongoing efforts to reduce expenses and increase revenues will improve profitability, there can be no assurance that these actions will be successful. Failure to reduce expenses or increase revenues could have a material adverse effect on our results of operations and financial condition.

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

The vast majority of our revenues in 2018 and 2017 came from sales of our products for use by cable infrastructure operators. Demand for our products depends to a large extent upon capital spending on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including:

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

These restrictions in the Sterling Agreement may limit our ability to engage in certain transactions that could be beneficial to us and our stockholders. In addition, the Sterling Agreement also requires us to meet certain financial covenants. At December 31, 2018 and January 31, 2019, we were not in compliance with the fixed charge coverage ratio covenant under the Sterling Agreement. Although Sterling has provided a waiver of this non-compliance, a failure by us to comply with the financial or other covenants under the Sterling Agreement in the future could result in an event of default, an inability to make further borrowings under the Sterling Agreement or a termination of the Sterling Agreement by Sterling. In connection with the waiver of our non-compliance, we have entered into an amendment to the Sterling Agreement that includes certain minimum liquidity requirements that will effectively reduce the amount we are able to borrow, which could adversely affect our ability to fully fund our planned operations. In the event of a default, Sterling could elect to declare all borrowings, accrued and unpaid interest and other fees outstanding, due and payable and require us to use available cash to repay these borrowings, which could have a material adverse effect on our operations and financial condition. If Sterling terminates the Sterling Agreement or further limits our ability to borrow under the Sterling Agreement as a result of any failures to comply with any covenants, or if we are unable to extend the Sterling Agreement when the Sterling Facility matures in December 2019, we would seek new debt financing arrangements. We cannot assure you that new debt financing will be available to us on acceptable terms or at all. In addition, new debt financing, if available, could impose payment obligations, covenants and operating restrictions that are more onerous than under the Sterling Agreement, which could adversely affect our operations and financial condition.

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

Historically the Company has had limited exposure to currency fluctuations since transactions with customers located outside the United States have generally been denominated in U.S. Dollars. The Company incurs certain expenses which are denominated in Canadian Dollars in connection with its sales and product distribution in Canada. In addition, the Company incurs certain expenses denominated in Renminbi (“RMB”) in connection with its contract manufacturing activities in the PRC. The Company’s functional currency is the U.S. Dollar. Accordingly, any expense denominated in Canadian Dollars or RMB needs to be translated into U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between the Canadian Dollar and the U.S. Dollar and the RMB and U.S. Dollar in recent years have fluctuated significantly and may do so in the future. We do not engage in currency hedging activities to limit the risks of currency fluctuations. Currency fluctuations could adversely impact our results of operations, cash flows and financial position.

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

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. We do not anticipate material capital expenditures during 2019 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

Our directors and officers beneficially own, or have the right to vote, in the aggregate, approximately 52% of our Common Stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.

Delays or difficulties in negotiating a labor agreement or other difficulties in our relationship with our union employees may cause an adverse effect on our manufacturing and business operations.

All of our direct labor employees located at the Old Bridge, New Jersey facility are members of the International Brotherhood of Electrical Workers Union, Local 2066 (the “Union”), under a collective bargaining agreement, which expires in February 2023. In connection with any renewal or renegotiation of the labor agreement upon its termination, there can be no assurance that work stoppages will not occur or that we will be able to agree upon terms for future agreements with the Union. Any work stoppages could have a material adverse effect on our business operations, results of operations and financial condition.

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

The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which currently is owned by the Company. As discussed in further detail below, the Company has sold the Old Bridge Facility and leased back a substantial portion of the premises. The Old Bridge Facility was encumbered by a mortgage held by Sterling National Bank, securing the obligations of the Company to Sterling under the Sterling Agreement, which includes the principal amount of $3,053,000 under the term loan portion of the Sterling Agreement as of December 31, 2018, and by a mortgage held by the Subordinated Lenders (defined in Item 7 below) securing the Subordinated Loan Facility (defined in Item 7 below) in the principal amount of up to $750,000, of which $100,000 (plus accrued unpaid interest) is outstanding as of December 31, 2018. The mortgages were released in connection with the Company’s repayments of amounts due under the Sterling Agreement and the Subordinated Loan Facility, which repayments occurred upon the closing of the sale of the Old Bridge Facility. In addition, the Company leases an engineering and sales facility consisting of one building totaling approximately 7,500 square feet in Springboro, Ohio. The lease for this facility expires in October, 2021. The total lease obligation for the Springboro, Ohio facility will be approximately $49,000 during 2019. Further, the Company leases an engineering facility consisting of one building totaling approximately 2,400 square feet in Fort Wayne, Indiana. The lease for this facility expires in May, 2020. The total lease obligation for the Fort Wayne, Indiana facility will be approximately $38,000 during 2019. Management believes that these facilities are adequate to support the Company’s anticipated needs in 2019.

On February 1, 2019, the Company completed the sale of the Old Bridge Facility to Jake Brown Road, LLC (the “Buyer”). In addition, in connection with the completion of the sale, the Company and the Buyer (as landlord) entered into a lease (the “Lease”), pursuant to which the Company will continue to occupy, and continue to conduct its manufacturing, engineering, sales and administrative functions in the Old Bridge Facility.

The sale of the Old Bridge Facility was made pursuant to an Agreement of Sale dated as of August 3, 2018 (the “Initial Sale Agreement”), as amended by an Extension Letter Agreement dated as of September 20, 2018, the Second Amendment to Agreement of Sale dated as of October 8, 2018 and the Third Amendment to Agreement of Sale dated as of January 30, 2019 (the Initial Sale Agreement together with the Extension Letter Agreement, Second Amendment to Agreement of Sale and Third Amendment to Agreement of Sale, collectively, the “Sale Agreement”). Pursuant to the Sale Agreement, at closing, Buyer paid the Company $10,500,000. In addition, at closing, the Company advanced to the Buyer the sum of $130,000, representing a preliminary estimate of the Company’s share (as a tenant of the Old Bridge Facility following closing) of property repairs, as contemplated by the Sale Agreement.  The Company recognized a gain of $7,909,000 in connection with the sale.

As previously disclosed, the Lease will have an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of $836,855.50 for the first year of the Lease, with the amount of the base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent.

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

Trading Market

The Company’s Common Stock has been traded on the NYSE American (formerly the NYSE MKT) since the Company’s initial public offering on December 14, 1995. The Company’s Common Stock is traded under the symbol “BDR”.

As of March 15, 2019, the Company had 79 holders of record of the Common Stock. Since a portion of the Company’s Common Stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

Share Repurchases

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300,000 of its outstanding Common Stock (the “2002 Program”). On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100,000 shares of its outstanding Common Stock (the “2007 Program”). As of December 31, 2018, the Company can purchase up to $72,000 of its Common Stock under the 2002 Program and up to 100,000 shares of its Common Stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. The Sterling Agreement currently prohibits the Company from repurchasing shares of its Common Stock, whether under the 2002 Program and the 2007 Program or otherwise. During 2018 and 2017, the Company did not purchase any of its Common Stock under the 2002 Program or the 2007 Program.

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

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue. Accordingly, any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. Sales of digital video headend products were $10,494,000 and $9,438,000 and sales of analog video headend products were $1,661,000 and $1,819,000 in 2018 and 2017, respectively.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $791,000 and $840,000 in 2018 and 2017, respectively. Sales to VBrick for sub-assemblies were not material in 2018 or 2017.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales.

	Year Ended December 31,
	2018	2017
Net sales	100.0%	100.0%
Costs of goods sold	61.2	61.6
Gross profit	38.8	38.4
Selling expenses	11.3	10.7
General and administrative expenses	19.5	15.2
Research and development expenses	11.9	10.5
(Loss) earnings from operations	(3.9)	2.0
Other expense, net	2.6	3.7
Loss before income taxes	(6.5)	(1.7)
Provision (benefit) for income taxes	(0.1)	(0.1)
Net loss	(6.4)	(1.6)

2018 Compared with 2017

Net Sales. Net sales decreased $1,576,000 or 6.8% to $21,707,000 in 2018 from $23,283,000 in 2017. The decrease is primarily attributable to a decrease in sales of data products offset, in part, by an increase in sales of digital video headend products. Sales of data products were $4,583,000 and $6,942,000 and sales of digital video headend products were $10,494,000 and $9,438,000 in 2018 and 2017, respectively. The Company has experienced and expects to continue to experience a shift in product mix from analog products to digital products.

Cost of Goods Sold. Cost of goods sold decreased to $13,288,000 in 2018 from $14,347,000 in 2017 and decreased as a percentage of sales to 61.2% from 61.6%. The dollar decrease is primarily attributable to a decrease in sales. The decrease as a percentage of sales is attributable to a more favorable product mix, as sales of digital video headend products comprised a greater percentage of sales in 2018. The Company expects cost of goods sold as a percentage of sales to go up during 2019.

Selling Expenses. Selling expenses decreased to $2,461,000 in 2018 from $2,492,000 in 2017 and increased as a percentage of sales to 11.3% for 2018 from 10.7% for 2017. This $31,000 decrease is primarily attributable to a decrease in commissions of $48,000, a decrease in freight expense of $46,000, a decrease advertising and trade show expenses of $43,000 and a decrease in royalty expense of $32,000 offset by an increase in salaries and fringe benefits of $101,000 and increase in department supplies of $43,000. The increase as a percentage of sales is primarily attributable to decrease in net sales. The Company expects that expenses in this area, as a percentage of revenue, will decrease slightly during 2019.

General and Administrative Expenses. General and administrative expenses increased to $4,236,000 in 2018 from $3,529,000 in 2017 and increased as a percentage of sales to 19.5% for 2018 from 15.2% in 2017. This $707,000 increase was primarily the result of an increase in professional fees of $383,000, an increase in salaries and fringe benefits of $212,000 due to salary increases and an increase in headcount, an increase in directors’ fees of $93,000 and an increase in travel and entertainment expenses of $85,000 offset by a recovery of bad debt of $126,000. The increase as a percentage of sales is attributable to the overall increase as well as a decrease in net sales. The Company expects that expenses in this area, as a percentage of revenue, will decrease slightly during 2019.

Research and Development Expense. Research and development expenses increased to $2,576,000 in 2018 from $2,452,000 in 2017and increased as a percentage of sales to 11.9% in 2018 from 10.5% in 2017. This $124,000 increase is primarily attributable to an increase in salaries and fringe benefits of $129,000 due to an increase in headcount and salary increase and an increase in engineering prototypes of $83,000 offset by a decrease in license fees of $112,000. The increase as a percentage of sales is attributable to the overall increase as well as a decrease in net sales. The Company expects that expenses in this area, as a percentage of revenue, will decrease slightly during 2019.

Operating (loss) Income. Operating loss of $(854,000) for 2018 represents a reduction from the operating income of $463,000 in 2017. Operating (loss) income as a percentage of sales decreased to (3.9)% in 2018 from 2.0% in 2017 for reasons discussed above.

Interest expense. Interest expense decreased to $562,000 in 2018 from $723,000 in 2017. The decrease is primarily the result of the accretion of the debt discount related to the former derivative liability of $177,000 relating to the subordinated convertible debt during 2017. The Company expects interest expense to significantly decrease during 2019 due to the payoff of debt in connection with the sale of the Old Bridge Facility.

Income Taxes. The benefit for income taxes was $(77,000) in 2018 and $(18,000) in 2017. The Company records a full valuation allowance for net deferred tax assets that are no longer considered to be realizable. The decrease in the 2018 provision is attributable to a decrease in the deferred tax provision related to decrease in the valuation allowance. The significant negative evidence supporting the full valuation allowance includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2018, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2018 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

As of December31,2018, the Company’s working capital was $2,114,000. As of February 28, 2019, upon closing the sale of the building and the payoff of the debt as described below, the Company had a cash balance of approximately $2,479,000.

The Company’s net cash provided by operating activities for the year ended December 31, 2018 was $587,000, primarily due to an increase in accounts payable and accrued expenses of $1,376,000 and non-cash expenses of $1,090,000 offset by a net loss of $1,339,000 and an increase in prepaid and other current assets of $503,000, compared to net cash used in operating activities for the year ended December 31, 2017 of $237,000, primarily due to a reduction in accounts payable and accrued expenses of $711,000, a net loss of $384,000 and an increase in accounts receivable of $348,000 offset by non-cash expenses of $1,538,000.

Cash used in investing activities for the year ended December 31, 2018 was $101,000, which was attributable primarily to capital expenditures of $81,000 and the acquisition of licenses of $20,000. Cash used in investing activities for the year ended December 31, 2017 was $200,000, which was attributable primarily to capital expenditures of $138,000 and the acquisition of licenses of $62,000.

Cash used in financing activities was $95,000 for the year ended December 31, 2018, comprised primarily of repayments of debt of $251,000 offset by net borrowings on the line of credit of $116,000 and proceeds from the exercise of stock options of $40,000. Cash provided by financing activities was $137,000 for the year ended December 31, 2017, comprised primarily of net borrowings on the line of credit of $367,000 offset by repayments of debt of $230,000.

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

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations and amounts available under the Sterling Facility and the Subordinated Loan Facility. In connection with the completion of the sale of the Old Bridge Facility, as described below, the Subordinated Loan Facility was terminated. On a going-forward basis, the Company expects its primary sources of liquidity will be its existing cash balances (including amounts the Company received upon completion of the sale of the Old Bridge Facility, as described below), cash generated from operations and amounts available under the Sterling Facility. The Company was not in compliance with the fixed charge coverage ratio under the Sterling Agreement at December 31, 2018 and January 31, 2019. Sterling has waived this non-compliance, and the Company and Sterling have agreed to an amendment to the Sterling Agreement (the “Second Amendment”), which replaced the existing fixed charge coverage ratio covenant with a minimum liquidity covenant. That covenant obligates us to not permit the sum of our unrestricted cash (as described in the Second Amendment) plus availability under the Revolver to drop below $2,000,000 at any time. The Company had approximately $654,000 and estimates that it had approximately $448,000 of additional availability for borrowing under the Revolver, as well as $250,000 and zero of additional availability for borrowing under the Subordinated Loan Facility as of December 31, 2018 and March 31, 2019, respectively. The minimum liquidity covenant will effectively reduce the amount we are able to borrow under the Sterling Facility. The Sterling Facility matures in December 2019. We currently intend to seek to extend the Sterling facility, but if we are unable to do so, we would seek new debt financing arrangements. We cannot assure you that new debt financing will be available to us on acceptable terms or at all.

As discussed in Item 2 – Properties, on February 1, 2019, the Company completed the sale of the Old Bridge Facility to Jake Brown Road, LLC (the “Buyer”). In addition, in connection with the completion of the sale, the Company and the Buyer (as landlord) entered into a lease (the “Lease”), pursuant to which the Company will continue to occupy, and continue to conduct its manufacturing, engineering, sales and administrative functions in the Old Bridge Facility.

The sale of the Old Bridge Facility was made pursuant to an Agreement of Sale dated as of August 3, 2018 (the “Initial Sale Agreement”), as amended by an Extension Letter Agreement dated as of September 20, 2018, the Second Amendment to Agreement of Sale dated as of October 8, 2018 and the Third Amendment to Agreement of Sale dated as of January 30, 2019 (the Initial Sale Agreement together with the Extension Letter Agreement, Second Amendment to Agreement of Sale and Third Amendment to Agreement of Sale, collectively, the “Sale Agreement”). Pursuant to the Sale Agreement, at closing, Buyer paid the Company $10,500,000. In addition, at closing, the Company advanced to the Buyer the sum of $130,000, representing a preliminary estimate of the Company’s share (as a tenant of the Old Bridge Facility following closing) of property repairs, as contemplated by the Sale Agreement.

In connection with the completion of the sale of the Old Bridge Facility and entry into the Lease, the Company, R. L. Drake Holdings, LLC, a wholly-owned subsidiary of the Company (“RLD”) and Blonder Tongue Far East, LLC, a wholly-owned subsidiary of the Company (“Far East,” and together with the Company and RLD, collectively the “Credit Parties”) entered into a Consent Under Loan and Security Agreement (the “Consent”) with Sterling National Bank (as lender and as administrative agent, “Sterling”). The Consent relates to the Loan and Security Agreement (the “Loan Agreement”) entered into by the Credit Parties and Sterling on December 28, 2016. Under the terms of the Loan Agreement, Sterling’s consent was required in order for the Company to complete the sale of the Old Bridge Facility. In addition to providing Sterling’s consent to the sale, the Consent requires Sterling to execute and deliver a Discharge of Mortgage and Assignment of Leases and Rents (the “Discharge”) to effect the discharge of Sterling’s interests in the Property (as defined in the Consent) originally granted to Sterling in the Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement entered into in connection with the Loan Agreement. The Company paid approximately $3,014,000 to pay off the Term Loan in connection with the Discharge. In addition, the Company paid off the outstanding balance under the Revolver of approximately $2,086,000.

On January 24, 2019, the Company and RLD (with the Company, collectively, the “Borrower”) entered into a Debt Conversion and Lien Termination Agreement (the “Conversion and Termination Agreement”) with Robert J. Pallé (“RJP”) and Carol M. Pallé (collectively, “Initial Lenders”), and Steven L. Shea and James H. Williams (collectively, the “Supplemental Lenders,” and together with the Initial Lenders, collectively, the “Lenders”), and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”).

As previously disclosed, the Borrower, the Lenders and the Agent were parties to a First Amendment to Amended and Restated Senior Subordinate Convertible Loan and Security Agreement, dated as of March 21, 2017 (as amended to date, the “Subordinated Loan Agreement”), pursuant to which the Lenders provided the Borrower with commitments to lend Borrower up to $750,000 in the form of loans convertible, under the terms provided in the Subordinated Loan Agreement, into shares of the Company’s Common Stock. The obligations of Borrower to pay, satisfy and discharge the obligations under the Subordinated Loan Agreement were secured by security interests in and liens upon certain specified collateral, including certain mortgages in favor of the Lenders and the Agent (the “Subordinated Mortgages,” and together with the Subordinated Loan Agreement and all other agreements, documents and instruments related thereto, collectively, the “Subordinated Loan Documents”).

As of the date of the Conversion and Termination Agreement, the Borrower was indebted to Steven L. Shea (“Shea”) for the principal and accrued interest relating to a $100,000 loan advanced by Shea under the Subordinated Loan Agreement (the “Shea Indebtedness”). In addition, as of the date of the Conversion and Termination Agreement the Initial Lenders remained subject to a commitment to lend Borrowers up to an additional $250,000 (the “Additional Commitment”).

In connection with the completion of the sale of the Old Bridge Facility, the Borrower, the Lenders and the Agent entered into the Conversion and Termination Agreement to provide for (i) the full payment of the Shea Indebtedness (unless such amounts were converted into shares of Common Stock prior to repayment), (ii) the termination of the Additional Commitment and (iii) the release and termination of all liens and security interests in the collateral under the Subordinated Loan Documents, including with respect to the Subordinated Mortgages, each to become effective as of the closing of the sale of the Old Bridge Facility. In connection with the execution and delivery of the Conversion and Termination Agreement by the Borrower, the Lenders and the Agent, Shea provided the Company with a notice of conversion, and upon completion of the sale of the Old Bridge Facility was issued 259,983 shares of Company Common Stock in full satisfaction of the Shea Indebtedness.

As previously disclosed, the Lease will have an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of $836,855.50 for the first year of the Lease, with the amount of the base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. Without regard to any reduction in the Company’s lease expense derived from its sublease to a third party of the Sublease Space (defined below), for the first year of the Lease, the base rent of $836,855.00 would offset, in part, the anticipated annualized saving of interest and depreciation expense of approximately $469,000 and the cash debt service of approximately $562,000. The Lease further provides for a security deposit in an amount equal to eight months of base rent, which may be reduced to three months of base rent upon certain benchmarks being met. The landlord may, once during the lease term or any renewal thereof, require the Company to relocate to another facility made available by the landlord that meets the Company’s specifications for a replacement facility within a defined geographical area, by providing notice which confirms that all of the Company’s specifications for a replacement facility will be met, that all costs relating to such relocation will be paid by the landlord, and that security for the repayment of those relocation costs has been established. The Company will also be provided a six month overlap period (the “Overlap Period”) during which the Company may operate in the Old Bridge Facility with rent therein being abated, but with rent being paid at the replacement facility, to mitigate interruptions of the Company’s on-going business while the move occurs. If the Company declines to be relocated to the facility proposed by the landlord, the Lease will terminate 18 months from the date of the landlord’s notice, but the Company will continue to be entitled to receive the same benefits in terms of reimbursement of its relocation costs and an Overlap Period during which no rent will be due at the Old Bridge Facility, while the Company moves its operations to an alternative facility that it has identified.

The Company anticipates subleasing to a third party up to 40,000 square feet of the Old Bridge Facility (the “Sublease Space”), the rental proceeds from which will inure to the benefit of the Company. The Company’s ability to sublease all or part of the Sublease Space, the specific terms of any sublease of the Sublease Space and the amount of rent that will be derived therefrom cannot be predicted at this time. The landlord will provide the Company with up to six months of free rent for the Sublease Space, as the Company undertakes to identify a suitable tenant or tenants therefor.

The Company’s primary long-term obligations are for payment of interest and principal on the Sterling Facility, which expires on December 28, 2019. The Company expects to use cash generated from operations and the Sale Agreement proceeds to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $81,000 and $138,000 in the years ended December 31, 2018 and 2017, respectively. The Company expects to use cash generated from operations, amounts available under the Sterling Facility, proceeds from the Sale Agreement and purchase-money financing to meet any anticipated long-term capital expenditures.

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

Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2018 and 2017, respectively.

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

See financial statement pages 45-46.

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

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2018.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2018 the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission for Smaller Reporting Companies that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

During the quarter ended December 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about the Company’s directors and executive officers is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders. The information about the Company’s Audit Committee (excluding the Audit Committee Report) and the Audit Committee’s “audit committee financial expert,” is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2019 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2019 Annual Meeting of Stockholders.

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

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2019 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2019 Annual Meeting of Stockholders. Information about the independence of each director or nominee for director of the Company during 2018 is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accounting Firm” and “Pre-Approval Policy for Services by Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2019 Annual Meeting of Stockholders.

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

(b)	Index to Exhibits:

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, originally filed October 12, 1995, as amended.

3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed March 23, 2018.

3.3	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

4.2	Warrant to Adaptive Micro-Ware, Inc.	Incorporated by reference from Exhibit 4.1 to Quarterly Report on Form 10-Q filed November 14, 2012.

Exhibit No.	Description	Location

10.1	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2013.

10.2	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2013, filed March 31, 2014.

10.3	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

10.4	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix A to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 21, 2014.

10.5	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 21, 2014.

10.6	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 15, 2005.

10.7	Form of Option Agreement under the 2005 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2007, filed March 31, 2008.

10.8	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.9	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.10	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed May 20, 2011.

10.11	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed May 20, 2011.

10.12	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2014, filed August 14, 2014.

Exhibit No.	Description	Location

10.13	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2014, filed August 14, 2014.

10.14	Blonder Tongue Laboratories, Inc. Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed June 20, 2014.

10.15	Director Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed March 23, 2015.

10.16	Senior Subordinated Convertible Loan and Security Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and Robert J. Pallé and Carol M. Pallé.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

10.17	Mortgage and Security Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., as Mortgagor and Robert J. Pallé and Carol M. Pallé, as Mortgagee.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

10.18	Subordination Agreement dated as of February 11, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, Robert J. Pallé and Carol M. Pallé and Santander Bank, N.A.	Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed February 12, 2016.

10.19	Amended and Restated Senior Subordinated Convertible Loan and Security Agreement dated as of March 28, 2016 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and Robert J. Pallé, as agent and as a lender and Carol M. Pallé, James H. Williams and Steven Shea, as lenders.	Incorporated by reference from Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed March 30, 2016.

10.20	Amended and Restated Mortgage and Security Agreement, dated as of March 28, 2016, by and between Blonder Tongue Laboratories, Inc., as Mortgagor and Robert J. Pallé, in his capacity as agent, as Mortgagee.	Incorporated by reference from Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed March 30, 2016.

10.21	Amended and Restated Subordination Agreement, dated as of March 28, 2016, by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, Robert J. Pallé, Carol M. Pallé, James H. Williams, and Steven Shea, and Santander Bank, N.A.	Incorporated by reference from Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed March 30, 2016.

10.22	Blonder Tongue Laboratories, Inc. 2016 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, filed August 25, 2016.

Exhibit No.	Description	Location

10.23	Blonder Tongue Laboratories, Inc. 2016 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, filed August 25, 2016.

10.24	Loan and Security Agreement dated as of December 28, 2016 by and between Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC, as Borrowers, Blonder Tongue Far East, LLC, as a Guarantor and a Credit Party and Sterling National Bank, as Administrative Agent and as a Lender, and the other Lenders from time to time party thereto.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.25	Form of Term RE Note dated December 28, 2016.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.26	Guaranty Agreement effective as of December 28, 2016 by and between Sterling National Bank, as administrative and collateral agent for the Lender Parties identified therein, and Blonder Tongue Far East, LLC, as Guarantor.	Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.27	Subordination Agreement dated as of December 28, 2016 by and between Sterling National Bank, as administrative and collateral agent for the Senior Lenders identified therein, and the Junior Creditor identified therein.	Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.28	Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement made as of December 28, 2016 by Blonder Tongue Laboratories, Inc. to Sterling National Bank, as administrative agent for the benefit of itself and the other Lender Parties identified therein.	Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.29	Agreement of Sale dated as of March 13, 2018 by and between Blonder Tongue Laboratories, Inc. and Mountainblue Jake Brown Realty LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed March 16, 2018.

10.30	Letter Agreement between Blonder Tongue Laboratories, Inc. and Bruce A. Gureck.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 24, 2018.

10.31	Agreement of Sale dated August 3, 2018 between Blonder Tongue Laboratories, Inc. and Jake Brown Rd LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 6, 2018.

10.32	Letter Agreement between Blonder Tongue Laboratories, Inc. and Ronald V. Alterio.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2018, filed November 14, 2018.

Exhibit No.	Description	Location

10.33	Sale Agreement Extension dated as of September 20, 2018, between Blonder Tongue Laboratories, Inc. and Jake Brown Rd LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 21, 2018.

10.34	Second Amendment to Agreement of Sale dated October 8, 2018.	Incorporated by reference from Exhibit 10.1 to Registrant’s amended Current Report on Form 8-K, filed October 9, 2018.

10.35	Letter Agreement between Blonder Tongue Laboratories, Inc. and Edward R. Grauch.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 30, 2018.

21	Subsidiaries of Blonder Tongue	Filed herewith.

23.1	Consent of Marcum LLP.	Filed herewith.

31.1	Certification of Robert J. Pallé pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	Interactive data files.	Filed herewith.

Exhibits 10.1, 10.3-10.23 inclusive, 10.30, 10.32 and 10.35 represent management contracts or compensation plans or arrangements.

(c)	Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the applicable instructions or are inapplicable and therefore have been omitted.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blonder Tongue Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2005.

New York, NY

April 1, 2019

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash	$559	$168
Accounts receivable, net of allowance for doubtful accounts of $53 and $180 as of December 31, 2018 and 2017, respectively	2,654	2,621
Inventories, current	6,172	5,496
Prepaid benefit costs	288	314
Deferred loan costs	149	-
Prepaid and other current assets	555	351
Total current assets	10,377	8,950
Inventories, non-current	551	850
Property, plant and equipment, net	2,890	3,106
License agreements, net	12	29
Intangible assets, net	1,269	1,441
Goodwill	493	493
Other assets, net	9	305
	$15,601	$15,174
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,603	$2,487
Current portion of long-term debt	3,075	249
Accounts payable	1,523	700
Accrued compensation	332	307
Income taxes payable	28	22
Other accrued expenses	702	174
Total current liabilities	8,263	3,939

Subordinated convertible debt with related parties	139	624
Long-term debt, net of current portion	32	3,094
Deferred income taxes	-	104
Total liabilities	8,434	7,761
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding as of December 31, 2018 and 2017, respectively	-	-
Common stock, $.001 par value; authorized 25,000 shares, 9,508 and 8,465 shares Issued, 9,335 and 8,211 shares outstanding as of December 31, 2018 and 2017, respectively	9	8
Paid-in capital	27,910	26,920
Accumulated deficit	(19,178)	(17,821)
Accumulated other comprehensive loss	(832)	(854)
Treasury stock, at cost, 173 and 254 shares as of December 31, 2018 and 2017, respectively	(742)	(840)
Total stockholders’ equity	7,167	7,413
	$15,601	$15,174

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

	Years ended December 31
	2018	2017

Net sales	$21,707	$23,283
Cost of goods sold	13,288	14,347
Gross profit	8,419	8,936
Operating expenses:
Selling expenses	2,461	2,492
General and administrative	4,236	3,529
Research and development	2,576	2,452
	9,273	8,473
(Loss) earnings from operations	(854)	463

Other expense:
Interest expense, net	(562)	(723)
Change in derivative liability	-	(142)
	(562)	(865)
Loss before income taxes	(1,416)	(402)
Benefit for income taxes	(77)	(18)
Net loss	$(1,339)	$(384)
Net loss per share, basic and diluted	$(0.15)	$(0.05)
Weighted average shares outstanding, basic and diluted	8,899	8,189
Statements of Comprehensive (Loss) Income
Net loss	$(1,339)	$(384)
Changes in accumulated unrealized pension losses, net of taxes	22	424
Comprehensive (loss) income	$(1,317)	$40

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance at January 1, 2017	8,465	$8	$26,132	$(17,179)	$(1,278)	$(1,149)	$6,534
Net loss	-	-	-	(384)	-	-	(384)
Recognized pension gain, net of taxes	-	-	-	-	424	-	424
Issuance of stock awards from treasury stock for directors fees	-	-		(258)	-	309	51
Modification of subordinated convertible debt	-	-	402	-	-	-	402
Stock-based Compensation	-	-	386	-	-	-	386
Balance at December 31, 2017	8,465	8	26,920	(17,821)	$(854)	(840)	7,413
Net loss	-	-	-	(1,339)	-	-	(1,339)
Recognized pension gain, net of taxes	-	-	-	-	22	-	22
Issuance of stock awards from treasury stock for directors fees			-	(18)		34	16
Exercised stock options and issued common stock from treasury stock	-	-	(24)	-	-	64	40
Conversion of subordinated convertible debt	967	1	521	-	-	-	522
Stock-based Compensation	76	-	493	-	-	-	493
Balance at December 31, 2018	9,508	$9	$27,910	$(19,178)	$(832)	$(742)	$7,167

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(1,339)	$(384)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	312	321
Amortization	209	321
Stock-based compensation expense	493	386
Issuance of stock from treasury	16	-
Reversal of provision for inventory reserves	(65)	(49)
Non cash pension expense	48	9
Deferred income taxes	(104)	(35)
Amortization of loan fees	144	144
Non cash interest expense	37	248
Equity based directors’ fees	-	51
Change in derivative liability	-	142
Changes in operating assets and liabilities:
Accounts receivable	(33)	(348)
Inventories	(312)	(242)
Prepaid and other current assets	(503)	(76)
Other assets	302	(21)
Income taxes payable	6	7
Accounts payable, accrued expenses and accrued compensation	1,376	(711)
Net cash provided by (used in) operating activities	587	(237)
Cash Flows From Investing Activities:
Capital expenditures	(81)	(138)
Acquisition of licenses	(20)	(62)
Net cash used in investing activities	(101)	(200)
Cash Flows From Financing Activities:
Net borrowings on line of credit	116	367
Repayments of debt	(251)	(230)
Proceeds from exercise of stock options	40	-
Net cash (used in) provided by financing activities	(95)	137
Net increase (decrease) in cash	391	(300)
Cash, beginning of year	168	468
Cash, end of year	$559	$168
Supplemental Cash Flow Information:
Cash paid for interest	$369	$300
Cash paid for income taxes	$-	$-
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$15	$10
Conversion of subordinated convertible debt to common stock	$522	$-
Cashless exercise of stock options	$24	$-

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

The Company considers all highly liquid debt investments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2018 and 2017. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the creditworthiness of the financial institutions and evaluates its credit exposure.

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

The Company’s business includes one goodwill reporting unit. The Company annually reviews goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of the net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired. The Company performed its annual goodwill impairment test on December 31, 2018. Based upon its qualitative assessment, the Company determined that goodwill was not impaired.

The Company considers its trade name to have an indefinite life and in accordance with ASC 350, will not be amortized and will be reviewed annually for impairment.

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2018 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$944	$421
Proprietary technology	349	242	107
Non-compete agreements	248	248	-
Amortized intangible assets	1,962	1,434	528
Non-Amortized Trade name	741	-	741
Total	$2,703	$1,434	$1,269

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2017 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$808	$557
Proprietary technology	349	206	143
Non-compete agreements	248	248	-
Amortized intangible assets	1,962	1,262	700
Non-Amortized Trade name	741	-	741
Total	$2,703	$1,262	$1,441

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Amortization is computed utilizing the straight-line method over the estimated useful lives of 10 years for customer relationships, 10 years for proprietary technology, and 3 years for non-compete agreements. Amortization expense for intangible assets was $171 for both years ended December 31, 2018 and 2017, respectively. Intangible asset amortization is projected to be approximately $171 per year in 2019, 2020 and 2021, respectively and $15 in 2022.

(g)	Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2018 and 2017.

(h)	Treasury Stock

Treasury Stock is recorded at cost. Gains and losses on subsequent reissuance are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings. During 2018 and 2017, 81 shares and 92 shares, respectively of common stock were reissued from treasury.

(i)	Significant Risks and Uncertainties

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

At December 31, 2018, approximately 28% of the Company’s employees were covered by a collective bargaining agreement, that is scheduled to expire in February 2023.

The Company’s digital video headend products accounted for approximately 48% and 41% of the Company’s revenues in the years ended December 31, 2018 and 2017, respectively.

(j)	Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. Royalty expense was $45 and $77 for the years ended December 31, 2018 and 2017, respectively. The Company amortizes license fees over the life of the relevant contract.

The components of intangible assets consisting of license agreements that are carried at cost less accumulated amortization are as follows:

	December 31,
	2018	2017

License agreements	$6,005	$5,985
Accumulated amortization	(5,993)	(5,956)
	$12	$29

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Amortization of license fees is computed utilizing the straight-line method over the estimated useful life of 1 to 2 years. Amortization expense for license fees was $38 and $150 in the years ended December 31, 2018 and 2017, respectively. Amortization expense for license fees is projected to be approximately $12 in the year ending December 31, 2019.

(k)	Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2018 and 2017 and cumulative translation gains and losses as of December 31, 2018 and 2017 were not material.

(l)	Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

(m)	Revenue Recognition

The Company generates revenue through the sale of products and services.

Revenue is recognized based on the following steps: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Revenue from the sale of products and services is recorded when the performance obligation is fulfilled, usually at the time of shipment or when the service is provided, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, are reviewed and revised periodically by management. The Company elected to present revenue net of sales tax and other similar taxes and account for shipping and handling activities as fulfillment costs rather than separate performance obligations. Payments are typically due in 30 days, following delivery of products or completion of services. The Company provides a three-year warranty on most products. Warranty expense was de minimis in the two years ended December 31, 2018.

(n)	Stock-based compensation

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

(o)	Income Taxes

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

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The Company will classify as income tax expense any interest and penalties recognized in accordance with ASC Topic 740. The Company files income tax returns primarily in the United States and New Jersey, along with certain other jurisdictions.

(p)	Earnings (loss) Per Share

Earnings (loss) per share are calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of potential issuances of common shares. The diluted share base excludes incremental shares related to stock options, warrants and convertible debt of 1,157. 100 and 257 and 1,256, 100 and 1,156 for the year ended December 31, 2018 and 2017, respectively. These shares were excluded due to their antidilutive effect.

(q)	Other Comprehensive Income (loss)

Comprehensive income (loss) is a measure of income which includes both net loss and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into the statement of operations and principally consists of unrecognized pension losses net of taxes. Accumulated other comprehensive loss is separately presented on the Company’s consolidated balance sheet as part of stockholders’ equity.

(r)	Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would require adjustment to or disclosure in the consolidated financial statements.

(s)	Adoption of Recent Accounting Pronouncements

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Revenue Recognition (“Topic 605”). The adoption of Topic 606 did not have a material impact on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets.

In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. The adoption of this update did not have a material impact on its financial position, results of operations or financial statement disclosure.

(t)	Accounting Pronouncements Issued But Not Yet Effective

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting. The guidance in this ASU expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. This amendment will be effective for annual and interim periods beginning after December 15, 2018. The Company does not believe the adoption of ASU 2018-07 will have a material effect on its financial position, results of operations or financial statement disclosure.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. In June 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which further clarifies how to apply certain aspects of the new lease standard. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, which provides another transition method that allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Topic 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company adopted Topic 842 on January 1, 2019, using a modified retrospective approach as applied to leases existing as of or entered into after the adoption date. Topic 842 provides a number of optional practical expedients and accounting policy elections. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. The Company is in the final process of implementing a new lease accounting policy and updating its controls and procedures for maintaining and accounting for its lease portfolio under the new guidance. Upon adoption of Topic 842, the Company expects recognition of additional assets and corresponding liabilities pertaining to its operating leases on its balance sheets. The Company expects to recognize approximately $290 of a right to use asset and liability under current operating leases at January 1, 2019. The Company expects to recognize approximately $3,627 of a right to use asset and liability in connection with the lease described in Note 16. The Company does not expect the adoption of the new standard to have a significant impact on its results of operations and cash flows.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (“Topic 220”): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The Company does not believe that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements due the presence of a full valuation allowance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 changes the impairment model for most financial assets, and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the effect this new standard will have on its financial position, results of operations or financial statement disclosure.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 2 - Revenue

The Company recognized revenue when it satisfies a performance obligation by transferring the product or service to the customer, typically at a point in time.

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Years ended December 31,
	2018	2017
Digital video headend products	$10,494	$9,438
Data products	4,583	6,942
HFC distribution products	3,217	3,343
Analog video headend products	1,661	1,819
Contract manufactured products	791	838
Other	961	903
	$21,707	$23,283

All of the Company’s sales are to customers located in North America.

The Company is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. Digital video headend products (including encoders) are used by a system operator for acquisition, processing, compression, encoding and management of digital video. Data products give service providers, integrators, and premises owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU’s, and college campuses, using IP technology. HFC distribution products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Analog video headend products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Contract-manufactured products, provides manufacturing, research and development and product support services for other companies’ products. The Company also provides technical services, including hands-on training, system design engineering, on-site field support and complete system verification testing.

Note 3 - Inventories

Inventories, net of reserves, are summarized as follows:

	December 31,
	2018	2017
Raw materials	$2,581	$1,869
Work in process	1,573	1,793
Finished goods	2,569	2,684
	6,723	6,346
Less current inventory	(6,172)	(5,496)
	$551	$850

The Company recorded a provision to reduce the carrying amount of inventories to their net realizable value in the amount of $2,614 and $2,606 at December 31, 2018 and 2017, respectively.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 4 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2018	2017
Land	$1,000	$1,000
Building	3,361	3,361
Machinery and equipment	10,636	10,530
Furniture and fixtures	440	437
Office equipment	2,401	2,439
Building improvements	1,458	1,433
	19,296	19,200
Less: Accumulated depreciation and amortization	(16,406)	(16,094)
	$2,890	$3,106

Depreciation expense amounted to approximately $312 and $321 during the years ended December 31, 2018 and 2017, respectively.

Note 5 – Debt

On December 28, 2016, the Company entered into a Loan and Security Agreement (the “Sterling Agreement”) with Sterling National Bank (“Sterling”). The Sterling Agreement provides the Company with a credit facility in an aggregate amount of $8,500 (the “Sterling Facility”) consisting of a $5,000 asset-based revolving line of credit (the “Revolver”) and a $3,500 amortizing term loan (the “Term Loan”). The Sterling Facility matures in December 2019. Interest on the Revolver is variable, based upon the 30-day LIBOR rate (2.52% and 1.56% at December 31, 2018 and 2017, respectively) plus a margin of 4.00%. Interest on the Term Loan also is variable, based upon the 30-day LIBOR rate (2.52% and 1.56% at December 31, 2018 and 2017, respectively) plus a margin of 4.50%. The Term Loan will amortize at the rate of $19 per month. On March 30, 2017, the Company and Sterling entered into a certain First Amendment to Loan and Security Agreement (the “First Amendment”), pursuant to which, among other things, the parties amended the definitions of certain items used in the calculation of the fixed charge coverage ratio, deferred the first measurement period of the financial covenants contemplated by the Sterling Agreement, from December 31, 2016 to January 31, 2017, and modified certain terms relating to permitted investments by the Company. On March 29, 2019, the Company and Sterling entered into a certain Second Amendment to Loan and Security Agreement (the “Second Amendment”), which replaced the existing fixed charge coverage ratio covenant with a minimum liquidity covenant. That covenant obligates the Company to not permit the sum of its unrestricted cash (as described in the Second Amendment) plus availability under the Revolver to drop below $2,000,000 at any time. The outstanding balances under the Revolver were $2,603 and $2,487 at December 31, 2018 and 2017, respectively. All outstanding indebtedness under the Sterling Agreement is secured by all of the assets of the Company and its subsidiaries.

The Sterling Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, encumbrances on the Company’s assets, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the sale or other disposition of the Company’s assets. In addition, the Company must maintain (i) the minimum liquidity described above and (ii) a leverage ratio of not more than 2.0 to 1.0 for any fiscal month (determined as of the last day of each fiscal month, as calculated for the Company and its consolidated subsidiaries). The Company was not in compliance with the fixed charge coverage ratio covenant under the Sterling Agreement at December 31, 2018 and January 31, 2019. Sterling waived this non-compliance in the Second Amendment.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Long-term debt consists of the following:

	December 31,
	2018	2017
Term loan - repaid in full on February1, 2019	$3,053	$3,286
Capital leases (Note 7)	54	57
	3,107	3,343
Less: Current portion	(3,075)	(249)
	$32	$3,094

Annual maturities of long term debt at December 31, 2018 are $3,075 in 2019, $21 in 2020 and $11 in 2021.

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

On October 9, 2018, James H. Williams exercised his conversion right and converted $67 ($50 principal and $17 of accrued interest) of his loan (representing the entire amount of principal and interest outstanding and held by Mr. Williams on that date) into 125 shares of the Company’s common stock.

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

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

As of both December 31, 2018 and 2017, the Subordinated Lenders had advanced $500 to the Company. In addition, $39 and $124 of PIK interest was accrued as of December 31, 2018 and 2017, respectively. As noted above, in October and April 2018, an aggregate of $522 under the Subordinated Loan Facility was converted by certain Subordinated Lenders. The Company evaluated the conversion option embedded in the Subordinated Loan Agreement issued in December 2016 in accordance with the provisions of ASC Topic 815, Derivatives and Hedging, and determined that the conversion option had all of the characteristics of a derivative in its entirety and did not qualify for an exception to the derivative accounting rules. Specifically, prior to the adoption of the First Sub-Debt Amendment, pursuant to Section 4.4(e)(ii) of the Subordinated Debt Agreement, the exercise price of the conversion option entitled the Subordinated Lenders to an adjustment of the exercise price in the event that the Company subsequently issued equity securities or equity linked securities at prices more favorable to a new investor than the exercise price of the conversion option embedded in the Subordinated Loan Agreement (the “Price Protection Provision”). Accordingly, the conversion option was not indexed to the Company’s own stock. Due to the derivative treatment of the conversion option, the Company recorded $260 derivative liability at December 31, 2016. On March 21, 2017, the Company, Drake, and the Subordinated Lenders entered into a certain First Amendment to Amended and Restated Convertible Loan and Security Agreement (the “First Sub-Debt Amendment”), pursuant to which the Subordinated Loan Agreement was amended to eliminate the Price Protection Provision, effective as of such date. The First Sub-Debt Amendment also eliminated certain defined terms related to the Price Protection Provision. As a result of the First Sub-Debt Amendment, during the first quarter of 2017, the Company recorded a change in the derivative liability (expense) of $142, the fair value of the liability at the date of the modification and reclassed the aggregate value of the derivative liability at the date of modification in the amount of $402 additional paid-in capital. In addition, during the year ended December 31, 2018 and 2017, the Company incurred interest of $37 and $71 respectively, related to these loans. The remaining balance was converted during 2019. See Subsequent Event Note 16.

Note 7 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, and office equipment under non-cancellable operating leases and equipment under capital leases expiring at various dates through July, 2022.

Future minimum rental payments, required for all non-cancellable leases are as follows:

	Capital	Operating
2019	$26	$134
2020	23	107
2021	11	75
2022	-	2
2023	-	-
Thereafter	-	-
Total future minimum lease payments	60	$318
Less: amounts representing interest	(6)
Present value of minimum lease payments	$54

Property, plant and equipment included capitalized leases of $96 and $86 at December 31, 2018 and 2017, less accumulated amortization of $45 and $23 at December 31, 2018 and 2017, respectively.

Rent expense was $149 and $199 for the years ended December 31, 2018 and 2017, respectively.

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

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 8 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $155 and $157, for the years ended December 31, 2018 and 2017, respectively.

Defined Benefit Pension Plan

Substantially all union employees who met certain requirements of age, length of service and hours worked per year were covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service.

On August 1, 2006, the plan was frozen. The defined benefit pension plan is closed to new entrants and existing participants do not accrue any additional benefits. The Company complies with minimum funding requirements. The total expense for this plan was $48 in 2018 and $9 in 2017, respectively.

The Company recognizes the funded status of its defined benefit pension plan measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the Consolidated Balance Sheets. As of December 31, 2018 and 2017, the funded status related to the defined benefit pension plan was overfunded by $288 and $314, respectively, and is recorded in current assets.

Note 9 - Related Party Transactions

On March 28, 2016, the Company’s current Chief Executive Officer and his wife, together with two of the Company’s independent directors, as lenders, and the Company and Drake, as borrowers, entered into the Subordinated Loan Agreement pursuant to which they agreed to provide the Company with the Subordinated Loan Facility in an amount up to $750, all as more fully described in Note 6, above.

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the years ended December 31, 2018 and 2017, this law firm billed the Company approximately $752 and $358, respectively for legal services provided by this firm. Included in accounts payable on the accompanying balance sheets at December 31, 2018 and 2017, is approximately zero and $25, respectively, owed to this law firm.

Note 10 - Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.

Credit risk with respect to trade accounts receivable was concentrated with three and four of the Company’s customers in 2018 and 2017, respectively. These customers accounted for approximately 47% and 65% of the Company’s outstanding trade accounts receivable at December 31, 2018 and 2017, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

During the year ended December 31, 2018, one customer represented approximately 23% and one customer represented approximately 14% of the Company’s net sales. During the year ended December 31, 2017, one customer represented approximately 34% and one customer represented approximately 13% of the Company’s net sales. At December 31, 2018, one customer represented approximately 22%, one customer represented approximately 14% and one customer represented approximately 11% of the Company’s net accounts receivable. At December 31, 2017, one customer represented approximately 26%, one customer represented approximately 19% and two customers each represented approximately 10% of the Company’s net accounts receivable. The Company had sales outside the United States of approximately 4% and 7% in the years ended December 31, 2018 and 2017, respectively.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 11 – Stock Repurchase Program

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”). The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2018, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. During 2018 and 2017, the Company did not purchase any of its Common Stock under the 2002 Program or 2007 Program.

Note 12 – Executive Stock Purchase Plan

On June 16, 2014, the Company’s Board of Directors adopted the Executive Stock Purchase Plan (the “Plan”). The Plan allows executive officers of the Company to elect to purchase common stock of the Company in lieu of receiving a portion of their salary. The maximum number of shares of common stock that can be purchased by all participants, in the aggregate, pursuant to the Plan is 250 shares. The shares will be purchased directly from the Company at the fair market value of the Company’s common stock on the date of purchase (based on selling prices reported on NYSE American), which is the payroll date when the salary is withheld. As of December 31, 2018, approximately 13 shares were purchased under the Plan.

Note 13 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2018 and 2017, there were no outstanding preferred shares.

Note 14 – Equity Incentive Plans

In May 2016, the stockholders of the Company approved the 2016 Employee Equity Incentive Plan (the “2016 Employee Plan”), which authorized the Compensation Committee of the Board of Directors (the “Committee”) to grant a maximum of 1,000 shares of equity based and other performance based awards to executive officers and other key employees of the Company. The term of the 2016 Employee Plan expires on February 4, 2026. In May 2017, the stockholders of the Company approved an amendment to the 2016 Employee Plan to increase the annual individual award limits relating to stock options and stock appreciation rights from 100 to 250 shares of Common Stock. . In June 2018, the stockholders of the Company approved an amendment to the 2016 Employee Plan to increase the maximum number of equity based and other performance awards to 3,000. The Committee determines the recipients and the terms of the awards granted under the 2016 Employee Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.

In May 2005, the stockholders of the Company approved the 2005 Employee Equity Incentive Plan (the “Employee Plan”), which initially authorized the Compensation Committee of the Board of Directors (the “Committee”) to grant a maximum of 500 shares of equity based and other performance based awards to executive officers and other key employees of the Company. In May 2007, the stockholders of the Company approved an amendment to the Employee Plan to increase the maximum number of equity based and other performance awards to 1,100. In May 2010, the stockholders of the Company approved an amendment to the Employee Plan to increase the maximum number of equity based and other performance awards to 1,600. In May 2014, the stockholders of the Company approved the amendment and restatement of the Employee Plan to extend the term of the Employee Plan to February 7, 2024 and increase the maximum number of equity based and other performance awards to 2,600. In June 2018, the stockholders of the Company approved an amendment to the Employee Plan to increase the maximum number of equity based and other performance awards to 2,700. The Committee determines the recipients and the terms of the awards granted under the Employee Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.

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

The expected term of the stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical volatilities of the Company. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company does not estimate forfeitures based on historical experience but rather reduces compensation expense when they occur.

The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years ended December 31,
	2018	2017
Fair value of the company’s common stock on date of grant	$0.95	$0.54
Expected term	6.5 years	6.5 years
Risk free interest rate	2.92%	2.02%
Dividend yield	0.00%	0.00%
Volatility	79.0%	79.0%
Fair value of options granted	$0.68	$0.38

The following table summarizes total stock-based compensation costs recognized for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017
Cost of goods sold	$38	$34
Selling expenses	74	33
General and administrative	263	274
Research and development	118	45
Total	$493	$386

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table summarizes information about stock-based awards outstanding for the year ended December 31, 2018:

Plan	Stock Options	Restricted Stock	Total
2016 Employee Plan	1,452	48	1,500
2016 Director Plan	199	-	199
Other	500		500
2005 Employee Plan	1,181	88	1,269
2005 Director Plan	324	-	324
	3,656	136	3,792
Stock-based awards available for grant as of December 31, 2018			1,271

Stock options award activity for the year ended December 31, 2018 is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,269	$0.83
Options granted	1,546	0.95
Options exercised	(94)	0.70
Options forfeited	(23)	0.80
Options expired	(42)	1.23
Outstanding at December 31, 2018	3,656	$0.88	7.4	$1,023
Exercisable at December 31, 2018	1,592	$0.97	5.3	$397

During the year ended December 31, 2018, the Company granted options under the 2016 Employee Plan, the 2016 Director Plan, the 2005 Employee Plan as well as non plan grants to purchase 1,546 shares of common stock to its employees and directors. The fair value of these options was approximately $1,051.

The aggregate intrinsic value of stock options is calculated as the difference between exercise price of the underlying stock options and the fair value of the Company’s common stock or $1.11 per share at December 31, 2018.

Restricted stock award activity is as follows:

	Number of shares	Weighted- Average Grant Date Fair Value per Share
Unvested restricted stock awards outstanding at January1, 2018	381	$0.64
Restricted stock awards granted	476	1.06
Restricted stock awards vested	(315)	0.66
Restricted stock awards forfeited	(406)	1.10
Unvested restricted stock awards outstanding at December 31, 2018	136	$0.71

During the year ended December 31, 2018, the Company granted restricted stock awards under the 2016 Employee Plan, the 2016 Director Plan, the 2005 Employee Plan as well as non plan grants of 476 shares of common stock to its employees. The fair value of these awards was approximately $506.

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

Note 15 - Income Taxes

On December 22, 2017, the 2017 Tax Cut and Jobs Act (the “Act”) was enacted into law and the new legislation contains several key tax provisions, including a one-time mandatory transition tax on undistributed foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, re-measuring its U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of its deferred tax assets and liabilities. The onetime transition tax does not apply to the Company as it does not have any undistributed foreign earnings. The provisional amount related to the re-measurement of its net deferred tax balance is a reduction of approximately $4,100 with an offsetting adjustment to the valuation allowance, resulting in a benefit of $18 recorded in provision (benefit) for income taxes on the accompanying consolidated statements of operations and comprehensive income (loss). Upon completion of the Company’s 2017 U.S. income tax return in 2018, the Company re-assessed its provisional estimate within the measurement period guidance outlined in SAB 118 and determined that the original estimate was materially correct.

The following summarizes the benefit for income taxes for the years ended December 31, 2018 and 2017:

	2018	2017
Current:
Federal	$-	$-
State and local	27	17
	27	17
Deferred:
Federal	(270)	4,086
State and local	(3)	(10)
	(273)	4,076
Valuation allowance	169	4,111
Provision for income taxes	$(77)	$(18)

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The benefit for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following for the years ended December 31, 2018 and 2017:

	2018	2017
Provision (benefit) for Federal income taxes at the statutory rate	$(297)	$(137)
State and local income taxes, net of Federal benefit	(11)	10
Permanent differences:
Other	62	147
Change in valuation allowance	169	(4,111)
Rate differential	-	4,078
Other	-	(5)
Provision (benefit) for income taxes	$(77)	$(18)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:	$11	$38
Allowance for doubtful accounts
Inventories	771	746
Intangible	112	105
Share based compensation	125	70
Net operating loss carry forward	6,109	5,874
Other	2	1
Total deferred tax assets	7,130	6,834
Deferred tax liabilities:
Depreciation	(60)	(44)
Intangible	(4)	(4)
Pension liability	(1)	(12)
Indefinite life intangibles	(122)	(104)
Total deferred tax liabilities	(187)	(164)
	6,943	6,670
Valuation allowance	(6,943)	(6,774)
Net	$-	$(104)

For the year ended December 31, 2018, the Company had approximately $27,912 and $16,118 of federal and state net operating loss carryovers (“NOL”), respectively, which begin to expire in 2022. Additionally, there are federal NOL carryovers of $916 which do not expire.

The change in the valuation allowance for the years ended December 31, 2018 and December 31, 2017 was $169 and $(4,111), respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence. The significant negative evidence includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2018, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The Company had no change in its liability for uncertain tax position during 2018 and no liabilities for uncertain tax positions as of December 31, 2018. ASC 740 discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties incurred in connection with income taxes as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2018 and 2017.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2015.

Note 16 – Subsequent Events

On February 1, 2019, the Company completed the sale of the Old Bridge Facility to Jake Brown Road, LLC (the “Buyer”). In addition, in connection with the completion of the sale, the Company and the Buyer (as landlord) entered into a lease (the “Lease”), pursuant to which the Company will continue to occupy, and continue to conduct its manufacturing, engineering, sales and administrative functions in the Old Bridge Facility.

The sale of the Old Bridge Facility was made pursuant to an Agreement of Sale dated as of August 3, 2018 as amended and extended (collectively, the “Sale Agreement”). Pursuant to the Sale Agreement, at closing, Buyer paid the Company $10,500. In addition, at closing, the Company advanced to the Buyer the sum of $130, representing a preliminary estimate of the Company’s share (as a tenant of the Old Bridge Facility following closing) of property repairs, as contemplated by the Sale Agreement.  The Company recognized a gain of $7,909 in connection with the sale.

In connection with the completion of the sale of the Old Bridge Facility and entry into the Lease, the Company, R. L. Drake Holdings, LLC, a wholly-owned subsidiary of the Company (“RLD”) and Blonder Tongue Far East, LLC, a wholly-owned subsidiary of the Company (“Far East,” and together with the Company and RLD, collectively the “Credit Parties”) entered into a Consent Under Loan and Security Agreement (the “Consent”) with Sterling National Bank (as lender and as administrative agent, “Sterling”). The Consent relates to the Loan and Security Agreement (the “Loan Agreement”) entered into by the Credit Parties and Sterling on December 28, 2016. Under the terms of the Loan Agreement, Sterling’s consent was required in order for the Company to complete the sale of the Old Bridge Facility. In addition to providing Sterling’s consent to the sale, the Consent requires Sterling to execute and deliver a Discharge of Mortgage and Assignment of Leases and Rents (the “Discharge”) to effect the discharge of Sterling’s interests in the Property (as defined in the Consent) originally granted to Sterling in the Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement entered into in connection with the Loan Agreement. The Company paid approximately $3,014 to pay off the Term Loan in connection with the Discharge. In addition, the Company paid off the outstanding balance under the Revolver of approximately $2,086.

The Lease will have an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of approximately $837 for the first year of the lease with the amount of base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent.  The Lease will be accounted for under Topic 842 as described in Note 1.

On January 24, 2019, the Company and RLD (with the Company, collectively, the “Borrower”) entered into a Debt Conversion and Lien Termination Agreement (the “Conversion and Termination Agreement”) with Robert J. Pallé (“RJP”) and Carol M. Pallé (collectively, “Initial Lenders”), and Steven L. Shea and James H. Williams (collectively, the “Supplemental Lenders,” and together with the Initial Lenders, collectively, the “Lenders”), and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”).

As of the date of the Conversion and Termination Agreement, the Borrower was indebted to Steven L. Shea (“Shea”) for the principal and accrued interest relating to a $100 loan advanced by Shea under the Subordinated Loan Agreement (the “Shea Indebtedness”). In addition, as of the date of the Conversion and Termination Agreement the Initial Lenders remained subject to a commitment to lend Borrowers up to an additional $250 (the “Additional Commitment”).

In connection with the anticipated completion of the sale of the Old Bridge Facility, the Borrower, the Lenders and the Agent entered into the Conversion and Termination Agreement to provide for (i) the full payment of the Shea Indebtedness (unless such amounts were converted into shares of common stock prior to repayment), (ii) the termination of the Additional Commitment and (iii) the release and termination of all liens and security interests in the collateral under the Subordinated Loan Documents, including with respect to the Subordinated Mortgages, each to become effective as of the closing of the sale of the Old Bridge Facility. In connection with the execution and delivery of the Conversion and Termination Agreement by the Borrower, the Lenders and the Agent, Shea provided the Company with a notice of conversion, and upon completion of the sale of the Old Bridge Facility was issued 260 shares of Company common stock in full satisfaction of the Shea Indebtedness.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: April 1, 2019	By:	/s/ Robert J. Pallé
Robert J. Pallé
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. PallÉ	Director, Chief Executive Officer,	April 1, 2019
Robert J. Pallé	President and Secretary (Principal Executive Officer)

/s/ Eric Skolnik	Senior Vice President and Chief Financial Officer	April 1, 2019
Eric Skolnik	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony Bruno	Director	April 1, 2019
Anthony Bruno

/s/ James F. Williams	Director	April 1, 2019
James F. Williams

/s/ Charles E. Dietz	Director	April 1, 2019
Charles E. Dietz

/s/ Gary P. Scharmett	Director	April 1, 2019
Gary P. Scharmett

/s/ Steven L. Shea	Director	April 1, 2019
Steven L. Shea

/s/ James H. Williams	Director	April 1, 2019
James H. Williams

/s/ Stephen K. Necessary	Director	April 1, 2019
Stephen K. Necessary