Form 10-Q
period 2019-03-31
BLONDER TONGUE LABORATORIES INC
filed 2019-05-15
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001	BDR	NYSE American

Number of shares of common stock, par value $.001, outstanding as of May 6, 2019: 9,595,215

The Exhibit Index appears on page 20.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash	$1,628	$559
Accounts receivable, net of allowance for doubtful accounts of $49 and $53 as of March 31, 2019 and December 31,2018, respectively	1,864	2,654
Inventories, current	6,780	6,172
Prepaid benefit costs	288	288
Deferred loan costs	112	149
Prepaid and other current assets	831	555
Total current assets	11,503	10,377
Inventories, net non-current	-	551
Property, plant and equipment, net	263	2,890
License agreements, net	7	12
Intangible assets, net	1,227	1,269
Goodwill	493	493
Right of use assets, net	3,859	-
Other assets, net	791	9
	$18,143	$15,601
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$-	$2,603
Current portion of long-term debt	24	3,075
Current portion of lease liability	653	-
Accounts payable	934	1,523
Accrued compensation	335	332
Income taxes payable	28	28
Other accrued expenses	201	702
Total current liabilities	2,175	8,263

Subordinated convertible debt with related parties	-	139
Lease liability, net of current portion	3,157	-
Long-term debt, net of current portion	30	32
Total liabilities	5,362	8,434
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding as of March 31, 2019 and December 31, 2018	-	-
Common stock, $.001 par value; authorized 25,000 shares, 9,768 and 9,508 shares issued, 9,595 and 9,335 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	9	9
Paid-in capital	28,199	27,910
Accumulated deficit	(13,853)	(19,178)
Accumulated other comprehensive loss	(832)	(832)
Treasury stock, at cost, 173 shares as of March 31, 2019 and December 31, 2018,	(742)	(742)
Total stockholders’ equity	12,781	7,167
	$18,143	$15,601

See accompanying notes to unaudited condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018

Net sales	$4,082	$5,363
Cost of goods sold	2,991	3,140
Gross profit	1,091	2,223
Operating expenses:
Selling	727	603
General and administrative	1,466	876
Research and development	665	657
	2,858	2,136
Operating (loss) income	(1,767)	87
Other expense -net	(83)	(150)
Gain on building sale	7,175	-
Earnings (loss) before income taxes	5,325	(63)
Provision for income taxes	-	-
Net earnings (loss)	$5,325	$(63)
Basic net earnings (loss) per share	$0.56	$(0.01)
Diluted net earnings (loss) per share	$0.53	$(0.01)
Basic weighted average shares outstanding	9,506	8,211
Diluted weighted average shares outstanding	10,076	8,211

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance at January 1, 2019	9,508	$9	$27,910	$(19,178)	$(832)	$(742)	$7,167
Net earnings	-	-	-	5,325	-	-	5,325
Conversion of subordinated convertible debt	260	-	140	-	-	-	140
Stock-based Compensation	-	-	149	-	-	-	149
Balance at March 31, 2019	9,768	$9	$28,199	$(13,853)	$(832)	$(742)	$12,781

Balance at January 1, 2018	8,465	$8	$26,920	$(17,821)	$(854)	$(840)	$7,413
Net loss	-	-	-	(63)	-	-	(63)
Stock-based Compensation	-	-	84	-	-	-	84
Balance at March 31, 2018	8,465	$8	$27,004	$(17,884)	$(854)	$(840)	$7,434

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Month Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net earnings (loss)	$5,325	$(63)
Adjustments to reconcile net earnings (loss) to cash (used in) provided by operating activities:
Gain on building sale	(7,175)	-
Stock compensation expense	149	84
Depreciation	52	79
Amortization	48	57
Recovery of bad debt expense	(4)	(50)
Amortization of loan fees	37	36
Non cash interest expense	1	19
Change in value of right to use assets	(49)	-
Changes in operating assets and liabilities:
Accounts receivable	794	301
Inventories	(57)	(205)
Prepaid and other current assets	(276)	(186)
Other assets	(782)	(1)
Accounts payable, accrued compensation and other accrued expenses	(1,087)	434
Net cash (used in) provided by operating activities	(3,024)	505
Cash Flows From Investing Activities:
Purchases of property and equipment	(10)	(14)
Proceeds on sale of building	9,765	-
Acquisition of licenses	(1)	-
Net cash provided by (used in) investing activities	9,754	(14)
Cash Flows From Financing Activities:
Net repayments of line of credit	(2,603)	(358)
Repayments of long-term debt	(3,058)	(63)
Net cash used in financing activities	(5,661)	(421)
Net increase in cash	1,069	70
Cash, beginning of period	559	168
Cash, end of period	$1,628	$238
Supplemental Cash Flow Information:
Cash paid for interest	$76	$89
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$5	$8
Conversion of subordinated convertible debt to common stock	$140	$-

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months then ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results, changes in stockholders’ equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 1, 2019. The results of the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period.

Note 2 – Summary of Significant Accounting Policies

(a)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include stock-based compensation and reserves related to accounts receivable, inventories and deferred tax assets. Actual results could differ from those estimates.

(b)	Fair Value of Financial Instruments

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

(c)	Earnings (loss) Per Share

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

The following table shows the calculation of diluted shares using the treasury stock method:

	Three months ended March 31,
	2019	2018
Shares used in computation of basic earnings (loss) per shares	9,506	8,211
Total dilutive effect of stock options	570	-
Shares used in computation of diluted earnings (loss) per share	10,076	8,211

The diluted share base excludes the following incremental shares due to their antidilutive effect:

	Three months ended March 31,
	2019	2018
Stock options	1,752	1,800
Warrants	100	100
Convertible debt	-	1,190
	1,852	3,090

(d)	Adoption of Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting. The guidance in this ASU expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. This amendment will be effective for annual and interim periods beginning after December 31, 2018. The adoption of ASU 2018-07 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosure.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. In June 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which further clarifies how to apply certain aspects of the new lease standard. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, which provides another transition method that allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Topic 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company adopted Topic 842 on January 1, 2019, using a transition method option approach as applied to leases existing as of or entered into after the adoption date. Topic 842 provides a number of optional practical expedients and accounting policy elections. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. Upon adoption of Topic 842, the Company recognized additional right of use assets and corresponding lease liabilities pertaining to its operating leases on its unaudited condensed consolidated balance sheets. The Company recognized approximately $290 of a right to use asset and liability under current operating leases at January 1, 2019. The Company recognized approximately $3,627 of a right to use asset and lease liability in connection with the lease described in Note 10. Operating lease liabilities are based on the net present value of the remaining lease payments over the lease term. In determining the present value of lease payment, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of March 31, 2019, the weighted average remaining lease term is 4.83 years and the weighted average discount rate used to determine the operating lease liabilities was 6.5%. The adoption of the new standard did not have a significant impact on the Company’s results of operations and cash flows.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (“Topic 220”): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements due to the presence of a full valuation allowance.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates disclosure requirement regarding transfers between level 1 and level 2 of the fair value of hierarchy, however, adds disclosure requirements on the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. The Company adopted the guidance on January 1, 2019, however, there was no adjustment required to its disclosures as it did not have fair value assets classified under level 2 or 3 as of March 31, 2019 and December 31, 2018.

(e)	Accounting Pronouncements Issued But Not Yet Effective

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

Note 3 – Revenue Recognition

The Company recognized revenue when it satisfies a performance obligation by transferring the product or service to the customer, typically at a point in time.

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Three months ended March 31,
	2019	2018
Digital video headend products	$2,028	$2,543
Data products	540	1,399
HFC distribution products	646	741
Analog video headend products	474	330
Contract manufactured products	28	224
Set top boxes	191	-
Other	175	126
	$4,082	$5,363

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

All of the Company’s sales are to customers located primarily throughout the United States and Canada.

The Company is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. Digital video headend products (including encoders) are used by a system operator for acquisition, processing, compression, encoding and management of digital video. Data products give service providers, integrators, and premises owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU’s, and college campuses, using IP technology. HFC distribution products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Analog video headend products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Contract-manufactured products, provides manufacturing, research and development and product support services for other companies’ products. Set top boxes are used by cable operators to provide video delivery to customers using IP technology. The Company also provides technical services, including hands-on training, system design engineering, on-site field support and complete system verification testing.

Note 4 – Inventories

Inventories are summarized as follows:

	March 31, 2019	December 31, 2018
Raw Materials	$2,002	$2,581
Work in process	2,219	1,573
Finished Goods	2,559	2,569
	6,780	6,723
Less current inventories	(6,780)	(6,172)
	$-	$551

Inventories are stated at the lower of cost, determined by the first-in, first-out (“FIFO”) method, or net realizable value.

The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company anticipates that certain products will not be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months have been written down to net realizable value.

The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $693 during the three months ended March 31, 2019.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 5 – Debt

On December 28, 2016, the Company entered into a Loan and Security Agreement (the “Sterling Agreement”) with Sterling National Bank (“Sterling”). The Sterling Agreement provided the Company with a credit facility in an aggregate amount of $8,500 (the “Sterling Facility”) consisting of a $5,000 asset-based revolving line of credit (the “Revolver”) and, prior to entering into the Consent (defined below), a $3,500 amortizing term loan (the “Term Loan”). The Sterling Facility matures in December 2019. Interest on the Revolver is variable, based upon the 30-day LIBOR rate (2.49% and 1.88% at March 31, 2019 and 2018, respectively) plus a margin of 4.00%. Interest on the Term Loan also is variable, based upon the 30-day LIBOR rate (2.49% and 1.88% at March 31, 2019 and 2018, respectively) plus a margin of 4.50%. The Term Loan amortized at the rate of $19 per month. On March 30, 2017, the Company and Sterling entered into a certain First Amendment to Loan and Security Agreement (the “First Amendment”), pursuant to which, among other things, the parties amended the definitions of certain items used in the calculation of the fixed charge coverage ratio, deferred the first measurement period of the financial covenants contemplated by the Sterling Agreement, from December 31, 2016 to January 31, 2017, and modified certain terms relating to permitted investments by the Company.

On February 1, 2019, in connection with the completion of the sale of the Old Bridge Facility and entry into the Lease (as further described in Note 10), the Company entered into a Consent Under Loan and Security Agreement (the “Consent”) with Sterling, pursuant to which, in consideration for Sterling’s consent to the Company’s sale of the Old Bridge Facility and Sterling’s further agreement to execute and deliver a Discharge of Mortgage and Assignment of Leases and Rents (the “Discharge”) to effect the discharge of Sterling’s mortgage thereon, the Company was required to apply the proceeds of the sale of the Old Bridge Facility to fully pay, satisfy and discharge the Term Loan and to pay down the Revolver balance to $0.00 (with no reduction in the Revolver commitment by Sterling). The Company paid approximately $3,014 to pay off the Term Loan in connection with the Discharge. In addition, the Company paid down the outstanding balance under the Revolver of approximately $2,086. On March 29, 2019, the Company and Sterling entered into a certain Second Amendment to Loan and Security Agreement (the “Second Amendment”), which replaced the existing fixed charge coverage ratio covenant with a minimum liquidity covenant. That covenant obligates the Company to not permit the sum of its unrestricted cash (as described in the Second Amendment) plus availability under the Revolver to drop below $2,000,000 at any time. The outstanding balances under the Revolver were zero and $2,603 at March 31, 2019 and December 31, 2018, respectively. All outstanding indebtedness under the Sterling Agreement is secured by all of the assets of the Company and its subsidiaries.

The Sterling Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, encumbrances on the Company’s assets, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the sale or other disposition of the Company’s assets. In addition, the Company must maintain (i) the minimum liquidity described above and (ii) a leverage ratio of not more than 2.0 to 1.0 for any fiscal month (determined as of the last day of each fiscal month, as calculated for the Company and its consolidated subsidiaries). The Company was not in compliance with the fixed charge coverage ratio covenant under the Sterling Agreement at December 31, 2018 and January 31, 2019. Sterling waived this non-compliance in the Second Amendment. The Company was in compliance with its covenants as of March 31, 2019.

Note 6 – Subordinated Convertible Debt with Related Parties

On March 28, 2016, the Company and RLD as borrowers and Robert J. Pallé, as agent (in such capacity “Agent”) and as a lender, together with Carol M. Pallé, Steven Shea and James H. Williams as lenders (collectively, the “Subordinated Lenders”) entered into a certain Amended and Restated Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the Subordinated Lenders agreed to provide the Company with a delayed draw term loan facility of up to $750 (“Subordinated Loan Facility”), under which individual advances in amounts not less than $50 could be drawn by the Company. Interest on the outstanding balance under the Subordinated Loan Facility from time to time, accrued at 12% per annum (subject to increase under certain circumstances) and was payable monthly in-kind by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it was permitted to pay interest in cash on any interest payment date, in lieu of PIK Interest. The Subordinated Lenders had the option of converting the principal balance of the loan, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price of $0.54 per share (subject to adjustment under certain circumstances). This conversion right was subject to stockholder approval as required by the rules of the NYSE MKT, which approval was obtained on May 24, 2016 at the Company’s annual meeting of stockholders. The obligations of the Company and RLD under the Subordinated Loan Agreement were secured by substantially all of the Company’s and RLD’s assets, including by a mortgage against the Old Bridge Facility (the “Subordinated Mortgage”). The Subordinated Loan Agreement had a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Subordinated Lenders and Sterling entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Subordinated Lenders under the Subordinated Loan Agreement and the Subordinated Mortgage were subordinated to the rights of Sterling under the Sterling Agreement and related security documents. The Subordination Agreement precluded the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of Sterling.

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

In connection with the anticipated completion of the sale of the Old Bridge Facility (as described in Note 10), on January 24, 2019, the Company and RLD, as Borrower, the Lenders and the Agent entered into a Debt Conversion and Lien Termination Agreement (the “Conversion and Termination Agreement”). As of the date of the Conversion and Termination Agreement, the Borrower was indebted to Steven L. Shea (“Shea”) for the principal and accrued interest relating to a $100 loan advanced by Shea under the Subordinated Loan Agreement (the “Shea Indebtedness”). In addition, as of the date of the Conversion and Termination Agreement Robert J. Pallé and Carol M. Pallé (collectively, “Initial Lenders”), remained subject to a commitment to lend Borrower up to an additional $250 (the “Additional Commitment”). The Conversion and Termination Agreement provided for (i) the full payment of the Shea Indebtedness (unless such amounts were converted into shares of common stock prior to repayment), (ii) the termination of the Additional Commitment, and (iii) the release and termination of all liens and security interests in the collateral under the Subordinated Loan Documents, including with respect to the Subordinated Mortgages, each to become effective as of the closing of the sale of the Old Bridge Facility. In connection with the execution and delivery of the Conversion and Termination Agreement, Shea provided the Company with a notice of conversion, and upon completion of the sale of the Old Bridge Facility was issued 260 shares of the Company’s common stock in full satisfaction of the Shea Indebtedness.

Note 7 – Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the three month periods ended March 31, 2019 and 2018, this law firm billed the Company approximately $151 and $96, respectively for legal services provided by this firm. Included in accounts payable on the accompanying balance sheets at March 31, 2019 and December 31, 2018, is approximately $21 and zero, respectively, owed to this law firm.

Note 8 – Concentration of Credit Risk

The following table summarizes credit risk with respect to customers as percentage of sales for the three month periods ending March 31, 2019 and 2018, respectively and as a percentage of accounts receivable as of March 31, 2019 and December 31, 2018, respectively:

	Net sales
	Three months ended		Accounts Receivable
	March 31,		March 31,	December 31,
	2019	2018	2019	2018

Customer A	14%	16%	-	14%
Customer B	10%	27%	16%	22%
Customer C	12%	-	-	-
Customer D	-	-	-	11%
Customer E	-	-	15%	-

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 9 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, and office equipment under non-cancellable operating leases at various dates through January, 2024.

Maturities of the lease liabilities are as follows:

Amount
Amount remaining year ending December 31, 2019	$462
2020	768
2021	809
2022	809
2023	885
Thereafter	77
Lease liability	$3,810

Litigation

The Company from time to time is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Note 10 – Building Sale and Leaseback

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

The sale of the Old Bridge Facility was made pursuant to an Agreement of Sale dated as of August 3, 2018 as amended and extended (collectively, the “Sale Agreement”). Pursuant to the Sale Agreement, at closing, Buyer paid the Company $10,500. In addition, at closing, the Company advanced to the Buyer the sum of $130, representing a preliminary estimate of the Company’s share (as a tenant of the Old Bridge Facility following closing) of property repairs, as contemplated by the Sale Agreement. The Company recognized a gain of approximately $7,175 in connection with the sale.

The Lease will have an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of approximately $837 for the first year of the lease with the amount of base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. The Lease was accounted for under Topic 842 as described in Note 1.

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

Forward-Looking Statements

In addition to historical information this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our ability to extend or refinance our debt obligations, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

During 2019, the Company introduced a line of Android TV set top boxes. These products were designed to help transition cable subscribers coming from traditional PayTV services onto a modern IPTV platform combining access to OTT and PayTV video services.  The Company expects growth in this business during 2019 and in future years.

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $2,028,000 and $2,543,000 in the first three months of 2019 and 2018, respectively, while sales of analog video headend products were $474,000 and $330,000 in the first three months of 2019 and 2018, respectively. Any substantial decrease in sales of analog products without a related increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $28,000 and $224,000 in the first three months of 2019 and 2018, respectively. Sales to VBrick for sub-assemblies were not material in the first three months of 2019 or 2018.

Results of Operations

First three months of 2019 Compared with first three months of 2018

Net Sales. Net sales decreased $1,281,000, or 23.9%, to $4,082,000 in the first three months of 2019 from $5,363,000 in the first three months of 2018. The decrease is primarily attributed to a decrease in sales of data products, digital video headend products and contract manufactured products, offset by an increase in sales of analog video head products and set top box products. Sales of data products were $540,000 and $1,399,000, digital video headend products were $2,028,000 and $2,543,000, contracted manufactured products were $28,000 and $224,000, analog video headend products were $474,000 and $330,000 and set top box products were $191,000 and zero in the first three months of 2019 and 2018, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $2,991,000 for the first three months of 2019 from $3,140,000 for the first three months of 2018 but increased as a percentage of sales to 73.3% from 58.6%. The decrease was primarily due to a reduction in sales offset by an increase in the write down of inventory to net realizable value of $692,000. The increase as a percentage of sales was primarily attributed to the above. Had the write down not occurred, cost of goods sold as a percentage of sales would have been 56.3% for the three months ended March 31, 2019.

Selling Expenses. Selling expenses increased to $727,000 for the first three months of 2019 from $603,000 in the first three months of 2018, and increased as percentage of sales to 17.8% for the first three months of 2019 from 11.2% for the first three months of 2018. The $124,000 increase was primarily the result of an increase in salaries and fringe benefits due to an increase in head count and salary adjustments of $99,000, an increase in freight expense of $27,000 and an increase in department supplies of $21,000.

General and Administrative Expenses. General and administrative expenses increased to $1,466,000 for the first three months of 2019 from $876,000 for the first three months of 2018 and increased as a percentage of sales to 35.9% for the first three months of 2019 from 16.3% for the first three months of 2018. The $590,000 increase was primarily the result of an increase in salaries and fringe benefits due to an increase in head count and salary adjustments of $390,000 and an increase in consulting fees of $96,000 related to IT outsourcing.

Research and Development Expenses. Research and development expenses increased to $665,000 in the first three months of 2019 from $657,000 in the first three months of 2018 and increased as a percentage of sales to 16.3% for the first three months of 2019 from 12.3% for the first three months of 2018. This $8,000 increase is primarily the result of an increase in salaries and fringe benefits due to an increase in head count and salary adjustments of $45,000 and an increase in consulting fees of $26,000, offset by a decrease in department supplies of $41,000 and a decrease in labor related to product software revisions of $22,000.

Operating(Loss) Income. Operating loss of $1,767,000 for the first three months of 2019 represents a decrease from operating income of $87,000 for the first three months of 2018. Operating (loss) income as a percentage of sales was (43.3)% in the first three months of 2019 compared to 1.6% in the first three months of 2018.

Interest Expense. Interest expense decreased to $83,000 in the first three months of 2019 from $150,000 in the first three months of 2018. The decrease is primarily the result of lower average borrowing.

Liquidity and Capital Resources

As of March 31, 2019, and December 31, 2018, the Company’s working capital was $9,328,000 and $2,144,000, respectively. The increase in working capital is primarily due to the proceeds of the sale of the Old Bridge Facility after paying off the Term Loan and paying down the Revolver under the Sterling Facility.

The Company’s net cash used in operating activities for the three-month period ended March 31, 2019 was $3,024,000 primarily due to non cash adjustments of $(6,941,000) and a decrease in accounts payable, accrued compensation and other accrued expenses of $1,087,000, offset by net earnings of $5,325,000. The Company’s net cash provided by operating activities for the three-month period ended March 31, 2018 was $505,000 primarily due to an increase in accounts payable, accrued compensation and other accrued expenses of $434,000 and a reduction in accounts receivable of $301,000, offset by a reduction in prepaid and other current assets of $186,000.

Cash provided by investing activities for the three-month period ended March 31, 2019 was $9,754,000, of which $9,765,000 was attributable to proceeds on the sale of the Old Bridge Facility, $1,000 was attributable to additional license fees and $10,000 was attributable to capital expenditures. Cash used in investing activities for the three-month period ended March 31, 2018 was $14,000, all of which was attributable to capital expenditures.

Cash used in financing activities was $5,661,000 for the first three months of 2019, which was comprised of net repayments of borrowings on the Revolver under the Sterling Facility of $2,603,000 and repayments of long-term debt of $3,058,000. Cash used in financing activities was $421,000 for the first three months of 2018, which was comprised of net repayments of line of credit of $358,000 and repayments of debt of $63,000.

For a full description of the Company’s secured indebtedness under the Sterling Facility and the Company’s senior subordinated convertible indebtedness under the Subordinated Loan Facility, and their respective effects upon the Company’s condensed consolidated financial position and results of operations, see Note 5 – Debt and Note 6 – Subordinated Convertible Debt with Related Parties, of the Notes to Condensed Consolidated Financial Statements.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations and amounts available under the Sterling Facility and the Subordinated Loan Facility. In connection with the completion of the sale of the Old Bridge Facility, as described below, the Subordinated Loan Facility was terminated. On a going-forward basis, the Company expects its primary sources of liquidity will be its existing cash balances (including amounts the Company received upon completion of the sale of the Old Bridge Facility, as described below), cash generated from operations and amounts available under the Sterling Facility. The Company was not in compliance with the fixed charge coverage ratio under the Sterling Agreement at December 31, 2018 and January 31, 2019. Sterling has waived this non-compliance, and the Company and Sterling have agreed to an amendment to the Sterling Agreement (the “Second Amendment”), which replaced the existing fixed charge coverage ratio covenant with a minimum liquidity covenant. That covenant obligates the Company to not permit the sum of its unrestricted cash (as described in the Second Amendment) plus availability under the Revolver to drop below $2,000,000 at any time. The Company was in compliance with its covenants as of March 31, 2019. As of March 31, 2019, the Company had zero outstanding under the Revolver, $1,111,000 of availability for borrowing under the Revolver and $1,628,000 cash on hand. The minimum liquidity covenant will effectively reduce the amount that the Company is able to borrow under the Sterling Facility. The Sterling Facility matures in December 2019. We currently intend to seek to extend the Sterling facility, but if we are unable to do so, we would seek new debt financing arrangements. We cannot assure you that new debt financing will be available to us on acceptable terms or at all.

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

The sale of the Old Bridge Facility was made pursuant to an Agreement of Sale dated as of August 3, 2018 (the “Initial Sale Agreement”), as amended by an Extension Letter Agreement dated as of September 20, 2018, the Second Amendment to Agreement of Sale dated as of October 8, 2018 and the Third Amendment to Agreement of Sale dated as of January 30, 2019 (the Initial Sale Agreement together with the Extension Letter Agreement, Second Amendment to Agreement of Sale and Third Amendment to Agreement of Sale, collectively, the “Sale Agreement”). Pursuant to the Sale Agreement, at closing, the Buyer paid the Company $10,500,000. In addition, at closing, the Company advanced to the Buyer the sum of $130,000, representing a preliminary estimate of the Company’s share (as a tenant of the Old Bridge Facility following closing) of property repairs, as contemplated by the Sale Agreement.

On February 1, 2019, in connection with the completion of the sale of the Old Bridge Facility and entry into the Lease, the Company entered into a Consent Under Loan and Security Agreement (the “Consent”) with Sterling National Bank (“Sterling”), pursuant to which, in consideration for Sterling’s consent to the Company’s sale of the Old Bridge Facility and Sterling’s further agreement to execute and deliver a Discharge of Mortgage and Assignment of Leases and Rents (the “Discharge”) to effect the discharge of Sterling’s mortgage on the Old Bridge Facility, the Company was required to apply the proceeds of the sale of the Old Bridge Facility to fully pay, satisfy and discharge the Term Loan and to pay down the Revolver balance to $0.00 (with no reduction in the Revolver commitment by Sterling). The Company paid approximately $3,014,000 to pay off the Term Loan in connection with the Discharge. In addition, the Company paid down the outstanding balance under the Revolver of approximately $2,086,000.

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

In connection with the anticipated completion of the sale of the Old Bridge Facility, on January 24, 2019, the Borrower, the Lenders and the Agent entered into the Conversion and Termination Agreement to provide for (i) the full payment of the Shea Indebtedness (unless such amounts were converted into shares of Common Stock prior to repayment), (ii) the termination of the Additional Commitment and (iii) the release and termination of all liens and security interests in the collateral under the Subordinated Loan Documents, including with respect to the Subordinated Mortgages, each to become effective as of the closing of the sale of the Old Bridge Facility. In connection with the execution and delivery of the Conversion and Termination Agreement by the Borrower, the Lenders and the Agent, Shea provided the Company with a notice of conversion, and upon completion of the sale of the Old Bridge Facility was issued 259,983 shares of Company Common Stock in full satisfaction of the Shea Indebtedness.

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

The Company’s primary long-term obligations are for payment of interest and principal on the Sterling Facility, which expires on December 28, 2019. The Company expects to use cash generated from operations and the Sale Agreement proceeds to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $10,000 and $81,000 in the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The Company expects to use cash generated from operations, amounts available under the Sterling Facility, proceeds from the Sale Agreement and purchase-money financing to meet any anticipated long-term capital expenditures.

The Company believes that it has sufficient liquidity and capital resources to sustain its planned operations for at least the next 12 months from the filing date of this Form 10-Q.

Critical Accounting Estimates

See the Notes to Condensed Consolidated Financial Statements for a description of where estimates are required.

Recent Accounting Pronouncements

See Notes 2(d) and (e) of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the Company’s consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2019.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BLONDER TONGUE LABORATORIES, INC.

Date: May 15, 2019	By:	/s/ Robert J. Pallé
Robert J. Pallé
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.
10.1	Third Amendment to Agreement of Sale dated January 30, 2019.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 31, 2019.
10.2	Consent Under Loan and Security Agreement dated February 1, 2019.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 6, 2019.
10.3	Debt Conversion and Lien Termination Agreement dated as of January 24, 2019.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed February 6, 2019.
10.4	Second Amendment To Loan and Security Agreement dated March 29, 2019.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 2, 2019.
31.1	Certification of Robert J. Pallé pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.
101.1	Interactive data files.	Filed herewith.