Form 10-Q
period 2019-06-30
BLONDER TONGUE LABORATORIES INC
filed 2019-08-14
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019.

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

Number of shares of common stock, par value $.001, outstanding as of August 6, 2019: 9,621,716

The Exhibit Index appears on page 21

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited)
	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$212	$559
Accounts receivable, net of allowance for doubtful accounts of $49 and $53 as of June 30, 2019 and December 31,2018, respectively	3,094	2,654
Inventories, current	8,025	6,172
Prepaid benefit costs	288	288
Deferred loan costs	76	149
Prepaid and other current assets	600	555
Total current assets	12,295	10,377
Inventories, net non-current	-	551
Property, plant and equipment, net	271	2,890
License agreements, net	18	12
Intangible assets, net	1,184	1,269
Goodwill	493	493
Right of use assets, net	3,736	-
Other assets, net	789	9
	$18,786	$15,601
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$-	$2,603
Current portion of long-term debt	25	3,075
Current portion of lease liability	728	-
Accounts payable	2,204	1,523
Accrued compensation	451	332
Income taxes payable	11	28
Other accrued expenses	263	702
Total current liabilities	3,682	8,263

Subordinated convertible debt with related parties	-	139
Lease liability, net of current portion	2,960	-
Long-term debt, net of current portion	24	32
Total liabilities	6,666	8,434
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding as of June 30, 2019 and December 31, 2018	-	-
Common stock, $.001 par value; authorized 25,000 shares 9,723 and 9,508 shares issued, 9,622 and 9,335 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	9	9
Paid-in capital	28,171	27,910
Accumulated deficit	(14,744)	(19,178)
Accumulated other comprehensive loss	(832)	(832)
Treasury stock, at cost, 101 and 173 shares as of June 30, 2019 and December 31, 2018, respectively	(484)	(742)
Total stockholders’ equity	12,120	7,167
	$18,786	$15,601

See accompanying notes to unaudited condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$5,437	$5,277	$9,519	$10,640
Cost of goods sold	3,432	3,086	6,423	6,226
Gross profit	2,005	2,191	3,096	4,414
Operating expenses:
Selling	745	608	1,472	1,211
General and administrative	1,327	1,157	2,793	2,033
Research and development	778	643	1,443	1,300
	2,850	2,408	5,708	4,544
Loss from operations	(845)	(217)	(2,612)	(130)
Other Expense - net	(46)	(118)	(129)	(268)
Gain on building sale	-	-	7,175	-
(Loss) earnings before income taxes	(891)	(335)	4,434	(398)
Provision for income taxes	-	-	-	-
Net (loss) earnings	$(891)	$(335)	$4,434	$(398)
Basic net (loss) earnings per share	$(0.09)	$(0.04)	$0.46	$(0.05)
Diluted net (loss) earnings per share	$(0.09)	$(0.04)	$0.44	$(0.05)
Basic weighted averages shares outstanding	9,611	8,905	9,558	8,560
Diluted weighted averages shares outstanding	9,611	8,905	10,065	8,560

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance at January 1, 2019	9,508	$9	$27,910	$(19,178)	$(832)	$(742)	$7,167
Net earnings	-	-	-	5,325	-	-	5,325
Conversion of subordinated convertible debt	260	-	140	-	-	-	140
Stock-based Compensation	-	-	149	-	-	-	149
Balance at March 31, 2019	9,768	$9	$28,199	$(13,853)	$(832)	$(742)	$12,781
Net loss	-	-	-	(891)	-	-	(891)
Shares issued from treasury stock	(45)	-	(196)	-	-	258	62
Stock-based Compensation	-	-	168	-	-	-	168
Balance at June 30, 2019	9,723	$9	$28,171	$(14,744)	$(832)	$(484)	$12,120

Balance at January 1, 2018	8,465	$8	$26,920	$(17,821)	$(854)	$(840)	$7,413
Net loss	-	-	-	(63)	-	-	(63)
Stock-based Compensation	-	-	84	-	-	-	84
Balance at March 31, 2018	8,465	$8	$27,004	$(17,884)	$(854)	$(840)	$7,434
Net loss	-	-	-	(335)	-	-	(335)
Conversion of subordinated convertible debt	842	1	454	-	-	-	455
Stock-based Compensation	475	-	147	-	-	-	147
Balance at June 30, 2018	9,782	$9	$27,605	$(18,219)	$(854)	$(840)	$7,701

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net earnings (loss)	$4,434	$(398)
Adjustments to reconcile net earnings (loss) to cash (used in) provided by operating activities:
Gain on building sale	(7,175)	-
Stock based compensation expense	317	231
Depreciation	91	157
Amortization	101	111
Recovery of bad debt expense	(4)	(50)
Amortization of deferred loan costs	73	72
Non cash interest expense	1	27
Amortization of right of use assets	(48)	-
Equity based directors’ fees and other non cash compensation	55	-
Changes in operating assets and liabilities:
Accounts receivable	(436)	1,004
Inventories	(1,302)	(331)
Prepaid and other current assets	(46)	(167)
Other assets	(780)	2
Income taxes payable	(17)	-
Accounts payable, accrued compensation and other accrued expenses	361	661
Net cash (used in) provided by operating activities	(4,375)	1,319
Cash Flows From Investing Activities:
Purchases of property and equipment	(57)	(47)
Proceeds on sale of building	9,765	-
Acquisition of licenses	(21)	(5)
Net cash provided by (used in) investing activities	9,687	(52)
Cash Flows From Financing Activities:
Net repayments of line of credit	(2,603)	(865)
Repayments of long-term debt	(3,063)	(126)
Proceeds from exercise of stock options	7	-
Net cash used in financing activities	(5,659)	(991)
Net (decrease) increase in cash	(347)	276
Cash, beginning of period	559	168
Cash, end of period	$212	$444
Supplemental Cash Flow Information:
Cash paid for interest	$86	$180
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$5	$15
Conversion of subordinated convertible debt to common stock	$140	$455

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 1 – Company and Basis of Consolidation

Blonder Tongue Laboratories, Inc. (together with its consolidated subsidiaries, the “Company”) is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport, and broadband product solutions to the cable markets the Company serves, including the multi-dwelling unit market, the lodging/hospitality market and the institutional market, including hospitals, prisons and schools, primarily throughout the United States and Canada. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results, changes in stockholders’ equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 1, 2019. The results of the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

(b)	Earnings (loss) Per Share

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

The following table shows the calculation of diluted shares using the treasury stock method:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Weighted average shares used in computation of basic earnings (loss) per shares	9,611	8,905	9,558	8,560
Total dilutive effect of stock options	-	-	507	-
Weighted average shares used in computation of diluted earnings (loss) per share	9,611	8,905	10,065	8,560

The diluted share base excludes the following potential common shares due to their antidilutive effect:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Stock options	2,675	824	1,963	1,413
Warrants	100	100	100	100
Convertible debt	-	363	-	363
	2,775	1,287	2,063	1,876

(c)	Adoption of Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. In June 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which further clarifies how to apply certain aspects of the new lease standard. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, which provides another transition method that allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Topic 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company adopted Topic 842 on January 1, 2019, using a transition method option approach as applied to leases existing as of or entered into after the adoption date. Topic 842 provides a number of optional practical expedients and accounting policy elections. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. Upon adoption of Topic 842, the Company recognized additional right of use assets and corresponding lease liabilities pertaining to its operating leases on its unaudited condensed consolidated balance sheets. The Company recognized approximately $290 of a right of use asset and liability under current operating leases at January 1, 2019. The Company recognized approximately $3,627 of a right of use asset and lease liability in connection with the lease described in Note 10. Operating lease liabilities are based on the net present value of the remaining lease payments over the lease term. In determining the present value of lease payment, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of June 30, 2019, the weighted average remaining lease term is 4.58 years and the weighted average discount rate used to determine the operating lease liabilities was 6.5%. The adoption of the new standard did not have a significant impact on the Company’s results of operations and cash flows.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

(d)	Accounting Pronouncements Issued But Not Yet Effective

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“Topic 326”). ASU 2016-13 changes the impairment model for most financial assets and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the effect this new standard will have on its financial position, results of operations or financial statement disclosure.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 3 – Revenue Recognition

The Company recognizes revenue when it satisfies a performance obligation by transferring the product or service to the customer, typically at a point in time.

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Digital video headend products	$2,244	$2,542	$4,190	$5,085
Set top boxes	1,002	-	1,193	-
Data products	565	1,055	1,105	2,454
HFC distribution products	581	761	1,227	1,502
Analog video headend products	409	493	883	823
NeXgen	362	-	444	-
Contract manufactured products	46	155	74	379
Other	228	271	403	397
	$5,437	$5,277	$9,519	$10,640

All of the Company’s sales are to customers located primarily throughout the United States and Canada.

The Company is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. Digital video headend products (including encoders) are used by a system operator for acquisition, processing, compression, encoding and management of digital video. Data products give service providers, integrators, and premises owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU’s, and college campuses, using IP technology. HFC distribution products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Analog video headend products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Contract-manufactured products provides manufacturing, research and development and product support services for other companies’ products. Set top boxes are used by cable operators to provide video delivery to customers using IP technology. NeXgen is a two-way forward looking platform that is used to deliver next generation entertainment services in both enterprise and residential locations. The Company also provides technical services, including hands-on training, system design engineering, on-site field support and complete system verification testing.

Note 4 – Inventories

Inventories are summarized as follows:

	June 30, 2019	December 31, 2018
Raw Materials	$2,790	$2,581
Work in process	3,149	1,573
Finished Goods	2,086	2,569
	8,025	6,723
Less current inventories	(8,025)	(6,172)
	$-	$551

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

The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $730 during the six months ended June 30, 2019.

Note 5 – Debt

On December 28, 2016, the Company entered into a Loan and Security Agreement (the “Sterling Agreement”) with Sterling National Bank (“Sterling”). The Sterling Agreement provided the Company with a credit facility in an aggregate amount of $8,500 (the “Sterling Facility”) consisting of a $5,000 asset-based revolving line of credit (the “Revolver”) and, prior to entering into the Consent (defined below), a $3,500 amortizing term loan (the “Term Loan”). The Sterling Facility matures in December 2019. Interest on the Revolver is variable, based upon the 30-day LIBOR rate (2.49% and 2.09% at June 30, 2019 and 2018, respectively) plus a margin of 4.00%. Interest on the Term Loan also is variable, based upon the 30-day LIBOR rate (2.49% and 2.09% at June 30, 2019 and 2018, respectively) plus a margin of 4.50%. The Term Loan amortized at the rate of $19 per month. On March 30, 2017, the Company and Sterling entered into a certain First Amendment to Loan and Security Agreement (the “First Amendment”), pursuant to which, among other things, the parties amended the definitions of certain items used in the calculation of the fixed charge coverage ratio, deferred the first measurement period of the financial covenants contemplated by the Sterling Agreement, from December 31, 2016 to January 31, 2017, and modified certain terms relating to permitted investments by the Company.

On February 1, 2019, in connection with the completion of the sale of the Old Bridge Facility and entry into the Lease (as further described in Note 10), the Company entered into a Consent Under Loan and Security Agreement (the “Consent”) with Sterling, pursuant to which, in consideration for Sterling’s consent to the Company’s sale of the Old Bridge Facility and Sterling’s further agreement to execute and deliver a Discharge of Mortgage and Assignment of Leases and Rents (the “Discharge”) to effect the discharge of Sterling’s mortgage thereon, the Company was required to apply the proceeds of the sale of the Old Bridge Facility to fully pay, satisfy and discharge the Term Loan and to pay down the Revolver balance to zero (with no reduction in the Revolver commitment by Sterling). The Company paid approximately $3,014 to pay off the Term Loan in connection with the Discharge. In addition, the Company paid down the outstanding balance under the Revolver of approximately $2,086. On March 29, 2019, the Company and Sterling entered into a certain Second Amendment to Loan and Security Agreement (the “Second Amendment”), which replaced the existing fixed charge coverage ratio covenant with a minimum liquidity covenant. That covenant obligates the Company to not permit the sum of its unrestricted cash (as described in the Second Amendment) plus availability under the Revolver to drop below $2,000,000 at any time. The outstanding balances under the Revolver were zero and $2,603 at June 30, 2019 and December 31, 2018, respectively. All outstanding indebtedness under the Sterling Agreement is secured by all of the assets of the Company and its subsidiaries.

The Sterling Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, encumbrances on the Company’s assets, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the sale or other disposition of the Company’s assets. In addition, the Company must maintain (i) the minimum liquidity described above and (ii) a leverage ratio of not more than 2.0 to 1.0 for any fiscal month (determined as of the last day of each fiscal month, as calculated for the Company and its consolidated subsidiaries). The Company was not in compliance with the fixed charge coverage ratio covenant under the Sterling Agreement at December 31, 2018 and January 31, 2019. Sterling waived this non-compliance in the Second Amendment. The Company was in compliance with its financial covenants as of June 30, 2019.

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

Note 7 – Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the three and six month periods ended June 30, 2019 and 2018, this law firm billed the Company approximately $124, $275, $304 and $401, respectively for legal services provided by this firm. Included in accounts payable on the accompanying balance sheets at June 30, 2019 and December 31, 2018, is approximately $61 and zero, respectively, owed to this law firm.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 8 – Concentration of Credit Risk

The following table summarizes credit risk with respect to customers as percentage of sales for the three and six month periods ending June 30, 2019 and 2018, respectively and as a percentage of accounts receivable as of June 30, 2019 and December 31, 2018, respectively:

	Net sales
	Three months ended		Six months ended		Accounts receivable
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019	December 31, 2018
Customer A	10%	14%	12%	15%	-	14%
Customer B	14%	26%	12%	26%	14%	22%
Customer C	15%	-	-	-	28%	-
Customer D	-	-	-	-	-	11%
Customer E	-	-	-	-	15%	-

Note 9 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, and office equipment under non-cancellable operating leases at various dates through January 2024. Lease costs and cash paid for the three and six month periods ended June 30, 2019 were $251 and $354, respectively.

Maturities of the lease liabilities are as follows:

For the year ended December 31,	Amount
Amount remaining year ending December 31, 2019	$340
2020	768
2021	809
2022	809
2023	885
Thereafter	77
Lease liability	$3,688

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

The Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of approximately $837 for the first year of the Lease with the amount of base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. The Lease was accounted for under Topic 842 as a sale leaseback as described in Note 2.

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

During 2019, the Company introduced a line of Android TV set top boxes. These products were designed to help transition cable subscribers coming from traditional PayTV services onto a modern IPTV platform combining access to Over the Top (“OTT”) and PayTV video services. The Company expects growth in this business during 2019 and in future years.

During 2019, the Company introduced a line of products known as NeXgen (“NXG”). NXG is a two-way forward looking platform that is used to deliver next generation entertainment services in both enterprise and residential locations. The Company expects growth in this business during 2019 and in future years.

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $2,244,000 and $2,542,000 in the second three months of 2019 and 2018, respectively and $4,190,000 and $5,085,000 in the first six months of 2019 and 2018, respectively. Sales of analog video headend products were $409,000 and $493,000 in the second three months of 2019 and 2018, respectively and $883,000 and $823,000 in the first six months of 2019 and 2018, respectively. Any substantial decrease in sales of analog products without a related substantial increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $46,000 and $155,000 in the second three months of 2019 and 2018, respectively and $74,000 and $379,000 in the first six months of 2019 and 2018, respectively. Sales to VBrick for sub-assemblies were not material in the second three months or first six months of 2019 or 2018.

Results of Operations

Second three months of 2019 Compared with second three months of 2018

Net Sales. Net sales increased $160,000, or 3.0%, to $5,437,000 in the second three months of 2019 from $5,277,000 in the second three months of 2018. The increase is primarily attributed to an increase in set top boxes and NXG products, offset by a decrease in sales of data products, digital video headend products, contract manufactured products and HFC distribution products. Sales of set top boxes were $1,002,000 and zero, NXG products were $362,000 and zero, data products were $565,000 and $1,055,000, digital video headend products were $2,244,000 and $2,542,000, contracted manufactured products were $46,000 and $155,000 and HFC distribution products were $581,000 and $761,000 in the second three months of 2019 and 2018, respectively.

Cost of Goods Sold. Cost of goods sold increased to $3,432,000 for the second three months of 2019 from $3,086,000 for the second three months of 2018 and increased as a percentage of sales to 63.1% from 58.5%. The increase was primarily due to an increase in sales. The increase as a percentage of sales was primarily attributed to an unfavorable change in product mix.

Selling Expenses. Selling expenses increased to $745,000 for the second three months of 2019 from $608,000 in the second three months of 2018, and increased as percentage of sales to 13.7% for the second three months of 2019 from 11.5% for the second three months of 2018. The $137,000 increase was primarily the result of an increase in salaries and fringe benefits due to an increase in head count and salary adjustments of $122,000.

General and Administrative Expenses. General and administrative expenses increased to $1,327,000 for the second three months of 2019 from $1,157,000 for the second three months of 2018 and increased as a percentage of sales to 24.4% for the second three months of 2019 from 21.9% for the second three months of 2018. The $170,000 increase was primarily the result of an increase in salaries and fringe benefits due to an increase in head count and salary adjustments of $24,000, an increase in consulting fees of $94,000 related to IT outsourcing and increase in legal expense of $25,000 and an increase in occupancy costs of $37,000 related to the Old Bridge lease.

Research and Development Expenses. Research and development expenses increased to $778,000 in the second three months of 2019 from $643,000 in the second three months of 2018 and increased as a percentage of sales to 14.3% for the second three months of 2019 from 12.2% for the second three months of 2018. This $135,000 increase is primarily the result of an increase in salaries and fringe benefits due to an increase in head count and salary adjustments of $47,000 and an increase in consulting fees of $77,000.

Operating Loss. Operating loss of $845,000 for the second three months of 2019 represents an increase from operating loss of $217,000 for the second three months of 2018. Operating loss as a percentage of sales was (15.5)% in the second three months of 2019 compared to (4.1)% in the second three months of 2018.

Interest Expense. Interest expense decreased to $46,000 in the second three months of 2019 from $118,000 in the second three months of 2018. The decrease is primarily the result of lower average borrowing.

First six months of 2019 Compared with first six months of 2018

Net Sales. Net sales decreased $1,121,000, or 10.5%, to $9,519,000 in the first six months of 2019 from $10,640,000 in the first six months of 2018. The decrease is primarily attributed to a decrease in sales of data products and digital video headend products, offset by an increase in sales of set top box products. Sales of data products were $1,105,000 and $2,454,000, digital video headend products were $4,190,000 and $5,085,000 and set top box products were $1,193,000 and zero in the first six months of 2019 and 2018, respectively.

Cost of Goods Sold. Cost of goods sold increased to $6,423,000 for the first six months of 2019 from $6,226,000 for the first six months of 2018 and increased as a percentage of sales to 67.5% from 58.5%. The increase was primarily due to an increase in the write down of inventories to net realizable value of $730,000. The increase as a percentage of sales was primarily attributed to the above. Had the write down not occurred, cost of goods sold as a percentage of sales would have been 59.8% for the six months ended June 30, 2019.

Selling Expenses. Selling expenses increased to $1,472,000 for the first six months of 2019 from $1,211,000 in the first six months of 2018 and increased as percentage of sales to 15.5% for the first six months of 2019 from 11.4% for the first six months of 2018. The $261,000 increase was primarily the result of an increase in salaries and fringe benefits due to an increase in head count and salary adjustments of $222,000.

General and Administrative Expenses. General and administrative expenses increased to $2,793,000 for the first six months of 2019 from $2,033,000 for the first six months of 2018 and increased as a percentage of sales to 29.3% for the first six months of 2019 from 19.1% for the first six months of 2018. The $760,000 increase was primarily the result of an increase in salaries and fringe benefits due to an increase in head count and salary adjustments of $414,000, an increase in consulting fees of $187,000 related to IT outsourcing and an increase in travel expenses of $62,000.

Research and Development Expenses. Research and development expenses increased to $1,443,000 in the first six months of 2019 from $1,300,000 in the first six months of 2018 and increased as a percentage of sales to 15.2% for the first six months of 2019 from 12.2% for the first six months of 2018. This $143,000 increase is primarily the result of an increase in salaries and fringe benefits due to an increase in head count and salary adjustments of $91,000 and an increase in consulting fees of $104,000.

Operating Loss. Operating loss of $2,612,000 for the first six months of 2019 represents an increase from operating loss of $130,000 for the first six months of 2018. Operating loss as a percentage of sales was (27.4)% in the first six months of 2019 compared to (1.2)% in the first six months of 2018.

Interest Expense. Interest expense decreased to $129,000 in the first six months of 2019 from $268,000 in the first six months of 2018. The decrease is primarily the result of lower average borrowing.

Liquidity and Capital Resources

As of June 30, 2019 and December 31, 2018, the Company’s working capital was $8,613,000 and $2,114,000, respectively. The increase in working capital was primarily due to the receipt of proceeds from the sale of the Old Bridge Facility after paying off the Term Loan and paying down the Revolver under the Sterling Facility.

The Company’s net cash used in operating activities for the six-month period ended June 30, 2019 was $4,375,000, primarily due to non-cash adjustments of $(6,589,000) and an increase in inventories of $1,302,000, offset by net earnings of $4,434,000. The Company’s net cash provided by operating activities for the six-month period ended June 30, 2018 was $1,319,000 primarily due to an increase in accounts payable, accrued compensation and other accrued expenses of $661,000 and a reduction in accounts receivable of $1,004,000, offset, in part, by a reduction in inventories of $331,000.

Cash provided by investing activities for the six-month period ended June 30, 2019 was $9,687,000, of which $9,765,000 was attributable to proceeds on the sale of the Old Bridge Facility, offset by $21,000 attributable to additional license fees and $57,000 attributable to capital expenditures. Cash used in investing activities for the six-month period ended June 30, 2018 was $52,000, of which $47,000 was attributable to capital expenditures and $5,000 was attributable to additional license fees.

Cash used in financing activities was $5,659,000 for the first six months of 2019, which was comprised of net repayments of borrowings on the Revolver under the Sterling Facility of $2,603,000, repayments of long-term debt of $3,063,000 offset by proceeds from the exercise of stock options of $7,000. Cash used in financing activities was $991,000 for the first six months of 2018, which was comprised of net repayments of line of credit of $865,000 and repayments of debt of $126,000.

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

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations and amounts available under the Sterling Facility and the Subordinated Loan Facility. In connection with the completion of the sale of the Old Bridge Facility, as described below, the Subordinated Loan Facility was terminated. On a going-forward basis, the Company expects its primary sources of liquidity will be its existing cash balances (including amounts the Company received upon completion of the sale of the Old Bridge Facility, as described below), cash generated from operations and amounts available under the Sterling Facility. The Company was not in compliance with the fixed charge coverage ratio under the Sterling Agreement at December 31, 2018 and January 31, 2019. Sterling has waived this non-compliance, and the Company and Sterling have agreed to an amendment to the Sterling Agreement (the “Second Amendment”), which replaced the existing fixed charge coverage ratio covenant with a minimum liquidity covenant. That covenant obligates the Company to not permit the sum of its unrestricted cash (as described in the Second Amendment) plus availability under the Revolver to drop below $2,000,000 at any time. The Company was in compliance with its covenants as of June 30, 2019. As of June 30, 2019, the Company had zero outstanding under the Revolver, $1,691,000 of availability for borrowing under the Revolver and $212,000 cash on hand. The minimum liquidity covenant will effectively reduce the amount that the Company is able to borrow under the Sterling Facility. The Sterling Facility matures in December 2019. We currently intend to seek to extend the Sterling facility, but if we are unable to do so, we would seek new debt financing arrangements. We cannot assure you that new debt financing will be available to us on acceptable terms or at all.

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

As previously disclosed, the Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of $836,855.50 for the first year of the Lease, with the amount of the base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. Without regard to any reduction in the Company’s lease expense derived from its sublease to a third party of the Sublease Space (defined below), for the first year of the Lease, the base rent of $836,855.00 would offset, in part, the anticipated annualized saving of interest and depreciation expense of approximately $469,000 and the cash debt service of approximately $562,000. The Lease further provides for a security deposit in an amount equal to eight months of base rent, which may be reduced to three months of base rent upon certain benchmarks being met. The landlord may, once during the lease term or any renewal thereof, require the Company to relocate to another facility made available by the landlord that meets the Company’s specifications for a replacement facility within a defined geographical area, by providing notice which confirms that all of the Company’s specifications for a replacement facility will be met, that all costs relating to such relocation will be paid by the landlord, and that security for the repayment of those relocation costs has been established. The Company will also be provided a six month overlap period (the “Overlap Period”) during which the Company may operate in the Old Bridge Facility with rent therein being abated, but with rent being paid at the replacement facility, to mitigate interruptions of the Company’s on-going business while the move occurs. If the Company declines to be relocated to the facility proposed by the landlord, the Lease will terminate 18 months from the date of the landlord’s notice, but the Company will continue to be entitled to receive the same benefits in terms of reimbursement of its relocation costs and an Overlap Period during which no rent will be due at the Old Bridge Facility, while the Company moves its operations to an alternative facility that it has identified.

The Company anticipates subleasing to a third party up to 40,000 square feet of the Old Bridge Facility (the “Sublease Space”), the rental proceeds from which will inure to the benefit of the Company. The Company’s ability to sublease all or part of the Sublease Space, the specific terms of any sublease of the Sublease Space and the amount of rent that will be derived therefrom cannot be predicted at this time. The landlord agreed to provide the Company with up to six months of free rent for the Sublease Space, as the Company undertakes to identify a suitable tenant or tenants therefor. The provision of free rent for the Sublease Space expired on July 31, 2019.

The Company’s primary long-term obligations are for payment of interest and principal on the Sterling Facility, which expires on December 28, 2019. The Company expects to use cash generated from operations and the Sale Agreement proceeds to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $57,000 and $81,000 in the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. The Company expects to use cash generated from operations, amounts available under the Sterling Facility, proceeds from the Sale Agreement and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2019.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in the Company’s Form 10-K for the year ended December 31, 2018. There are no material changes from the risk factors included in Form 10-K for the year ended December 31, 2018.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 21 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: August 14, 2019	By:	/s/ Robert J. Pallé
Robert J. Pallé
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.
31.1	Certification of Robert J. Pallé pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.
101.1	Interactive data files.	Filed herewith.