Form 10-Q
period 2019-09-30
BLONDER TONGUE LABORATORIES INC
filed 2019-11-12
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019.

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

Number of shares of common stock, par value $.001, outstanding as of November 6, 2019: 9,634,163

The Exhibit Index appears on page 21

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited)
	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$369	$559
Accounts receivable, net of allowance for doubtful accounts of $27 and $53 as of September 30, 2019 and December 31,2018, respectively	2,272	2,654
Inventories, current	8,462	6,172
Prepaid benefit costs	288	288
Deferred loan costs	40	149
Prepaid and other current assets	648	555
Total current assets	12,079	10,377
Inventories, net non-current	-	551
Property, plant and equipment, net	377	2,890
License agreements, net	23	12
Intangible assets, net	1,141	1,269
Goodwill	493	493
Right of use assets, net	3,575	-
Other assets, net	815	9
	$18,503	$15,601
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$803	$2,603
Current portion of long-term debt	30	3,075
Current portion of lease liability	754	-
Accounts payable	2,563	1,523
Accrued compensation	254	332
Income taxes payable	11	28
Other accrued expenses	252	702
Total current liabilities	4,667	8,263

Subordinated convertible debt with related parties	-	139
Lease liability, net of current portion	2,774	-
Long-term debt, net of current portion	45	32
Total liabilities	7,486	8,434
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, $.001 par value; authorized 25,000 shares 9,656 and 9,508 shares issued, 9,634 and 9,335 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	10	9
Paid-in capital	28,023	27,910
Accumulated deficit	(16,078)	(19,178)
Accumulated other comprehensive loss	(832)	(832)
Treasury stock, at cost, 22 and 173 shares as of September 30, 2019 and December 31, 2018, respectively	(106)	(742)
Total stockholders’ equity	11,017	7,167
	$18,503	$15,601

See accompanying notes to unaudited condensed consolidated financial statements

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$5,278	$5,626	$14,797	$16,266
Cost of goods sold	3,747	3,213	10,170	9,439
Gross profit	1,531	2,413	4,627	6,827
Operating expenses:
Selling	781	683	2,253	1,894
General and administrative	1,185	1,102	3,978	3,135
Research and development	848	672	2,291	1,972
	2,814	2,457	8,522	7,001
Loss from operations	(1,283)	(44)	(3,895)	(174)
Other Expense - net	(51)	(155)	(180)	(423)
Gain on building sale		-	7,175	-
(Loss) earnings before income taxes	(1,334)	(199)	3,100	(597)
Provision for income taxes	-	-	-	-
Net (loss) earnings	$(1,334)	$(199)	$3,100	$(597)
Basic net (loss) earnings per share	$(0.14)	$(0.02)	$0.32	$(0.07)
Diluted net (loss) earnings per share	$(0.14)	$(0.02)	$0.31	$(0.07)
Basic weighted averages shares outstanding	9,631	9,270	9,583	8,836
Diluted weighted averages shares outstanding	9,631	9,270	9,971	8,836

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance at January 1, 2019	9,508	$9	$27,910	$(19,178)	$(832)	$(742)	$7,167
Net earnings	-	-	-	5,325	-	-	5,325
Conversion of subordinated convertible debt	260	-	140	-	-	-	140
Stock-based Compensation	-	-	149	-	-	-	149
Balance at March 31, 2019	9,768	$9	$28,199	$(13,853)	$(832)	$(742)	$12,781
Net loss	-	-	-	(891)	-	-	(891)
Shares issued from treasury stock	(45)	-	(196)	-	-	258	62
Stock-based Compensation	-	-	168	-	-	-	168
Balance at June 30, 2019	9,723	$9	$28,171	$(14,744)	$(832)	$(484)	$12,120
Net loss	-	-	-	(1,334)	-	-	(1,334)
Shares issued from treasury stock	(67)	1	(310)	-	-	378	69
Stock-based Compensation	-	-	162	-	-	-	162
Balance at September 30, 2019	9,656	$10	$28,023	$(16,078)	$(832)	$(106)	$11,017

Balance at January 1, 2018	8,465	$8	$26,920	$(17,821)	$(854)	$(840)	$7,413
Net loss	-	-	-	(63)	-	-	(63)
Stock-based Compensation	-	-	84	-	-	-	84
Balance at March 31, 2018	8,465	$8	$27,004	$(17,884)	$(854)	$(840)	$7,434
Net loss	-	-	-	(335)	-	-	(335)
Conversion of subordinated convertible debt	842	1	454	-	-	-	455
Stock-based Compensation	475	-	147	-	-	-	147
Balance at June 30, 2018	9,782	$9	$27,605	$(18,219)	$(854)	$(840)	$7,701
Net loss	-	-	-	(199)	-	-	(199)
Stock-based Compensation	132	-	163	-	-	16	179
Balance at September 30, 2018	9,914	$9	$27,768	$(18,418)	$(854)	$(824)	$7,681

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net earnings (loss)	$3,100	$(597)
Adjustments to reconcile net earnings (loss) to cash (used in) provided by operating activities:
Gain on building sale	(7,175)	-
Stock based compensation expense	479	393
Depreciation	133	235
Amortization	158	160
Recovery of bad debt expense	(26)	(126)
Amortization of deferred loan costs	109	108
Non cash interest expense	1	32
Amortization of right of use assets	(47)	-
Changes in operating assets and liabilities:
Accounts receivable	408	39
Inventories	(1,739)	(272)
Prepaid and other current assets	(93)	(315)
Other assets	(806)	2
Income taxes payable	(17)	-
Accounts payable, accrued compensation and other accrued expenses	512	437
Net cash (used in) provided by operating activities	(5,003)	96
Cash Flows From Investing Activities:
Purchases of property and equipment	(205)	(72)
Proceeds on sale of building	9,765	-
Acquisition of licenses	(41)	(20)
Net cash provided by (used in) investing activities	9,519	(92)
Cash Flows From Financing Activities:
Net (repayments) proceeds of line of credit	(1,800)	95
Repayments of long-term debt	(3,037)	(189)
Proceeds from exercise of stock options	131	18
Net cash used in financing activities	(4,706)	(76)
Net decrease in cash	(190)	(72)
Cash, beginning of period	559	168
Cash, end of period	$369	$96
Supplemental Cash Flow Information:
Cash paid for interest	$100	$273
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$5	$15
Conversion of subordinated convertible debt to common stock	$140	$455

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

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated interim financial statements include all adjustments, consisting primarily of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results, changes in stockholders’ equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 1, 2019. The results of the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

The following table shows the calculation of diluted shares using the treasury stock method:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Weighted average shares used in computation of basic earnings (loss) per shares	9,631	9,270	9,583	8,836
Total dilutive effect of stock options	-	-	388	-
Weighted average shares used in computation of diluted earnings (loss) per share	9,631	9,270	9,971	8,836

The diluted share base excludes the following potential common shares due to their antidilutive effect:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Stock options	3,021	1,152	2,544	1,032
Warrants	100	100	100	100
Convertible debt	-	374	-	374
	3,121	1,626	2,644	1,506

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. In June 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which further clarifies how to apply certain aspects of the new lease standard. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, which provides another transition method that allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Topic 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company adopted Topic 842 on January 1, 2019, using a transition method option approach as applied to leases existing as of or entered into after the adoption date. Topic 842 provides a number of optional practical expedients and accounting policy elections. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. Upon adoption of Topic 842, the Company recognized additional right of use assets and corresponding lease liabilities pertaining to its operating leases on its unaudited condensed consolidated balance sheets. The Company recognized approximately $290 of a right of use asset and liability under current operating leases at January 1, 2019. The Company recognized approximately $3,627 of a right of use asset and lease liability in connection with the lease described in Note 10. Operating lease liabilities are based on the net present value of the remaining lease payments over the lease term. In determining the present value of lease payment, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of September 30, 2019, the weighted average remaining lease term is 4.33 years and the weighted average discount rate used to determine the operating lease liabilities was 6.5%. The adoption of the new standard did not have a significant impact on the Company’s results of operations and cash flows.

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

(e)	Liquidity

As of September 30, 2019 and December 31, 2018, the Company’s working capital was $7,412 and $2,114, respectively. The increase in working capital was primarily due to the receipt of proceeds from the sale of the Old Bridge Facility after paying off the Term Loan and paying down the Revolver under the Sterling Facility. During the nine months ended September 30, 2019, the Company experienced an increase in expenses that, together with the decline in sales and buildup of inventory for our new products, resulted in the Company using $5,003 in its operations. Management is currently reviewing alternatives to address these issues by making adjustments to operating expenses so as to better align expenses with the Company’s sales expectations and focusing on new product sales initiatives. In addition, the Company believes that the terms of the new credit agreement which was entered into in October 2019 will provide greater flexibility to finance current and planned operations. Although the Company has a history of cash used in operating activities which may raise doubt about our ability to continue as a going concern, we believe that the new product introductions described above, the ability to reduce operating expenses and the additional liquidity provided under the new credit agreement mitigate this risk While the Company currently believes that its efforts to control expenses and increase sales will improve the Company’s liquidity, there can no assurances that our efforts will be successful and/or that the financing available under the new facility or other financing the Company may pursue will be sufficient to allow the Company to continue implementing its business strategy.

Note 3– Revenue Recognition

The Company recognizes revenue when it satisfies a performance obligation by transferring the product or service to the customer, typically at a point in time.

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Digital video headend products	$1,292	$2,814	$5,482	$7,899
Set top boxes	1,498	-	2,691	-
Data products	884	1,112	1,989	3,566
HFC distribution products	645	843	1,872	2,345
Analog video headend products	366	411	1,249	1,234
NeXgen	91	-	535	-
Contract manufactured products	319	227	393	606
Other	183	219	586	616
	$5,278	$5,626	$14,797	$16,266

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

Note 4 – Inventories

Inventories are summarized as follows:

	September 30, 2019	December 31, 2018
Raw Materials	$3,022	$2,581
Work in process	3,435	1,573
Finished Goods	2,005	2,569
	8,462	6,723
Less current inventories	(8,462)	(6,172)
	$-	$551

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

The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $863 during the nine months ended September 30, 2019.

Note 5 – Debt

On December 28, 2016, the Company entered into a Loan and Security Agreement (the “Sterling Agreement”) with Sterling National Bank (“Sterling”). The Sterling Agreement provided the Company with a credit facility in an aggregate amount of $8,500 (the “Sterling Facility”) consisting of a $5,000 asset-based revolving line of credit (the “Revolver”) and, prior to entering into the Consent (defined below), a $3,500 amortizing term loan (the “Term Loan”). The Sterling Facility matures in December 2019. Interest on the Revolver is variable, based upon the 30-day LIBOR rate (2.02% and 2.26% at September 30, 2019 and 2018, respectively) plus a margin of 4.00%. Interest on the Term Loan also is variable, based upon the 30-day LIBOR rate (2.02% and 2.26% at September 30, 2019 and 2018, respectively) plus a margin of 4.50%. The Term Loan amortized at the rate of $19 per month. On March 30, 2017, the Company and Sterling entered into a certain First Amendment to Loan and Security Agreement (the “First Amendment”), pursuant to which, among other things, the parties amended the definitions of certain items used in the calculation of the fixed charge coverage ratio, deferred the first measurement period of the financial covenants contemplated by the Sterling Agreement, from December 31, 2016 to January 31, 2017, and modified certain terms relating to permitted investments by the Company.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

On February 1, 2019, in connection with the completion of the sale of the Old Bridge Facility and entry into the Lease (as further described in Note 10), the Company entered into a Consent Under Loan and Security Agreement (the “Consent”) with Sterling, pursuant to which, in consideration for Sterling’s consent to the Company’s sale of the Old Bridge Facility and Sterling’s further agreement to execute and deliver a Discharge of Mortgage and Assignment of Leases and Rents (the “Discharge”) to effect the discharge of Sterling’s mortgage thereon, the Company was required to apply the proceeds of the sale of the Old Bridge Facility to fully pay, satisfy and discharge the Term Loan and to pay down the Revolver balance to zero (with no reduction in the Revolver commitment by Sterling). The Company paid approximately $3,014 to pay off the Term Loan in connection with the Discharge. In addition, the Company paid down the outstanding balance under the Revolver of approximately $2,086. On March 29, 2019, the Company and Sterling entered into a certain Second Amendment to Loan and Security Agreement (the “Second Amendment”), which replaced the existing fixed charge coverage ratio covenant with a minimum liquidity covenant. That covenant obligates the Company to not permit the sum of its unrestricted cash (as described in the Second Amendment) plus availability under the Revolver to drop below $2,000,000 at any time. The outstanding balances under the Revolver were $803 and $2,603 at September 30, 2019 and December 31, 2018, respectively. All outstanding indebtedness under the Sterling Agreement is secured by all of the assets of the Company and its subsidiaries.

On September 19, 2019, the Company and Sterling entered into a certain Third Amendment to Loan and Security Agreement (the “Third Amendment”), which, among other things, adds certain definitions to Section 1.1 of the Amended Loan Agreement to permit certain bill-and-hold arrangements with one of the Company’s customers, and makes related changes to the definition of “Eligible Accounts” and the provisions restricting sales of inventory on a bill-and-hold basis.

The Sterling Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, encumbrances on the Company’s assets, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the sale or other disposition of the Company’s assets. In addition, the Company must maintain (i) the minimum liquidity described above and (ii) a leverage ratio of not more than 2.0 to 1.0 for any fiscal month (determined as of the last day of each fiscal month, as calculated for the Company and its consolidated subsidiaries). The Company was not in compliance with the fixed charge coverage ratio covenant under the Sterling Agreement at December 31, 2018 and January 31, 2019. Sterling waived this non-compliance in the Second Amendment. The Company was in compliance with its financial covenants as of September 30, 2019. On October 25, 2019, all outstanding obligations under the Sterling Facility were paid in full and the Sterling Agreement was terminated. See Note 11.

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

Note 7 – Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the three and nine month periods ended September 30, 2019 and 2018, this law firm billed the Company approximately $123, $398, $225 and $626, respectively for legal services provided by this firm. Included in accounts payable on the accompanying unaudited condensed balance sheet at September 30, 2019 is approximately $92 owed to this law firm.

Note 8 – Concentration of Credit Risk

The following table summarizes credit risk with respect to customers as percentage of sales for the three and nine month periods ending September 30, 2019 and 2018, respectively and as a percentage of accounts receivable as of September 30, 2019 and December 31, 2018, respectively:

	Net sales
	Three months ended		Nine months ended		Accounts receivable
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019	December 31, 2018
Customer A	17%	-	12%	-	28%	-
Customer B	11%	23%	12%	25%	-	22%
Customer C	-	11%	10%	13%	-	14%
Customer D	-	-	-	-	13%	-
Customer E	-	-	-	-	10%	-
Customer F	-	-	-	-	-	11%

Note 9 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, and office equipment under non-cancellable operating leases at various dates through January 2024. Lease costs and cash paid for the three month period ended September 30, 2019 were $160 and $220, respectively. Lease costs and cash paid for the nine month period ended September 30, 2019 were $381 and $524, respectively.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Maturities of the lease liabilities are as follows:

For the year ended December 31,	Amount
Amount remaining year ending December 31, 2019	$180
2020	768
2021	809
2022	809
2023	885
Thereafter	77
Lease liability	$3,528

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

The sale of the Old Bridge Facility was made pursuant to an Agreement of Sale dated as of August 3, 2018 as amended and extended (collectively, the “Sale Agreement”). Pursuant to the Sale Agreement, at closing, the Buyer paid the Company $10,500. In addition, at closing, the Company advanced to the Buyer the sum of $130, representing a preliminary estimate of the Company’s share (as a tenant of the Old Bridge Facility following closing) of property repairs, as contemplated by the Sale Agreement. The Company recognized a gain of approximately $7,175 in connection with the sale.

The Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of approximately $837 for the first year of the Lease with the amount of base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. The Lease was accounted for under Topic 842 as a sale and leaseback as described in Note 2.

Note 11 – Subsequent Events

On October 25, 2019, the Company entered into a Loan and Security Agreement (All Assets) (the “Loan Agreement”) with MidCap Business Credit LLC (“MidCap”). The Loan Agreement provides the Company with a credit facility comprising a $5,000 revolving line of credit (the “MidCap Facility”). The MidCap Facility matures following the third anniversary of the Loan Agreement. Interest on the amounts outstanding under the Loan Agreement is variable, based upon the three-month LIBOR rate plus a margin of 4.75%, subject to re-set each month. All outstanding indebtedness under the Loan Agreement is secured by all of the assets of the Company and its subsidiaries.

The Loan Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the encumbrance, sale or other disposition of assets. In addition, the Company must maintain minimum availability of $500 initially with the minimum availability to be reduced to $400 upon the deliverance of an inventory appraisal satisfactory to MidCap.

The MidCap Facility replaces the Sterling Facility and the Sterling Agreement, which has been terminated.

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

The Company has seen a continuing long-term shift in product mix from analog products to digital products and expects this shift to continue. Sales of digital video headend products were $1,292,000 and $2,814,000 in the third three months of 2019 and 2018, respectively and $5,482,000 and $7,899,000 in the first nine months of 2019 and 2018, respectively. Sales of analog video headend products were $366,000 and $411,000 in the third three months of 2019 and 2018, respectively and $1,249,000 and $1,234,000 in the first nine months of 2019 and 2018, respectively. Any substantial decrease in sales of analog products without a related substantial increase in digital products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $319,000 and $227,000 in the third three months of 2019 and 2018, respectively and $393,000 and $606,000 in the first nine months of 2019 and 2018, respectively.

Results of Operations

Third three months of 2019 Compared with third three months of 2018

Net Sales. Net sales decreased $348,000, or 6.2%, to $5,278,000 in the third three months of 2019 from $5,626,000 in the third three months of 2018. The decrease is primarily attributed to a decrease in sales of data products and digital video headend products, offset by an increase in set top box products. Sales of data products were $884,000 and $1,112,000, digital video headend products were $1,292,000 and $2,814,000 and set top boxes were $1,498,000 and zero in the third three months of 2019 and 2018, respectively.

Cost of Goods Sold. Cost of goods sold increased to $3,747,000 for the third three months of 2019 from $3,213,000 for the third three months of 2018 and increased as a percentage of sales to 71.0% from 57.1%. The increase and the increase as a percentage of sales was primarily attributed to an unfavorable change in product mix. As a result of the Company’s growth of set top box sales, which carry a higher cost of goods sold than the Company’s more traditional product lines, the cost of goods sold as a percentage of sales is higher than historical trends. The Company anticipates additional growth in sales of set top boxes and, as a result, the Company expects that cost of goods sold as a percentage of sales will remain at this higher level for the foreseeable future.

Selling Expenses. Selling expenses increased to $781,000 for the third three months of 2019 from $683,000 in the third three months of 2018, and increased as percentage of sales to 14.8% for the third three months of 2019 from 12.1% for the third three months of 2018. The $98,000 increase was primarily the result of an increase in salaries and fringe benefits due to an increase in head count and salary adjustments of $125,000.

General and Administrative Expenses. General and administrative expenses increased to $1,185,000 for the third three months of 2019 from $1,102,000 for the third three months of 2018 and increased as a percentage of sales to 22.5% for the third three months of 2019 from 19.6% for the third three months of 2018. The $83,000 increase was primarily the result of a bad debt recovery in 2018 of $76,000 which was not in 2019 and an increase in salaries and fringe benefits due to an increase in head count and salary adjustments of $44,000, offset by a decrease in legal expense of $50,000.

Research and Development Expenses. Research and development expenses increased to $848,000 in the third three months of 2019 from $672,000 in the third three months of 2018 and increased as a percentage of sales to 16.1% for the third three months of 2019 from 11.9% for the third three months of 2018. This $176,000 increase is primarily the result of an increase in consulting fees of $110,000 and an increase in department supplies of $55,000.

Operating Loss. Operating loss of $1,283,000 for the third three months of 2019 represents an increase from operating loss of $44,000 for the third three months of 2018. Operating loss as a percentage of sales was (24.3)% in the third three months of 2019 compared to (0.8)% in the third three months of 2018.

Interest Expense. Interest expense decreased to $51,000 in the third three months of 2019 from $155,000 in the third three months of 2018. The decrease is primarily the result of lower average borrowing.

First nine months of 2019 Compared with first nine months of 2018

Net Sales. Net sales decreased $1,469,000, or 9.0%, to $14,797,000 in the first nine months of 2019 from $16,266,000 in the first nine months of 2018. The decrease is primarily attributed to a decrease in sales of data products and digital video headend products, offset by an increase in sales of set top box products. Sales of data products were $1,989,000 and $3,566,000, digital video headend products were $5,482,000 and $7,899,000 and set top box products were $2,691,000 and zero in the first nine months of 2019 and 2018, respectively.

Cost of Goods Sold. Cost of goods sold increased to $10,170,000 for the first nine months of 2019 from $9,439,000 for the first nine months of 2018 and increased as a percentage of sales to 68.7% from 58.0%. The increase was primarily due to an increase in the write down of inventories to net realizable value of $778,000. The increase as a percentage of sales was primarily attributed to the above as well as an unfavorable product mix. Had the write down not occurred, cost of goods sold as a percentage of sales would have been 63.5% for the nine months ended September 30, 2019. As a result of the Company’s growth of set top box sales, which carry a higher cost of goods sold than the Company’s more traditional product lines, the cost of goods sold as a percentage of sales is higher than historical trends. The Company anticipates additional growth in sales of set top boxes and, as a result, the Company expects that cost of goods sold as a percentage of sales will remain at this higher level for the foreseeable future.

Selling Expenses. Selling expenses increased to $2,253,000 for the first nine months of 2019 from $1,894,000 in the first nine months of 2018 and increased as percentage of sales to 15.2% for the first nine months of 2019 from 11.6% for the first nine months of 2018. The $359,000 increase was primarily the result of an increase in salaries and fringe benefits due to an increase in head count and salary adjustments of $346,000.

General and Administrative Expenses. General and administrative expenses increased to $3,978,000 for the first nine months of 2019 from $3,135,000 for the first nine months of 2018 and increased as a percentage of sales to 26.9% for the first nine months of 2019 from 19.3% for the first nine months of 2018. The $843,000 increase was primarily the result of an increase in salaries and fringe benefits due to an increase in head count and salary adjustments of $458,000, an increase in consulting fees of $223,000 related to IT outsourcing and bad debt recovery in 2018 of $126,000 which was not in 2019.

Research and Development Expenses. Research and development expenses increased to $2,291,000 in the first nine months of 2019 from $1,972,000 in the first nine months of 2018 and increased as a percentage of sales to 15.5% for the first nine months of 2019 from 12.1% for the first nine months of 2018. This $319,000 increase is primarily the result of an increase in consulting fees of $213,000 and an increase in occupancy costs of $68,000 related to the Old Bridge lease.

Operating Loss. Operating loss of $3,895,000 for the first nine months of 2019 represents an increase from operating loss of $174,000 for the first nine months of 2018. Operating loss as a percentage of sales was (26.3)% in the first nine months of 2019 compared to (1.1)% in the first nine months of 2018.

Interest Expense. Interest expense decreased to $180,000 in the first nine months of 2019 from $423,000 in the first nine months of 2018. The decrease is primarily the result of lower average borrowing.

Liquidity and Capital Resources

As of September 30, 2019 and December 31, 2018, the Company’s working capital was $7,412,000 and $2,114,000, respectively. The increase in working capital was primarily due to the receipt of proceeds from the sale of the Old Bridge Facility after paying off the Term Loan and paying down the Revolver under the Sterling Facility.

The Company’s net cash used in operating activities for the nine-month period ended September 30, 2019 was $5,003,000, primarily due to non-cash adjustments of $(6,368,000) and an increase in inventories of $1,739,000, offset by net earnings of $3,100,000. The Company’s net cash provided by operating activities for the nine-month period ended September 30, 2018 was $96,000 primarily due to an increase in accounts payable, accrued compensation and other accrued expenses of $437,000 offset, in part, by a net loss of $597,000.

Cash provided by investing activities for the nine-month period ended September 30, 2019 was $9,519,000, of which $9,765,000 was attributable to proceeds on the sale of the Old Bridge Facility, offset by $41,000 attributable to additional license fees and $205,000 attributable to capital expenditures. Cash used in investing activities for the nine-month period ended September 30, 2018 was $92,000, of which $72,000 was attributable to capital expenditures and $20,000 was attributable to additional license fees.

Cash used in financing activities was $4,706,000 for the first nine months of 2019, which was comprised of net repayments of borrowings on the Revolver under the Sterling Facility of $1,800,000, repayments of long-term debt of $3,037,000 offset by proceeds from the exercise of stock options of $131,000. Cash used in financing activities was $76,000 for the first nine months of 2018, which was comprised of repayments of debt of $189,000 offset by net borrowings under the line of credit of $95,000, and proceeds from the exercise of stock options of $18,000.

For a full description of the Company’s secured indebtedness under the Sterling Facility and the Company’s senior subordinated convertible indebtedness under the Subordinated Loan Facility, and their respective effects upon the Company’s condensed consolidated financial position and results of operations, see Note 5 – Debt and Note 6 – Subordinated Convertible Debt with Related Parties, of the Notes to Condensed Consolidated Financial Statements. For a full description of the Company’s secured indebtedness under the MidCap Facility, which became effective as of October 25, 2019, see Note 11 – Subsequent Events, of the Notes to Condensed Consolidated Financial Statements.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations and amounts available under the Sterling Facility and the Subordinated Loan Facility. In connection with the completion of the sale of the Old Bridge Facility, as described below, the Subordinated Loan Facility was terminated. In connection with the Company’s entry into the MidCap Facility, the Sterling Facility was terminated. On a going-forward basis, the Company expects its primary sources of liquidity will be its existing cash balances (including amounts the Company received upon completion of the sale of the Old Bridge Facility, as described below), cash generated from operations and amounts available under the MidCap Facility.

Although the Company had considered seeking to extend the Sterling Facility, the Company completed its negotiations of an alternative financing arrangement and on October 25, 2019, the Company entered into a Loan and Security Agreement (All Assets) (the “Loan Agreement”) with MidCap Business Credit LLC (“MidCap”) The Loan Agreement provides the Company with a credit facility comprising a $5,000,000 revolving line of credit (the “MidCap Facility”), which matures in three years. Interest on the amounts outstanding under the MidCap Facility is variable, based upon the three-month LIBOR rate plus a margin of 4.75%, subject to re-set each month, and all outstanding indebtedness is secured by all of the assets of the Company and its subsidiaries. The terms of the MidCap Facility include customary restrictions on the incurrence of additional indebtedness, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the encumbrance, sale or other disposition of assets. In addition, the Company must maintain minimum availability of $500,000 initially with the minimum availability to be reduced to $400,000 upon the delivery of a satisfactory inventory appraisal to MidCap. A portion of the proceeds of the MidCap Facility were used to fully pay, satisfy and discharge the Sterling Facility.

The Company anticipates subleasing to a third party up to 40,000 square feet of the Old Bridge Facility (the “Sublease Space”), the rental proceeds from which will inure to the benefit of the Company. The Company’s ability to sublease all or part of the Sublease Space, the specific terms of any sublease of the Sublease Space and the amount of rent that will be derived therefrom cannot be predicted at this time. The landlord agreed to provide the Company with up to six months of free rent for the Sublease Space, as the Company undertook to identify a suitable tenant or tenants therefor. The provision of free rent for the Sublease Space expired on July 31, 2019. The Company has not as yet been successful in identifying a tenant or tenants for the Sublease Space.

The Company’s primary long-term obligations are for payment of interest and principal on amounts outstanding under the MidCap Facility. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $205,000 and $81,000 in the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. The Company expects to use cash generated from operations, amounts available under the MidCap Facility and purchase-money financing to meet any anticipated long-term capital expenditures.

As noted above, the Company’s working capital increased significantly during the first nine months of 2019, primarily due to the receipt of proceeds from the sale of the Old Bridge Facility after paying off amounts under the Sterling Facility. However, during the nine months ended September 30, 2019 we have experienced an increase in expenses that, together with the decline in sales and buildup of inventory for our new products, have resulted in our use of much the proceeds of the sale of the Old Bridge Facility to finance our expenses and losses resulting from the decline in sales and the costs to introduce new products. Management is currently reviewing alternatives to address these issues by making adjustments to operating expenses so as to better align expenses with the Company’s sales expectations and focusing on new product sales initiatives, including with respect to IPTV set top box and NeXgen Gateway products. In addition, the Company believes that the terms of the MidCap Facility provide greater flexibility to finance current and planned operations. Although the Company has a history of cash used in operating activities which may raise doubt about our ability to continue as a going concern, we believe that the new product introductions described above, the ability to reduce operating expenses and the additional liquidity provided under the MidCap facility mitigate this risk While the Company currently believes that its efforts to control expenses and increase sales will improve the Company’s liquidity, there can no assurances that our efforts will be successful and/or that the financing available under the MidCap facility or other financing the Company may pursue will be sufficient to allow the Company to continue implementing its business strategy.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2019.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2019, the Company issued an aggregate of 12,447 shares of its common stock to its executive officers and directors pursuant to the Company's Executive Stock Purchase Plan and Amended and Restated Director Stock Purchase Plan. Under the Executive Stock Purchase Plan, an executive may elect to purchase shares of the Company's common stock in lieu of receiving a portion of such executive’s salary. Under the Amended and Restated Director Stock Purchase Plan, a non-employee director may elect to purchase shares of the Company's common stock in lieu of receiving a portion of such director’s salary. The issue price of such shares ranges from $0.685 to $0.95 (in each case, the issue price represents the quotient of (i) the portion of salary or director fee allocated to acquisition of the shares divided by (ii) the average of the high and low trading price reported on the effective date of the officer’s or director’s purchase. The issuances of the shares was exempt from registration pursuant to Section 4(a) (2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 21 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: November 8, 2019	By:	/s/ Robert J. Pallé
Robert J. Pallé
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.

10.1	Third Amendment To Loan and Security Agreement dated as of September 19, 2019.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 23, 2019.

31.1	Certification of Robert J. Pallé pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.

101.1	Interactive data files.	Filed herewith.