Form 10-K
period 2019-12-31
BLONDER TONGUE LABORATORIES INC
filed 2020-04-13
CIK 1000683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019,

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ to _________________

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2019: $4,439,032

Number of shares of common stock, par value $.001, outstanding as of March 25, 2020: 9,765,870

Documents incorporated by reference:

Certain portions of the registrant’s definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders expected to be held on June 11, 2020 are incorporated by reference into Part III of this report.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K of Blonder Tongue Laboratories, Inc., a Delaware Corporation (“Blonder Tongue” or the “Company”), contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the sections entitled Item 1 - Business, Item 1A - Risk Factors, Item 3 - Legal Proceedings and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as may be required under applicable law. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission.

i

PART I

ITEM 1.	BUSINESS

Introduction

Blonder Tongue, with its subsidiary R. L. Drake Holdings, LLC (“Drake”), is a technology-development and manufacturing company that delivers a wide range of products and services to the telecommunications, broadcasting, entertainment and media industries. For 70 years, Blonder Tongue/Drake products have been deployed in a long list of locations, including telco Central Offices (COs), cable operator headends, broadcaster studios as well as lodging/hospitality, multi-dwelling units/apartments (“MDU”), universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. These applications are also variously described as commercial, institutional, and/or enterprise environments and will be referred to herein collectively as “CIE.” The customers we serve also include business entities distributing and installing private video and data networks in these environments, whether they are the largest cable television operators, telco or satellite providers, integrators, architects, engineers or the next generation of Internet Protocol Television (“IPTV”) streaming video service providers.

From the cable television pioneers that founded the Company in 1950, to the highly experienced research and development team that creates new products today, the Company’s success stems from listening to the needs of its customers, providing quality products to meet those needs and supporting those products following deployment. For over 70 years Blonder Tongue has provided innovative solutions based on continually advancing technology, enabling the Company to maintain its position as a leader in many of the CIE markets it serves. Since its founding, Blonder Tongue has continued to keep abreast of evolving technologies, from analog to digital television, Hybrid-Fiber Coax (“HFC”) networks with Quadrature Amplitude Modulation (“QAM”) edge devices, High Definition (“HD”) and Ultra HD (“4K”) and (“UHD”) encoding and transcoding, IPTV processing and distribution, and Multiscreen Adaptive Bit Rate based services.

The cable and telecommunications markets have reacted quickly to consumer demands for additional services by integrating multiple technologies into existing networks, providing consumers with high speed internet access in addition to enhanced video offerings. Today, video offerings have expanded from traditional broadcast linear delivery to the living room TV to live streaming to any device in your home or on the go. Traditional TV content is now available in any format to be viewed on tablets, mobile phones, computers or gaming consoles. CIE and IPTV service providers are migrating their video-on-demand (“VOD”) architecture to an internet protocol television (“IPTV”) multiscreen ecosystem, which leads the transition to an all IP-based video delivery system. CIE businesses are upgrading their networks from standard definition (“SD”) to deliver HD content to their first screen (TV) and adding the capability of IPTV streaming to additional, normally small screens, thereby expanding viewer access to HD content on any IP-connected devices. The infrastructure requirements to enable IP streaming provides the Company with an opportunity to market and sell its expanded IP streaming encoders and digital product lines.

Both the IPTV and CIE markets are forecast to grow over the next few years. The IPTV market was valued at $40.85 billion in 2019 and is expected to reach $104.25 billion by 2025; a CAGR of 16.9%, and the CIE environment continues to grow modestly ($11.37 billion in 2019, up from $10.95 billion in 2018). The CIE market segments that the Company serves have been focused on the migration to IPTV networks. The Company has expanded its video product line portfolio to address the growth of IP streaming. The Company has collaborated with cable television (“CATV”) Multiple System Operators (“MSOs”) to produce new cost-effective video encoder and transcoder products for IP support of Public Education Government (“PEG”) video content, as well as more recent initiatives for the ingest of regional content for backhaul and redistribution from centralized facilities using modern IP, IPTV and CDN distribution architectures. A custom electronic guide solution was developed for MSOs, enabling them to extract guide source data from the headend and transmit it over traditional HFC networks to produce a custom electronic guide at a lower price than traditional third-party solutions. The Company introduced in 2018 the NeXgen Gateway (“NXG”) product line to specifically address the service provider challenges of migrating from traditional CATV HFC based topologies and technologies to Internet Protocol (“IP”) based topologies and technologies. As the industry adopts UHD and 4K and High Efficiency Video Coding (“HEVC”) encoding, the Company will be producing products to support traditional customers as well as new customers. While already experiencing full scale commercialization in some international markets, the United States market continues to increasingly embrace IPTV technology. The worldwide market for IPTV exceeded satellite during 2018. IPTV growth worldwide is expected to be over 100 million IPTV subscribers and is projected to have 357 million subscribers by 2024. NXG sales were $913,000 in 2019 and $186,000 in 2018, respectively.

The Company is implementing a revised strategic plan to improve operating results and create shareholder value. This plan consists of the following:

o	Adapting operating expenses to match the market realities expected during the coming months,

o	Continuing the Company heritage of technological development, now highly focused on short-term high confidence opportunities having compelling ROI expectations,

o	Expanding sales in cable and telecommunications MSO, broadcast television and media companies, and

o	Increasing gross margins.

The Company has entered into and renewed several agreements through which it has acquired rights to use and incorporate certain proprietary technologies in its digital encoder and transcoder lines of products, including:

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

The LG Electronics license agreement provides the Company with certain technology necessary for the provision of Pro:Idiom encryption and decryption devices for the hospitality industry. Almost all of the high value content owners require that service providers protect the content by employing this technology. Consequently, content can be transferred through and among these devices only if incorporating this technology.

The Pro:Idiom digital technology platform provides the hospitality market with a robust, secure Digital Rights Management (“DRM”) system, ensuring rapid, broad deployment of HD television (“HDTV”) and other high-value digital content to licensed users in the lodging industry. Lodging industry leaders such as World Cinema Inc. have licensed the Pro:Idiom DRM system. A growing number of content providers have demonstrated their acceptance of Pro:Idiom by licensing their HD content for delivery by Pro:Idiom licensees.

The MPEG-2 Encoder IP core has a unique compression engine capable of creating HD MPEG-2 real-time encoding of a single channel of 1080i/720p/480i video. The use of this real-time encoding technique enables the Company to provide broadcast MPEG-2 HD and SD encoding. MPEG-2 is widely used as the format of digital television signals that are broadcast by terrestrial (over-the-air), cable, and direct broadcast satellite TV systems. The Company’s revenues for digital encoders were $4,044,000 in 2019 and $6,873,000 in 2018.

The H.264/AVC is a video compression standard that enables a compelling solution for growing IP video services. The H.264 HD Encoder core has the capability to cut the bandwidth requirement for digital video delivery in half when compared against MPEG-2 encoders. This essentially facilitates the transmission of twice the number of programs in a given bandwidth. The use of this H.264 encoding technique enables the Company to provide high quality video at higher resolutions like 720p & 1080i. H.264 is a widely used format for transmitting high quality digital television signals over IP networks. The Company started shipping the H.264 capable encoders in 2012.

The H.265/HEVC technology is a video compression standard that enables IP and IPTV video services to be better prepared for transmission and streaming over even narrower and less robust networks as compared to both MPEG-2 and H.264 technologies. HEVC is and is expected to be primarily used by current and future internet based and private IP based over-the-top video streaming services. The Company has started to ship HEVC capable encoders and transcoders in early 2020.

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The products sold in 2019 comprise primarily Android-based IPTV set top boxes targeted to the Tier 2 and Tier 3 telecommunications and fiber optics based service providers. Total CPE product sales, including product accessories and replacement parts, were $3,977,000 in 2019; there were no CPE product sales in 2018.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey (the “Old Bridge Facility”) key contract manufacturers located in Taiwan, South Korea and the People’s Republic of China (“PRC”). The Company currently manufactures a large majority of its digital products, including the latest NXG and other digital signal processing product models at its Old Bridge Facility. Since 2007 the Company has been manufacturing certain high- volume, labor intensive products, including certain of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. Although the Company does not currently anticipate the transfer of any additional products to the PRC for manufacture, the Company may do so if business and market conditions make it advantageous to do so. Since 2019 the Company also has been manufacturing certain high-volume, labor intensive products in Taiwan and South Korea. This product mix represents a small percentage of the Company’s revenue but allowed the Company to benefit from relatively favorable tariff policies. Manufacturing products at the Company’s Old Bridge Facility and in the PRC, Taiwan and South Korea enables the Company to realize cost reductions and, with regard to Taiwan and South Korea, favorable tariff treatment while maintaining a competitive position and time-to-market advantage.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high-end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $602,000 and $793,000 in 2019 and 2018, respectively. Sales to VBrick for sub-assemblies were not material in 2019 or 2018.

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

CIE

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

The primary end locations of the Company’s product are the CIE environments described above, including telco COs and cable operator headends, multi-dwelling units/apartments, broadcast studios/networks, universities/schools, healthcare/hospitals, lodging/hospitality/assisted living, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. We provide a wide range of products to meet the special needs of these applications, and we serve many types of customers, from large telco and cable companies to private contractors. We sell to anyone installing or distributing products into the CIE business market, including:

●	Telephone and fiber optics telecommunications operators (both large and small) that design, package, install and in most cases operate, upgrade and maintain the systems they build; Cable system operators (both large and small) that design, package, install and in most instances operate, upgrade and maintain the systems they build;

●	Television broadcasters that create signals for redistribution and require digital encoding, transcoding, transmission and encryption/security technology;

●	Lodging/Hospitality/Assisted Living video and high-speed internet system operators that specialize in the Lodging, Hospitality and Assisted Living Markets; and

●	Commercial/Institutional/Enterprise system operators that operate, upgrade, and maintain the systems that are in their facilities, or contractors that install, upgrade and maintain these systems in a wide variety of applications.

The key to proactively responding to the evolving needs of the foregoing CIE environment is to build a suite of product solutions that are optimized for the operator’s existing infrastructure, as well as future strategy. Operators look for the following features when selecting technology:

●	Versatility for Now, providing multiple source inputs and different output formats, including simultaneous QAM, IPTV and analog television capability. Off-air local programs, locally generated content, and national broadcasts can all be viewed on televisions via coax, as well as on desktops and other connected devices via an IP network. This allows operators to expand the reach of their video without having to run additional cable throughout a facility and optimize the use of coax and/or IP infrastructures.

●	Flexibility for the Future, recognizing that even if an operator is not utilizing both QAM and IP outputs today, these features may be needed tomorrow. Operators seek to choose scalable technology that can keep up with advances in system architecture and allow them to best leverage existing data and Wi-Fi infrastructure, without overburdening it. This includes considerations for TV Everywhere (bring your own content/device) as well as Ultra-HD and 4K resolution television.

●	Affordability, identifying high-quality, cost-effective, innovative solutions with a strong performance-to-cost ratio, is the key to ensure that the service provider can offer a competitively priced package to their residential, business and enterprise customers by focusing on the features required and its management, including remote setup, monitoring and diagnostics through an IP interface and potentially providing a hot spare, hot swap or automatic failover capability.

The functions and features of the Blonder Tongue NXG product line are specifically targeted to deliver comprehensive and cost-effective solutions to all the market needs described in the forgoing paragraphs.

A key component of the Company’s growth strategy is to leverage its reputation across a comprehensive product line, offering one-stop-shop convenience to the telco, cable, broadcast and professional markets and deliver products having a high performance-to-cost ratio. The Company has historically enjoyed, and continues to enjoy, a leading position in many of the CIE and residential market segments that it serves.

CPE

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The products sold in 2019 comprise primarily Android-based IPTV set top boxes to the Tier 2 and Tier 3 cable and telecommunications service providers. This is an important strategic initiative, designed to secure an in-home position with the Company’s product offerings, more intimate, direct relationships with a wide range of service providers, and increased sales of the Company’s CIE products by the BT Premier Distributors to those same service providers. In its first year, the CPE Product initiative achieved sales to over 45 different telco, municipal fiber and cable operators and accounted for approximately 20% of the Company’s 2019 revenues, although its contribution to net income has not as yet met our expectations.

Markets Overview

The television industry has been dominated by traditional cable operators, who subsequently expanded into high-speed internet and telephony services. The penetration of wireless and direct-broadcast satellite (“DBS”) (such as DIRECTV® and DISH Network®) in the video market, while reduced, still has a combined subscriber count of approximately 25.9 million. Telephone companies (i.e. Verizon and AT&T) also compete with cable operators for services on a national level, delivering video, high-speed internet and telephony services direct to the home or to the curb with an estimate of over 13.6 million subscribers.

With IPTV technology comes additional market pressures and opportunities. First, there is the matter of alternative TV services riding “Over the Top” (“OTT”) on existing infrastructures, where the delivered video is not part of the service provider’s own video content or service. Examples include Web-delivered video such as Netflix, Hulu and Apple TV. Cable, satellite and telco service providers will need to innovate to provide additional service offerings to compete with lower cost OTT television providers (subscribers exceeding 300 million globally). In addition, content providers such as HBO, SHOWTIME and CBS have deployed their own streaming services, without requiring a cable TV subscription. Streaming service subscribers are now larger in count than cable TV subscribers. With the advent of “TV Everywhere”, where video is displayed not only on the traditional television, but also on personal computers and mobile devices, service providers are trying to tackle not only technological challenges associated with these offerings, but also content management and customer authentication. The idea that the consumer is at the center, and not the hardware or the network, is revolutionizing how video (and media) content is delivered.

The long term implications of these developments are increased competition for the provision of services and a trend toward delivery of these services using IP technologies over the open internet and IPTV technologies over private networks. This continuing major market transition has resulted in changing consumer expectations, placing the residential video delivery networks, business-to-business, lodging and institutional markets under pressure to install new infrastructure and upgrade existing networks. Each sub market mentioned above has different network upgrade cycles, but to remain competitive the Company has been and must continue to increase its product offerings for digital television, IP and IPTV technologies, encoding, decoding and transcoding, and support of a wider range of digital media delivery applications.

Cable Television

Most cable operators, large and small, have built networks with various combinations of fiber optic and coax cable to deliver television, internet and telephone services on one drop cable. Cable television deployment of fiber optic trunk has been completed in nearly all existing systems. The HFC network architecture is employed to provide digital video, OTT, HDTV, IPTV, high speed internet, and digital telephone service. With the adoption of new technology developed by CableLabs®, the cable industry is using “edge” devices, node splitting and digital video switching to increase both services and subscriber capacity from each existing node as well as lowering the cost to create new nodes in their deployment architectures, to accommodate IPTV offerings in both residential and CIE market deployments. All of these networks are potential users of our product offerings.

Assisted Living/MDU/Hospitality

Historically, in response to various privately-owned video distribution network property owners seeking additional revenue streams and their tenants and guests demanding increased in-room technology enabled services, telco and cable operators serving the hospitality market sought to provide more programs (especially in HD), and enhanced interactivity. Initially installed in higher-end properties and hospitality properties, HD conversion is continuing today to complete all properties including older Assisted Living and Nursing Homes, Hospitals, MDUs and also now smaller hotels and motels, all of which are being upgraded and outfitted with enhanced technology to provide a full suite of HD programs and video streaming services.

More recently, the competition among telco and cable providers to the Assisted Living, MDU and Hospitality industries has shifted from a previous emphasis on VOD, to providing an ever-increasing number of HD programs and the capability of offering streaming OTT television services. The Company believes that the demand for HD based headends that support free-to-guest service and OTT television, will continue to grow in the near term. The rate of growth is limited by the costs associated with replacing all televisions in a property with flat screen Pro:Idiom compatible televisions, the infrastructure required to support OTT television, authentication and system management issues. For several years, the Company has been providing a unique system solution to the largest hotelier worldwide through the Company’s network of hotelier approved system integrator and operator customers. The system consists of DOCSIS 3.0/3.1 compliant cable modem termination systems (“CMTS”) and cable modems (“CM”) and is unique in that it is the only system approved by that hotelier that is able to provide a combination of the following services: linear TV, OTT, DOCSIS-based ethernet, and WiFi from a common mini-CATV-type HFC-based infrastructure.

CIE-Commercial, Institutional, and/or Enterprise

The Company defines its target CIE markets to include educational campus environments, correctional facilities, sports stadiums and airport terminals. All of these seemingly unrelated facilities contain private video and data distribution networks that are dependent on either locally generated or externally sourced video and/or data content. As the advanced technologies of distance learning, HDTV and IPTV permeate the market, institutional facilities are embracing these technologies to achieve site specific goals. The following are examples of the types of applications:

●	PEG Town Hall Meetings, Religious broadcasts and Local Sports

●	Reception Room TV- Doctors, Dentists and Corporate Offices

●	Patient Education and Entertainment

●	Distance Learning

●	Employee Facing- Training and Company Messaging

●	Hotel Lobby Events and Advertising

The Company traditionally benefited from a very strong share of this market with its Analog Video Headend and Distribution Products. We anticipate that we will continue to be a leader in this market with our digital video solutions and our evolving IP and IPTV platforms.

International

The Company has authorized distributors and sales agents in various locations outside the United States, but the Company primarily manufactures products for sale in the USA and North America. Historically, international sales have not materially contributed to the Company’s revenue base. Towards the end of 2019, the Company began exploring product fitness and sales channels associated with a potential expansion into Latin America. That work is on-going and at this time it is too early to predict whether the Company will undertake this expansion, and if it does, the anticipated effect on sales and net income. Additionally, the Company has begun, in early 2020, to fulfill small quantities of DOCSIS modem orders for an overseas market. This new line of business is not expected to have any material impact on the Company’s overall performance.

Additional Considerations

The evolution of technology with respect to video, internet and telephone services continues at a rapid pace. Cable TV’s QAM video is competing with DIRECTV® and EchoStar’s DBS service and cable modems compete with digital subscriber lines and fiber-to-the-home offered by regional telephone companies. Telephone companies are building national fiber optic networks and are delivering video, internet and telephone services directly to the home over fiber optic cable, and digital telephone is being offered by cable companies and others in competition with traditional phone companies. The convergence of data and video communications continues, wherein computer and television systems merge. This merging of technologies is extending services and content delivery to mobile smart phone devices and tablet computers with over-the-air data delivery competing with cable-delivered services.

Larger MSOs have transitioned or are in the process of transitioning to all-digital platforms (and in most instances MPEG-4/H.264). Satellite DBS television, digitally compressed programming and IP delivery require headend products, set-top decoding receivers, or digital terminal adapters, to convert the transmitted signals back to analog or HDMI format so that they may be viewed on television sets. The split of analog and digital offerings provided to customers varies as a function of the size of the operator and their deployment strategy. For example, the majority of private cable and other smaller service providers continue to deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ set-top boxes or digital terminal adapters at each television set.

Key Products

Blonder Tongue’s products can be separated according to function and technology. Five key categories account for the majority of the Company’s revenue–Digital Video Headend, Analog Video Headend, HFC Distribution, Data and CPE products:

● Digital Video Headend Products are used by a system operator for acquisition, processing, compression, encoding and management of digital video. The headend is the center of a digital television system. It is the central location where multiple programs are received and, through additional processing, allocated to specific channels for digital distribution. Blonder Tongue continues to expand its Digital Video Headend Product offerings to meet the evolving needs of its customers, which is expected to continue for years to come. We offer a broad line of HD and SD, MPEG-2 and MPEG-4/H.264 encoders and transcoders optimized for the CIE environment. That product line has also been recently expanded to include support of the HEVC digital video format. One example is a line of enhanced encoders optimized for the extreme demands of broadcasting live sports, another is a cost-effective MPEG-2/H.264 encoder for IP support of PEG channels. Yet another is a new highly cost-effective bulk IP to IP Transcoder that supports 24 channels of format and rate conversion in a single Rack Unit (1RU) size. The Company’s STEP and custom hotel guide products were developed to provide solutions for certain additional needs of the Company’s customers and customer prospects, that the Company believes were not being met in a cost-effective manner by the Company’s competitors. IP interfaces have been added to a wide range of products to help in the migration to IPTV. One such example is the AQT8-B, a multichannel 8VSB/QAM-IP transmodulator that receives up to 64 programs of off-air broadcast signals over 8 different frequencies and transmodulates them for output on both coax and IP distribution networks. Other lines of digital products provided by Blonder Tongue and Drake include our EdgeQAM devices, Satellite Quadrature Phase Shift Key (“QPSK”) and Eight Phase Shift Key (“8PSK”) to QAM transcoders.

The Company’s product development efforts culminated with the 2018 introduction of a next-generation-enterprise gateway (“NeXgen Gateway” or “NXG”) series of products and solutions.

NXG is a powerful, two-way, forward-looking digital video signal processing platform and series of modular add-on products that are ideal for delivering the next generation of entertainment services for residential and enterprise applications; including IPTV format conversion and simulcast use cases, education, MDU, healthcare, business parks, institutions, hospitality, cruise ships, and professional sports venues. The goals of NXG are to addresses the service provider challenges of (a) migrating from traditional CATV transmission, such as fiber and coaxial cable, to fully IP-based transmission and delivery, and (b) migrating from traditional content protection, such as Commscope/Arris DigiCipher®, Cisco PowerKEY®, Verimatrix® CAS, and LG Pro:Idiom®, to IP-based digital rights management (“IP-DRM”) - content protection systems of the future, such as Adobe DRM®, Verimatrix-M®, Widevine®, PlayReady®, and IP Pro:Idiom®. In order to accomplish those goals, NXG was designed to be an anything-in to anything-out solution. Based on key customer guidance and the Company’s research and development effort, NXG is a 100% fully modular, passive-back-plane-based product that enables the service providers to (a) easily and seamlessly accomplish the migration described in the forgoing, and (b) cost effectively and seamlessly address what may become any future, unforeseen, prospective transmission, and content protection migrations. Unlike many competing products, in NXG, all “active” electronic components reside in their respective modules. There are no active components in either the rack-chassis or backplane which brings the benefits of ultra-high reliability, flexibility and future adaptability to as yet unknown use-cases. In addition, the Company’s plan is for the functionality of all of the standalone key signal processing products described in both the foregoing and following paragraphs are to be, over time, migrated and subsumed as modular optional features supported by the NXG product line.

Encoders accept various input sources (analog and/or digital) and output digitally encoded 4K, UHD, HD or SD video in various output formats such as Asynchronous Serial Interface (“ASI”), IP or QAM. ASI is a streaming data format which carries the MPEG-2 Transport Stream. The IP output format allows operators to stream video over private data networks with greater reliability and content security. The QAM outputs can be used for digital video distribution over typical private coax and HFC networks to serve a variety of CIE environments (i.e. sports arenas, broadcast and cable television studios, airports, hospitals, university campuses, etc.). As a complement to the encoder line, Blonder Tongue also provides digital QAM multiplexers which take multiple inputs (ASI or 8VSB/QAM) and delivers a single multiplexed QAM output, thereby optimizing the HD channel lineup by preserving bandwidth. The Company’s QAM output MPEG-2 encoders have a low latency feature and superior motion optimization for fast-paced sporting events, which is ideal for live sporting events within a stadium or arena. The Company’s Clearview transcoders support high density highly cost-effective bulk re-encoding functions to support a wide range of service operator use-cases such as creating digital television universal reception of signals, professional Dolby® audio encoding and format conversions, or conversion of broadcast to IPTV expected video formats.

ATSC/QAM-IP Transcoder series of products (“AQT8”) allow the user to create a customized line up from off-air and/or cable feeds for coax IP distribution. The customizable IP output contains multiple programs with a combination of single and multiple transport streams, from multiple RF input sources. The unique MPEG-2 transport systems information tables associated with each of the selected input programs are transferred to the IP outputs. This means the virtual channel numbers and program names on the IP outputs can be the same as their RF program input sources. The Company’s AQT8 products enable the user to modify the metadata, including PSIP parameters, such as the Program ID, Program #, Short Name, Major Ch., and Minor Ch. Information, to provide a customized IP program delivery solution. The AQT8-IP features Emergency Alert System (“EAS”) program switching through either an ASI or IP format EAS input and terminal block contacts for triggering.

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

The QPSK and 8PSK to QAM transcoders (QTM Series) are used for economically deploying or adding a satellite-based tier of digital or HDTV digital programming. The units transcode a satellite signal’s modulation from QPSK to QAM or from 8PSK modulation format to QAM format. Since QPSK and 8PSK are optimum for satellite transmission and QAM is optimum for fiber/coax distribution, precious system bandwidth is saved while the signal retains its digital information.

Digital Video Headend Product use continues to expand in all of the Company’s primary markets, bringing more advanced technology to consumers and operators. It is expected that this area will continue to be a major component of the Company’s business. The Company’s Digital Video Headend Products accounted for approximately 34% and 48% of the Company’s revenues in 2019 and 2018, respectively, with an overall decrease of $3,594,000 year-over-year.

● Analog Video Headend Products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Among the products offered by the Company in this category are prefabricated headends to accommodate legacy analog TV systems, modulators, demodulators, and processors. The Company’s Analog Video Headend Products accounted for approximately 8% of the Company’s revenues in both 2019 and 2018, with an overall decrease of $129,000 year-over-year.

● HFC Distribution Products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Among the products offered by the Company in this category are broadband amplifiers, directional taps, splitters and wall outlets for coax distribution and fiber optic transmitters, receivers (nodes), and couplers. In cable television systems, the HFC distribution products are either mounted on exterior utility poles or encased in pedestals, vaults or other security devices. In CIE systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coax cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company’s HFC Distribution Products accounted for approximately 13% and 15% of the Company’s revenues in 2019 and 2018, respectively, with an overall decrease of $708,000 year-over-year.

● DOCSIS Data Products give service providers, integrators, and premise owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU's, and college campuses using IP technology. Among the products offered by the Company are CMTS and CM. The Company’s DOCSIS Data Products accounted for approximately 14% and 21% of the Company’s revenues in 2019 and 2018, respectively, with an overall decrease of $1,766,000 year-over-year.

● CPE Products are comprised mainly of Android-based IPTV set top boxes sold to the Tier 2 and Tier 3 cable and telecommunications service providers for use in mainstream residential services to consumer households. The Company began selling CPE Products in 2019. The Company’s CPE Product initiative achieved sales to over 45 different telco, municipal fiber and cable operators and accounted for approximately 20% of the Company’s revenues in 2019.

● Other Products. There are a variety of other products that the Company sells to a lesser degree, either to fill a customer need or where sales have reduced due to changes in Company direction, technology, or market influences. Sales of products in these categories contributed less significantly to the Company’s revenues in 2019 and 2018 and are expected to remain this way for 2020. These products include:

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

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products to accommodate customer demand for greater capability, (iii) license new technologies, (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources and (v) acquire complementary products incorporating technology from third parties allowing internal resources to focus on higher-value strategic areas of research and development. Research and development projects are often initially undertaken at the request of or in an effort to address the particular needs of the Company’s customers and customer prospects, with the expectation or promise of substantial future orders. Projects may also result from new technologies that become available, or new market applications of existing technology. In the new product development process, the vast experience of the Company’s engineering group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace. Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and lowering production costs. This building block philosophy of research and development has recently been expanded upon since fourth quarter 2018 with several new hardware designs each yielding 3, 4 or even 5 different product models based on a single common design yielding the Company improved engineering cost efficiencies. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties or customized derivative product development. The Company will also license technology if it can obtain technology more quickly, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party. There were 18 employees involved in the technical product definition, technology systems architecture and research and development departments of the Company at December 31, 2019, distributed among the Company’s operating locations.

Marketing and Sales

Blonder Tongue markets and sells its products for use in a wide range of IPTV and CIE markets, including with telco and municipal fiber optic operators, traditional cable television, MDU, lodging/hospitality, and institutional (schools, hospitals and prisons). The Company also sells into a multitude of niche CIE markets such as sports arenas and the cruise ship industry. Sales are made directly to customers by the Company’s internal sales force, as well as through Blonder Tongue Premier Distributors. The Company instituted its Premier Distributor Program in 2007, through which a limited group of larger distributors who stock a significant amount of the Company’s products in their inventory are given access to a special purchase incentive program allowing them to achieve volume price concessions measured on a year-to-year basis. Sales to the Company’s Premier Distributors accounted for approximately 28% and 33% of the Company’s revenues for 2019 and 2018, respectively. These Premier Distributors serve multiple markets. Direct sales to telco operators, municipal fiber operators, cable operators and system integrators accounted for approximately 33% and 18% of the Company’s revenues for 2019 and 2018, respectively.

The Company’s sales and marketing function is performed by its internal sales and marketing associates working in partnership and conjunction its Premier Distributors, as well as its smaller company integrator and distributor network. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities. Sales and marketing make up 12% of the Company’s overall workforce, divided into central and regional coverage in Old Bridge, NJ, Patton, PA, Seminole, FL (Tampa area), Tigard, OR, Stevensville, PA, and Johns Creek, GA (Atlanta area), as well as Canada sales coverage from Toronto.

The Company’s standard customer payment terms are net 30 days. From time to time, when circumstances warrant, such as a commitment to a large blanket purchase order, the Company will selectively extend payment terms beyond its standard payment terms to 60 days.

The Company has several marketing programs to support the sale and distribution of its products. Blonder Tongue participates in industry trade shows and conferences and also maintains a robust website and direct on-line sales portal. The Company publishes technical articles in trade and technical journals, distributes sales and product literature and has an active public relations plan to ensure complete coverage of Blonder Tongue’s products and technology by editors of trade journals. The Company provides system design engineering for its customers, maintains extensive ongoing communications with many original equipment manufacturer customers and provides one-on-one demonstrations and technical seminars to potential new customers. Blonder Tongue supplies sales and applications support, product literature and training to its sales representatives and distributors. The management of the Company travels extensively, identifying customer needs and meeting potential customers.

Customers

Blonder Tongue has a diverse customer base, which in 2019 consisted of approximately 163 active accounts. Approximately 49% and 54% of the Company’s revenues in 2019 and 2018, respectively, were derived from sales of products to the Company’s five largest customers. World Cinema, Inc., Blue Stream Communications, LLC and Toner Cable Equipment, Inc. accounted for approximately 12%, 12% and 11%, respectively, of the Company’s revenues in 2019 and approximately 23%, zero and 14%, respectively, of the Company’s revenues in 2018. None of these customers are obligated to purchase a material amount of products or to provide the Company with a material level of binding forecasts of product purchases for any future period. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period; however, the Company currently anticipates that Toner Cable Equipment, Inc. and World Cinema, Inc. will continue to account for a significant portion of the Company’s revenues in future periods. Blue Stream Communications first became a customer of the Company in 2019 and, as such, the Company is not certain whether it will continue to account for a significant portion of the Company’s revenues in 2020 and beyond. See disclosure below in “Risk Factors – Any substantial decrease in sales to our largest customers may adversely affect our results of operations or financial condition” for further details.

Since 2010, the Company has held multi-year contracts with key distributors in its Premier Distributor Program. This program, which began in 2007, has been quite successful for the Company. Many of the Company’s smaller business customers, with whom the Company had formerly dealt on a direct basis, now purchase the Company’s products from these BT Premier Distributors.

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

The Company’s revenues are derived primarily from customers in the continental United States; however, the Company also derives some revenues from customers in other geographical markets, primarily Canada and to a much more limited extent, in developing countries. Sales to customers outside of the United States represented approximately 5% and 4% of the Company’s revenues in 2019 and 2018, respectively. All of the Company’s transactions with customers located outside of the United States have historically been denominated in U.S. dollars. As such, the Company has had no material foreign currency transactions from which it derives revenues. However, the Company derived certain relatively limited sales from customers located in Canada during 2018 and 2017 denominated in Canadian Dollars. Transactions denominated in foreign currencies have certain inherent risks associated with them due to currency fluctuations. See “Risk Factors” below for more detail on the risks associated with foreign currency transactions.

Manufacturing and Suppliers

Blonder Tongue’s primary manufacturing operations are presently located at the Old Bridge Facility, which also serves as the Company’s headquarters. The Company has developed, implemented and maintains a Quality Management System, that has been certified as conforming to all requirements of the ISO 9001:2015 international standard. The Company’s manufacturing operations are vertically integrated and consist principally of the programming, assembly, and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal, of chassis and cabinets for such assemblies. Management continues to implement improvements to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor to accommodate increasingly fine pitch surface mount electronic components. The Company is capable of manufacturing assemblies of 16-layer printed circuit boards with thousands of components, including placement of 0.030x0.030mil ball grid arrays and 0201 packaged sized components, utilizing its advanced state-of-the-art automatic placement equipment as well as automated optical inspection and testing systems. Investments by the Company in these advanced manufacturing technologies is consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products. The Company also maintains a small engineering facility in Springboro, Ohio and maintains a small engineering facility in Ft. Wayne, Indiana.

Since 2007, the Company has been manufacturing certain high volume, labor intensive products, including many of the Company’s analog products overseas, a portion of such products are produced in the PRC. A key contract manufacturer in the PRC produces these products (all of which are proprietary Blonder Tongue designs) as may be requested by the Company from time to time (in the Company’s discretion) through the submission of purchase orders, the terms of which are governed by a manufacturing agreement. Although the Company does not currently anticipate the transfer of any additional products to the PRC for manufacture, the Company may do so if business and market conditions make it advantageous to do so. In connection with the Company’s initiatives in the PRC, the Company may have foreign currency transactions and may be subject to various currency exchange control programs related to its PRC operations. Since 2019, the Company has been manufacturing certain high volume, labor intensive products in South Korea and Taiwan. Several manufacturers produce Blonder Tongue proprietary products, as may be requested by the Company from time to time (in the Company’s discretion) through the submission of purchase orders, the terms of which are governed by purchase and IP agreements. Products produced on behalf of the Company in Taiwan and South Korea are transacted in US Dollars and carry limited foreign exchange risk. See “Risk Factors” below for more detail on the risk of foreign operations.

Outside contractors supply standard components, printed circuit boards and electronic subassemblies to the Company’s specifications. While the Company generally purchases electronic parts that do not have a unique source, certain electronic component parts used within the Company’s products are available from a limited number of suppliers and may be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained, or system design changes implemented. In such situations, however, the Company may experience temporary reductions in its ability to ship products affected by the component shortage. On an as-needed basis, the Company purchases several products from sole suppliers for which alternative sources are not available. An inability to timely obtain sufficient quantities of certain of these components could have a material adverse effect on the Company’s operating results. The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company. See “Risk Factors” below for more detail on the risk associated with sole supplier products.

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

Competition

All aspects of the Company’s business are highly competitive. The Company competes with international, national, regional and local manufacturers and distributors, including companies larger than Blonder Tongue that have substantially greater resources. Various manufacturers who are suppliers to the Company sell directly as well as through distributors into the franchise and private cable marketplaces. Because of the convergence of the cable, telecommunications and computer industries and rapid technological developments, new competitors may seek to enter the principal markets served by the Company. Many of these potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than Blonder Tongue. The Company expects that direct and indirect competition will increase in the future. Additional competition could result in price reductions, loss of market share and delays in the timing of customer orders. The principal methods of competition are product differentiation, product reputation, performance, quality, price, terms, service, technical support and administrative support. The Company believes it is a leader in many of the markets that it serves and differentiates itself from competitors by consistently offering innovative products, providing excellent technical service support and delivering extremely high reliability products and high performance-to-cost ratio products.

Intellectual Property

The Company currently holds several United States and foreign patents, none of which are considered material to the Company’s present operations, since they do not relate to high volume applications. Because of the rapidly evolving nature of the cable television industry, the Company believes that its market position as a supplier to the telco industry and cable television integrators derives primarily from its ability to timely develop a consistent stream of new products that are designed to meet its customers’ needs and that have a high performance-to-cost ratio.

The Company owns a United States trademark registration for the word mark “Blonder Tongue®” and also on a “BT®” logo. Drake owns a United States trademark registration for the word mark “DRAKE®”.

Since 2008, the Company has obtained and renewed licenses for a variety of technologies in concert with its digital encoder line of products. The licenses are from a number of companies including LG Electronics (expires December 2020). These standard licenses are all non-exclusive and require payment of royalties based upon the unit sales of the licensed products. With regard to the licenses expiring in 2020, the Company expects to renew these standard licenses on similar terms to those presently in force. For additional information regarding these licenses, see “Introduction” starting on page 2.

The Company relies on a combination of patents, contractual rights and trade secret laws to protect its proprietary technologies and know-how. There can be no assurance that the Company will be able to protect its technologies and know-how or that third parties will not be able to develop similar technologies and know-how independently. Therefore, existing and potential competitors may be able to develop products that are competitive with the Company’s products and such competition could adversely affect the prices for the Company’s products or the Company’s market share. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining its competitive position. The industries in which the Company competes are subject to constant development of new technologies and evolution of existing technologies, many of which are the subject of existing third-party patents and new patents are issued frequently.

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

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2019 and does not anticipate incurring in 2020, material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2020. The Company intends to renew this permit.

Employees

As of February 29, 2020, the Company employed approximately 93 people, including 50 in manufacturing, 15 in research and development, 4 in quality assurance, 12 in sales and marketing, and 11 in a general and administrative capacity. Substantially all of these employees are full time employees. Twenty-four of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a labor agreement with the Company that is scheduled to expire in February 2023.

ITEM 1A	RISK FACTORS

The Company’s business operates in a rapidly changing technology and economic environment that involves numerous risks, some of which are beyond the Company’s control. The following “Risk Factors” highlight some of these risks. Additional risks not currently known to the Company or that the Company now deems immaterial may also affect the Company and the value of its Common Stock. The risks described below, together with all of the other information included in this report, should be carefully considered in evaluating our business and prospects. The occurrence of any of the following risks could harm the Company’s business, financial condition or results of operations.

Our audited consolidated financial statements for the year ended December 31, 2019 included herein contain a “going concern” explanatory paragraph.

During the year ended December 31, 2019, we experienced a decline in net sales, a loss from operations and a substantial increase in cash used in operating activities, which was funded in large part from the proceeds we received from the sale of our headquarters building. Our ability to continue as a going concern is dependent upon our becoming profitable in the future and having access to sufficient capital to execute our business plan and to meet our payment obligations on our debt financing arrangements and other financial obligations when they become due. Although we believe that improvements in our sales and efforts to reduce expenses will increase the possibility that we will become profitable and we have recently obtained additional financing, we cannot provide any assurances that we will be successful in improving our performance, that the recently obtained additional financing will be sufficient or that we will be successful in securing additional financing, if needed. These factors, and possibly others, raise substantial doubt regarding our ability to continue as a going concern. Our audited consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. As a result, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors and potentially be available for distribution to stockholders in the event of liquidation.

Our financial condition and results of operations could be adversely affected by health events such as the recent Coronavirus or COVID-19 outbreak.

Our business could be materially and adversely affected by epidemics and pandemic outbreaks, including outbreaks of the Coronavirus or COVID-19. The recent outbreak in China of COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries, including the United States, and is impacting domestic and worldwide economic activity. A public health epidemic or pandemic, including COVID-19, poses the risk that the Company or its employees, customers, suppliers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. There are developments regarding the COVID-19 outbreak on a daily basis that may impact our customers, employees and business partners. As a result, it is not possible at this time to estimate the impact COVID-19 could have on the Company's business. However, the continued spread of COVID-19 and actions taken by our customers, suppliers and business partners, actions we take to protect the health and welfare of our employees, and measures taken by governmental authorities in response to COVID-19 could disrupt our manufacturing activities, the shipment of our products, the supply chain and purchasing decisions of our customers. The Company has begun to experience what is currently expected to be a short-term, but significant, reduction in sales as a result of the decreased business activities of our customers related to the COVID-19 outbreak, although it remains unclear when or whether our customers will resume their activities at a level where our sales to them will return to historical levels. In addition, government officials in our region have imposed measures that restrict “non-essential” business activities, and although we are currently considered to be involved in an “essential” business activity, it is possible that those measures or others may be extended to cover “essential” business activities. If such restrictions were to be imposed, it is likely that we would not be able to continue all or a portion of our manufacturing, shipping and billing operations. Similar restrictions affecting the places where our customers do business would likely further reduce their business activities. These and other developments may have a material adverse impact on our business.

Any substantial decrease in sales to our largest customers may adversely affect our results of operations or financial condition.

Approximately 49% and 54% of our revenues in 2019 and 2018, respectively, were derived from sales of products to the Company’s five largest customers. None of these customers are obligated to purchase a material amount of products or to provide the Company with a material level of binding forecasts of product purchases for any future period. Accordingly, there can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. In addition, while the COVID-19 outbreak is affecting the operations of our customers and our sales to them, uncertainty as to the effects on the economy generally and our customers in particular makes it impossible for us to predict the short term and long term effects the COVID-19 outbreak and related developments will have on our customers and their ongoing businesses and how those effects may impact our sales to them.

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

In addition, three of our customers accounted for approximately 47% of our outstanding trade accounts receivable at both December 31, 2019 and 2018, respectively. Any substantial decrease or delay in sales to one or more of our leading customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us, or our inability to develop solid relationships with integrators that may replace the present leading customers, could have a material adverse effect on our results of operations and financial condition. If the negative effects of the COVID-19 outbreak and related developments lead to financial difficulties or even the failure of one or more of our significant customers, or a combination of our smaller customers, our ability to collect payment in full and on a timely basis, or at all, may be adversely effected, and our working capital resources may be significantly diminished.

An inability to reduce expenses or increase revenues may cause continued net losses.

We have had losses each year since 2010, including a net loss of $742,000 for the year ended December 31, 2019. While management believes its ongoing efforts to reduce expenses and increase revenues will improve profitability, there can be no assurance that these actions will be successful. Failure to reduce expenses or increase revenues could have a material adverse effect on our results of operations and financial condition. In addition, in order to address issues relating to our reduced sales as a result of the COVID-19 outbreak, we are undertaking additional rapidly implemented operating expense cost reductions. If these reductions cannot be implemented in a timely manner or prove to be insufficient in offsetting or significantly mitigating our reduced revenues, our ability to continue to operate as a going concern may be materially affected.

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

All aspects of our business are highly competitive. We compete with international, national, regional and local manufacturers and distributors, including companies larger than us, which have substantially greater resources. Various manufacturers who are suppliers to us sell directly as well as through distributors into the cable television marketplace. Because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may seek to enter the principal markets served by us. Many of these potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we have. We expect that direct and indirect competition will increase in the future. Additional competition could have a material adverse effect on our results of operations and financial condition through:

●	price reductions;

●	loss of market share;

●	delays in the timing of customer orders; and

●	an inability to increase our penetration into the cable television market.

Our sales and profitability may suffer due to any substantial decrease or delay in capital spending by the cable infrastructure operators that we serve in the MDU, assisted living, lodging and institutional cable markets.

The vast majority of our revenues in 2019 and 2018 came from sales of our products for use by cable infrastructure operators. Demand for our products depends to a large extent upon capital spending by telcos, cable operators and other entities on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including:

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

Our business and earnings are affected by general business, economic and financial markets conditions in the United States and elsewhere. We continue to operate in a challenging and uncertain economic environment, which has been exacerbated by the COVID-19 outbreak and related events. Any return to recessionary conditions or prolonged stagnant or deteriorating economic conditions, whether related to the COVID-19 outbreak or otherwise, could significantly affect the markets in which we do business, the demand for our products, the ability of our customers to make payments to us in a timely fashion or at all, our ability and the ability of our customers to obtain adequate financing to maintain operations and other potential events that could have a material adverse effect on our business, financial condition and results of operations. Moreover, our stock price could remain depressed or decrease if investors have concerns that our business, financial condition or results of operations will be negatively impacted by a worldwide economic downturn. Other uncertainties, including the potential effect of United States’ tariffs on imported steel and aluminum, which are important materials for the production of many of our products, could also have a material adverse effect on our business, financial condition and results of operations.

The terms of our credit facility with MidCap Business Credit may restrict our current and future operating and financial flexibility and could adversely affect our financial and operational results.

On October 25, 2019, the Company, entered into a new credit facility with MidCap Business Credit (“MidCap”), which was amended on April 7, 2020. The Loan and Security Agreement between the Company and MidCap (the “MidCap Agreement”) includes a number of covenants that, among other things, may restrict our ability to:

●	engage in mergers, consolidations, asset dispositions or similar fundamental changes;

●	redeem or repurchase shares of Company stock;

●	create, incur, assume or guarantee additional indebtedness;

●	create, incur or permit liens on our assets;

●	make loans or investments;

●	pay cash dividends or make similar distributions; and

●	change the nature of our business.

These restrictions in the MidCap Agreement may limit our ability to engage in certain transactions that could be beneficial to us and our stockholders. In the event of a default, MidCap could elect to declare all borrowings, accrued and unpaid interest and other fees outstanding, due and payable and require us to use available cash to repay these borrowings, which could have a material adverse effect on our operations and financial condition. If MidCap terminates the MidCap Agreement or further limits our ability to borrow under the MidCap Agreement as a result of any failures to comply with any covenants, we would seek new debt financing arrangements. We cannot assure you that new debt financing will be available to us on acceptable terms or at all. In addition, new debt financing, if available, could impose payment obligations, covenants and operating restrictions that are more onerous than under the MidCap Agreement, which could adversely affect our operations and financial condition.

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

Our dependence on certain third-party suppliers could create an inability for us to obtain component products not otherwise available or to do so only at increased prices.

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

In addition, the COVID-19 outbreak has affected the supply chain for many types of products and materials, particularly those being manufactured in China and other countries where the outbreak has resulted in significant disruptions to ongoing business activities. Although we have not experienced any material disruptions in our supply chain, it is possible that we will in the future, which could adversely affect our ability to complete sales to our customers.

Our manufacturing activities in the PRC, South Korea and Taiwan may subject us to the risks of unfavorable political, regulatory, legal and other developments in those countries.

Some of our products are manufactured and assembled in the PRC, South Korea and Taiwan under contractual and purchasing arrangements with businesses in those countries. Our future operations and earnings may be adversely affected by the risks related to, or any other problems arising from, having our products manufactured and assembled in these countries:

●	political, economic and labor instability;

●	changes in foreign or United States government laws and regulations, including exchange control regulations;

●	infringement of our intellectual property rights; and

●	difficulties in managing foreign manufacturing operations.

In addition, because the Company incurs certain expenses denominated in Renminbi (“RMB”)rather than U.S. Dollars in connection with contract manufacturing activities in the PRC, we may experience increased costs related to fluctuation in foreign currency exchange rates. Although these countries have modern industrial economies, their potential economic, political, legal and labor developments could entail uncertainties and risks. In the event of any changes that adversely affect our ability to manufacture in the PRC, South Korea and/or Taiwan, our business could suffer.

Shifting our operations between regions may entail considerable expense.

Over time we may shift additional portions of our manufacturing operations to outside third-party suppliers both within the US, North America and/or Asian territories in order to maximize manufacturing and operational efficiency. This could result in reducing our domestic operations in the future, which in turn could entail significant one-time earnings charges to account for severance, equipment write-offs or write downs and moving expenses.

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

        Historically the Company has had limited exposure to currency fluctuations since transactions with customers located outside the United States have generally been denominated in U.S. Dollars. In addition, the Company incurs certain expenses denominated in RMB in connection with its contract manufacturing activities in the PRC. The Company's functional currency is the U.S. Dollar. Accordingly, any expense denominated in Canadian Dollars or RMB needs to be translated into U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between the RMB and U.S. Dollar in recent years have fluctuated significantly and may do so in the future. We do not engage in currency hedging activities to limit the risks of currency fluctuations. Currency fluctuations could adversely impact our results of operations, cash flows and financial position.

Competitors may develop products that are similar to, and compete with, our products due to our limited proprietary protection.

We possess limited patent or registered intellectual property rights with respect to the majority of our technology. We rely on a combination of patents, contractual rights and trade secret laws to protect our proprietary technology and know-how. There can be no assurance that we will be able to protect our technology and know-how or that third parties will not be able to develop similar technology independently. Therefore, existing and potential competitors may be able to develop similar products which compete with our products. Such competition could adversely affect the prices for our products or our market share and could have a material adverse effect upon our results of operations and financial condition.

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

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. We do not anticipate material capital expenditures during 2020 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

We currently intend to retain all earnings to finance the growth of our business and therefore do not intend to pay dividends on our Common Stock in the foreseeable future. Moreover, the MidCap Agreement prohibits the payment of cash dividends by us on our Common Stock.

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

Our directors and officers beneficially own, or have the right to vote, in the aggregate, approximately 60% of our Common Stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors. In addition, certain of our directors and officers will have the right to acquire additional shares of our common stock upon exercise of conversion rights with respect to certain indebtedness that they hold. See Note 17—Subsequent Events in the Notes to our Consolidated Financial Statements.

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

There is currently significant uncertainty about the future relationship between the United States and China with respect to trade policies and tariffs. We source a variety of finished products and component parts from China. Although we currently believe that most of those products are not subject to tariffs, we cannot assure you that governmental authorities will agree with that position or that future actions may not be taken by the United States or China to impose tariffs on those products and components or otherwise affect our ability to source those products and components, which could have an adverse effect on our future operations. In addition, certain of the products we obtain from China are currently subject to tariffs. Although we do not expect that the currently-applicable tariffs will have an adverse effect on our results of operations, we have raised prices on certain products to attempt to offset the effect of those tariffs, and we are also considering alternative sources of supply from manufacturers in other countries and moving certain manufacturing activities to our Old Bridge Facility as additional ways to mitigate the effect of those tariffs. If our expectations regarding the effect of the currently applicable tariffs prove to be incorrect and we are unable to offset or mitigate the effects of those tariffs, our future operating results may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

The Company’s principal manufacturing, engineering, sales and administrative facilities consist of one building totaling approximately 130,000 square feet located on approximately 20 acres of land in Old Bridge, New Jersey (the “Old Bridge Facility”) which was owned but currently is leased by the Company. On February 1, 2019, the Company completed the sale of the Old Bridge Facility to Jake Brown Road, LLC (the “Buyer”). In addition, in connection with the completion of the sale, the Company and the Buyer (as landlord) entered into a lease (the “Lease”), pursuant to which the Company will continue to occupy, and continue to conduct its manufacturing, engineering, sales and administrative functions in the Old Bridge Facility.

The sale of the Old Bridge Facility was made pursuant to an Agreement of Sale dated as of August 3, 2018 (the “Initial Sale Agreement”), as amended by an Extension Letter Agreement dated as of September 20, 2018, the Second Amendment to Agreement of Sale dated as of October 8, 2018 and the Third Amendment to Agreement of Sale dated as of January 30, 2019 (the Initial Sale Agreement together with the Extension Letter Agreement, Second Amendment to Agreement of Sale and Third Amendment to Agreement of Sale, collectively, the “Sale Agreement”). Pursuant to the Sale Agreement, at closing, the Buyer paid the Company $10,500,000. In addition, at closing, the Company advanced to the Buyer the sum of $130,000, representing a preliminary estimate of the Company’s share (as a tenant of the Old Bridge Facility following closing) of property repairs, as contemplated by the Sale Agreement. The Company recognized a gain of $7,175,000 in connection with the sale.

The Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of approximately $856,000 in 2020, with the amount of the base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent.

In addition, the Company leases an engineering and sales facility consisting of one building totaling approximately 5,250 square feet in Springboro, Ohio. The lease for this facility expires in October, 2021. The total lease obligation for the Springboro, Ohio facility will be approximately $36,000 during 2020. Further, the Company leases an engineering facility consisting of one building totaling approximately 2,400 square feet in Fort Wayne, Indiana. The lease for this facility expires in May, 2020. The Company may extend the lease, find alternative space or let the lease expire. The total lease obligation for the Fort Wayne, Indiana facility will be approximately $16,000 during 2020.

Management believes that these facilities are adequate to support the Company’s anticipated needs in 2020.

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

As of March 15, 2020, the Company had 67 holders of record of the Common Stock. Since a portion of the Company’s Common Stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

Dividends

The Company currently anticipates that it will retain all of its earnings to finance the operation of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Since its initial public offering, the Company has never declared or paid any cash dividends on its Common Stock. Any determination to pay dividends in the future is at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. The MidCap Agreement prohibits the payment of cash dividends by the Company on its Common Stock.

Share Repurchases

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300,000 of its outstanding Common Stock (the “2002 Program”). On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100,000 shares of its outstanding Common Stock (the “2007 Program”). As of December 31, 2019, the Company can purchase up to $72,000 of its Common Stock under the 2002 Program and up to 100,000 shares of its Common Stock under the 2007 Program. While the Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program, no such purchases are currently anticipated. The MidCap Agreement currently prohibits the Company from repurchasing shares of its Common Stock, whether under the 2002 Program and the 2007 Program or otherwise. During 2019 and 2018, the Company did not purchase any of its Common Stock under the 2002 Program or the 2007 Program.

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

Today, the Company is a technology-development and manufacturing company that delivers a wide range of products and services to the telecommunications, cable entertainment and media industry. For 70 years, Blonder Tongue/Drake products have been deployed in a long list of locations, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. These applications are variously described as commercial, institutional and/or enterprise environments and will be referred to herein collectively as “CIE”. The customers we serve include business entities installing private video and data networks in these environments, whether they are the largest cable television operators, telco or satellite providers, integrators, architects, engineers or the next generation of Internet Protocol Television (“IPTV”) streaming video providers. The technology requirements of these markets change rapidly, and the Company’s research and development team is continually delivering high performance-lower cost solutions to meet customers’ needs.

The Company’s strategy is focused on providing a wide range of products to meet the needs of the CIE environments described above, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses, and to provide offerings that are optimized for an operator’s existing infrastructure, as well as the operator’s future strategy. A key component of this growth strategy is to provide products that deliver the latest technologies (such as IPTV and digital 4K, UHD, HD and SD video content) and have a high performance-to-cost ratio.

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The products sold in 2019 comprise primarily Android-based IPTV set top boxes to the Tier 2 and Tier 3 cable and telecommunications service providers. This strategic initiative is designed to secure an in-home position with the Company’s product offerings, more intimate, direct relationships with a wide range of service providers, and increased sales of the Company’s CIE products by the BT Premier Distributors to those same service providers. In its first year, the CPE Product initiative achieved sales to over 45 different telco, municipal fiber and cable operators and accounted for approximately 20% of the Company’s 2019 revenues.

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue. Accordingly, any substantial decrease in sales of analog products without a related increase in digital products or other products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. Sales of digital video headend products were $6,714,000 and $10,494,000 and sales of analog video headend products were $1,532,000 and $1,661,000 in 2019 and 2018, respectively.

Like many businesses throughout the United States and the world, we have been affected by the COVID-19 outbreak. Because there are daily developments regarding the outbreak, we are continually assessing the current and anticipated future effects on our business, including how these developments are impacting or may impact our customers, employees and business partners. In our core CIE business, we have experienced a noticeable decline in sales, as many of our customers have significantly reduced their business operations. In our CPE business we have experienced a more substantial reduction in sales, again as a result of our customers’ significant decrease in their business activities. With uncertainties surrounding the extent to which the COVID-19 outbreak will affect the economy generally, and our customers and business partners in particular, it is impossible for us to predict when conditions will improve to the point that we may reasonably forecast when our sales might return to historical levels. However, we are currently taking steps to significantly reduce our expenses, including adjustments in our staffing (in the form of furloughs) and reductions in manufacturing activities, which we believe will improve our ability to continue our operations at current levels and meet our obligations to our customers.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey (“Old Bridge Facility”) and key contract manufacturing located in the People’s Republic of China (“PRC”) as well as South Korea and Taiwan. The Company currently manufactures most of its digital products, including the NXG product line and latest encoder, transcoder and EdgeQAM collections at the Old Bridge Facility. Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog and other products, in the PRC, pursuant to manufacturing agreements that govern the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. Although the Company does not currently anticipate the transfer of any additional products to the PRC or other countries for manufacture, the Company may do so if business and market conditions make it advantageous to do so. Manufacturing products both at the Company’s Old Bridge Facility as well as in the PRC, South Korea and Taiwan enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high-end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $602,000 and $791,000 in 2019 and 2018, respectively. Sales to VBrick for sub-assemblies were not material in 2019 or 2018.

Results of Operations

For the year ended December 31, 2019 compared with year ended December 31, 2018, discussion is included below. For the year ended December 31, 2018 compared with year ended December 31, 2017, refer to discussion included in Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2019.

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales.

	Year Ended December 31,
	2019	2018
Net sales	100.0%	100.0%
Costs of goods sold	82.7	61.2
Gross profit	17.3	38.8
Selling expenses	15.1	11.3
General and administrative expenses	25.2	19.5
Research and development expenses	15.5	11.9
Gain on building sale	36.2	—
Loss from operations	(2.3)	(3.9)
Interest expense, net	1.3	2.6
Loss before income taxes	(3.6)	(6.5)
Provision (benefit) for income taxes	0.1	(0.1)
Net loss	(3.7)	(6.4)

2019 Compared with 2018

Net Sales. Net sales decreased $1,865,000 or 8.6% to $19,842,000 in 2019 from $21,707,000 in 2018. The decrease is primarily attributable to a decrease in sales of digital video headend products and DOCSIS data products offset, in part, by an increase in sales of consumer premises equipment (CPE) products. Sales of digital video headend products were $6,714,000 and $10,308,000, sales of DOCSIS data products were $2,817,000 and $4,583,000 and sales of CPE products were $3,977,000 and zero in 2019 and 2018, respectively.

Cost of Goods Sold. Cost of goods sold increased to $16,411,000 in 2019 from $13,288,000 in 2018 and increased as a percentage of sales to 82.7% from 61.2%. The dollar increase is primarily attributable to lower margins relating to CPE products as the Company began to implement its strategic CPE Product initiative, described above under “—Overview,” an increase in the write down of slower moving inventory, as well as increased overhead costs. The increase as a percentage of sales is also attributable to sales of CPE products as part of the CPE Product initiative, as those products have a higher cost of goods sold than the Company’s other products.

Selling Expenses. Selling expenses increased to $3,002,000 in 2019 from $2,461,000 in 2018 and increased as a percentage of sales to 15.1% for 2019 from 11.3% for 2018. This $541,000 increase is primarily attributable to an increase in salaries and fringe benefits of $384,000 due to increased headcount and an increase in occupancy costs of $119,000 due to the Old Bridge Facility lease. The increase as a percentage of sales is primarily attributable to the overall increase as well as a decrease in net sales.

General and Administrative Expenses. General and administrative expenses increased to $5,004,000 in 2019 from $4,236,000 in 2018 and increased as a percentage of sales to 25.2% for 2018 from 19.5% in 2018. This $768,000 increase was primarily the result of an increase in salaries and fringe benefits of $624,000 due to salary increases and an increase in headcount, an increase in bad debt expense due to a recovery of bad debt of $126,000 in 2018, an increase in consulting fees of $233,000 and an increase in occupancy costs of $119,000 due to the Old Bridge Facility lease offset by a decrease in professional fees of $348,000. The increase as a percentage of sales is attributable to the overall increase as well as a decrease in net sales.

Research and Development Expense. Research and development expenses increased to $3,066,000 in 2019 from $2,576,000 in 2018 and increased as a percentage of sales to 15.5% in 2019 from 11.9% in 2018. This $490,000 increase is primarily attributable to an increase in consulting fees of $305,000 and an increase in occupancy costs of $121,000 due to the Old Bridge Facility lease. The increase as a percentage of sales is attributable to the overall increase as well as a decrease in net sales.

Gain on building sale. Gain on building sale was $7,175,000 in 2019 an increase from zero in 2018, due to the sale-leaseback of the Old Bridge Facility in 2019.

Operating loss. Operating loss of $466,000 for 2019 represents a decrease from the operating loss of $854,000 in 2018. Operating loss as a percentage of sales decreased to 2.3% in 2019 from 3.9% in 2018 for the reasons discussed above.

Interest expense net. Interest expense, net decreased to $261,000 in 2019 from $562,000 in 2018. The decrease is primarily the result of lower average borrowings.

Income Taxes. The provision (benefit) for income taxes was $15,000 in 2019 and $(77,000) in 2018. The increase in the 2019 provision is attributable to an increase in state and local tax expense The Company records a full valuation allowance for net deferred tax assets that are no longer considered to be realizable. The significant negative evidence supporting the full valuation allowance includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2019, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2019 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

The Company’s working capital was $3,805,000 and $2,114,000 at December 31, 2019 and 2018, respectively.

The Company’s net cash used in operating activities for the year ended December 31, 2019 was $6,538,000, primarily due to non-cash gain on building sale of $7,175,000 and an increase in inventories of $1,761,000 offset by a decrease in accounts payable, accrued expenses and accrued compensation of $2,297,000, compared to net cash provided by operating activities for the year ended December 31, 2018 of $587,000, primarily due to an increase in accounts payable and accrued expenses of $1,376,000 and non-cash expenses of $1,090,000 offset by a net loss of $1,339,000 and an increase in prepaid and other current assets of $503,000.

Cash provided by investing activities for the year ended December 31, 2019 was $9,474,000, which was attributable primarily to proceeds on the building sale of $9,765,000 and proceeds on the sale of vehicles of $25,000 offset by capital expenditures of $263,000 and the acquisition of licenses of $53,000. Cash used in investing activities for the year ended December 31, 2018 was $101,000, which was attributable primarily to capital expenditures of $81,000 and the acquisition of licenses of $20,000.

Cash used in financing activities was $2,923,000 for the year ended December 31, 2019, comprised primarily of repayments of debt of $3,032,000 and repayments of the former line of credit of $2,603,000 offset by net borrowings on the line of credit of $2,705,000 and proceeds from the exercise of stock options of $7,000. Cash used in financing activities was $95,000 for the year ended December 31, 2018, comprised primarily of repayments of debt of $251,000 offset by net borrowings on the line of credit of $116,000 and proceeds from the exercise of stock options of $40,000.

For a full description of the Company’s senior secured indebtedness under the MidCap Facility and its effect upon the Company’s consolidated financial position and results of operations, see Note 5 – Debt of the Notes to Consolidated Financial Statements.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, the sale-leaseback of the Old Bridge facility and amounts available under the MidCap Facility. On a going-forward basis, the Company expects its primary sources of liquidity will be its existing cash balances, cash generated from operations and amounts available under the MidCap Facility. The Company had approximately $800,000 and approximately $77,000 availability for borrowing under the MidCap Facility, as of December 31, 2019 and March 27, 2020, respectively.

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

The Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of approximately $837,000 for the first year of the Lease, with the amount of the base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. Without regard to any reduction in the Company’s lease expense derived from its sublease to a third party of the Sublease Space (defined below), for the first year of the Lease, the base rent of approximately $837,000.00 would offset, in part, the anticipated annualized saving of interest and depreciation expense of approximately $469,000 and the cash debt service of approximately $562,000. The Lease further provides for a security deposit in an amount equal to eight months of base rent, which may be reduced to three months of base rent upon certain benchmarks being met. It was determined in the first quarter 2020 that the applicable benchmark relevant to the six-month period ended August 1, 2019 was met and as a result the landlord released a portion of the security deposit equal to one month’s base rent to the Company, leaving an aggregate security deposit held by the landlord, in an amount equal to seven months of base rent. The landlord may, once during the lease term or any renewal thereof, require the Company to relocate to another facility made available by the landlord that meets the Company’s specifications for a replacement facility within a defined geographical area, by providing notice which confirms that all of the Company’s specifications for a replacement facility will be met, that all costs relating to such relocation will be paid by the landlord, and that security for the repayment of those relocation costs has been established. The Company will also be provided a six month overlap period (the “Overlap Period”) during which the Company may operate in the Old Bridge Facility with rent therein being abated, but with rent being paid at the replacement facility, to mitigate interruptions of the Company’s on-going business while the move occurs. If the Company declines to be relocated to the facility proposed by the landlord, the Lease will terminate 18 months from the date of the landlord’s notice, but the Company will continue to be entitled to receive the same benefits in terms of reimbursement of its relocation costs and an Overlap Period during which no rent will be due at the Old Bridge Facility, while the Company moves its operations to an alternative facility that it has identified.

On December 31, 2019, the Company entered into a two-year sublease to a third party for 32,500 square feet of the Old Bridge Facility (the “Sublease Space”) commencing on March 1, 2020, the rental proceeds from which will inure to the benefit of the Company. The sublease also provides for a one-year renewal option. The sublease provides rental income approximately $284,000 in the first year and approximately $293,000 in the second year of the sublease.

Beginning in the middle of 2019, the Company experienced a significant decline in its net sales of core or legacy products, which have not recovered to historical norms, but which have stabilized at reduced levels. The Company does not anticipate that sales will recover to historical norms during 2020. In light of these developments and as detailed below, the Company has taken significant steps during the past year, implemented in several phases, in order to manage operations through what has been a period of diminished sales levels.

During the past year, the Company has focused on implementing a turnaround strategy, under which since August 2019 it has been implementing operational and financial processes to improve liquidity, cash flow and profitability.

As part of its efforts to improve liquidity and provide operating capital, on April 7, 2020, the Company entered into a certain Consent and Amendment to Loan Agreement and Loan Documents with Midcap (the “MidCap First Amendment”), which amended the MidCap Facility to, among other things, remove the existing $400,000 availability block, subject to the same being re-imposed at the rate of $6,666.66 per month commencing June 1, 2020. The operative provisions relating to the removal of the availability block under the MidCap First Amendment became effective on April 8, 2020, following the consummation by the Company of the transactions contemplated by the Subordinated Loan Facility (defined below).

On April 8, 2020, the Company, as borrower, together with Livewire Ventures, LLC (wholly owned by the Company’s Chief Executive Officer, Edward R. Grauch), MidAtlantic IRA, LLC FBO Steven L. Shea IRA (an IRA account for the benefit of the Company’s Chairman of the Board, Steven Shea), Carol M. Pallé and Robert J. Pallé, Anthony J. Bruno, and Stephen K. Necessary, as lenders (collectively, the “Subordinated Lenders”) and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”) entered into a certain Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the Subordinated Lenders agreed to provide the Company with a “Tranche A” term loan facility of $800,000 (“Subordinated Loan Facility”) of which $600,000 was advanced to the Company on April 8, 2020 and the balance of which is anticipated to be advanced to the Company within several days after such date. Interest will accrue on the Subordinated Loan Facility at the rate of 12% per annum, compounded and payable monthly, in-kind, by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest. The Subordinated Lenders participating in the Tranche A term loan facility have the option of converting the principal balance of the loan held by each of them, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price equal to the volume weighted average price of the Common Stock as reported by the NYSE American, during the five trading days preceding April 8, 2020 (the “Tranche A Conversion Price”). The conversion right is subject to stockholder approval as required by the rules of the NYSE American, and is expected to be obtained on June 11, 2020 at the Company’s annual meeting of stockholders.

The Subordinated Loan Agreement provides for up to an additional $700,000 of subordinated convertible loans, to be designated as “Tranche B” and “Tranche C” term loans thereunder, up to a maximum amount of $1,500,000. Additional loans under the Subordinated Loan Agreement are in all cases subject to the mutual agreement of the Company and the existing Subordinated Lenders, and neither the Company nor the existing Subordinated Lenders are obligated to make any additional loans under the Subordinated Loan Agreement. If any Tranche B or Tranche C term loans are advanced under the Subordinated Loan Facility, the conversion price applicable to such loans may be different than the Tranche A Conversion Price.

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Subordinated Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Subordinated Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of Mid Cap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement.

In other efforts to alleviate the liquidity pressures and reposition the Company to generate positive cash flow at a lower level of net sales, since August 2019, the Company has implemented a multi-phase cost-reduction program which reduced cash expenses during 2019 by approximately $200,000 per month and which is anticipated to provide annualized cash savings of approximately $2,400,000 during 2020, compared to the Company’s costs as they existed prior to the commencement of the cost reduction program. Although the Company believes it has made and will continue to make progress under these programs and the funding provided under the Subordinated Loan Agreement and available as a result of the release of the availability block under the MidCap Facility, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that our planned improvements will be successful.

Additionally, beginning during the last week of February 2020 and extending to the current time, the Company has been experiencing specific COVID-19 associated reductions in sales due to customers requesting to delay specific purchases, and/or some order shipments, and due to a portion of the Company’s customers being partially closed or operating with reduced staffing levels due in part to a range of government mandates such as shelter-in-place, the closure of non-essential businesses, and other restrictions. This short-term reduction in sales has been in the range of 15% to 30% week by week off expected/forecasted levels. It is possible that sales may continue to decline further in April 2020 as closures and government mandates reach larger portions of the U.S. Currently the majority of Blonder Tongue customers remain open for business and have informed the Company of their current intentions to remain open through the current situation, or to re-open at the end of April 2020. The Company has reacted to this unprecedented situation, as many enterprises have had to do over the course of March 2020, with a range of actions to compensate for anticipated temporary revenue short falls, including exceptional short-term operating expense reductions, limited employee furloughs and supplier payment renegotiations with the specific intent of managing the Company’s working capital and minimizing the overall financial impact to the Company. The Company has finalized some of these supplier renegotiations and is still in process with other suppliers to allow for payment extensions in some cases and alterations of shipment and receive dates of incoming parts and inventory in other cases.

On April 10, 2020, the Company received loan proceeds in the amount of approximately $1,769,000 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

The Company’s primary long-term obligations are for payment of interest on the MidCap Facility, which expires on October 25, 2022. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $263,000 and $81,000 in the years ended December 31, 2019 and 2018, respectively. The Company expects to use cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

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

Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2019 and 2018, respectively.

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

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2019.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2019 the Company’s internal control over financial reporting is effective based on those criteria.

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

During the quarter ended December 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about the Company’s directors and executive officers is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2020 Annual Meeting of Stockholders. The information about the Company’s Audit Committee (excluding the Audit Committee Report) and the Audit Committee’s “audit committee financial expert,” is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2020 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2020 Annual Meeting of Stockholders.

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

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2020 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2020 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2020 Annual Meeting of Stockholders. Information about the independence of each director or nominee for director of the Company during 2019 is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2020 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accounting Firm” and “Pre-Approval Policy for Services by Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2020 Annual Meeting of Stockholders.

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

Incorporated by reference from Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed March 30, 2016.

10.21	Amended and Restated Subordination Agreement, dated as of March 28, 2016, by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, Robert J. Pallé, Carol M. Pallé, James H. Williams, and Steven Shea, and Santander Bank, N.A.	Incorporated by reference from Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed March 30, 2016.

10.22	Blonder Tongue Laboratories, Inc. 2016 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, filed August 25, 2016.

Exhibit No.	Description	Location
10.23	Blonder Tongue Laboratories, Inc. 2016 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, filed August 25, 2016.

10.24	Loan and Security Agreement dated as of December 28, 2016 by and between Blonder Tongue Laboratories, Inc. and R. L. Drake Holdings, LLC, as Borrowers, Blonder Tongue Far East, LLC, as a Guarantor and a Credit Party and Sterling National Bank, as Administrative Agent and as a Lender, and the other Lenders from time to time party thereto.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.25	Form of Term RE Note dated December 28, 2016.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.26	Guaranty Agreement effective as of December 28, 2016 by and between Sterling National Bank, as administrative and collateral agent for the Lender Parties identified therein, and Blonder Tongue Far East, LLC, as Guarantor.	Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.27	Subordination Agreement dated as of December 28, 2016 by and between Sterling National Bank, as administrative and collateral agent for the Senior Lenders identified therein, and the Junior Creditor identified therein.	Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.28	Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement made as of December 28, 2016 by Blonder Tongue Laboratories, Inc. to Sterling National Bank, as administrative agent for the benefit of itself and the other Lender Parties identified therein.	Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed January 4, 2017.

10.29	Agreement of Sale dated August 3, 2018 between Blonder Tongue Laboratories, Inc. and Jake Brown Rd LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 6, 2018.

10.30	Letter Agreement between Blonder Tongue Laboratories, Inc. and Ronald V. Alterio.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2018, filed November 14, 2018.

10.31	Sale Agreement Extension dated as of September 20, 2018, between Blonder Tongue Laboratories, Inc. and Jake Brown Rd LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 21, 2018.

10.32	Second Amendment to Agreement of Sale dated October 8, 2018.	Incorporated by reference from Exhibit 10.1 to Registrant’s amended Current Report on Form 8-K, filed October 9, 2018.

Exhibit No.	Description	Location
10.33	Letter Agreement between Blonder Tongue Laboratories, Inc. and Edward R. Grauch.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 30, 2018.

10.34	Third Amendment to Agreement of Sale dated January 30, 2019.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 31, 2019.

10.35	Consent Under Loan and Security Agreement dated February 1, 2019.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 6, 2019.

10.36	Debt Conversion and Lien Termination Agreement dated as of January 24, 2019.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed February 6, 2019.

10.37	Second Amendment To Loan and Security Agreement dated March 29, 2019.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 2, 2019.

10.38	Third Amendment To Loan and Security Agreement dated as of September 19, 2019.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 23, 2019.

10.39	Loan and Security Agreement dated as of October 25, 2019 by and between MidCap Business Credit LLC, Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and Blonder Tongue Far East, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.40	Form of Revolving Note.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.41	Pledge and Security Agreement dated as of October 25, 2019 by and between Blonder Tongue Laboratories, Inc. and MidCap Business Credit LLC.	Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.42	Patent and Trademark Security Agreement dated as of October 25, 2019 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and MidCap Business Credit LLC.	Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.43	Continuing Guaranty dated as of October 25, 2019 of Blonder Tongue Far East, LLC and R. L. Drake Holdings, LLC, as Guarantors, in favor of MidCap Business Credit LLC.	Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.44	Deferred Compensation Agreement dated as of December 29, 2019 between Blonder Tongue Laboratories, Inc. and Edward R. Grauch.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 6, 2020.

21	Subsidiaries of Blonder Tongue	Filed herewith.

23.1	Consent of Marcum LLP.	Filed herewith.

Exhibit No.	Description	Location
31.1	Certification of Edward R. Grauch pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	Interactive data files.	Filed herewith.

Exhibits 10.1, 10.3-10.23 inclusive, 10.30 and 10.33 represent management contracts or compensation plans or arrangements.

(c) Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the applicable instructions or are inapplicable and therefore have been omitted.

Item 16. Form 10-K Summary.

None.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blonder Tongue Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of the guidance in ASC Topic 842, Leases (“Topic 842”), as amended, effective January 1, 2019, using the modified retrospective approach.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 13, 2020

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$572	$559
Accounts receivable, net of allowance for doubtful accounts of $27 and $53 as of December 31, 2019 and 2018, respectively	2,505	2,654
Inventories, current	8,484	6,172
Prepaid benefit costs	89	288
Deferred loan costs	-	149
Prepaid and other current assets	524	555
Total current assets	12,174	10,377
Inventories, non-current	-	551
Property, plant and equipment, net	392	2,890
License agreements, net	20	12
Intangible assets, net	1,098	1,269
Goodwill	493	493
Right of use assets, net	3,167	-
Other assets, net	1,003	9
	$18,347	$15,601
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,705	$2,603
Current portion of long-term debt	33	3,075
Current portion of lease liability	751	-
Accounts payable	4,313	1,523
Accrued compensation	397	332
Income taxes payable	26	28
Other accrued expenses	144	702
Total current liabilities	8,369	8,263
Subordinated convertible debt with related parties	-	139
Lease liability, net of current portion	2,568	-
Long-term debt, net of current portion	47	32
Total liabilities	10,984	8,434
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding as of December 31, 2019 and 2018, respectively	-	-
Common stock, $.001 par value; authorized 25,000 shares, 9,766 and 9,508 shares Issued, 9,766 and 9,335 shares outstanding as of December 31, 2019 and 2018, respectively	10	9
Paid-in capital	28,158	27,910
Accumulated deficit	(19,920)	(19,178)
Accumulated other comprehensive loss	(885)	(832)
Treasury stock, at cost, zero and 173 shares as of December 31, 2019 and 2018, respectively	-	(742)
Total stockholders’ equity	7,363	7,167
	$18,347	$15,601

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years ended December 31
	2019	2018

Net sales	$19,842	$21,707
Cost of goods sold	16,411	13,288
Gross profit	3,431	8,419
Operating expenses:
Selling expenses	3,002	2,461
General and administrative	5,004	4,236
Research and development	3,066	2,576
	11,072	9,273
Gain on building sale	7,175	-
Loss from operations	(466)	(854)

Interest expense, net	(261)	(562)
Loss before income taxes	(727)	(1,416)
Benefit for income taxes	15	(77)
Net loss	$(742)	$(1,339)
Net loss per share, basic and diluted	$(0.08)	$(0.15)
Weighted average shares outstanding, basic and diluted	9,603	8,899
Statements of Comprehensive Loss
Net loss	$(742)	$(1,339)
Changes in accumulated unrealized pension losses, net of taxes	(53)	22
Comprehensive loss	$(795)	$(1,317)

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance at January 1, 2018	8,465	$8	$26,920	$(17,821)	$(854)	$(840)	$7,413
Net loss	-	-	-	(1,339)	-	-	(1,339)
Recognized pension gain, net of taxes	-	-	-	-	22	-	22
Issuance of stock awards from treasury stock for directors fees			-	(18)		34	16
Exercised stock options and issued common stock from treasury stock	-	-	(24)	-	-	64	40
Conversion of subordinated convertible debt	967	1	521	-	-	-	522
Stock-based Compensation	76	-	493	-	-	-	493
Balance at December 31, 2018	9,508	9	27,910	(19,178)	(832)	(742)	7,167
Net loss	-	-	-	(742)	-	-	(742)
Recognized pension loss, net of taxes	-	-	-	-	(53)	-	(53)
Issuance of stock awards from treasury stock	-		(598)	-		735	137
Stock awards for directors’ fees and employee compensation			87				87
Exercised stock options and issued common stock from treasury stock	-	-	-	-	-	7	7
Conversion of subordinated convertible debt	258	1	140	-	-	-	141
Stock-based Compensation	-	-	619	-	-	-	619
Balance at December 31, 2019	9,766	$10	$28,158	$(19,920)	$(885)	$-	$7,363

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(742)	$(1,339)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Gain on building sale	(7,175)	-
Gain on equipment sale	(20)
Depreciation	171	312
Amortization	216	209
Stock-based compensation expense	619	493
Issuance of stock from treasury	137	16
Issuance of stock for directors’ fees	87	-
Reversal of provision for inventory reserves	-	(65)
Non cash pension expense	146	48
Deferred income taxes	-	(104)
Amortization of loan fees	154	144
Recovery of bad debt expense	(26)	-
Non cash interest expense	1	37
Amortization of right to use assets	722	-
Changes in operating assets and liabilities:
Accounts receivable	175	(33)
Inventories	(1,761)	(312)
Prepaid and other current assets	31	(503)
Lease liability	(570)	-
Other assets	(999)	302
Income taxes payable	(2)	6
Accounts payable, accrued expenses and accrued compensation	2,298	1,376
Net cash (used in) provided by operating activities	(6,538)	587
Cash Flows From Investing Activities:
Capital expenditures	(263)	(81)
Proceeds on building sale	9,765	-
Proceeds on sale of vehicles	25	-
Acquisition of licenses	(53)	(20)
Net cash provided by (used in) investing activities	9,474	(101)
Cash Flows From Financing Activities:
Net borrowings on line of credit	2,705	116
Repayment of former line of credit	(2,603)	-
Repayments of debt	(3,032)	(251)
Proceeds from exercise of stock options	7	40
Net cash used in financing activities	(2,923)	(95)
Net increase in cash	13	391
Cash, beginning of year	559	168
Cash, end of year	$572	$559
Supplemental Cash Flow Information:
Cash paid for interest	$122	$369
Cash paid for income taxes	$-	$-
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$5	$15
Conversion of subordinated convertible debt to common stock	$141	$522
Cashless exercise of stock options	$-	$24
Right of uses assets obtained by lease obligations	$3,917	$-

See accompanying notes to the consolidated financial statements

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid debt investments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2019 and 2018. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the creditworthiness of the financial institutions and evaluates its credit exposure.

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

(e) Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation generally on the straight-line method based upon estimated useful lives of 3 to 5 years for office equipment, 5 to 7 years for furniture and fixtures, 6 to 10 years for machinery and equipment, 10 to 15 years for building improvements and 40 years for the manufacturing and administrative office facility.

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

The Company’s business includes one goodwill reporting unit. The Company annually reviews goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of the net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired. The Company performed its annual goodwill impairment test on December 31, 2019. Based upon its qualitative assessment, the Company determined that goodwill was not impaired.

The Company considers its trade name to have an indefinite life and in accordance with ASC 350, will not be amortized and will be reviewed annually for impairment.

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2019 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$1,081	$284
Proprietary technology	349	276	73
Non-compete agreements	248	248	-
Amortized intangible assets	1,962	1,605	357
Non-Amortized Trade name	741	-	741
Total	$2,703	$1,605	$1,098

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2018 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$944	$421
Proprietary technology	349	242	107
Non-compete agreements	248	248	-
Amortized intangible assets	1,962	1,434	528
Non-Amortized Trade name	741	-	741
Total	$2,703	$1,434	$1,269

Amortization is computed utilizing the straight-line method over the estimated useful lives of 10 years for customer relationships, 10 years for proprietary technology, and 3 years for non-compete agreements. Amortization expense for intangible assets was $171 for both years ended December 31, 2019 and 2018, respectively. Intangible asset amortization is projected to be approximately $171 per year in 2020 and 2021, respectively and $15 in 2022.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(g) Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2019 and 2018.

(h) Treasury Stock

Treasury Stock is recorded at cost. Gains and losses on subsequent reissuance are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings. During 2019 and 2018, 173 shares and 81 shares, respectively of common stock were reissued from treasury.

(i) Use of Estimates

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

(j) Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. Royalty expense was $25 and $45 for the years ended December 31, 2019 and 2018, respectively. The Company amortizes license fees over the life of the relevant contract.

The components of intangible assets consisting of license agreements that are carried at cost less accumulated amortization are as follows:

	December 31,
	2019	2018

License agreements	$6,058	$6,005
Accumulated amortization	(6,038)	(5,993)
	$20	$12

Amortization of license fees is computed utilizing the straight-line method over the estimated useful life of 1 to 2 years. Amortization expense for license fees was $45 and $38 in the years ended December 31, 2019 and 2018, respectively. Amortization expense for license fees is projected to be approximately $20 in the year ending December 31, 2020.

(k) Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2019 and 2018 and cumulative translation gains and losses as of December 31, 2019 and 2018 were not material to the financial statements taken as a whole.

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

Revenue from the sale of products and services is recorded when the performance obligation is fulfilled, usually at the time of shipment or when the service is provided, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, are reviewed and revised periodically by management. The Company elected to present revenue net of sales tax and other similar taxes and account for shipping and handling activities as fulfillment costs rather than separate performance obligations. Payments are typically due in 30 days, following delivery of products or completion of services. The Company provides a three-year warranty on most products. Warranty expense was de minimis in the two years ended December 31, 2019.

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

The diluted share base excludes the following potential common shares due to their antidilutive effect for the years ended December 31, 2019 and 2018:

	2019	2018
Stock options	2,846	1,157
Warrants	100	100
Convertible debt	-	257
	2,946	1,514

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

(s) Adoption of Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting. The guidance in this ASU expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. This amendment was effective for annual and interim periods beginning after December 31, 2018. The adoption of ASU 2018-07 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosure.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. In June 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which further clarifies how to apply certain aspects of the new lease standard. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, which provides another transition method that allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Topic 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company adopted Topic 842 on January 1, 2019, using a transition method option approach as applied to leases existing as of or entered into after the adoption date. Topic 842 provides a number of optional practical expedients and accounting policy elections. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. Upon adoption of Topic 842, the Company recognized additional right of use assets and corresponding lease liabilities pertaining to its operating leases on its unaudited condensed consolidated balance sheets. The Company recognized approximately $290 of a right of use asset and liability under current operating leases at January 1, 2019. The Company recognized approximately $3,627 of a right of use asset and lease liability in connection with the lease described in Note 7. Operating lease liabilities are based on the net present value of the remaining lease payments over the lease term. In determining the present value of lease payment, the Company used a collateralized rate based on the term of the lease based on the information available at the date of adoption of Topic 842. As of December 31, 2019, the weighted average remaining lease term is 3.99 years and the weighted average discount rate used to determine the operating lease liabilities was 6.5%. The adoption of the new standard did not have a significant impact on the Company’s results of operations and cash flows.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(t) Accounting Pronouncements Issued But Not Yet Effective

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (“Topic 350”) Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe that the adoption of this new standard will have a material impact on its financial position, results of operations or financial statement disclosure.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“Topic 326”). ASU 2016-13 changes the impairment model for most financial assets and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. The Company does not believe that the adoption of this new standard will have a material impact on its financial position, results of operations or financial statement disclosure.

(u) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the year ended December 31, 2019, the Company experienced a decline in sales, a reduction in working capital, reported a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to lower than expected sales due to a slowdown in market activities experienced during the fiscal year, the Company implemented a multi-phase cost-reduction program which is expected to reduce annualized expenses by approximately $2,000, including a decrease in workforce and a decrease in other operating expenses.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and amounts available under the MidCap Facility (as such terms are defined in Note 5 below). As of December 31, 2019, the Company had approximately $2,705 outstanding under the MidCap Facility (as defined in Note 5 below) and $800 of additional availability for borrowing under the MidCap Facility.

As previously announced, on April 7, 2020, the Company and MidCap agreed to amend the terms of the MidCap Facility to remove the $400 availability block. Removal of the block is subject to certain conditions, including the Company securing additional debt or equity financing of at least $500. The Company has obtained financing that meets the requirements for removal of the block. See Note 17 – Subsequent Events for additional information regarding the amendment of the MidCap Facility and the financing.

If anticipated operating results are not achieved and/or the Company is unable to obtain additional financing, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, which measures could have a material adverse effect on the Company’s ability to achieve its intended business objectives and may be insufficient to enable the Company to continue as a going concern.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 2 - Revenue

The Company recognized revenue when it satisfies a performance obligation by transferring the product or service to the customer, typically at a point in time.

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Years ended December 31,
	2019	2018
Digital video headend products	$6,714	$10,308
DOCSIS data products	2,817	4,583
CPE products	3,977	-
NXG products	913	186
HFC distribution products	2,509	3,217
Analog video headend products	1,532	1,661
Contract manufactured products	602	791
Other	778	961
	$19,842	$21,707

All of the Company’s sales are to customers located in North America.

The Company is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. Digital video headend products (including encoders) are used by a system operator for acquisition, processing, compression, encoding and management of digital video. DOCSIS data products give service providers, integrators, and premises owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU's, and college campuses, using IP technology. HFC distribution products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Analog video headend products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Contract-manufactured products provides manufacturing, research and development and product support services for other companies’ products. CPE products are used by cable operators to provide video delivery to customers using IP technology. NXG is a two-way forward looking platform that is used to deliver next generation entertainment services in both enterprise and residential locations. The Company also provides technical services, including hands-on training, system design engineering, on-site field support and complete system verification testing.

Note 3 - Inventories

Inventories, net of reserves, are summarized as follows:

	December 31,
	2019	2018
Raw materials	$2,891	$2,581
Work in process	1,252	1,573
Finished goods	4,341	2,569
	8,484	6,723
Less current inventory	(8,484)	(6,172)
	$-	$551

The Company recorded a provision to reduce the carrying amount of inventories to their net realizable value in the amount of $3,877 and $2,614 at December 31, 2019 and 2018, respectively.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 4 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2019	2018
Land	$-	$1,000
Building	-	3,361
Machinery and equipment	10,620	10,636
Furniture and fixtures	440	440
Office equipment	2,456	2,401
Building improvements	103	1,458
	13,619	19,296
Less: Accumulated depreciation and amortization	(13,227)	(16,406)
	$392	$2,890

Depreciation expense amounted to approximately $171 and $312 during the years ended December 31, 2019 and 2018, respectively.

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

The sale of the Old Bridge Facility was made pursuant to an Agreement of Sale dated as of August 3, 2018 as amended and extended (collectively, the “Sale Agreement”). Pursuant to the Sale Agreement, at closing, Buyer paid the Company $10,500. In addition, at closing, the Company advanced to the Buyer the sum of $130, representing a preliminary estimate of the Company’s share (as a tenant of the Old Bridge Facility following closing) of property repairs, as contemplated by the Sale Agreement.  The Company recognized a gain of $7,175 in connection with the sale.

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

Note 5 – Debt

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

The Loan Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the encumbrance, sale or other disposition of assets. In addition, the Company was initially required to maintain minimum availability of $500, with the minimum availability to be reduced to $400 upon the deliverance of an inventory appraisal satisfactory to MidCap, which occurred during the fourth quarter 2019.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The MidCap Facility replaces the Sterling Facility and the Sterling Agreement, which has been terminated.

On December 28, 2016, the Company entered into a Loan and Security Agreement (the “Sterling Agreement”) with Sterling National Bank (“Sterling”). The Sterling Agreement provided the Company with a credit facility in an aggregate amount of $8,500 (the “Sterling Facility”) consisting of a $5,000 asset-based revolving line of credit (the “Revolver”) and a $3,500 amortizing term loan (the “Term Loan”). The Sterling Facility would have matured in December 2019. Interest on the Revolver was variable, based upon the 30-day LIBOR rate (2.52% at December 31, 2018 ) plus a margin of 4.00%. Interest on the Term Loan also was variable, based upon the 30-day LIBOR rate (2.52% at December 31, 2018 ) plus a margin of 4.50%. The Term Loan amortized at the rate of $19 per month. On March 29, 2019, the Company and Sterling entered into a certain Second Amendment to Loan and Security Agreement (the “Second Amendment”), which replaced the existing fixed charge coverage ratio covenant with a minimum liquidity covenant. That covenant obligated the Company to not permit the sum of its unrestricted cash (as described in the Second Amendment) plus availability under the Revolver to drop below $2,000,000 at any time.

In connection with the completion of the sale of the Old Bridge Facility (see Note 4) and entry into the Lease, the Company, R. L. Drake Holdings, LLC, a wholly-owned subsidiary of the Company (“Drake”) and Blonder Tongue Far East, LLC, a wholly-owned subsidiary of the Company (“Far East,” and together with the Company and RLD, collectively the “Credit Parties”) entered into a Consent Under Loan and Security Agreement (the “Consent”) with Sterling National Bank (as lender and as administrative agent, “Sterling”). The Consent relates to the Loan and Security Agreement (the “Loan Agreement”) entered into by the Credit Parties and Sterling on December 28, 2016. Under the terms of the Loan Agreement, Sterling’s consent was required in order for the Company to complete the sale of the Old Bridge Facility. In addition to providing Sterling’s consent to the sale, the Consent requires Sterling to execute and deliver a Discharge of Mortgage and Assignment of Leases and Rents (the “Discharge”) to effect the discharge of Sterling’s interests in the Property (as defined in the Consent) originally granted to Sterling in the Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement entered into in connection with the Loan Agreement. The Company paid approximately $3,014 to pay off the Term Loan in connection with the Discharge. In addition, the Company paid off the outstanding balance under the Revolver of approximately $2,086.

Long-term debt consists of the following:

	December 31,
	2019	2018
Term loan - repaid in full on February1, 2019	$-	$3,053
Financing leases (Note 7)	80	54
	80	3,107
Less: Current portion	(33)	(3,075)
	$47	$32

Annual maturities of long term debt at December 31, 2019 are $33 in 2020, $24 in 2021, $11 in 2022, $8 in 2023 and $4 in 2024.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 6 – Subordinated Convertible Debt with Related Parties

On March 28, 2016, the Company and its wholly-owned subsidiary, R.L. Drake Holdings, LLC (“Drake”), as borrowers and Robert J. Pallé, as agent (in such capacity “Agent”) and as a lender, together with Carol M. Pallé, Steven Shea and James H. Williams as lenders (collectively, the “Subordinated Lenders”) entered into a certain Amended and Restated Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the Subordinated Lenders agreed to provide the Company with a delayed draw term loan facility of up to $750 (“Subordinated Loan Facility”), under which individual advances in amounts not less than $50 may be drawn by the Company. Interest on the outstanding balance under the Subordinated Loan Facility from time to time, accrues at 12% per annum (subject to increase under certain circumstances) and is payable monthly in-kind by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest. The Subordinated Lenders have the option of converting the principal balance of the loan, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price of $0.54 per share (subject to adjustment under certain circumstances). This conversion right was subject to stockholder approval as required by the rules of the NYSE MKT, which approval was obtained on May 24, 2016 at the Company’s annual meeting of stockholders. The obligations of the Company and Drake under the Subordinated Loan Agreement are secured by substantially all of the Company’s and Drake’s assets, including by a mortgage against the Old Bridge Facility (the “Subordinated Mortgage”). The Subordinated Loan Agreement terminated three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, was to be due and payable in full.

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

In connection with the Subordinated Loan Agreement, the Company, Drake, the Subordinated Lenders and Sterling entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Subordinated Lenders under the Subordinated Loan Agreement and the Subordinated Mortgage were subordinate to the rights of Sterling under the Sterling Agreement and related security documents. The Subordination Agreement precluded the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of Sterling.

As of December 31, 2018, the Subordinated Lenders had advanced $500 to the Company. In addition, $39 and of PIK interest was accrued as of December 31, 2018. As noted above, in October and April 2018, an aggregate of $522 under the Subordinated Loan Facility was converted by certain Subordinated Lenders. In addition, during the year ended December 31, 2019 and 2018, the Company incurred interest of $1 and $37 respectively, related to these loans.

On January 24, 2019, the Company and Drake (with the Company, collectively, the “Borrower”) entered into a Debt Conversion and Lien Termination Agreement (the “Conversion and Termination Agreement”) with Robert J. Pallé (“RJP”) and Carol M. Pallé (collectively, “Initial Lenders”), and Steven L. Shea and James H. Williams (collectively, the “Supplemental Lenders,” and together with the Initial Lenders, collectively, the “Lenders”), and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”).

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

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 7 – Leases

The Company recognizes right-of-use (“ROU”) assets and lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than twelve months. The Company leases its real estate and certain office equipment under non-cancellable operating leases, and certain office and factory equipment under non-cancellable financing leases.

The Company evaluates the nature of each lease at the inception of an arrangement to determine whether it is an operating or financing lease and recognizes the ROU asset and lease liabilities based on the present value of future minimum lease payments over the expected lease term. The Company’s leases do not generally contain an implicit interest rate and therefore the Company uses the incremental borrowing rate it would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments.

The following table summarizes the Company’s operating and financing lease expense as of December 31, 2019:

Operating lease cost	$1,155
Financing lease cost	20
Total	$1,175
Weighted average remaining lease term	4.0
Weighted average discount rate-operating leases	6.5%

Maturities of the Company’s operating leases, excluding short term leases are as follows:

2020	$944
2021	939
2022	901
2023	922
2024	77
Thereafter	-
Total	3,783
Less: present value discount	(464)
Total operating lease liabilities	$3,319

Note 8- Commitments and Contingencies

Litigation

The Company from time to time is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note 9 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $170 and $155, for the years ended December 31, 2019 and 2018, respectively.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Defined Benefit Pension Plan

At December 31, 2019, approximately 25% of the Company’s employees were covered by a collective bargaining agreement, that is scheduled to expire in February 2022.

Substantially all union employees who met certain requirements of age, length of service and hours worked per year were covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service.

On August 1, 2006, the plan was frozen. The defined benefit pension plan is closed to new entrants and existing participants do not accrue any additional benefits. The Company complies with minimum funding requirements. The total expense for this plan was $146 in 2019 and $48 in 2018, respectively.

The Company recognizes the funded status of its defined benefit pension plan measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the Consolidated Balance Sheets. As of December 31, 2019 and 2018, the funded status related to the defined benefit pension plan was overfunded by $89 and $288, respectively, and is recorded in current assets.

Note 10 - Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the years ended December 31, 2019 and 2018, this law firm billed the Company approximately $544 and $752, respectively for legal services provided by this firm. There were no amounts owed to this firm at either December 31, 2019 or 2018.

Note 11 - Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.

Credit risk with respect to trade accounts receivable was concentrated with three of the Company’s customers in both 2019 and 2018, respectively. These customers accounted for approximately 47% of the Company’s outstanding trade accounts receivable at both December 31, 2019 and 2018, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

The following table summarizes credit risk with respect to customers as percentage of sales for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018
Customer A	11%	14%
Customer B	12%	23%
Customer C	12%	-

The following table summarizes credit risk with respect to customers as percentage of accounts receivable:

	December 31,
	2019	2018
Customer A	19%	14%
Customer B	17%	22%
Customer C	-	-
Customer D	11%	-
Customer E	-	11%

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table summarizes credit risk with respect to vendors as percentage of purchases for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018
Vendor A	37%	-
Vendor B	14%	26%
Vendor C	-	17%
Vendor D	-	14%

The following table summarizes credit risk with respect to vendors as percentage of accounts payable:

	December 31,
	2019	2018
Vendor A	84%	-
Vendor B	-	64%

Note 12 – Stock Repurchase Program

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”). The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2019, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. During 2019 and 2018, the Company did not purchase any of its Common Stock under the 2002 Program or 2007 Program.

Note 13 – Executive Stock Purchase Plan

On June 16, 2014, the Company’s Board of Directors adopted the Executive Stock Purchase Plan (the “Plan”). The Plan allows executive officers of the Company to elect to purchase common stock of the Company in lieu of receiving a portion of their salary. The maximum number of shares of common stock that can be purchased by all participants, in the aggregate, pursuant to the Plan is 250 shares. The shares will be purchased directly from the Company at the fair market value of the Company’s common stock on the date of purchase (based on selling prices reported on NYSE American), which is the payroll date when the salary is withheld. As of December 31, 2019, approximately 35 shares were purchased under the Plan.

Note 14 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2019 and 2018, there were no outstanding preferred shares.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 15 – Equity Incentive Plans

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

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years ended December 31,
	2019	2018
Fair value of the company’s common stock on date of grant	$1.10	$0.95
Expected term	6.5 years	6.5 years
Risk free interest rate	2.38%	2.92%
Dividend yield	0.00%	0.00%
Volatility	79.0%	79.0%
Fair value of options granted	$0.77	$0.68

The following table summarizes total stock-based compensation costs recognized for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018
Cost of goods sold	$47	$38
Selling expenses	101	74
General and administrative	280	263
Research and development	191	118
Total	$619	$493

The following table summarizes information about stock-based awards outstanding for the year ended December 31, 2019:

Plan	Stock Options	Restricted Stock	Total
2016 Employee Plan	1,666	-	1,666
2016 Director Plan	279	-	279
Other	500		500
2005 Employee Plan	1,174	-	1,174
2005 Director Plan	352	-	352
	3,971	-	3,971
Stock-based awards available for grant as of December 31, 2019			913

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Stock options award activity for the year ended December 31, 2019 is as follows:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	3,656	$0.88
Options granted	438	1.09
Options exercised	(12)	0.55
Options forfeited	(67)	0.86
Options expired	(44)	0.96
Outstanding at December 31, 2019	3,971	$0.91	6.7	$221
Exercisable at December 31, 2019	2,293	$0.94	5.5	$115

During the year ended December 31, 2019, the Company granted options under the 2016 Employee Plan, the 2016 Director Plan and the 2005 Director Plan to purchase 438 shares of common stock to its employees and directors. The fair value of these options was approximately $339.

The aggregate intrinsic value of stock options is calculated as the difference between exercise price of the underlying stock options and the fair value of the Company’s common stock or $0.76 per share at December 31, 2019.

Restricted stock award activity is as follows:

	Number of shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards outstanding at January1, 2019	136	$0.71
Restricted stock awards granted	-	-
Restricted stock awards vested	(134)	0.71
Restricted stock awards forfeited	(2)	0.62
Unvested restricted stock awards outstanding at December 31, 2019	-	-

During the year ended December 31, 2019, the Company did not grant any restricted stock awards.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The Company does not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock (or reduces the amount of treasury stock) upon exercise of stock options or release of restricted stock awards.

In August 2012, the Company issued a 10-year warrant to purchase 100 shares of common stock of the Company to Adaptive Micro-Ware, Inc., an Indiana corporation (“AMW”). The warrant was granted as partial consideration in connection with a commercial licensing and manufacturing agreement between the Company and AMW. The warrant is exercisable at $1.09 per share, and the warrant vested one-third (1/3) on May 23, 2013, one-third (1/3) on May 23, 2014 and one-third (1/3) on May 23, 2015. The fair value of the warrant was not deemed to be material.

Note 16 - Income Taxes

The following summarizes the benefit for income taxes for the years ended December 31, 2019 and 2018:

	2019	2018
Current:
Federal	$-	$-
State and local	15	27
	15	27
Deferred:
Federal	(43)	(270)
State and local	(1)	(3)
	(44)	(273)
Valuation allowance	44	169
Provision for income taxes	$15	$(77)

The benefit for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following for the years ended December 31, 2019 and 2018:

	2019	2018
Provision (benefit) for Federal income taxes at the statutory rate	$(153)	$(297)
State and local income taxes, net of Federal benefit	11	(11)
Permanent differences:
Other	84	62
Change in valuation allowance	44	169
Rate differential	-	-
Other	29	-
Provision (benefit) for income taxes	$15	$(77)

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$6	$11
Inventories	827	771
Intangible	122	112
Share based compensation	192	125
Net operating loss carry forward	5,940	6,109
Depreciation	11	-
Pension liability	30	-
Other	2	2
Total deferred tax assets	7,130	7,130
Deferred tax liabilities:
Depreciation	-	(60)
Intangible	(4)	(4)
Pension liability	-	(1)
Indefinite life intangibles	(139)	(122)
Total deferred tax liabilities	(143)	(187)
	6,987	6,943
Valuation allowance	(6,987)	(6,943)
Net	$-	$-

For the year ended December 31, 2019, the Company had approximately $26,295 and $15,298 of federal and state net operating loss carryovers ("NOL"), respectively, which begin to expire in 2022. Additionally, there are federal NOL carryovers of $1,755 which do not expire.

The change in the valuation allowance for the years ended December 31, 2019 and December 31, 2018 was $44 and $169, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence. The significant negative evidence includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2019, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

The Company had no change in its liability for uncertain tax position during 2019 and no liabilities for uncertain tax positions as of December 31, 2019. ASC 740 discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties incurred in connection with income taxes as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2019 and 2018.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2016 or tax years beginning with the year ended December 31,2002 as the Company utilizes net operating losses.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 17 – Subsequent Events

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. On March 21, 2020 the Governor of New Jersey declared a health emergency and issued an order to close all nonessential businesses until further notice. As a maker of telecommunication equipment, the Company is deemed to be an essential business. Nonetheless, out of concern for our workers and pursuant to the government order, the Company has reduced the scope of its operations and where possible, certain workers are telecommuting from their homes. While the Company expects this matter to negatively impact its results of operations, cash flows and financial position, the related impact cannot be reasonably estimated at this time.

On April 7, 2020, the Company entered into a certain Consent and Amendment to Loan Agreement and Loan Documents with Midcap (the “MidCap First Amendment”), which amended the MidCap Facility to, among other things, remove the existing $400 availability block, subject to the same being re-imposed at the rate of approximately $7 per month commencing June 1, 2020. The operative provisions relating to the removal of the availability block under the MidCap First Amendment became effective on April 8, 2020, following the consummation by the Company of the transactions contemplated by the Subordinated Loan Facility (defined below).

On April 8, 2020, the Company, as borrower, together with Livewire Ventures, LLC (wholly owned by the Company’s Chief Executive Officer, Edward R. Grauch), MidAtlantic IRA, LLC FBO Steven L. Shea IRA (an IRA account for the benefit of the Company’s Chairman of the Board, Steven Shea), Carol M. Pallé and Robert J. Pallé, Anthony J. Bruno, and Stephen K. Necessary, as lenders (collectively, the “Subordinated Lenders”) and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”) entered into a certain Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the Subordinated Lenders agreed to provide the Company with a “Tranche A” term loan facility of $800 (“Subordinated Loan Facility”) of which $600 was advanced to the Company on April 8, 2020 and the balance of which is anticipated to be advanced to the Company within several days after such date. Interest will accrue on the Subordinated Loan Facility at the rate of 12% per annum, compounded and payable monthly, in-kind, by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest. The Subordinated Lenders participating in the Tranche A term loan facility have the option of converting the principal balance of the loan held by each of them, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price equal to the volume weighted average price of the Common Stock as reported by the NYSE American, during the five trading days preceding April 8, 2020 (the “Tranche A Conversion Price”). The conversion right is subject to stockholder approval as required by the rules of the NYSE American, and is expected to be obtained on June 11, 2020 at the Company’s annual meeting of stockholders.

The Subordinated Loan Agreement provides for up to an additional $700 of subordinated convertible loans, to be designated as “Tranche B” and “Tranche C” term loans thereunder, up to a maximum amount of $1,500. Additional loans under the Subordinated Loan Agreement are in all cases subject to the mutual agreement of the Company and the existing Subordinated Lenders, and neither the Company nor the existing Subordinated Lenders are obligated to make any additional loans under the Subordinated Loan Agreement. If any Tranche B or Tranche C term loans are advanced under the Subordinated Loan Facility, the conversion price applicable to such loans may be different than the Tranche A Conversion Price.

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Subordinated Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Subordinated Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of Mid Cap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement.

On April 10, 2020, the Company received loan proceeds in the amount of approximately $1,769 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: April 13, 2020	By:	/s/ Edward R. Grauch
Edward R Grauch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EDWARD R. GRAUCH	Chief Executive Officer and President (Principal Executive Officer)	April 13, 2020
Edward R. Grauch

/s/ Eric Skolnik	Senior Vice President , Chief Financial Officer and Secretary	April 13, 2020
Eric Skolnik	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony Bruno	Director	April 13, 2020
Anthony Bruno

/s/ James F. Williams	Director	April 13, 2020
James F. Williams

/s/ Charles E. Dietz	Director	April 13, 2020
Charles E. Dietz

/s/ Robert J. Pallé	Director	April 13, 2020
Robert J. Pallé
April 13, 2020
/s/ Gary P. Scharmett	Director
Gary P. Scharmett
April 13, 2020
/s/ Steven L. Shea	Director
Steven L. Shea
April 13, 2020
/s/ James H. Williams	Director
James H. Williams
April 13, 2020
/s/ Stephen K. Necessary	Director
Stephen K. Necessary
April 13, 2020
/s/ JOHN BURKE	Director
John Burke