Form 10-K/A
period 2019-12-31
BLONDER TONGUE LABORATORIES INC
filed 2020-05-12
CIK 1000683

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K Amendment”) amends the Annual Report on Form 10-K of Blonder Tongue Laboratories, Inc. (the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on April 13, 2020 (the “Original Report”). The purpose of this Form 10-K Amendment is solely to disclose that (i) the Company had filed the Original Report after the deadline applicable to the Company for the filing of an Annual Report on Form 10-K in reliance on the filing extension provided by the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements For Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”) and (ii) the Company, also pursuant to the Order, had delayed the filing of its definitive proxy statement for its 2020 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), including the information omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K (the “Part III Information”), beyond the deadline for which the Company was required to either file its Definitive Proxy Statement or an amendment to its Original Report to include the Part III Information.

On March 26, 2020, the Company filed a Current Report on Form 8-K (the “March 26 Form 8-K”) to indicate its intention to rely on the Order and delay the filing of its Annual Report on Form 10-K. On April 27, 2020, the Company filed a Current Report on Form 8-K (the “April 27 Form 8-K”) to indicate its intention to rely on the Order and delay the filing of its Definitive Proxy Statement, including the Part III Information to be included therein. Consistent with the Company’s statements in the March 26 Form 8-K and April 27 Form 8-K, the Company was unable to file (i) the Original Report until April 13, 2020 and (ii) the Definitive Proxy Statement, including the Part III Information, until May 7, 2020 because of the COVID-19 pandemic and related events, which resulted in the Company’s management devoting significant time and attention to assessing the potential impact of COVID-19 and those events on the Company’s operations and financial position and developing operational and financial plans to address those matters. This diverted management resources from completing all of the tasks necessary to file the Original Report and the Definitive Proxy Statement by their applicable deadlines.

In connection with the filing of this Form 10-K Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Form 10-K Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV also has been amended to reflect the filing of these new certifications.

This Form 10-K Amendment does not amend, modify, or otherwise update any other information in the Original Report. Accordingly, this Form 10-K Amendment should be read in conjunction with the Original Report and with our filings made with the SEC subsequent to the filing of the Original Report.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Part IV of our Original Report is hereby amended solely to add the following exhibits required to be filed in connection with this Form 10-K Amendment.

(a)(3) The following exhibits are filed with this Form 10-K Amendment:

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

BLONDER TONGUE LABORATORIES, INC.

Date: May 12, 2020	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

2