Form 10-Q
period 2020-03-31
BLONDER TONGUE LABORATORIES INC
filed 2020-05-15
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020.

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

Number of shares of common stock, par value $.001, outstanding as of May 6, 2020: 9,634,163

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

(unaudited)

	March 31,	Dec 31,
	2020	2019
Assets
Current assets:
Cash	$79	$572
Accounts receivable, net of allowance for doubtful accounts of $27 as of both March 31, 2020 and December 31,2019, respectively	2,184	2,505
Inventories	7,655	8,484
Prepaid benefit costs	89	89
Prepaid and other current assets	737	524
Total current assets	10,744	12,174
Property, plant and equipment, net	366	392
License agreements, net	7	20
Intangible assets, net	1,055	1,098
Goodwill	493	493
Right of use assets, net	2,977	3,167
Other assets, net	1,002	1,003
	$16,644	$18,347
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,070	$2,705
Current portion of long-term debt	32	33
Current portion of lease liability	760	751
Accounts payable	4,365	4,313
Accrued compensation	458	397
Income taxes payable	26	26
Other accrued expenses	120	144
Total current liabilities	8,831	8,369
Lease liability, net of current portion	2,371	2,568
Long-term debt, net of current portion	41	47
Total liabilities	11,243	10,984
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares, no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 9,766 shares issued and outstanding as of both March 31, 2020 and December 31, 2019, respectively	10	10
Paid-in capital	28,276	28,158
Accumulated deficit	(22,000)	(19,920)
Accumulated other comprehensive loss	(885)	(885)
Total stockholders’ equity	5,401	7,363
	$16,644	$18,347

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$4,050	$4,082
Cost of goods sold	3,497	2,991
Gross profit	553	1,091
Operating expenses:
Selling	728	727
General and administrative	1,187	1,466
Research and development	657	665
	2,572	2,858
Gain on building sale	-	7,175
(Loss) earnings from operations	(2,019)	5,408
Other Expense - net	(61)	(83)
(Loss) earnings before income taxes	(2,080)	5,325
Provision for income taxes	-	-
Net (loss) earnings	$(2,080)	$5,325
Basic net (loss) earnings per share	$(0.21)	$0.56
Diluted net (loss) earnings per share	$(0.21)	$0.53
Basic weighted averages shares outstanding	9,766	9,506
Diluted weighted averages shares outstanding	9,766	10,076

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance at January 1, 2020	9,766	$10	$28,158	$(19,920)	$(885)	$-	$7,363
Net loss	-	-	-	(2,080)	-	-	(2,080)
Stock-based Compensation	-	-	118	-	-	-	118
Balance at March 31, 2020	9,766	$10	$28,276	$(22,000)	$(885)	$-	$5,401

Balance at January 1, 2019	9,508	$9	$27,910	$(19,178)	$(832)	$(742)	$7,167
Net earnings	-	-	-	5,325	-	-	5,325
Conversion of subordinated convertible debt	260	-	140	-	-	-	140
Stock-based Compensation	-	-	149	-	-	-	149
Balance at March 31, 2019	9,768	$9	$28,199	$(13,853)	$(832)	$(742)	$12,781

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) earnings	$(2,080)	$5,325
Adjustments to reconcile net earnings (loss) to cash used in operating activities:
Gain on building sale	-	(7,175)
Stock based compensation expense	118	149
Depreciation	35	52
Amortization	56	48
Recovery of bad debt expense	-	(4)
Amortization of deferred loan costs	15	37
Non cash interest expense	-	1
Amortization of right of use assets	190	58
Changes in operating assets and liabilities:
Accounts receivable	321	794
Inventories	829	(57)
Prepaid and other current assets	(213)	(276)
Other assets	(13)	(782)
Change in lease liability	(188)	(107)
Accounts payable, accrued compensation and other accrued expenses	88	(1,087)
Net cash used in operating activities	(842)	(3,024)
Cash Flows From Investing Activities:
Purchases of property and equipment	(6)	(10)
Proceeds on sale of building	-	9,765
Acquisition of licenses	-	(1)
Net cash (used in) provided by investing activities	(6)	9,754
Cash Flows From Financing Activities:
Net proceeds (repayments) of line of credit	365	(2,603)
Repayments of long-term debt	(10)	(3,058)
Net cash provided by (used in) financing activities	355	(5,661)
Net (decrease) increase in cash	(493)	1,069
Cash, beginning of period	572	559
Cash, end of period	$79	$1,628
Supplemental Cash Flow Information:
Cash paid for interest	$49	$76
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$3	$5
Conversion of subordinated convertible debt to common stock	$-	$140
Right of uses assets obtained by lease obligations	$-	$3,917

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

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated interim financial statements include all adjustments, consisting primarily of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results, changes in stockholders’ equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on April 13, 2020. The results of the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period.

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

The following table shows the calculation of diluted shares using the treasury stock method:

	Three months ended March 31
	2020	2019
Weighted average shares used in computation of basic earnings (loss) per shares	9,766	9,506
Total dilutive effect of stock options	-	570
Weighted average shares used in computation of diluted earnings (loss) per share	9,766	10,076

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

The diluted share base excludes the following potential common shares due to their antidilutive effect:

	Three months ended March 31
	2020	2019
Stock options	2,882	1,752

(c)	Adoption of Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. In June 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which further clarifies how to apply certain aspects of the new lease standard. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, which provides another transition method that allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Topic 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Upon adoption, the Company recognized approximately $290 of a right to use asset and liability under current operating leases at January 1, 2019. The adoption of the new standard did not have a significant impact on the Company’s results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (“Topic 350”) Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or financial statement disclosure.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“Topic 326”). ASU 2016-13 changes the impairment model for most financial assets and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or financial statement disclosure

(d)	Accounting Pronouncements Issued But Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“Topic 740”). The list of changes is comprehensive; however the changes will not significantly impact the Company due to the full valuation allowance that is recorded against the Company’s deferred tax assets. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company will adopt ASU 2019-12 in 2021.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

(e)	Liquidity and Ability to Continue as a Going Concern

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

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. The above factors raised substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2020, the above factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to lower than expected sales due to a slowdown in market activities experienced during the prior fiscal year, the Company implemented a multi-phase cost-reduction program during 2019 which is expected to reduce annualized expenses by approximately $2,000, including a decrease in workforce and a decrease in other operating expenses.

The Company’s primary sources of liquidity are its existing cash balances, cash generated from operations and the amounts available under the MidCap Facility (as such terms are defined in Note 5 below). As of March 31, 2020, the Company had approximately $3,070 outstanding under the MidCap Facility (as defined in Note 5 below) and $347 of additional availability for borrowing under the MidCap Facility.

As previously announced, on April 7, 2020, the Company and MidCap agreed to amend the terms of the MidCap Facility to remove the $400 availability block. Removal of the block is subject to certain conditions, including the Company securing additional debt or equity financing of at least $500. The Company has obtained financing that meets the requirements for removal of the block. See Note 11 – Subsequent Events for additional information regarding the amendment of the MidCap Facility and the financing.

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

Disaggregation of Revenue

The Company is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. Digital video headend products (including encoders) are used by a system operator for acquisition, processing, compression, encoding and management of digital video. DOCSIS data products give service providers, integrators, and premises owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU’s, and college campuses, using IP technology. HFC distribution products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Analog video headend products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Contract-manufactured products provides manufacturing, research and development and product support services for other companies’ products. CPE products are used by cable operators to provide video delivery to customers using IP technology. NXG is a two-way forward-looking platform that is used to deliver next generation entertainment services in both enterprise and residential locations. The Company also provides technical services, including hands-on training, system design engineering, on-site field support and complete system verification testing.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

The following table presents the Company’s disaggregated revenues by revenue source:

	Three months ended March 31
	2020	2019
Digital video headend products	$1,057	$1,946
CPE	646	191
DOCSIS data products	871	540
HFC distribution products	688	646
Analog video headend products	339	474
NXG	196	82
Contract manufactured products	44	28
Other	209	175
	$4,050	$4,082

All of the Company’s sales are to customers located primarily throughout the United States and Canada.

Note 4 – Inventories

Inventories are summarized as follows:

	March 31, 2020	December 31, 2019
Raw Materials	$1,737	$2,891
Work in process	1,626	1,252
Finished Goods	4,292	4,341
	$7,655	$8,484

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

The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $389 and $693 during the three months ended March 31, 2020 and 2019, respectively.

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

The Loan Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the encumbrance, sale or other disposition of assets. In addition, the Company is required to maintain minimum availability of $400.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 6 – Subordinated Convertible Debt with Related Parties

On March 28, 2016, the Company and its wholly-owned subsidiary, R.L. Drake Holdings, LLC (“Drake”), as borrowers and Robert J. Pallé, as agent (in such capacity “Agent”) and as a lender, together with Carol M. Pallé, Steven Shea and James H. Williams as lenders (collectively, the “2016 Subordinated Lenders”) entered into a certain Amended and Restated Senior Subordinated Convertible Loan and Security Agreement (the “2016 Subordinated Loan Agreement”), pursuant to which the 2016 Subordinated Lenders agreed to provide the Company with a delayed draw term loan facility of up to $750 (“2016 Subordinated Loan Facility”), under which individual advances in amounts not less than $50 may have been drawn by the Company. Interest on the outstanding balance under the 2016 Subordinated Loan Facility from time to time, accrued at 12% per annum (subject to increase under certain circumstances) and was payable monthly in-kind by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it could have paid interest in cash on any interest payment date, in lieu of PIK Interest. The 2016 Subordinated Lenders had the option of converting the principal balance of the loan, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price of $0.54 per share (subject to adjustment under certain circumstances). This conversion right was subject to stockholder approval as required by the rules of the NYSE MKT, which approval was obtained on May 24, 2016 at the Company’s annual meeting of stockholders. The obligations of the Company and Drake under the 2016 Subordinated Loan Agreement were secured by substantially all of the Company’s and Drake’s assets, including by a mortgage against the Old Bridge Facility (the “Subordinated Mortgage”). The 2016 Subordinated Loan Agreement terminated three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, was to be due and payable in full.

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

In connection with the anticipated completion of the sale of the Old Bridge Facility, on January 24, 2019, the Company and Drake (with the Company, collectively, the “Borrower”) entered into a Debt Conversion and Lien Termination Agreement (the “Conversion and Termination Agreement”) with Robert J. Pallé (“RJP”) and Carol M. Pallé (collectively, “Initial Lenders”), and Steven L. Shea and James H. Williams (collectively, the “Supplemental Lenders,” and together with the Initial Lenders, collectively, the “Lenders”), and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”).

As of the date of the Conversion and Termination Agreement, the Borrower was indebted to Steven L. Shea (“Shea”) for the principal and accrued interest relating to a $100 loan advanced by Shea under the 2016 Subordinated Loan Agreement (the “Shea Indebtedness”). In addition, as of the date of the Conversion and Termination Agreement the Initial Lenders remained subject to a commitment to lend Borrowers up to an additional $250 (the “Additional Commitment”).

The Conversion and Termination Agreement provided for (i) the full payment of the Shea Indebtedness (unless such amounts were converted into shares of common stock prior to repayment), (ii) the termination of the Additional Commitment and (iii) the release and termination of all liens and security interests in the collateral under the 2016 Subordinated Loan Documents, including with respect to the Subordinated Mortgages, each to become effective as of the closing of the sale of the Old Bridge Facility. In connection with the execution and delivery of the Conversion and Termination Agreement, Shea provided the Company with a notice of conversion, and upon completion of the sale of the Old Bridge Facility was issued 260 shares of Company common stock in full satisfaction of the Shea Indebtedness.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 7 – Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the three-month periods ended March 31, 2020 and 2019, this law firm billed the Company approximately $152 and $151, respectively for legal services provided by this firm. Included in accounts payable on the accompanying unaudited condensed balance sheet at March 31, 2020 is approximately $152 owed to this law firm.

Note 8 – Concentration of Credit Risk

The following table summarizes credit risk with respect to customers as percentage of sales for the three month periods ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Customer A	12%	14%
Customer B	10%	-
Customer C	-	10%
Customer D	-	12%

The following table summarizes credit risk with respect to customers as percentage of accounts receivable:

	March 31.	December 31,
	2020	2019
Customer A	12%	19%
Customer B	17%	-
Customer C	-	17%
Customer D	-	-
Customer E	13%	11%
Customer F	10%

The following table summarizes credit risk with respect to vendors as percentage of purchases for the three-month periods ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Vendor A	54%	-
Vendor B	16%	-
Vendor C	-	35%

The following table summarizes credit risk with respect to vendors as percentage of accounts payable:

	March 31,	December 31,
	2020	2019
Vendor A	85%	84%

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 9 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, and office equipment under non-cancellable operating leases at various dates through January 2024. Lease costs and cash paid for the three-month period ended March 31, 2020 were $190 and $188, respectively. Lease costs and cash paid for the three-month period ended March 31, 2019 were $58 and $107, respectively.

Maturities of the lease liabilities are as follows:

For the year ended December 31,	Amount
Amount remaining year ending December 31, 2020	$707
2021	939
2022	901
2023	922
2024	77
Thereafter	-
Total	3,546
Less present value discount	415
Total operating lease liabilities	$3,131

As of March 31, 2020, the weighted average remaining lease term is 3.74 years and the weighted average discount rate used to determine the operating lease liabilities was 6.5%.

Litigation

The Company from time to time is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Note 10 – Building Sale and Leaseback

On February 1, 2019, the Company completed the sale of the Old Bridge Facility to Jake Brown Road, LLC (the “Buyer”). In connection with the completion of the sale, the Company and the Buyer (as landlord) entered into a lease (the “Lease”), pursuant to which the Company continues to occupy and conduct its manufacturing, engineering, sales and administrative functions in the Old Bridge Facility.

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

The Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of approximately $837 for the first year of the Lease with the amount of base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. The Lease was accounted for under Topic 842 as a sale and leaseback.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 11 – Subsequent Events

On April 7, 2020, the Company entered into a certain Consent and Amendment to Loan Agreement and Loan Documents with Midcap (the “MidCap First Amendment”), which amended the MidCap Facility to, among other things, remove the existing $400 availability block, subject to the same being re-imposed at the rate of approximately $7 per month commencing June 1, 2020. The operative provisions relating to the removal of the availability block under the MidCap First Amendment became effective on April 8, 2020, following the receipt by the Company of $600 of loans under the Subordinated Loan Facility (defined below).

On April 8, 2020, the Company, as borrower, together with Livewire Ventures, LLC (wholly owned by the Company’s Chief Executive Officer, Edward R. Grauch), MidAtlantic IRA, LLC FBO Steven L. Shea IRA (an IRA account for the benefit of the Company’s Chairman of the Board, Steven Shea), Carol M. Pallé and Robert J. Pallé, Anthony J. Bruno, and Stephen K. Necessary, as lenders (collectively, the “Initial Lenders”) and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”) entered into a certain Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the lenders from time to time party thereto may provide up to $1,500 of loans to the Company (the “Subordinated Loan Facility”). Interest accrues on the outstanding amounts advanced under the Subordinated Loan Facility at the rate of 12% per annum, compounded and payable monthly, in-kind, by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest.

On April 8, 2020, Initial Lenders agreed to provide the Company with a Tranche A term loan facility of $800 of which $600 was advanced to the Company on April 8, 2020, $100 was advanced to the Company on April 17, 2020 and $100 of which remains committed and undrawn. The Initial Lenders participating in the Tranche A term loan facility have the option of converting the principal balance of the loan held by each of them, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price equal to the volume weighted average price of the Common Stock as reported by the NYSE American, during the five trading days preceding April 8, 2020 (the “Tranche A Conversion Price”) which was calculated at $0.593. The conversion right is subject to stockholder approval as required by the rules of the NYSE American.

On April 24, 2020, the Company, the Initial Lenders Ronald V. Alterio (the Company’s Senior Vice President-Engineering, Chief Technology Officer) and certain additional unaffiliated investors (the “Additional Lenders,” and, together with the Initial Lenders, the “Lenders”) entered into the First Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder (the “Amendment”). The Amendment provides for the funding of $200 of additional loans under the Subordinated Loan Facility as a Tranche B term loan established under the Subordinated Loan Agreement, with such loans being provided by the Additional Lenders. The Amendment also sets the conversion price of $0.55 (the “Tranche B Conversion Price”) with respect to the right of the Additional Lenders to convert the accreted principal balance of the loans held by each of them into shares of the Company’s common stock. The terms and conditions of the conversion rights applicable to the Initial Lenders and the Additional Lenders are otherwise identical in all material respects, including the terms restricting conversion to an aggregate amount of shares of common stock that would not result in the Company’s non-compliance with NYSE American rules requiring stockholder approval of issuances or potential issuances of shares in excess of the percentage limits specified therein or in an amount that may be deemed to constitute a change of control under such rules. These restrictions will terminate if the requisite stockholder approval is obtained.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

The Subordinated Loan Agreement provides for up to $1,500 of subordinated convertible loans, with $500 to be designated as “Tranche C” term loans thereunder, together with the Tranche A term loans of $800 and the Tranche B term loans of $200, previously committed. Additional loans under the Subordinated Loan Agreement are in all cases subject to the mutual agreement of the Company and the existing Lenders, and neither the Company nor the existing Lenders are obligated to make any additional loans under the Subordinated Loan Agreement. If any Tranche C term loans are advanced under the Subordinated Loan Facility, the conversion price applicable to such loans may be different than the Tranche A and Tranche B Conversion Prices.

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of Mid Cap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement.

On April 10, 2020, the Company received loan proceeds of approximately $1,769 (“PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The PPP Loan and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The PPP Loan is evidenced by a promissory note, dated as of April 5, 2020 (the “Note”), between the Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender (the “Lender”). The interest rate on the Note is 0.98% per annum, with interest accruing on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”).

As noted above, the principal and accrued interest under the Note evidencing the PPP Loan are forgivable after eight weeks as long the Company has used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period. The Company intends to use the proceeds for purposes consistent with the PPP. In order to obtain full or partial forgiveness of the PPP Loan, the Company must request forgiveness and must provide satisfactory documentation in accordance with applicable Small Business Administration (“SBA”) guidelines. Interest payable on the Note may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the Note. The Company will be obligated to repay any portion of the principal amount of the Note that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.

Beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of the Note (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Note, in such equal amounts required to fully amortize the principal amount outstanding on the Note as of the last day of the Deferral Period by the Maturity Date. The Company is permitted to prepay the Note at any time without payment of any premium.

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

Forward-Looking Statements

In addition to historical information this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on April 13, 2020 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

Today, the Company is a technology-development and manufacturing company that delivers a wide range of products and services to the telecommunications, cable entertainment and media industry. For 70 years, Blonder Tongue/Drake products have been deployed in a long list of locations, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. These applications are variously described as commercial, institutional and/or enterprise environments and will be referred to herein collectively as “CIE”. The customers we serve include business entities installing private video and data networks in these environments, whether they are the largest cable television operators, telco or satellite providers, integrators, architects, engineers or the next generation of Internet Protocol Television (“IPTV”) streaming video providers. The technology requirements of these markets change rapidly, and the Company’s research and development team is continually delivering high performance, lower cost solutions to meet customers’ needs.

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

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The products sold in 2019 comprise primarily Android-based IPTV set top boxes to the Tier 2 and Tier 3 cable and telecommunications service providers. This strategic initiative is designed to secure an in-home position with the Company’s product offerings, more intimate, direct relationships with a wide range of service providers, and increased sales of the Company’s CIE products by the BT Premier Distributors to those same service providers. In its first year, the CPE Product initiative achieved sales to over 45 different telco, municipal fiber and cable operators and accounted for approximately 20% of the Company’s 2019 revenues. Sales of CPE products were $646,000 and $191,000 in the first three months of 2020 and 2019, respectively.

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue. Accordingly, any substantial decrease in sales of analog products without a related increase in digital products or other products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. Sales of digital video headend products were $1,057,000 and $1,946,000 and sales of analog video headend products were $339,000 and $474,000 in first three months of 2020 and 2019, respectively.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high-end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $44,000 and $28,000 in the first three months of 2020 and 2019, respectively. Sales to VBrick for sub-assemblies were not material in the three months ended March 31,2020 or 2019, respectively.

Results of Operations

First three months of 2020 Compared with first three months of 2019

Net Sales. Net sales decreased $32,000, or 0.8%, to $4,050,000 in the first three months of 2020 from $4,082,000 in the first three months of 2019. The decrease is primarily attributable to a decrease in sales of digital video headend products and analog video headend products, offset by an increase in sales of DOCSIS data products, CPE products and NXG products. Sales of digital video headend products were $1,057,000 and $1,946,000, analog video headend products were $339,000 and $474,000, DOCSIS data products were $871,000 and $540,000, CPE products were $646,000 and $191,000and NXG products were $196,000 and $82,000 in the first three months of 2020 and 2019, respectively.

Cost of Goods Sold. Cost of goods sold increased to $3,497,000 for the first three months of 2020 from $2,991,000 for the first three months of 2019 and increased as a percentage of sales to 86.4% from 73.3%. The dollar increase is primarily attributable to lower margins relating to CPE products as the Company continued to implement its strategic CPE Product initiative, described above under “General,” which began late in the first quarter of 2019, as well as increased overhead costs. The increase as a percentage of sales is also attributable to sales of CPE products as part of the CPE Product initiative, as those products have a higher cost of goods sold than the Company’s other products.

Selling Expenses. Selling expenses increased to $728,000 for the first three months of 2020 from $727,000 in the first three months of 2019 and increased as percentage of sales to 17.9% for the first three months of 2020 from 17.8% for the first three months of 2019. The $1,000 increase was primarily the result of an increase in occupancy costs of $71,000, offset by a decrease in salaries and fringe benefits due to a decrease in head count of $55,000 and a decrease in department supplies of $53,000.

General and Administrative Expenses. General and administrative expenses decreased to $1,187,000 for the first three months of 2020 from $1,466,000 for the first three months of 2019 and decreased as a percentage of sales to 29.3% for the first three months of 2020 from 35.9% for the first three months of 2019. The $279,000 decrease was primarily the result of a decrease in salaries and fringe benefits due to a decrease in compensation of $204,000 and a decrease in consulting fees of $93,000 related to IT outsourcing.

Research and Development Expenses. Research and development expenses decreased to $657,000 in the first three months of 2020 from $665,000 in the first three months of 2019 and decreased as a percentage of sales to 16.2% for the first three months of 2020 from 16.3% for the first three months of 2019. This $8,000 decrease is primarily the result of a decrease in salaries and fringe benefits due to reduced head count and a decrease in compensation of $74,000, offset by an increase in consulting fees of $23,000, an increase in occupancy costs of $21,000 related to the Old Bridge lease, and an increase in department supplies of $19,000.

Operating (Loss) Earnings. Operating loss of $(2,019,000) for the first three months of 2020 represents a decrease from the operating income of $5,408,000 for the first three months of 2019. Operating loss represents an increase of $252,000 for the first three months of 2020 from the first three months of 2019, before giving effect to the gain reported on the building sale of $7,175,000 during the first quarter of 2019. Operating (loss) earnings as a percentage of sales was (49.9)% in the first three months of 2020 compared to 132.5% in the first three months of 2019.

Interest Expense. Interest expense decreased to $61,000 in the first three months of 2020 from $83,000 in the first three months of 2019. The decrease is primarily the result of lower average borrowing as the Sterling Term Loan was paid off in February 2019 upon the sale leaseback of the Old Bridge Facility.

Liquidity and Capital Resources

As of March 31, 2020 and December 31, 2019, the Company’s working capital was $1,913,000 and $3,805,000, respectively. The decrease in working capital was primarily due to the reduction in accounts receivable and inventories along with an increase in the line of credit.

The Company’s net cash used in operating activities for the three-month period ended March 31, 2020 was $842,000 primarily due to a net loss of $2,080,000 offset by a decrease in accounts receivable of $321,000 and a decrease in inventories of $829,000. The Company’s net cash used in operating activities for the three-month period ended March 31, 2019 was $3,024,000 primarily due to non-cash adjustments of $(6,834,000) and a decrease in accounts payable, accrued compensation and other accrued expenses of $1,087,000, offset by net earnings of $5,325,000.

Cash used in investing activities for the three-month period ended March 31, 2020 was $6,000, all of which was attributable to capital expenditures. Cash provided by investing activities for the three-month period ended March 31, 2019 was $9,754,000, of which $9,765,000 was attributable to proceeds on the sale of the Old Bridge Facility, $1,000 was attributable to additional license fees and $10,000 was attributable to capital expenditures.

Cash provided by financing activities was $355,000 for the first three months of 2020, which was comprised of net borrowing of line of credit of $365,000 and repayments of debt of $10,000. Cash used in financing activities was $5,661,000 for the first three months of 2019, which was comprised of net repayments of borrowings on the Revolver under the Sterling Facility of $2,603,000 and repayments of long-term debt of $3,058,000.

For a full description of the Company’s senior secured indebtedness under the MidCap Facility and its effect upon the Company’s consolidated financial position and results of operations, see Note 5 – Debt of the Notes to Condensed Consolidated Financial Statements.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations and amounts available under the MidCap Facility. At March 31, 2020, the Company had $343,000 available under the MidCap Facility.

On February 1, 2019, the Company completed the sale of the Old Bridge Facility to Jake Brown Road, LLC (the “Buyer”). In connection with the completion of the sale, the Company and the Buyer (as landlord) entered into a lease (the “Lease”), pursuant to which the Company continues to occupy and conduct its manufacturing, engineering, sales and administrative functions in the Old Bridge Facility.

The Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of approximately $837,000 for the first year of the Lease, with the amount of the base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. Without regard to any reduction in the Company’s lease expense derived from its sublease to a third party of the Sublease Space (defined below), for the first year of the Lease, the base rent of approximately $837,000 was offset, in part, by the annualized saving of interest and depreciation expense of approximately $469,000 and the cash debt service of approximately $562,000. The Lease further provides for a security deposit in an amount equal to eight months of base rent, which may be reduced to three months of base rent upon certain benchmarks being met. It was determined in the first quarter 2020 that the applicable benchmark relevant to the six-month period ended August 1, 2019 was met and as a result the landlord released a portion of the security deposit equal to one month’s base rent to the Company, leaving an aggregate security deposit held by the landlord, in an amount equal to seven months of base rent. The landlord may, once during the lease term or any renewal thereof, require the Company to relocate to another facility made available by the landlord that meets the Company’s specifications for a replacement facility within a defined geographical area, by providing notice which confirms that all of the Company’s specifications for a replacement facility will be met, that all costs relating to such relocation will be paid by the landlord, and that security for the repayment of those relocation costs has been established. The Company will also be provided a six month overlap period (the “Overlap Period”) during which the Company may operate in the Old Bridge Facility with rent therein being abated, but with rent being paid at the replacement facility, to mitigate interruptions of the Company’s on-going business while the move occurs. If the Company declines to be relocated to the facility proposed by the landlord, the Lease will terminate 18 months from the date of the landlord’s notice, but the Company will continue to be entitled to receive the same benefits in terms of reimbursement of its relocation costs and an Overlap Period during which no rent will be due at the Old Bridge Facility, while the Company moves its operations to an alternative facility that it has identified.

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

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. These factors raised substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2020, the above factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As part of its efforts to improve liquidity and provide operating capital, on April 7, 2020, the Company entered into a certain Consent and Amendment to Loan Agreement and Loan Documents with Midcap (the “MidCap First Amendment”), which amended the MidCap Facility to, among other things, remove the existing $400,000 availability block, subject to the same being re-imposed at the rate of approximately $7,000 per month commencing June 1, 2020. The operative provisions relating to the removal of the availability block under the MidCap First Amendment became effective on April 8, 2020, following the receipt by the Company of $600,000 of loans under the Subordinated Loan Facility (defined below).

On April 8, 2020, the Company, as borrower, together with Livewire Ventures, LLC (wholly owned by the Company’s Chief Executive Officer, Edward R. Grauch), MidAtlantic IRA, LLC FBO Steven L. Shea IRA (an IRA account for the benefit of the Company’s Chairman of the Board, Steven Shea), Carol M. Pallé and Robert J. Pallé, Anthony J. Bruno, and Stephen K. Necessary, as lenders (collectively, the “Initial Lenders”) and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”) entered into a certain Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the lenders from time to time party thereto may provide up to $1,500,000 of loans to the Company (the “Subordinated Loan Facility”). Interest accrues on the outstanding amounts advanced under the Subordinated Loan Facility at the rate of 12% per annum, compounded and payable monthly, in-kind, by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest.

On April 8, 2020, the Initial Lenders agreed to provide the Company with a Tranche A term loan facility of $800,000, of which $600,000 was advanced to the Company on April 8, 2020, $100,000 was advanced to the Company on April 17, 2020 and $100,000 of which remains committed and undrawn. The Initial Lenders participating in the Tranche A term loan facility have the option of converting the principal balance of the loan held by each of them, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock, at a conversion price equal to the volume weighted average price of the Common Stock as reported by the NYSE American, during the five trading days preceding April 8, 2020 (the “Tranche A Conversion Price”) which was calculated at $0.593. The conversion right is subject to stockholder approval as required by the rules of the NYSE American, and is expected to be obtained on June 11, 2020 at the Company’s annual meeting of stockholders.

On April 24, 2020, the Company, the Initial Lenders and Ronald V. Alterio (the Company’s Senior Vice President-Engineering, Chief Technology Officer) and certain additional unaffiliated investors (the “Additional Lenders,” and, together with the Initial Lenders, the “Lenders”) entered into the First Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder (the “Amendment”). The Amendment provides for the funding of $200,000 of additional loans as a Tranche B term loan under the Subordinated Loan Facility established under the Subordinated Loan Agreement, with such loans being provided by the Additional Lenders. The Amendment also sets the conversion price of $0.55 (the “Tranche B Conversion Price”) with respect to the right of the Additional Lenders to convert the accreted principal balance of the loans held by each of them into shares of the Company’s common stock. The terms and conditions of the conversion rights applicable to the Initial Lenders and the Additional Lenders are otherwise identical in all material respects, including the terms restricting conversion to an aggregate amount of shares of common stock that would not result in the Company’s non-compliance with NYSE American rules requiring stockholder approval of issuances or potential issuances of shares in excess of the percentage limits specified therein or in an amount that may be deemed to constitute a change of control under such rules. These restrictions will terminate if the requisite stockholder approval is obtained, which is expected to occur on June 11, 2020 at the Company’s annual meeting of stockholders.

The Amendment also adds certain “piggyback” registration rights in favor of the Lenders. Pursuant to these registration rights, the Lenders can request that the Company include for sale, in any registration statement filed by the Company under the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of shares of its common stock (subject to certain exceptions), the shares of common stock issuable to the Lenders pursuant to their conversion rights under the Subordinated Loan Agreement (including any additional shares issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, such shares). The rights of the Lenders to have their shares included in a registration statement are subject to their agreement to the terms of any applicable underwriting agreement, in the case of an underwritten offering (including any limitation on the amount of the Lenders’ shares to be included in the offering) and to their furnishing to the Company such information regarding the Lenders, the shares being sold, and the Lenders’ intended method of disposition of such shares as is necessary to effect the registration of their shares. The Company will bear the expenses of registration pursuant to these registration rights; provided, however, that the Lenders will bear all underwriting discounts, selling commissions, stock transfer taxes and the fees of their counsel. The right of the Lenders to request registration or inclusion of their shares pursuant to these registration rights terminate at such time as Rule 144 under the Securities Act, or another similar exemption under the Securities Act, is available for the sale of the Lenders’ shares.

The Subordinated Loan Agreement provides for up to $1,500,000 of subordinated convertible loans, with $500,000 to be designated as “Tranche C” term loans thereunder, together with the Tranche A term loans of $800,000 and the Tranche B term loans of $200,000, previously committed. Additional loans under the Subordinated Loan Agreement are in all cases subject to the mutual agreement of the Company and the existing Lenders, and neither the Company nor the existing Lenders are obligated to make any additional loans under the Subordinated Loan Agreement. If any Tranche C term loans are advanced under the Subordinated Loan Facility, the conversion price applicable to such loans may be different than the Tranche A and Tranche B Conversion Prices.

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of Mid Cap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement.

On April 10, 2020, the Company received loan proceeds of approximately $1,769,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The PPP Loan and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The PPP Loan is evidenced by a promissory note, dated as of April 5, 2020 (the “Note”), between the Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender (the “Lender”). The interest rate on the Note is 0.98% per annum, with interest accruing on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”).

As noted above, the principal and accrued interest under the Note evidencing the PPP Loan are forgivable after eight weeks as long the Company has used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the PPP Loan proceeds will meet the conditions for forgiveness of the PPP Loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the PPP Loan, in whole or in part. In order to obtain full or partial forgiveness of the PPP Loan, the Company must request forgiveness and must provide satisfactory documentation in accordance with applicable Small Business Administration (“SBA”) guidelines. Interest payable on the Note may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the Note. The Company will be obligated to repay any portion of the principal amount of the Note that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.

Beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of the Note (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Note, in such equal amounts required to fully amortize the principal amount outstanding on the Note as of the last day of the Deferral Period by the Maturity Date. The Company is permitted to prepay the Note at any time without payment of any premium.

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

Additionally, beginning during the last week of February 2020 and extending to the current time, the Company has been experiencing specific COVID-19 associated reductions in sales due to customers requesting to delay specific purchases, and/or some order shipments, and due to a portion of the Company’s customers being partially closed or operating with reduced staffing levels due in part to a range of government mandates such as shelter-in-place, the closure of non-essential businesses, and other restrictions. This initial short-term reduction in sales began in the range of 15% to 30% week by week deviation from expected/forecasted levels and had now grown to a 45% to 55% deviation. In addition, one of our major customers who accounted for approximately 10% of net sales during the three-month period March 31, 2020, informed the Company that pending orders for delivery in May and June are currently on hold. It is possible that sales may continue to decline further in May and June 2020, as closures and government mandates reach larger portions of the U.S. Currently the majority of the Company’s customers remain open for business and have informed the Company of their current intentions to remain open through the current circumstances or are expected to re-open by the end of May 2020. The Company has reacted to these unprecedented circumstances, as many enterprises have had to do over the course of March and April 2020, with a range of actions to compensate for anticipated temporary revenue short falls, including exceptional short-term operating expense reductions, limited employee furloughs and supplier payment renegotiations, with the specific intent of managing the Company’s working capital and minimizing the overall financial impact to the Company. The Company has finalized some of these supplier renegotiations and is still in process with other suppliers to allow for payment extensions in some cases and alterations of shipment and receive dates of incoming parts and inventory in other cases.

The Company’s primary long-term obligations are for payment of interest on the MidCap Facility, which expires on October 25, 2022. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $ 6,000 and $263,000 in the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. The Company expects to use cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2020.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in the Company’s Form 10-K for the year ended December 31, 2019. There are no material changes from the risk factors included in Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 23 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: May 15, 2020	By:	/s/ Edward R Grauch
Edward R. Grauch
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.
10.1	Third Amendment To Loan and Security Agreement dated as of September 19, 2019.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 23, 2019.
31.1	Certification of Edward R. Grauch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.
101.1	Interactive data files.	Filed herewith.