Form 10-Q
period 2020-06-30
BLONDER TONGUE LABORATORIES INC
filed 2020-08-13
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020.

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

Number of shares of common stock, par value $.001, outstanding as of August 7, 2020: 9,765,870

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited) June 30,	Dec 31,
	2020	2019
Assets
Current assets:
Cash	$465	$572
Accounts receivable, net of allowance for doubtful accounts of $27 as of both June 30, 2020 and December 31,2019, respectively	2,312	2,505
Inventories	7,207	8,484
Prepaid benefit costs	89	89
Prepaid and other current assets	874	524
Total current assets	10,947	12,174
Property, plant and equipment, net	457	392
License agreements, net	18	20
Intangible assets, net	1,012	1,098
Goodwill	493	493
Right of use assets, net	2,790	3,167
Other assets, net	908	1,003
	$16,625	$18,347
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,126	$2,705
Current portion of long-term debt	32	33
Current portion of lease liability	773	751
Accounts payable	3,709	4,313
Accrued compensation	612	397
Income taxes payable	26	26
Other accrued expenses	151	144
Total current liabilities	7,429	8,369
Subordinated convertible debt with related parties	923	-
Lease liability, net of current portion	2,171	2,568
Long-term debt, net of current portion	1,802	47
Total liabilities	12,325	10,984
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares, no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 9,766 shares issued and outstanding as of both June 30, 2020 and December 31, 2019, respectively	10	10
Paid-in capital	28,369	28,158
Accumulated deficit	(23,194))	(19,920)
Accumulated other comprehensive loss	(885))	(885)
Total stockholders’ equity	4,300	7,363
	$16,625	$18,347

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$3,831	$5,437	$7,881	$9,519
Cost of goods sold	2,596	3,432	6,093	6,423
Gross profit	1,235	2,005	1,788	3,096
Operating expenses:
Selling	574	745	1,302	1,472
General and administrative	1,161	1,327	2,348	2,793
Research and development	608	778	1,265	1,443
	2,343	2,850	4,915	5,708
Gain on building sale	-	-	-	7,175
(Loss) earnings from operations	(1,108)	(845)	(3.127)	4,563
Other Expense - net	(86)	(46)	(147)	(129)
(Loss) earnings before income taxes	(1,194)	(891)	(3,274)	4,434
Provision for income taxes	-	-	-	-
Net (loss) earnings	$(1,194)	$(891)	$(3,274)	$4,434
Basic net (loss) earnings per share	$(0.12)	$(0.09)	$(0.34)	$0.46
Diluted net (loss) earnings per share	$(0.12)	$(0.09)	$(0.34)	$0.44
Basic weighted averages shares outstanding	9,766	9,611	9,766	9,558
Diluted weighted averages shares outstanding	9,766	9,611	9,766	10,065

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance at January 1, 2020	9,766	$10	$28,158	$(19,920)	$(885)	$-	$7,363
Net loss	-	-	-	(2,080)	-	-	(2,080)
Stock-based Compensation	-	-	118	-	-	-	118
Balance at March 31, 2020	9,766	$10	$28,276	$(22,000)	$(885)	$-	$5,401
Net loss	-	-	-	(1,194)	-	-	(1,194)
Stock-based Compensation	-	-	93	-	-	-	93
Balance at June 30, 2019	9,766	$10	$28,369	$(23,194)	$(885)	$-	$4,300

Balance at January 1, 2019	9,508	$9	$27,910	$(19,178)	$(832)	$(742)	$7,167
Net earnings	-	-	-	5,325	-	-	5,325
Conversion of subordinated convertible debt	260	-	140	-	-	-	140
Stock-based Compensation	-	-	149	-	-	-	149
Balance at March 31, 2019	9,768	9	28,199	(13,853)	(832)	(742)	12,781
Net loss	-	-	-	(891)	-	-	(891)
Shares issued from treasury stock	(45)	-	(196)	-	-	258	62
Stock-based Compensation	-	-	168	-	-	-	168
Balance at June 30, 2019	9,723	$9	$28,171	$(14,744)	$(832)	$(484)	$12,120

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) earnings	$(3,274)	$4,434
Adjustments to reconcile net earnings (loss) to cash used in operating activities:
Gain on building sale	-	(7,175)
Stock based compensation expense	211	317
Depreciation	68	91
Amortization	108	101
Recovery of bad debt expense	-	(4)
Amortization of deferred loan costs	30	73
Non cash interest expense	23	1
Amortization of right of use assets	377	181
Equity based directors’ fees and other non cash compensation		55
Changes in operating assets and liabilities:
Accounts receivable	193	(436)
Inventories	1,277	(1,302)
Prepaid and other current assets	(350)	(46)
Other assets	66	(780)
Change in lease liability	(375)	(229)
Accounts payable, accrued compensation and other accrued expenses	(383)	344
Net cash used in operating activities	(2,029)	(4,375)
Cash Flows From Investing Activities:
Purchases of property and equipment	(130)	(57)
Proceeds on sale of building	-	9,765
Acquisition of licenses	(20)	(21)
Net cash (used in) provided by investing activities	(150)	9,687
Cash Flows From Financing Activities:
Net repayments of line of credit	(579)	(2,603)
Proceeds from long-term debt	1,769	-
Proceeds from subordinated convertible debt	900	-
Repayments of long-term debt	(18)	(3,063)
Proceeds from exercise of stock options	-	7
Net cash provided by (used in) financing activities	2,072	(5,659)
Net decrease in cash	(107)	(347)
Cash, beginning of period	572	559
Cash, end of period	$465	$212
Supplemental Cash Flow Information:
Cash paid for interest	$107	$86
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$3	$5
Conversion of subordinated convertible debt to common stock	$-	$140
Right of uses assets obtained by lease obligations	$-	$3,917

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

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated interim financial statements include all adjustments, consisting primarily of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results, changes in stockholders’ equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on April 13, 2020. The results of the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period.

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

The following table shows the calculation of diluted shares using the treasury stock method:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Weighted average shares used in computation of basic earnings (loss) per shares	9,766	9,611	9,766	9,558
Total dilutive effect of stock options	-	-	-	507
Weighted average shares used in computation of diluted earnings (loss) per share	9,766	9,611	9,766	10,065

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

The diluted share base excludes the following potential common shares due to their antidilutive effect:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Stock options	3,020	2,675	2,862	1,963
Convertible debt	-	-	-	-
	3,020	2,675	2,862	1,963

If the convertible debt as described in Note 6 below had been converted as of June 30,2020, an additional 1,584 shares would be outstanding.

(c) Adoption of Recent Accounting Pronouncements

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

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. The above factors raised substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2020, the above factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to lower than expected sales due to a slowdown in market activities experienced during the prior fiscal year, the Company implemented a multi-phase cost-reduction program during 2019 which reduced annualized expenses, including a decrease in workforce and a decrease in other operating expenses.

The Company’s primary sources of liquidity are its existing cash balances and the amounts available under the MidCap Facility (as such terms are defined in Note 5 below). As of June 30, 2020, the Company had approximately $2,126 outstanding under the MidCap Facility (as defined in Note 5 below) and $1,798 of additional availability for borrowing under the MidCap Facility.

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

Disaggregation of Revenue

The Company is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. Digital video headend products (including encoders) are used by a system operator for acquisition, processing, compression, encoding and management of digital video. DOCSIS data products give service providers, integrators, and premises owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU's, and college campuses, using IP technology. HFC distribution products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Analog video headend products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Contract-manufactured products provide manufacturing, research and development and product support services for other companies’ products. CPE products are used by cable operators to provide video delivery to customers using IP technology. NXG is a two-way forward-looking platform that is used to deliver next-generation entertainment services in both enterprise and residential locations. Transcoders convert video files from one format to another to allow the video to be viewed across different platforms and devices. The Company also provides technical services, including hands-on training, system design engineering, on-site field support and complete system verification testing.

The following table presents the Company’s disaggregated revenues by revenue source:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Digital video headend products	$745	$2,244	$1,802	$4,190
CPE	1,026	1,002	1,672	1,193
DOCSIS data products	701	565	1,572	1,105
HFC distribution products	482	581	1,170	1,227
Analog video headend products	176	409	515	883
NXG	285	362	481	444
Contract manufactured products	28	46	73	74
Transcoders	279	-	394	33
Other	109	228	202	370
	$3,831	$5,437	$7,881	$9,519

All of the Company’s sales are to customers located primarily throughout the United States and Canada.

Note 4 – Inventories

Inventories are summarized as follows:

	June 30, 2020	December 31, 2019
Raw Materials	$1,982	$2,891
Work in process	1,533	1,252
Finished Goods	3,692	4,341
	$7,207	$8,484

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

The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of zero and $37 and $255 and $730 during the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, respectively.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 5 – Debt

On October 25, 2019, the Company entered into a Loan and Security Agreement (All Assets) (the “Loan Agreement”) with MidCap Business Credit LLC (“MidCap”). The Loan Agreement provides the Company with a credit facility comprising a $5,000 revolving line of credit (the “MidCap Facility”). The MidCap Facility matures on the third anniversary of the Loan Agreement. Interest on the amounts outstanding under the Loan Agreement is variable, based upon the three-month LIBOR rate plus a margin of 4.75%, subject to re-set each month. All outstanding indebtedness under the Loan Agreement is secured by all of the assets of the Company and its subsidiaries.

On April 7, 2020, the Company entered into a certain Consent and Amendment to Loan Agreement and Loan Documents with Midcap (the “MidCap First Amendment”), which amended the MidCap Facility to, among other things, remove the existing $400 availability block, subject to the same being re-imposed at the rate of approximately $7 per month commencing June 1, 2020. The operative provisions relating to the removal of the availability block under the MidCap First Amendment became effective on April 8, 2020, following the receipt by the Company of $600 of loans under the Subordinated Loan Facility (See Note 6).

The Loan Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the encumbrance, sale or other disposition of assets.

On April 10, 2020, the Company received loan proceeds of approximately $1,769 (“PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The PPP Loan and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

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

As noted above, the principal and accrued interest under the Note evidencing the PPP Loan are forgivable after twenty-four weeks as long the Company has used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the twenty-four-week period. The Company used the proceeds for purposes consistent with the PPP. In order to obtain full or partial forgiveness of the PPP Loan, the Company must request forgiveness and must provide satisfactory documentation in accordance with applicable Small Business Administration (“SBA”) guidelines. Interest payable on the Note may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the Note. The Company will be obligated to repay any portion of the principal amount of the Note that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.

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

On April 8, 2020, the Company, as borrower, together with Livewire Ventures, LLC (wholly owned by the Company’s Chief Executive Officer, Edward R. Grauch), MidAtlantic IRA, LLC FBO Steven L. Shea IRA (an IRA account for the benefit of the Company’s Chairman of the Board, Steven Shea), Carol M. Pallé and Robert J. Pallé (Company Director and employed as Managing Director-Strategic Accounts) , Anthony J. Bruno (Company Director), and Stephen K. Necessary (Company Director) , as lenders (collectively, the “Initial Lenders”) and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”) entered into a certain Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the lenders from time to time party thereto may provide up to $1,500 of loans to the Company (the “Subordinated Loan Facility”). Interest accrues on the outstanding amounts advanced under the Subordinated Loan Facility at the rate of 12% per annum, compounded and payable monthly, in-kind, by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

On April 8, 2020, Initial Lenders agreed to provide the Company with a Tranche A term loan facility of $800 of which $600 was advanced to the Company on April 8, 2020, $100 was advanced to the Company on April 17, 2020 and $100 of which remains committed and undrawn. The Initial Lenders participating in the Tranche A term loan facility have the option of converting the principal balance of the loan held by each of them, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price equal to the volume weighted average price of the Common Stock as reported by the NYSE American, during the five trading days preceding April 8, 2020 (the “Tranche A Conversion Price”) which was calculated at $0.593. The conversion right was subject to stockholder approval as required by the rules of the NYSE American, which was obtained on June 11,2020.

On April 24, 2020, the Company, the Initial Lenders Ronald V. Alterio (the Company’s Senior Vice President-Engineering, Chief Technology Officer) and certain additional unaffiliated investors (the “Additional Lenders,” and, together with the Initial Lenders, the “Lenders”) entered into the First Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder (the “Amendment”). The Amendment provides for the funding of $200 of additional loans under the Subordinated Loan Facility as a Tranche B term loan established under the Subordinated Loan Agreement, with such loans being provided by the Additional Lenders. The Amendment also sets the conversion price of $0.55 (the “Tranche B Conversion Price”) with respect to the right of the Additional Lenders to convert the accreted principal balance of the loans held by each of them into shares of the Company’s common stock. The terms and conditions of the conversion rights applicable to the Initial Lenders and the Additional Lenders are otherwise identical in all material respects, including the terms restricting conversion to an aggregate amount of shares of common stock that would not result in the Company’s non-compliance with NYSE American rules requiring stockholder approval of issuances or potential issuances of shares in excess of the percentage limits specified therein or in an amount that may be deemed to constitute a change of control under such rules. These restrictions terminated as the requisite stockholder approval was obtained on June 11, 2020.

The Subordinated Loan Agreement provides for up to $1,500 of subordinated convertible loans, with $500 to be designated as “Tranche C” term loans thereunder, together with the Tranche A term loans of $800 and the Tranche B term loans of $200, previously committed. Additional loans under the Subordinated Loan Agreement are in all cases subject to the mutual agreement of the Company and the existing Lenders, and neither the Company nor the existing Lenders are obligated to make any additional loans under the Subordinated Loan Agreement. If any Tranche C term loans are advanced under the Subordinated Loan Facility, the conversion price applicable to such loans may be different than the Tranche A Conversion Price and the Tranche B Conversion Price.

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of Mid Cap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement. For both the three and six months ended June 30, 2020, the Company accrued $23 of PIK Interest with respect to the Subordinated Loan Facility.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 7 – Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the three-month periods ended June 30, 2020 and 2019, this law firm billed the Company approximately $341 and $124, respectively and during the six-month periods ended June 30, 2020 and 2019 billed the Company approximately $493 and $275, respectively for legal services provided by this firm. Included in accounts payable on the accompanying unaudited condensed balance sheet at June 30, 2020 and December 31, 2019 is approximately $186 and zero owed to this law firm.

Note 8 – Concentration of Credit Risk

The following table summarizes credit risk with respect to customers as percentage of sales for the three and six month periods ended June 30, 2020 and 2019:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Customer A	10%	14%	-	12%
Customer B	10%	-	-	-
Customer C	-	10%	10%	12%
Customer D	-	15%	-	-

The following table summarizes credit risk with respect to customers as percentage of accounts receivable:

	June 30.	December 31,
	2020	2019
Customer A	16%	17%
Customer B	-	-
Customer C	10%	19%
Customer D	-	-
Customer E	-	11%

The following table summarizes credit risk with respect to vendors as percentage of purchases for the three and six month periods ended June 30, 2020 and 2019:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Vendor A	-	16%	34%	11%
Vendor B	23%	-	10%	-
Vendor C	14%	22%	-	27%
Vendor D	27%	12%	20%	11%
Vendor E	-	11%	-	-

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

The following table summarizes credit risk with respect to vendors as percentage of accounts payable:

	June 30, 2020	December 31, 2019
Vendor A	83%	84%

Note 9 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, and office equipment under non-cancellable operating leases at various dates through January 2024. Lease costs and cash paid for the three and six month periods ended June 30 were as follows:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Lease costs	$187	$123	$377	$181
Cash paid	$187	$122	$375	$229

Maturities of the lease liabilities are as follows:

For the year ended December 31,	Amount
Amount remaining year ending December 31, 2020	$467
2021	939
2022	901
2023	922
2024	77
Thereafter	-
Total	3,306
Less present value discount	362
Total operating lease liabilities	$2,944

As of June 30, 2020, the weighted average remaining lease term is 3.52 years and the weighted average discount rate used to determine the operating lease liabilities was 6.5%.

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

The sale of the Old Bridge Facility was made pursuant to an Agreement of Sale dated as of August 3, 2018 as amended and extended (collectively, the “Sale Agreement”). Pursuant to the Sale Agreement, at closing on February 1, 2019, the Buyer paid the Company $10,500. In addition, at closing, the Company advanced to the Buyer the sum of $130, representing a preliminary estimate of the Company’s share (as a tenant of the Old Bridge Facility following closing) of property repairs, as contemplated by the Sale Agreement. The Company recognized a gain of approximately $7,175 in connection with the sale.

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

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The products sold in 2019 comprise primarily Android-based IPTV set top boxes to the Tier 2 and Tier 3 cable and telecommunications service providers. This strategic initiative is designed to secure an in-home position with the Company’s product offerings, more intimate, direct relationships with a wide range of service providers, and increased sales of the Company’s CIE products by the BT Premier Distributors to those same service providers. In its first year, the CPE Product initiative achieved sales to over 45 different telco, municipal fiber and cable operators and accounted for approximately 20% of the Company’s 2019 revenues. Sales of CPE products were $1,026,000 and $1,002,000 in the second three months of 2020 and 2019 and $1,672,000 and $1,193,000 in the first six months of 2020 and 2019, respectively.

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue. Accordingly, any substantial decrease in sales of analog products without a related increase in digital products or other products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. Sales of digital video headend products were $745,000 and $2,244,000 and sales of analog video headend products were $176,000 and $409,000 in second three months of 2020 and 2019, respectively. Sales of digital video headend products were $1,802,000 and $4,190,000 and sales of analog video headend products were $515,000 and $883,000 in the first six months of 2020 and 2019, respectively.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high-end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $28,000 and $46,000 in the second three months of 2020 and 2019 and $73,000 and $74,000 in the first six months of 2020 and 2019, respectively. Sales to VBrick for sub-assemblies were not material in the three months and six months ended June 30,2020 or 2019, respectively.

Results of Operations

Second three months of 2020 Compared with second three months of 2019

Net Sales. Net sales decreased $1,606,000, or 29.5%, to $3,831,000 in the second three months of 2020 from $5,437,000 in the second three months of 2019. The decrease is primarily attributable to a decrease in sales of digital video headend products. Sales of digital video headend products were $745,000 and $2,244,000 in the second three months of 2020 and 2019, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $2,596,000 for the second three months of 2020 from $3,432,000 for the second three months of 2019 but increased as a percentage of sales to 67.8% from 63.1%. The dollar decrease is primarily attributable to lower sales. The increase as a percentage of sales is primarily attributable to sales of lower margin products as part of the Company’s product mix.

Selling Expenses. Selling expenses decreased to $574,000 for the second three months of 2020 from $745,000 in the second three months of 2019 but increased as percentage of sales to 15.0% for the second three months of 2020 from 13.7% for the second three months of 2019. The $171,000 decrease was primarily the result of a decrease in salaries and fringe benefits due to a decrease in head count of $130,000.

General and Administrative Expenses. General and administrative expenses decreased to $1,161,000 for the second three months of 2020 from $1,327,000 for the second three months of 2019 but increased as a percentage of sales to 30.3% for the second three months of 2020 from 24.4% for the second three months of 2019. The $166,000 decrease was primarily the result of a decrease in salaries and fringe benefits due to a decrease in compensation of $53,000, a decrease in consulting fees of $62,000 related to IT outsourcing and reduced travel and entertainment expenses of $61,000.

Research and Development Expenses. Research and development expenses decreased to $608,000 in the second three months of 2020 from $778,000 in the second three months of 2019 but increased as a percentage of sales to 15.8% for the second three months of 2020 from 14.3% for the second three months of 2019. This $170,000 decrease is primarily the result of a decrease in salaries and fringe benefits due to reduced head count and a decrease in compensation of $63,000 and a decrease in consulting fees of $72,000.

Operating (Loss) Earnings. Operating loss of $(1,108,000) for the second three months of 2020 represents an increase from the operating loss of $(845,000) for the second three months of 2019. Operating (loss) earnings as a percentage of sales was (28.9)% in the second three months of 2020 compared to (15.5)% in the second three months of 2019.

Other Expense, net. Other expense increased to $86,000 in the second three months of 2020 from $46,000 in the second three months of 2019. The increase is primarily the result of higher interest expense due to higher average borrowing on the MidCap Facility and PIK Interest on the Senior Secured Subordinated Loan Facility.

First six months of 2020 Compared with first six months of 2019

Net Sales. Net sales decreased $1,638,000, or 17.2%, to $7,881,000 in the first six months of 2020 from $9,519,000 in the first six months of 2019. The decrease is primarily attributable to a decrease in sales of digital video headend products offset by an increase in sales of DOCSIS data products and CPE products. Sales of digital video headend products were $1,802,000 and $4,190,000, DOCSIS data products were $1,572,000 and $1,105,000 and CPE products were $1,672,000 and $1,193,000 in the first six months of 2020 and 2019, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $6,093,000 for the first six months of 2020 from $6,423,000 for the first six months of 2019 but increased as a percentage of sales to 77.3% from 67.5% The dollar decrease is primarily attributable to reduced sales as well as lower margins relating to CPE products as the Company continued to implement its strategic CPE Product initiative, described above under “General,” which began late in the first quarter of 2019. The increase as a percentage of sales is also attributable to sales of CPE products as part of the CPE Product initiative, as those products have a higher cost of goods sold than the Company’s other products.

Selling Expenses. Selling expenses decreased to $1,302,000 for the first six months of 2020 from $1,472,000 in the first six months of 2019 and increased as percentage of sales to 16.5% for the first six months of 2020 from 15.5% for the first six months of 2019. The $170,000 decrease was primarily the result of a decrease in salaries and fringe benefits due to a decrease in head count of $184,000 and a decrease in department supplies of $93,000 offset by an increase in occupancy costs of $152,000.

General and Administrative Expenses. General and administrative expenses decreased to $2,348,000 for the first six months of 2020 from $2,793,000 for the first six months of 2019, but increased as a percentage of sales to 29.8% for the first six months of 2020 from 29.3% for the first six months of 2019. The $445,000 decrease was primarily the result of a decrease in salaries and fringe benefits due to a decrease in compensation of $258,000, a decrease of travel and entertainment of $133,000, and a decrease in consulting fees of $155,000 related to IT outsourcing, offset by an increase in occupancy costs of $77,000.

Research and Development Expenses. Research and development expenses decreased to $1,265,000 in the first six months of 2020 from $1,443,000 in the first six months of 2019, but increased as a percentage of sales to 16.1% for the first six months of 2020 from 15.2% for the first six months of 2019. This $178,000 decrease is primarily the result of a decrease in salaries and fringe benefits due to reduced head count and a decrease in compensation of $138,000.

Operating (Loss) Earnings. Operating loss of $(3,127,000) for the first six months of 2020 represents a decrease from the operating income of $4,563,000 for the first six months of 2019. Operating loss represents an increase of $515,000 for the first six months of 2020 from the first six months of 2019, before giving effect to the gain reported on the building sale of $7,175,000 during the first quarter of 2019. Operating (loss) earnings as a percentage of sales was (39.7)% in the first six months of 2020 compared to 47.9% in the first six months of 2019.

Other Expense, net. Other expense increased to $147,000 in the first six months of 2020 from $129,000 in the first six months of 2019. The increase is primarily the result of higher interest expense due to higher average borrowing on the MidCap Facility and PIK Interest on the Senior Secured Subordinated Loan Facility.

Liquidity and Capital Resources

As of June 30, 2020 and December 31, 2019, the Company’s working capital was $3,518,000 and $3,805,000, respectively. The decrease in working capital was primarily due to the reduction in inventories and accounts receivable offset by a decrease in accounts payable and the line of credit.

The Company’s net cash used in operating activities for the six-month period ended June 30, 2020 was $2,029,000 primarily due to a net loss of $3,274,000 offset by a decrease in inventories of $1,277,000. The Company’s net cash used in operating activities for the six-month period ended June 30, 2019 was $4,375,000, primarily due to non-cash adjustments of $(6,589,000) and an increase in inventories of $1,302,000, offset by net earnings of $4,434,000.

Cash used in investing activities for the six-month period ended June 30, 2020 was $150,000, of which $130,000 was attributable to capital expenditures and $20,000 was attributable to additional license fees. Cash provided by investing activities for the six-month period ended June 30, 2019 was $9,687,000, of which $9,765,000 was attributable to proceeds on the sale of the Old Bridge Facility, offset by $21,000 attributable to additional license fees and $57,000 attributable to capital expenditures.

Cash provided by financing activities was $2,072,000 for the first six months of 2020, which was comprised of proceeds from long term debt of $1,769,000 and proceeds from the Subordinated Loan Facility (as described below) of $900,000 offset by net repayments of the line of credit of $579,000 and repayments of debt of $18,000. Cash used in financing activities was $5,659,000 for the first six months of 2019, which was comprised of net repayments of borrowings on the Revolver under the Sterling Facility of $2,603,000, repayments of long-term debt of $3,063,000 offset by proceeds from the exercise of stock options of $7,000.

For a full description of the Company’s senior secured indebtedness under the MidCap Facility and its effect upon the Company’s consolidated financial position and results of operations, see Note 5 – Debt of the Notes to Condensed Consolidated Financial Statements.

The Company’s primary sources of liquidity have been its existing cash balances and amounts available under the MidCap Facility. At June 30, 2020, the Company had approximately $1,798,000 available under the MidCap Facility.

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

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. These factors raised substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2020, the above factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On April 8, 2020, the Initial Lenders agreed to provide the Company with a Tranche A term loan facility of $800,000, of which $600,000 was advanced to the Company on April 8, 2020, $100,000 was advanced to the Company on April 17, 2020 and $100,000 remains committed and undrawn. The Initial Lenders participating in the Tranche A term loan facility have the option of converting the principal balance of the loan held by each of them, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock, at a conversion price equal to the volume weighted average price of the Common Stock as reported by the NYSE American, during the five trading days preceding April 8, 2020 (the “Tranche A Conversion Price”) which was calculated at $0.593. The conversion right is subject to stockholder approval as required by the rules of the NYSE American, and is expected to be obtained on June 11, 2020 at the Company’s annual meeting of stockholders.

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

The Subordinated Loan Agreement provides for up to $1,500,000 of subordinated convertible loans, with $500,000 to be designated as “Tranche C” term loans thereunder, together with the Tranche A term loans of $800,000 and the Tranche B term loans of $200,000, previously committed. Additional loans under the Subordinated Loan Agreement are in all cases subject to the mutual agreement of the Company and the existing Lenders, and neither the Company nor the existing Lenders are obligated to make any additional loans under the Subordinated Loan Agreement. If any Tranche C term loans are advanced under the Subordinated Loan Facility, the conversion price applicable to such loans may be different than the Tranche A Conversion Price and the Tranche B Conversion Price.

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

On April 10, 2020, the Company received loan proceeds of approximately $1,769,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The PPP Loan and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

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

As noted above, the principal and accrued interest under the Note evidencing the PPP Loan are forgivable after twenty-four weeks as long the Company has used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period. The Company used the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the PPP Loan proceeds will meet the conditions for forgiveness of the PPP Loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the PPP Loan, in whole or in part. In order to obtain full or partial forgiveness of the PPP Loan, the Company must request forgiveness and must provide satisfactory documentation in accordance with applicable Small Business Administration (“SBA”) guidelines. Interest payable on the Note may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the Note. The Company will be obligated to repay any portion of the principal amount of the Note that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.

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

Additionally, beginning during the last week of February 2020 and extending currently, the Company has been experiencing specific COVID-19 associated reductions in sales due to customers requesting to delay specific purchases and/or previously anticipated purchase orders and shipments. A portion of the Company’s customers are either fully or partially closed or operating with reduced staffing levels due in part to a range of government mandates such as shelter-in-place, the closure of non-essential businesses, and other restrictions. This initial short-term reduction in sales began in the range of 15% to 30% week by week deviations from expected/forecasted levels and has now grown to a range of 45% to 55% deviations from expected/forecasted levels. One of our major customers who accounted for approximately 10% of net sales during the three-month period ended March 31, 2020, and who previously informed the Company that pending orders for delivery in May and June were on hold, has more recently advised the Company that a portion of those orders may remain on hold until Q4 2020. It is possible that sales may continue to decline further in future periods during 2020 and beyond, as upticks in cases of COVID-19 continue to be reported around the country, which may result in renewed closures and governmental mandates restricting or further delaying efforts to return to business as usual. While the majority of the Company’s customers remain open for business and have informed the Company of their current intentions to remain open through the current circumstances, or to re-open during Q3 2020, recent spikes in reported COVID-19 cases have resulted in certain customers deferring or delaying previously planned meetings and business discussions. The Company has reacted to these unprecedented circumstances, as many enterprises have had to do over the course of March through July 2020, with a range of actions designed to compensate for anticipated temporary revenue shortfalls, manage the Company’s working capital and minimize the overall financial impact of this disruption, including implementation of exceptional short-term operating expense reductions, employee furloughs and supplier payment renegotiations. The Company has finalized many of these supplier renegotiations and is still in process with other suppliers to allow for payment extensions in some cases and alterations of shipment and receive dates of incoming parts and inventory in other cases.

The Company’s primary long-term obligations are for payment of interest on the MidCap Facility, which expires on October 25, 2022. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $ 130,000 and $263,000 in the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. The Company expects to use cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2020.

During the quarter ended June 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in the Company’s Form 10-K for the year ended December 31, 2019. The below is a material change from the risk factors included in Form 10-K for the year ended December 31, 2019.

We are subject to the continued listing requirements of the NYSE American. If we are unable to comply with such requirements, our common shares would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common shares and subject us to additional trading restrictions.

Our common shares are currently listed on NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public shareholders. In addition to these objective standards, NYSE American may delist the securities of any issuer for other reasons involving the judgment of NYSE American. On June 10, 2020 we received written notification from NYSE American that we are not in compliance with the continued listing standard under Section 1003(a)(iii) of the NYSE American Company Guide ("Company Guide"), which requires a listed company to have stockholders’ equity of at least $6 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. In accordance with NYSE American requirements, we have submitted a plan addressing how we intend to regain compliance with Section 1003(a)(iii) by December 10, 2021, the deadline for us to regain compliance. If NYSE American does not accept our plan, we will be subject to delisting proceedings as specified in the Company Guide. In addition, if the plan is accepted by NYSE American, but we are not in compliance with the continued listing standards by December 10, 2021, or if we do not make progress consistent with the plan, we will be subject to delisting proceedings. We cannot assure you the that NYSE American will accept our plan, or if it does accept our plan, that we will make sufficient progress consistent with the plan or that we ultimately will regain compliance with Section 1003(a)(iii) by December 10, 2021.

If NYSE American delists our common shares from trading on the exchange and we are not able to list our securities on another national securities exchange, we expect our common shares would qualify to be quoted on an over-the-counter market. If this were to occur, we could experience a number of adverse consequences, including:

●	limited availability of market quotations for the common stock;

●	reduced liquidity for our securities;

●	our common shares being categorized as a “penny stock,” which requires brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, the National Securities Markets Improvement Act of 1996 generally preempts the states from regulating the sale of “covered securities.” Our common shares qualify as "covered securities" because they are listed on NYSE American. If our common shares were no longer listed on NYSE American, our securities would not be "covered securities" and we would be subject to regulation in each state in which we offer our securities.

Our financial condition and results of operations have been and may continue to be adversely affected by health events such as the recent Coronavirus or COVID-19 outbreak.

Our business has been materially and adversely affected by the outbreak of the Coronavirus or COVID-19 and may in the future be materially and adversely affected by other epidemics and pandemic outbreaks. The recent outbreak in China of COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries, including the United States, and is impacting domestic and worldwide economic activity. A public health epidemic or pandemic, including COVID-19, poses the risk that the Company or its employees, customers, suppliers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Since being declared a “pandemic”, COVID-19 has interfered with our ability to meet with certain customers and has impacted and may continue to impact many of our customers. There are developments regarding the COVID-19 outbreak on a daily basis that may impact our customers, employees and business partners. As a result, it is not possible at this time to estimate the impact COVID-19 could have on the Company's business. However, the continued spread of COVID-19 and actions taken by our customers, suppliers and business partners, actions we take to protect the health and welfare of our employees, and measures taken by governmental authorities in response to COVID-19 could disrupt our manufacturing activities, the shipment of our products, the supply chain and purchasing decisions of our customers. The Company is experiencing a significant reduction in sales as a result of the decreased business activities of our customers related to the COVID-19 outbreak and it remains unclear when or whether our customers will resume their activities at a level where our sales to them will return to historical levels. In addition, government officials in our region have imposed measures that restrict “non-essential” business activities, and although we are currently considered to be involved in an “essential” business activity, it is possible that those measures or others may be extended to cover “essential” business activities. If such restrictions were to be imposed, it is likely that we would not be able to continue all or a portion of our manufacturing, shipping and billing operations. Similar restrictions affecting the places where our customers do business would likely further reduce their business activities. These and other developments may have a material adverse impact on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index appearing at page 26 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: August 13, 2020	By:	/s/ Edward R Grauch
Edward R. Grauch
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.
10.1	Senior Subordinated Convertible Loan and Security Agreement dated as of April 8, 2020 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.
10.2	Consent and Amendment to Loan Agreement and Loan Documents dated as of April 8, 2020 by and among MidCap Business Credit LLC, Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, and Blonder Tongue Far East, LLC.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.
10.3	Subordination Agreement dated as of April 8, 2020 by and between MidCap Business Credit LLC, the party identified therein as the Junior Creditor, Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, and Blonder Tongue Far East, LLC.	Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.
10.4	Continuing Guaranty of R. L. Drake Holdings, LLC, dated as of April 8, 2020, in favor of the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.
10.5	Patent and Trademark Security Agreement dated as of April 8, 2020 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, and party identified therein as Agent.	Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.
10.6	First Amendment to Senior Subordinated Convertible Loan and Security Agreement	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 27, 2020.
31.1	Certification of Edward R. Grauch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.
101.1	Interactive data files.	Filed herewith.