Form 10-Q
period 2020-09-30
BLONDER TONGUE LABORATORIES INC
filed 2020-11-12
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020.

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

Number of shares of common stock, par value $.001, outstanding as of November 7, 2020: 10,125,180

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited)
	Sep 30,	Dec 31,
	2020	2019
Assets
Current assets:
Cash	$75	$572
Accounts receivable, net of allowance for doubtful accounts of $27 as of both September 30, 2020 and December 31, 2019, respectively	2,009	2,505
Inventories	5,239	8,484
Prepaid benefit costs	89	89
Prepaid and other current assets	789	524
Total current assets	8,201	12,174
Property, plant and equipment, net	437	392
License agreements, net	15	20
Intangible assets, net	969	1,098
Goodwill	493	493
Right of use assets, net	2,604	3,167
Other assets, net	817	1,003
	$13,536	$18,347
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,877	$2,705
Current portion of long-term debt	31	33
Current portion of lease liability	790	751
Accounts payable	2,719	4,313
Accrued compensation	552	397
Income taxes payable	17	26
Other accrued expenses	219	144
Total current liabilities	6,205	8,369
Subordinated convertible debt with related parties	951	-
Lease liability, net of current portion	1,967	2,568
Long-term debt, net of current portion	1,799	47
Total liabilities	10,922	10,984
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares, no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 9,782 and 9,766 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	10	10
Paid-in capital	28,470	28,158
Accumulated deficit	(24,981)	(19,920)
Accumulated other comprehensive loss	(885)	(885)
Total stockholders’ equity	2,614	7,363
	$13,536	$18,347

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$4,171	$5,278	$12,052	$14,797
Cost of goods sold	3,436	3,747	9,529	10,170
Gross profit	735	1,531	2,523	4,627
Operating expenses:
Selling	614	781	1,916	2,253
General and administrative	1,203	1,185	3,551	3,978
Research and development	600	848	1,865	2,291
	2,417	2,814	7,332	8,522
Gain on building sale	-	-	-	7,175
(Loss) earnings from operations	(1,682)	(1,283)	(4,809)	3,280
Other Expense - net	(105)	(51)	(252)	(180)
(Loss) earnings before income taxes	(1,787)	(1,334)	(5,061)	3,100
Provision for income taxes	-	-	-	-
Net (loss) earnings	$(1,787)	$(1,334)	$(5,061)	$3,100
Basic net (loss) earnings per share	$(0.18)	$(0.14)	$(0.52)	$0.32
Diluted net (loss) earnings per share	$(0.18)	$(0.14)	$(0.52)	$0.31
Basic weighted averages shares outstanding	9,771	9,631	9,767	9,583
Diluted weighted averages shares outstanding	9,771	9,631	9,767	9,971

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance at January 1, 2020	9,766	$10	$28,158	$(19,920)	$(885)	$-	$7,363
Net loss	-	-	-	(2,080)	-	-	(2,080)
Stock-based Compensation	-	-	118	-	-	-	118
Balance at March 31, 2020	9,766	10	28,276	(22,000)	(885)	-	5,401
Net loss	-	-	-	(1,194)	-	-	(1,194)
Stock-based Compensation	-	-	93	-	-	-	93
Balance at June 30, 2020	9,766	10	28,369	(23,194)	(885)	-	4,300
Net loss				(1,787)			(1,787)
Exercise of stock options	16		3				3
Stock-based Compensation	-	-	98				98
Balance at September 30, 2020	9,782	$10	$28,470	$(24,981)	$(885)	-	$2,614

Balance at January 1, 2019	9,508	$9	$27,910	$(19,178)	$(832)	$(742)	$7,167
Net earnings	-	-	-	5,325	-	-	5,325
Conversion of subordinated convertible debt	260	-	140	-	-	-	140
Stock-based Compensation	-	-	149	-	-	-	149
Balance at March 31, 2019	9,768	9	28,199	(13,853)	(832)	(742)	12,781
Net loss	-	-	-	(891)	-	-	(891)
Shares issued from treasury stock	(45)	-	(196)	-	-	258	62
Stock-based Compensation	-	-	168	-	-	-	168
Balance at June 30, 2019	9,723	9	28,171	(14,744)	$(832)	(484)	12,120
Net loss	-	-	-	(1,334)	-	-	(1,334)
Shares issued from treasury stock	(67)	1	(310)	-	-	378	69
Stock-based Compensation	-	-	162	-	-	-	162
Balance at September 30, 2019	9,656	$10	$28,023	$(16,078)	$(832)	$(106)	$11,017

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) earnings	$(5,061)	$3,100
Adjustments to reconcile net (loss) earnings to cash used in operating activities:
Gain on building sale	-	(7,175)
Stock based compensation expense	309	479
Depreciation	103	133
Amortization	159	158
Recovery of bad debt expense	-	(26)
Amortization of deferred loan costs	45	109
Non cash interest expense	51	1
Amortization of right of use assets	563	342
Equity based directors’ fees and other non cash compensation		-
Changes in operating assets and liabilities:
Accounts receivable	496	408
Inventories	3,245	(1,739)
Prepaid and other current assets	(265)	(93)
Other assets	141	(806)
Change in lease liability	(562)	(389)
Income taxes payable	(9)	(17)
Accounts payable, accrued compensation and other accrued expenses	(1,364)	512
Net cash used in operating activities	(2,149)	(5,003)
Cash Flows From Investing Activities:
Purchases of property and equipment	(138)	(205)
Proceeds on sale of building	-	9,765
Acquisition of licenses	(25)	(41)
Net cash (used in) provided by investing activities	(163)	9,519
Cash Flows From Financing Activities:
Net repayments of line of credit	(828)	(1,800)
Proceeds from long-term debt	1,769	-
Proceeds from subordinated convertible debt	900	-
Repayments of long-term debt	(29)	(3,037)
Proceeds from exercise of stock options	3	131
Net cash provided by (used in) financing activities	1,815	(4,706)
Net decrease in cash	(497)	(190)
Cash, beginning of period	572	559
Cash, end of period	$75	$369
Supplemental Cash Flow Information:
Cash paid for interest	$169	$100
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$10	$5
Conversion of subordinated convertible debt to common stock		$140
Right of uses assets obtained by lease obligations		$3,917

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

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated interim financial statements include all adjustments, consisting primarily of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results, changes in stockholders’ equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on April 13, 2020. The results of the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period.

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

(b) Earnings (loss) Per Share

Earnings (loss) per share is calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of potential issuances of common shares.

The following table shows the calculation of diluted shares using the treasury stock method:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Weighted average shares used in computation of basic earnings (loss) per shares	9,771	9,631	9,767	9,583
Total dilutive effect of stock options	-	-	-	388
Weighted average shares used in computation of diluted earnings (loss) per share	9,771	9,631	9,767	9,971

The diluted share base excludes the following potential common shares due to their antidilutive effect:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Stock options	1,157	3,021	1,264	2,544
	1,157	3,021	1,264	2,544

If the convertible debt as described in Note 6 below had been converted as of September 30, 2020, an additional 1,632 shares would be outstanding.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

(c) Adoption of Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles—Goodwill and Other (“Topic 350”) Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or financial statement disclosure.

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

(e) Liquidity and Ability to Continue as a Going Concern

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. On March 21, 2020 the Governor of New Jersey declared a health emergency and issued an order to close all nonessential businesses until further notice. As a maker of telecommunication equipment, the Company is deemed to be an essential business. Nonetheless, out of concern for our workers and pursuant to the government order, the Company has reduced the scope of its operations and where possible, certain workers are telecommuting from their homes. While the Company expects this matter to continue to negatively impact its results of operations, cash flows and financial position, the related impact cannot be reasonably estimated at this time.

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. The above factors raised substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2020, the above factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to lower than expected sales due to a slowdown in market activities experienced during the prior fiscal year, the Company implemented a multi-phase cost-reduction program during 2019 which reduced annualized expenses, including a decrease in workforce and a decrease in other operating expenses.

The Company’s primary sources of liquidity are its existing cash balances and the amounts available under the MidCap Facility (as defined in Note 5 below). As of September 30, 2020, the Company had approximately $1,877 outstanding under the MidCap Facility and $1,403 of additional availability for borrowing under the MidCap Facility.

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

The following table presents the Company’s disaggregated revenues by revenue source:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Digital video headend products	$801	$1,292	2,603	$5,482
CPE	1,379	1,498	3,051	2,691
DOCSIS data products	235	884	1,807	1,989
HFC distribution products	599	645	1,769	1,872
Analog video headend products	323	366	838	1,249
NXG	89	91	570	535
Contract manufactured products	28	319	101	393
Transcoders	543	-	937	33
Other	174	183	376	553
	$4,171	$5,278	$12,052	$14,797

All of the Company’s sales are to customers located primarily throughout the United States and Canada.

Note 4 – Inventories

Inventories are summarized as follows:

	September 30, 2020	December 31, 2019
Raw Materials	$1,544	$2,891
Work in process	1,840	1,252
Finished Goods	1,855	4,341
	$5,239	$8,484

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

The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $91 and $133 and $346 and $863 during the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and 2019, respectively.

Note 5 – Debt

On October 25, 2019, the Company entered into a Loan and Security Agreement (All Assets) (the “Loan Agreement”) with MidCap Business Credit LLC (“MidCap”). The Loan Agreement provides the Company with a credit facility comprising a $5,000 revolving line of credit (the “MidCap Facility”). The MidCap Facility matures on the third anniversary of the Loan Agreement. Interest on the amounts outstanding under the Loan Agreement is variable, based upon the three-month LIBOR rate plus a margin of 4.75% (5.00% as of September 30, 2020) subject to re-set each month. All outstanding indebtedness under the Loan Agreement is secured by all of the assets of the Company and its subsidiaries.

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

On April 8, 2020, the Initial Lenders agreed to provide the Company with a Tranche A term loan facility of $800 of which $600 was advanced to the Company on April 8, 2020, $100 was advanced to the Company on April 17, 2020 and $100 of which remains committed and undrawn. The Initial Lenders participating in the Tranche A term loan facility have the option of converting the principal balance of the loan held by each of them, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price equal to the volume weighted average price of the Common Stock as reported by the NYSE American, during the five trading days preceding April 8, 2020 (the “Tranche A Conversion Price”) which was calculated at $0.593. The conversion right was subject to stockholder approval as required by the rules of the NYSE American, which was obtained on June 11, 2020.

On April 24, 2020, the Company, the Initial Lenders, Ronald V. Alterio (the Company’s Senior Vice President-Engineering, Chief Technology Officer) and certain additional unaffiliated investors (the “Additional Lenders,” and, together with the Initial Lenders, the “Lenders”) entered into the First Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder (the “Amendment”). The Amendment provides for the funding of $200 of additional loans under the Subordinated Loan Facility as a Tranche B term loan established under the Subordinated Loan Agreement, with such loans being provided by the Additional Lenders. The Amendment also sets the conversion price of $0.55 (the “Tranche B Conversion Price”) with respect to the right of the Additional Lenders to convert the accreted principal balance of the loans held by each of them into shares of the Company’s common stock. The terms and conditions of the conversion rights applicable to the Initial Lenders and the Additional Lenders are otherwise identical in all material respects, including the terms restricting conversion to an aggregate amount of shares of common stock that would not result in the Company’s non-compliance with NYSE American rules requiring stockholder approval of issuances or potential issuances of shares in excess of the percentage limits specified therein or in an amount that may be deemed to constitute a change of control under such rules. These restrictions terminated as the requisite stockholder approval was obtained on June 11, 2020.

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

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of MidCap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement. During the three and nine months ended September 30, 2020, the Company accrued $28 and $51, respectively of PIK Interest with respect to the Subordinated Loan Facility.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 7 – Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the three-month periods ended September 30, 2020 and 2019, this law firm billed the Company approximately $143 and $123, respectively and during the nine-month periods ended September 30, 2020 and 2019, billed the Company approximately $636 and $398, respectively for legal services provided by this firm. Included in accounts payable on the accompanying unaudited condensed balance sheet at September 30, 2020 and December 31, 2019 is approximately $173 and zero owed to this law firm.

Note 8 – Concentration of Credit Risk

The following table summarizes credit risk with respect to customers as percentage of sales for the three and nine month periods ended September 30, 2020 and 2019:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Customer A	10%	-	10%	10%
Customer B	14%	-	-	-
Customer C	-	11%	-	12%
Customer D	-	17%	-	12%

The following table summarizes credit risk with respect to customers as percentage of accounts receivable:

	September 30,	December 31,
	2020	2019
Customer A	15%	19%
Customer B	16%	-
Customer C	-	17%
Customer D	-	-
Customer E	13%	-
Customer F	-	11%

The following table summarizes credit risk with respect to vendors as percentage of purchases for the three-month and nine-month periods ended September 30, 2020 and 2019:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Vendor A	-	37%	27%	21%
Vendor B	10%	16%	18%	13%
Vendor C	21%	11%	11%	21%

The following table summarizes credit risk with respect to vendors as percentage of accounts payable:

	September 30,	December 31,
	2020	2019
Vendor A	66%	84%

Note 9 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, and office equipment under non-cancellable operating leases at various dates through January 2024. Lease costs and cash paid for the three-month and nine-month periods ended September 30 were as follows:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Lease costs	$186	$161	$563	$342
Cash paid	$187	$160	$562	$389

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Maturities of the lease liabilities are as follows:

For the year ended December 31,	Amount
Amount remaining year ending December 31, 2020	$234
2021	939
2022	901
2023	922
2024	77
Thereafter	-
Total	3,073
Less present value discount	316
Total operating lease liabilities	$2,757

As of September 30, 2020, the weighted average remaining lease term is 3.27 years and the weighted average discount rate used to determine the operating lease liabilities was 6.5%.

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

The Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of approximately $837 for the first year of the Lease with the amount of base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. The Lease was accounted for under ASU 2018-11, Leases (“Topic 842”) as a sale and leaseback.

Note 11 – Subsequent Events

On October 29, 2020, the unaffiliated Additional Investors as described in Note 6, submitted irrevocable notices of conversion under the Tranche B Term Loan. As a result, $175 of original principal and $11 of PIK interest outstanding under the Tranche B Term Loan were converted into 338 shares of Company common stock in full satisfaction of their indebtedness.

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

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The products sold in 2019 comprise primarily Android-based IPTV set top boxes to the Tier 2 and Tier 3 cable and telecommunications service providers. This strategic initiative is designed to secure an in-home position with the Company’s product offerings, more intimate, direct relationships with a wide range of service providers, and increased sales of the Company’s CIE products by the Company’s Premier Distributors to those same service providers. In its first year, the CPE Product initiative achieved sales to over 45 different telco, municipal fiber and cable operators and accounted for approximately 20% of the Company’s 2019 revenues. Sales of CPE products were $1,379,000 and $1,498,000 in the third three months of 2020 and 2019 and $3,051,000 and $2,691,000 in the first nine months of 2020 and 2019, respectively.

The Company has seen a continuing shift in product mix from analog products to digital products and expects this shift to continue. Accordingly, any substantial decrease in sales of analog products without a related increase in digital products or other products could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. Sales of digital video headend products were $801,000 and $1,292,000 and sales of analog video headend products were $323,000 and $366,000 in third three months of 2020 and 2019, respectively. Sales of digital video headend products were $2,603,000 and $5,482,000 and sales of analog video headend products were $838,000 and $1,249,000 in the first nine months of 2020 and 2019, respectively.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high-end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $28,000 and $319,000 in the third three months of 2020 and 2019 and $101,000 and $393,000 in the first nine months of 2020 and 2019, respectively. Sales to VBrick for sub-assemblies were not material in the three months and nine months ended September 30, 2020 or 2019, respectively.

Results of Operations

Third three months of 2020 Compared with third three months of 2019

Net Sales. Net sales decreased $1,107,000, or 21.0%, to $4,171,000 in the third three months of 2020 from $5,278,000 in the third three months of 2019. The decrease is primarily attributable to a decrease in sales of digital video headend products, DOCSIS data products and contract manufacturing products offset by an increase in transcoder products. Sales of digital video headend products were $801,000 and $1,292,000, DOCSIS data products were $235,000 and $884,000, contract manufacturing products were $28,000 and $319,000 and transcoder products were $543,000 and zero in the third three months of 2020 and 2019, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $3,436,000 for the third three months of 2020 from $3,747,000 for the third three months of 2019 but increased as a percentage of sales to 82.4% from 71.0%. The dollar decrease is primarily attributable to lower sales. The increase as a percentage of sales is primarily attributable to sales of lower margin products as part of the Company’s product mix.

Selling Expenses. Selling expenses decreased to $614,000 for the third three months of 2020 from $781,000 in the third three months of 2019 and decreased as percentage of sales to 14.7% for the third three months of 2020 from 14.8% for the third three months of 2019. The $167,000 decrease was primarily the result of a decrease in salaries and fringe benefits due to a decrease in head count of $92,000 and a decrease in advertising and trade show expenses of $60,000.

General and Administrative Expenses. General and administrative expenses increased to $1,203,000 for the third three months of 2020 from $1,185,000 for the third three months of 2019 and increased as a percentage of sales to 28.8% for the third three months of 2020 from 22.5% for the third three months of 2019. The $18,000 increase was primarily the result of an increase in director fees of $68,000 and an increase in legal fees of $60,000 offset by a decrease in salaries and fringe benefits due to a decrease in compensation of $85,000.

Research and Development Expenses. Research and development expenses decreased to $600,000 in the third three months of 2020 from $848,000 in the third three months of 2019 and decreased as a percentage of sales to 14.4% for the third three months of 2020 from 16.1% for the third three months of 2019. This $248,000 decrease is primarily the result of a decrease in consulting fees of $110,000, a decrease in department supplies of $51,000 and a decrease in occupancy costs of $41,000.

Operating (Loss) Earnings. Operating loss of $(1,682,000) for the third three months of 2020 represents an increase from the operating loss of $(1,283,000) for the third three months of 2019. Operating (loss) earnings as a percentage of sales was (40.3)% in the third three months of 2020 compared to (24.3)% in the third three months of 2019.

Other Expense, net. Other expense increased to $105,000 in the third three months of 2020 from $51,000 in the third three months of 2019. The increase is primarily the result of higher interest expense due to higher average borrowing on the MidCap Facility and PIK Interest on the Subordinated Loan Facility.

First nine months of 2020 Compared with first nine months of 2019

Net Sales. Net sales decreased $2,745,000, or 18.6%, to $12,052,000 in the first nine months of 2020 from $14,797,000 in the first nine months of 2019. The decrease is primarily attributable to a decrease in sales of digital video headend products, contract manufacturing products and analog video headend products offset by an increase in sales of transcoder products and CPE products. Sales of digital video headend products were $2,603,000 and $5,482,000, contract manufactured products were $101,000 and $393,000, analog video products were $838,000 and $1,249,000, transcoder products were $937,000 and $33,000 and CPE products were $3,051,000 and $2,691,000 in the first nine months of 2020 and 2019, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $9,529,000 for the first nine months of 2020 from $10,170,000 for the first nine months of 2019 but increased as a percentage of sales to 79.1% from 68.7% The dollar decrease is primarily attributable to reduced sales as well as lower margins relating to CPE products as the Company continued to implement its strategic CPE Product initiative, described above under “General,” which began late in the first quarter of 2019. The increase as a percentage of sales is also attributable to sales of CPE products as part of the CPE Product initiative, as those products have a higher cost of goods sold than the Company’s other products.

Selling Expenses. Selling expenses decreased to $1,916,000 for the first nine months of 2020 from $2,253,000 in the first nine months of 2019 but increased as percentage of sales to 15.9% for the first nine months of 2020 from 15.2% for the first nine months of 2019. The $337,000 decrease was primarily the result of a decrease in salaries and fringe benefits due to a decrease in head count of $277,000, a decrease in department supplies of $130,000 and a decrease in advertising and trade show expenses of $80,000 offset by an increase in occupancy costs of $233,000.

General and Administrative Expenses. General and administrative expenses decreased to $3,551,000 for the first nine months of 2020 from $3,978,000 for the first nine months of 2019, but increased as a percentage of sales to 29.5% for the first nine months of 2020 from 26.9% for the first nine months of 2019. The $427,000 decrease was primarily the result of a decrease in salaries and fringe benefits due to a decrease in compensation of $343,000, a decrease of travel and entertainment of $156,000, and a decrease in consulting fees of $189,000 related to IT outsourcing, offset by an increase in occupancy costs of $88,000 and an increase in legal costs of $113,000.

Research and Development Expenses. Research and development expenses decreased to $1,865,000 in the first nine months of 2020 from $2,291,000 in the first nine months of 2019, but remained constant as a percentage of sales of 15.5% for the first nine months of 2020 and 2019, respectively. This $426,000 decrease is primarily the result of a decrease in salaries and fringe benefits due to reduced head count and a decrease in compensation of $169,000, a decrease in consulting fees of $159,000 and a decrease in occupancy costs of $105,000.

Operating (Loss) Earnings. Operating loss of $(4,809,000) for the first nine months of 2020 represents a decrease from the operating income of $3,280,000 for the first nine months of 2019. Operating loss represents an increase of $914,000 for the first nine months of 2020 from the first nine months of 2019, before giving effect to the gain reported on the building sale of $7,175,000 during the first quarter of 2019. Operating (loss) earnings as a percentage of sales was (39.9)% in the first nine months of 2020 compared to 22.2% in the first nine months of 2019.

Other Expense, net. Other expense increased to $252,000 in the first nine months of 2020 from $180,000 in the first nine months of 2019. The increase is primarily the result of higher interest expense due to higher average borrowing on the MidCap Facility and PIK Interest on the Subordinated Loan Facility.

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, the Company’s working capital was $1,996,000 and $3,805,000, respectively. The decrease in working capital was primarily due to the reduction in inventories and accounts receivable offset by a decrease in accounts payable and the line of credit.

The Company’s net cash used in operating activities for the nine-month period ended September 30, 2020 was $2,149,000 primarily due to a net loss of $5,061,000 offset by a decrease in inventories of $3,245,000. The Company’s net cash used in operating activities for the nine-month period ended September 30, 2019 was $5,003,000, primarily due to non-cash adjustments of $(5,979,000) and an increase in inventories of $1,739,000, offset by net earnings of $3,100,000.

Cash used in investing activities for the nine-month period ended September 30, 2020 was $163,000, of which $138,000 was attributable to capital expenditures and $25,000 was attributable to additional license fees. Cash provided by investing activities for the nine-month period ended September 30, 2019 was $9,519,000, of which $9,765,000 was attributable to proceeds on the sale of the Old Bridge Facility, offset by $41,000 attributable to additional license fees and $205,000 attributable to capital expenditures.

Cash provided by financing activities was $1,815,000 for the first nine months of 2020, which was comprised of proceeds from long term debt of $1,769,000, proceeds from the Subordinated Loan Facility (as described below) of $900,000 and proceeds from the exercise of stock options of $3,000 offset by net repayments of the line of credit of $828,000 and repayments of debt of $29,000. Cash used in financing activities was $4,706,000 for the first nine months of 2019, which was comprised of net repayments of borrowings on the Revolver under the Sterling Facility of $1,800,000, repayments of long-term debt of $3,037,000 offset by proceeds from the exercise of stock options of $131,000.

For a full description of the Company’s senior secured indebtedness under the MidCap Facility and its effect upon the Company’s consolidated financial position and results of operations, see Note 5 – Debt of the Notes to Condensed Consolidated Financial Statements.

The Company’s primary sources of liquidity have been its existing cash balances and amounts available under the MidCap Facility. At September 30, 2020, the Company had approximately $1,403,000 available under the MidCap Facility.

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

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. These factors raised substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2020, the above factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On April 8, 2020, the Initial Lenders agreed to provide the Company with a Tranche A term loan facility of $800,000, of which $600,000 was advanced to the Company on April 8, 2020, $100,000 was advanced to the Company on April 17, 2020 and $100,000 remains committed and undrawn. The Initial Lenders participating in the Tranche A term loan facility have the option of converting the principal balance of the loan held by each of them, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock, at a conversion price equal to the volume weighted average price of the Common Stock as reported by the NYSE American, during the five trading days preceding April 8, 2020 (the “Tranche A Conversion Price”) which was calculated at $0.593. The conversion right was subject to stockholder approval as required by the rules of the NYSE American, and was obtained on June 11, 2020 at the Company’s annual meeting of stockholders.

On April 24, 2020, the Company, the Initial Lenders and Ronald V. Alterio (the Company’s Senior Vice President-Engineering, Chief Technology Officer) and certain additional unaffiliated investors (the “Additional Lenders,” and, together with the Initial Lenders, the “Lenders”) entered into the First Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder (the “Amendment”). The Amendment provides for the funding of $200,000 of additional loans as a Tranche B term loan under the Subordinated Loan Facility established under the Subordinated Loan Agreement, with such loans being provided by the Additional Lenders. The Amendment also sets the conversion price of $0.55 (the “Tranche B Conversion Price”) with respect to the right of the Additional Lenders to convert the accreted principal balance of the loans held by each of them into shares of the Company’s common stock. The terms and conditions of the conversion rights applicable to the Initial Lenders and the Additional Lenders are otherwise identical in all material respects, including the terms restricting conversion to an aggregate amount of shares of common stock that would not result in the Company’s non-compliance with NYSE American rules requiring stockholder approval of issuances or potential issuances of shares in excess of the percentage limits specified therein or in an amount that may be deemed to constitute a change of control under such rules. These restrictions terminated as the requisite stockholder approval was obtained on June 11, 2020 at the Company’s annual meeting of stockholders.

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

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of MidCap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement.

On October 29, 2020, certain unaffiliated Additional Investors as described above, submitted irrevocable notices of conversion under the Tranche B Term Loan. As a result, $175,000 of original principal and $11,000 of PIK interest under the Tranche B Term Loan were converted into 338,000 shares of Company common stock in full satisfaction of their indebtedness

On April 10, 2020, the Company received loan proceeds of approximately $1,769,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The PPP Loan and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

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

Additionally, beginning during the last week of February 2020 and extending currently, the Company has been experiencing specific COVID-19 associated reductions in sales due to customers requesting to delay specific purchases and/or previously anticipated purchase orders and shipments. A portion of the Company’s customers are either fully or partially closed or operating with reduced staffing levels due in part to a range of government mandates or corporate policies such as shelter-in-place, the closure of non-essential businesses, and other restrictions. This initial short-term reduction in sales began in the range of 15% to 30% week by week deviations from expected/forecasted levels in March and then grew to a range of 45% to 55% deviations from expected/forecasted levels during the April to August time period. One of our major customers who accounted for approximately 10% of net sales during the three-month period ended March 31, 2020, and who previously informed the Company that pending orders for delivery in May and June were on hold, has more recently advised the Company that a portion of those orders may remain on hold until Q4 2020. It is possible that sales may continue to decline further in future periods during 2020 and beyond, as upticks in cases of COVID-19 continue to be reported around the country, which may result in renewed closures and governmental mandates restricting or further delaying efforts to return to business as usual. While the majority of the Company’s customers remain open for business and have informed the Company of their current intentions to remain open through the current circumstances, and despite a portion of the Company’s customers having reopened during Q3 2020, recent spikes in reported COVID-19 cases have resulted in certain customers deferring or delaying previously planned meetings and business discussions. The Company has reacted to these unprecedented circumstances, as many enterprises have had to do over the course of March through October 2020, with a range of actions designed to compensate for anticipated temporary revenue shortfalls, manage the Company’s working capital and minimize the overall financial impact of this disruption, including implementation of exceptional short-term operating expense reductions, such as temporary manufacturing shut-downs, employee furloughs and supplier payment renegotiations. The Company has finalized several supplier renegotiations and is still in process with other suppliers to allow for alterations of shipment and receive dates of incoming parts and inventory in other cases.

The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $ 138,000 and $263,000 in the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. The Company expects to use cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2020.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are subject to the continued listing requirements of the NYSE American. If we are unable to comply with such requirements, our common stock would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

Our common stock is currently listed on NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public shareholders. In addition to these objective standards, NYSE American may delist the securities of any issuer for other reasons involving the judgment of NYSE American. On June 10, 2020 we received written notification from NYSE American that we are not in compliance with the continued listing standard under Section 1003(a)(iii) of the NYSE American Company Guide (“Company Guide”), which requires a listed company to have stockholders’ equity of at least $6 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. In accordance with NYSE American requirements, we have submitted a plan addressing how we intend to regain compliance with Section 1003(a)(iii) by December 10, 2021, the deadline for us to regain compliance.

On August 27, 2020, we received notice that our plan to regain compliance with Section 1003(a)(iii) of the Company Guide had been accepted and that we had been granted a plan period through December 10, 2021. As a result, the listing of our common stock on NYSE American is being continued during the plan period pursuant to an extension. However, during the plan period we will be subject to periodic review by NYSE Regulation staff, including quarterly monitoring, to determine if we are making progress consistent with the plan. If we are not in compliance with the continued listing standards by December 10, 2021, or if NYSE Regulation determines that we are not making sufficient progress consistent with our plan, delisting proceedings will be instituted against us, as appropriate.

Due largely to the continuing effects of the COVID-19 pandemic, we did not meet certain elements of the near-term milestones we had included as part of the compliance plan we submitted to the NYSE American. As a result, it is possible that NYSE Regulation will determine that we are not making sufficient progress consistent with our plan and may request that we submit a revised plan or may initiate delisting proceedings against us. We cannot assure you that we will make sufficient progress to regain compliance with Section 1003(a)(iii) by December 10, 2021 under our initial plan or any revision we make to such plan or that NYSE Regulation will accept any revisions we propose to make to our initial plan, or that delisting proceedings may not be instituted against us based on our not meeting certain elements of the near-term milestones we had included as part of the compliance plan we submitted. If delisting proceedings are instituted against us, we would have the right to appeal any delisting determination.

If NYSE American delists our common stock from trading on the exchange and we are not able to list our securities on another national securities exchange, we expect our common stock would qualify to be quoted on an over-the-counter market. If this were to occur, we could experience a number of adverse consequences, including:

●	limited availability of market quotations for the common stock;

●	reduced liquidity for our securities;

●	our common stock being categorized as a “penny stock,” which requires brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, the National Securities Markets Improvement Act of 1996 generally preempts the states from regulating the sale of “covered securities.” Our common stock qualify as “covered securities” because they are listed on NYSE American. If our common stock were no longer listed on NYSE American, our securities would not be “covered securities” and we would be subject to regulation in each state in which we offer our securities.

Our financial condition and results of operations have been and may continue to be adversely affected by health events such as the recent Coronavirus or COVID-19 outbreak.

Our business has been materially and adversely affected by the outbreak of the Coronavirus or COVID-19 and may in the future be materially and adversely affected by other epidemics and pandemic outbreaks. COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries, including the United States, and is impacting domestic and worldwide economic activity. A public health epidemic or pandemic, including COVID-19, poses the risk that the Company or its employees, customers, suppliers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Since being declared a “pandemic”, COVID-19 has interfered with our ability to meet with certain customers and has impacted and may continue to impact many of our customers. There are developments regarding the COVID-19 outbreak on a daily basis that may impact our customers, employees and business partners. As a result, it is not possible at this time to estimate the duration or the scope of the impact COVID-19 could have on the Company’s business. However, the continued spread of COVID-19 and actions taken by our customers, suppliers and business partners, actions we take to protect the health and welfare of our employees, and measures taken by governmental authorities in response to COVID-19 could disrupt our manufacturing activities, the shipment of our products, the supply chain and purchasing decisions of our customers. The Company has experienced and is continuing to experience a significant reduction in sales as a result of the decreased business activities of our customers related to the COVID-19 outbreak and it remains unclear when or whether our customers will resume their activities at a level where our sales to them will return to historical levels. In addition, government officials in our region have imposed measures that restrict “non-essential” business activities, and although we are currently considered to be involved in an “essential” business activity, it is possible that those measures or others may be extended to cover “essential” business activities. If such restrictions were to be imposed, it is likely that we would not be able to continue all or a portion of our manufacturing, shipping and billing operations. Similar restrictions affecting the places where our customers do business would likely further reduce their business activities. These and other developments may have a material adverse impact on our business.

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

BLONDER TONGUE LABORATORIES, INC.

Date: November 12, 2020	By:	/s/ Edward R Grauch
Edward R. Grauch
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.

10.1	Form of Deferred Compensation Agreement for certain Executive Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 14, 2020.

10.2	Second Amended and Restated Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 14, 2020.

10.3	Amendment No. 1 to Second Amended and Restated Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.4	Third Amended and Restated Director Stock Purchase Plan.	Filed herewith.

10.5	Amendment No. 1 to Third Amended and Restated Director Stock Purchase Plan.	Filed herewith.

10.6	Amendment No. 2 to 2016 Director Equity Incentive Plan.	Filed herewith.

10.7	Amendment No. 3 to 2016 Employee Equity Incentive Plan.	Filed herewith.

31.1	Certification of Edward R. Grauch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.

101.1	Interactive data files.	Filed herewith.