Form 10-K
period 2020-12-31
BLONDER TONGUE LABORATORIES INC
filed 2021-03-25
CIK 1000683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020,

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ to ___________

Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of Exchange on which registered
Common Stock, Par Value $.001	BDR	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020: $3,323,352

Number of shares of common stock, par value $.001, outstanding as of March 24, 2021: 11,874,045

Documents incorporated by reference: None

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

Introduction

Blonder Tongue, with its subsidiary R. L. Drake Holdings, LLC (“Drake”), is a technology research and development (“R&D”) company with U.S.-based manufacturing, that delivers a wide range of products and services to major telecommunications, cable and fiber optic service delivery operators, as well as broadcasters and media production companies. For over 70 years, Blonder Tongue Labs and Drake Digital products have provided the latest technology for telecom company Central Offices (COs), cable operator headends, broadcaster studios (together “Telecom”), as well as to lodging/hospitality, multi-dwelling units/apartments (“MDU”) and a range of business to business (“B-B”) customers at a wide range of locations including university campuses, healthcare/hospitals, fitness centers, government facilities, military bases, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. These applications are also variously described as commercial, institutional, and/or enterprise environments and will be referred to herein collectively as “CIE.” The customers we serve also include business entities distributing and installing private data delivery, broadband and video networks in these environments, including the world’s largest cable television operators, telecommunications providers and satellite providers, as well as integrators, architects, engineers or the next generation of Internet Protocol Television (“IPTV”) streaming video service providers.

The Company continues to be focused on the needs of an expanding group of customers, providing high quality, ultra-high reliability technology products to meet their needs and supporting those products following deployment. For over 70 years Blonder Tongue has provided innovative solutions based on continually advancing technology. Since its founding, Blonder Tongue has continued to keep abreast of evolving technologies, from analog to digital television, Hybrid-Fiber Coax (“HFC”) networks with Quadrature Amplitude Modulation (“QAM”) edge devices, High Definition (“HD”) and Ultra HD (“4K”) and (“UHD”) encoding and transcoding, IPTV processing and distribution, multiscreen Adaptive Bit Rate (“ABR”) technologies and high-speed data delivery technologies.

The cable and telecommunications markets have reacted quickly to consumer demands for additional services by integrating multiple technologies into existing networks, providing consumers with high speed internet access in addition to enhanced video offerings. Today, video offerings have expanded from traditional broadcast linear delivery to the living room TV to live streaming to any device in your home or on the go. Traditional TV content is now available in any format to be viewed on tablets, mobile phones, computers or gaming consoles. CIE and IPTV service providers are migrating their video-on-demand (“VOD”) architecture to IPTV, and a multiscreen ecosystem. Service operators and CIE businesses are upgrading their networks to have the capability to deliver 4K video resolution content to TVs and adding the capability of IPTV streaming to additional, normally small screens, thereby expanding viewer access to HD content on any IP-connected devices. The infrastructure requirements to enable IP streaming with a wide variety of resolutions and ABR bit rates provides the Company with an opportunity to market and sell its expanded IP streaming encoders and digital product lines.

Both the IPTV and CIE markets are forecast to grow over the next few years. The IPTV market was valued at $72.24 billion in 2019 and is expected to reach $194.21 billion by 2026; a CAGR of 17.89%. The CIE market segments that the Company serves have been focused on the migration to IPTV networks. The Company has expanded its video product line portfolio to address the growth of IP streaming. The Company has collaborated with large telecommunications operators and with leading cable television (“CATV”) Multiple System Operators (“MSOs”) to produce new cost-effective video encoder and transcoder products for IP support of both traditional broadcast and Public Education Government (“PEG”) video content. The company has also been involved recently in initiatives for regional content acquisition for backhaul, ingest and redistribution from centralized facilities using modern IP, IPTV and CDN video distribution architectures, these technologies taken together are referred to as Over The Top or “OTT”. In 2018, the Company introduced the NeXgen Gateway (“NXG”) digital video signal processing platform to specifically address the service provider challenges of migrating from traditional CATV HFC based topologies and technologies to Internet Protocol (“IP”) and IPTV based topologies and technologies. As the industry has begun to adopt UHD and 4K and High Efficiency Video Coding (“HEVC”) encoding, the Company has begun to produce products to support these emerging requirements. IPTV growth worldwide is projected to result in 397 million subscribers by 2025. NXG sales were $705,000 in 2020 and $913,000 in 2019, respectively.

In January 2020, the Company began implementing a strategic plan to improve operating results and increase shareholder value. This plan consists of:

○	Adapting operating expenses in line with expected revenue and income levels

○	Focusing R&D on short-term high confidence opportunities with compelling ROI

○	Expanding sales and marketing efforts directly to service operators

○	Streamlining manufacturing operations and simplifying product offerings, and

○	Increasing gross margins.

The Company has entered into and/or renewed several agreements through which it has acquired rights to use and incorporate certain proprietary technologies in its digital encoder, transcoder and NXG lines of products, including:

1.	Widevine / Google LLC, DRM License Agreement for content partners and OEMs (Google LLC).

2.	Verimatrix ViewRight IPTV and ViewRight IPTV Professional License to Distribute, License to Integrate and Client Integration Agreement.

3.	Implementation and System License Agreement with Dolby Laboratories Licensing Corporation (“Dolby Labs”) for Dolby Digital Plus Professional Encoder, 5.1 and 2 channel licensed technology.

4.	License Agreement with LG Electronics as a Pro:Idiom content Protection System Manufacturer.

5.	Ownership from the Motion Picture Experts Group of an MPEG-2 4:2:2 Profile High Level Video Encoder IP core.

The Widevine / Google LLC License Agreement grants the Company the right to manufacture, label and sell professional Digital Rights Management (“DRM”) enabled products that include certain Widevine DRM technologies.

The Verimatrix ViewRight IPTV, ViewRight IPTV Professional License to Distribute, License to Integrate and Client Integration Agreement grants the Company the right to integrate the Company’s products with Verimatrix ViewRight IPTV and ViewRight IPTV Professional DRM technologies and to sell and distribute the resulting integrated products to Service Operator customers that hold Verimatrix licenses to deploy the associated DRM technologies.

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

The Pro:Idiom digital technology platform provides the hospitality market with a robust, secure DRM system, ensuring rapid, broad deployment of HD television (“HDTV”) and other high-value digital content to licensed users in the lodging industry. Lodging industry leaders such as World Cinema Inc. have licensed the Pro:Idiom DRM system. A growing number of content providers have demonstrated their acceptance of Pro:Idiom by licensing their HD content for delivery by Pro:Idiom licensees.

The MPEG-2 Encoder IP core has a unique compression engine capable of creating HD MPEG-2 real-time encoding of a single channel of 1080i/720p/480i video. The use of this real-time encoding technique enables the Company to provide broadcast MPEG-2 HD and SD encoding. MPEG-2 is widely used as the format of digital television signals that are broadcast by terrestrial (over-the-air), cable, and direct broadcast satellite TV systems. The Company’s revenues for digital encoders were $2,698,000 in 2020 and $4,044,000 in 2019.

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

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The products sold in 2019 comprise primarily Android-based IPTV set top boxes targeted to the Tier 2 and Tier 3 telecommunications and fiber optics based service providers. Total CPE product sales, including product accessories and replacement parts, were $4,165,000 in 2020 and $3,977,000 in 2019.

The Company’s manufacturing is located primarily in its facility in Old Bridge, New Jersey (the “Old Bridge Facility”) with a small portion of overall product production supported by key contract manufacturers located in Ohio, Taiwan, South Korea and the People’s Republic of China (“PRC”). The Company currently manufactures the large majority of its digital products, including the latest NXG and other digital signal processing product models at its Old Bridge, New Jersey Facility. Since 2007 the Company has been manufacturing certain high- volume, labor intensive products, including certain of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. The Company does not currently anticipate the transfer of any additional products to the PRC for manufacture. Since 2019 the Company also has been manufacturing certain high-volume, labor intensive products in Taiwan and South Korea. This product mix represents a small percentage of the Company’s revenue but allows the Company to benefit from relatively favorable tariff policies. Since 2021, the Company has begun outsourcing a small percentage of product-specific manufacturing to a contract manufacturer in Ohio. Manufacturing products at the Company’s Old Bridge Facility and in Ohio, the PRC, Taiwan and South Korea enables the Company to realize cost reductions and, with regard to Ohio, Taiwan and South Korea, favorable tariff treatment while maintaining a competitive position and time-to-market advantages.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high-end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $145,000 and $602,000 in 2020 and 2019, respectively. Sales to VBrick for sub-assemblies were not material in 2020 or 2019.

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

Strategy

Telecom

The primary end locations of the Company’s products has evolved to focus on Telco COs, cable operator headends, and local content ingest locations for Telco, Cable and Fiber Optic based service operators. We provide a wide range of products to meet the special needs of these applications, and we serve many types of customers, from large Telco and Cable companies to distribution channels, integrators and private contractors. We sell to those companies installing or distributing video and data delivery products including:

●	Telephone and fiber optics telecommunications operators (both large and small) that design, package, install and in most cases operate, upgrade and maintain the systems they build; Cable system operators (both large and small) that design, package, install and in most instances operate, upgrade and maintain the systems they build;

●	Television broadcasters and video production facilities that create signals for redistribution and require digital encoding, transcoding, transmission and encryption/security technology;

●	Telephone, fiber optics, and cable based telecommunications operators who deploy their services in the Lodging, Hospitality and Assisted Living Markets; and

●	Commercial/Institutional/Enterprise system operators that operate, upgrade, and maintain the systems that are in their facilities, or contractors that install, upgrade and maintain these systems in a wide variety of applications.

The key to proactively responding to the evolving needs of the foregoing Telecom environment is to build a suite of product solutions that are optimized for the operator’s existing infrastructure, as well as future strategy. Operators look for the following features when selecting technology:

●	Versatility for Now, providing multiple source inputs and different output formats, including simultaneous IPTV, QAM, and NTSC analog television capability. OTT technology support, off-air local program ingest, locally generated content, and national broadcasts can all be viewed on televisions via coax, as well as on desktops and other connected devices via an IP network. This allows operators to expand the reach of their video without having to run additional cable throughout a facility and optimize the use of coax and/or IP infrastructures.

●	Flexibility for the Future, recognizing that even if an operator is not utilizing both IPTV, QAM and NTSC analog outputs today, these features may be needed tomorrow. Operators seek to choose scalable technology that can keep up with advances in system architecture and allow them to best leverage existing data and WiFi infrastructure, without overburdening it. This includes considerations for TV Everywhere (bring your own content/device) as well as Ultra-HD and 4K resolution television.

●	Affordability, identifying high-quality, cost-effective, innovative solutions with a strong performance-to-cost ratio, is the key to ensure that the service provider can offer a competitively priced package to their residential, business and enterprise customers by focusing on the features required and its management, including remote setup, monitoring and diagnostics through an IP interface and potentially providing a hot spare, hot swap or automatic failover capability.

The functions and features of the Blonder Tongue NXG and Clearview product lines are specifically targeted to deliver comprehensive and cost-effective solutions to all the market needs described in the forgoing paragraphs.

A key component of the Company’s growth strategy is to leverage its reputation across a comprehensive product line, offering one-stop-shop convenience to the telco, cable, fiber optic, broadcast and professional markets and deliver products having a high performance-to-cost ratio. The Company has historically enjoyed, and continues to enjoy, a leading position in specific portions of the Telecom market segments that it serves.

CIE

The CIE portion of the Company’s business has been set at lower priority for R&D and sales since March of 2020 and the onset of the COVID pandemic due to the exceptional impacts of the pandemic on that market segment. The ongoing evolution of the Company’s product lines focuses on the increased needs created in the digital space by digital video, IPTV, HDTV and 4K signals, and the transport of these signals over state-of-the-art broadband, ethernet, WiFi and fiber optic networks. The Company will renew R&D and sales efforts in this market segment as the CIE markets recover in the future.

CPE

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The products sold in 2019 comprise primarily Android-based IPTV set top boxes to the Tier 2 and Tier 3 cable and telecommunications service providers. This remains an important strategic initiative, designed to secure an in-home position with the Company’s product offerings, and direct relationships with a wide range of service providers, and increased sales of the Company’s Telecom and CIE products by the BT Premier Distributors to those same service providers. In its first 2 years, the CPE Product initiative achieved sales to over 75 different telco, municipal fiber and cable operators and accounted for approximately 25% and 20% of the Company’s 2020 and 2019 revenues, respectively, although its contribution to net income has not had a material impact on the Company’s performance.

Markets Overview

For the last 40 years, the television industry has been dominated by traditional cable operators, who subsequently expanded into high-speed internet and telephony services and are currently estimated to have 43.9 million video subscribers in the U.S. market. The penetration of wireless and direct-broadcast satellite (“DBS”) (such as DIRECTV® and DISH Network®) in the video market, while reduced, still has a combined subscriber count of approximately 21.8 million. Telephone companies (i.e. Verizon and AT&T) also compete with cable operators for services on a national level, delivering video, high-speed internet and telephony services direct to the home or to the curb with an estimate of over 7.9 million video subscribers.

With IPTV technology comes additional market pressures and opportunities. First, there is the matter of alternative TV services riding OTT on existing high-speed data infrastructures, where the delivered video is not part of the service provider’s own video content or service. Examples include Web-delivered video such as Netflix, Hulu and Apple TV. Cable, satellite and telco service providers have been innovating to provide additional service offerings to compete with lower cost OTT television providers (subscribers exceeding 300 million globally). In addition, content providers such as Disney, NBC, HBO, SHOWTIME and CBS have deployed their own streaming services, without requiring a cable TV subscription. Streaming service subscribers are now larger in count than cable, DBS and telco TV subscribers. With the advent of “TV Everywhere”, where video is displayed not only on the traditional television, but also on personal computers and mobile devices, service providers are trying to tackle not only technological challenges associated with these offerings, but also content management and customer authentication. The idea that the consumer is at the center, and not the hardware or the network, is revolutionizing how video (and media) content is delivered.

The long-term implications of these developments are increased competition for the provision of services and a trend toward delivery of these services using IP technologies over the open internet and IPTV technologies over private networks. This continuing major market transition has resulted in changing consumer expectations, placing the residential video delivery networks, business-to-business, lodging and institutional markets under pressure to install new infrastructure and upgrade existing networks. Each sub market mentioned above has different network upgrade cycles, but to remain competitive the Company has been and must continue to increase its product offerings for digital television, IP and IPTV technologies, encoding, decoding and transcoding, and support of a wider range of digital media delivery applications.

Cable Television

Most cable operators, large and small, have built networks with various combinations of fiber optic and coax cable to deliver television, internet and telephone services on one drop cable. Cable television deployment of fiber optic trunk has been completed in effectively all existing systems. The HFC network architecture is employed to provide digital video, OTT, HDTV, IPTV, high speed internet, and digital telephone service. With the adoption of new technology developed by CableLabs®, the cable industry is using “edge” devices, node splitting and digital video switching to increase both services and subscriber capacity from each existing node as well as lowering the cost to create new nodes in their deployment architectures, to accommodate IPTV offerings in both residential and B-B market deployments. All of these networks are potential users of our product offerings.

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

International

The Company has authorized distributors and sales agents in various locations outside the United States, but the Company primarily manufactures products for sale in the USA and North America. Historically, international sales have not materially contributed to the Company’s revenue base. Additionally, in early 2020, the Company began to fulfill small quantities of DOCSIS modem orders and CMTS sales for several overseas markets. This new line of business by itself is not expected to have any material impact on the Company’s overall performance.

Additional Considerations

The evolution of technology with respect to video, internet and telephone services continues at a rapid pace. Cable TV’s QAM video continues to compete with DIRECTV® and EchoStar’s DBS service and cable modems compete with digital subscriber lines and fiber-to-the-home offered by regional telephone companies. Telephone companies are building national fiber optic networks and are delivering video, internet and telephone services directly to the home over fiber optic cable, and digital telephone is being offered by cable companies and others in competition with traditional phone companies. The convergence of data and video communications continues, wherein computer and television systems merge. This merging of technologies is extending services and content delivery to mobile smart phone devices and tablet computers with over-the-air data delivery competing with cable-delivered services.

Larger MSOs have transitioned or are in the process of transitioning to all-digital platforms (and in most instances based upon the MPEG-4/H.264 codec technology). Satellite DBS television, digitally compressed programming and IP delivery require headend products, set-top decoding receivers, or digital terminal adapters, to convert the transmitted signals back to analog or HDMI format so that they may be viewed on television sets. The split of analog and digital offerings provided to customers varies as a function of the size of the operator and their deployment strategy. For example, the majority of private cable and other smaller service providers continue to deliver an analog television signal on standard channels to subscribers’ television sets using headend products at some distribution point in their networks or employ set-top boxes or digital terminal adapters at each television set.

Key Products

Blonder Tongue’s products can be separated according to function and technology. Five key categories account for the majority of the Company’s revenue – NXG and other Digital Video Headend, Analog Video Headend, HFC Distribution, DOCSIS Data and CPE products:

●	NXG Digital Video Headend Products were introduced by the Company in 2018 and were a culmination of the Company’s product development efforts of a next-generation-enterprise series of products and solutions.

NXG is a powerful, two-way, forward-looking digital video signal processing platform and series of modular add-on products that are ideal for delivering the next generation of entertainment services for residential and enterprise applications; including IPTV format conversion and simulcast use cases, education, MDU, healthcare, business parks, institutions, hospitality, cruise ships, and professional sports venues. The goals of NXG are to addresses the service provider challenges of (a) migrating from traditional CATV transmission, such as fiber and coaxial cable, to fully IP-based transmission and delivery, and (b) migrating from traditional content protection, such as Commscope/Arris DigiCipher®, Cisco PowerKEY®, Verimatrix® CAS, and LG Pro:Idiom®, to IP-based digital rights management (“IP-DRM”) - content protection systems of the future, such as Adobe DRM®, Verimatrix-M®, Widevine®, PlayReady®, and IP Pro:Idiom®. In order to accomplish those goals, NXG was designed to be an anything-in to anything-out solution. Based on key customer guidance and the Company’s research and development effort, NXG is a 100% fully modular, passive-back-plane-based product that enables the service providers to (a) easily and seamlessly accomplish the migration described in the forgoing, and (b) cost effectively and seamlessly address what may become any future, unforeseen, prospective transmission, and content protection migrations. Unlike many competing products, in NXG, all “active” electronic components reside in their respective modules. There are no active components in either the rack-chassis or backplane which brings the benefits of ultra-high reliability, flexibility and future adaptability to as yet unknown use-cases. In addition, the Company’s plan is for the functionality of all of the standalone key signal processing products described in both the foregoing and following paragraphs are to be, over time, migrated and subsumed as modular optional features supported by the NXG product line. The Company’s NXG Products accounted for approximately 4% and 5% of the Company’s revenues in 2020 and 2019, respectively, with an overall decrease of $208,000 year-over-year, with the decrease due primarily to the effects of the COVID pandemic since Q2 2020.

●	Digital Video Headend Products are used by a system operator for acquisition, processing, compression, encoding and management of digital video. The headend is the center of a digital television system. It is the central location where multiple programs are received and, through additional processing, allocated to specific channels for digital distribution. Blonder Tongue continues to expand its Digital Video Headend Product offerings to meet the evolving needs of its customers, which is expected to continue for years to come. We offer a broad line of 4K/UHD, HD and SD, MPEG-2, MPEG-4/H.264, and HEVC/H.265 capable encoders and transcoders optimized for Telecom customers and environments. One example is a line of enhanced encoders optimized for the extreme demands of broadcasting live sports, another is a cost-effective MPEG-2/H.264 encoder for IP support of PEG channels tailored to receive and groom regional content and deliver it across the open internet to centralized locations for ingest into OTT / CDN and other distribution systems . Yet another is a new highly cost-effective bulk IP to IP Transcoder that supports 24 channels of format and rate conversion in a single Rack Unit (1RU) size and corrects digital television compatibility issues. IP interfaces have been added to a wide range of products to help in the migration to IPTV. One such example is the AQT8-B, a multichannel 8VSB/QAM-IP transmodulator that receives up to 64 programs of off-air broadcast signals over 8 different frequencies and transmodulates them for output on both coax and IP distribution networks. Other lines of digital products provided by Blonder Tongue and Drake include our Edge QAM devices, Satellite Quadrature Phase Shift Key (“QPSK”) and Eight Phase Shift Key (“8PSK”) to QAM transmodulators.

Encoders accept various input sources (analog and/or digital) and output digitally encoded 4K, UHD, HD or SD video in various output formats such as Asynchronous Serial Interface (“ASI”), IP or QAM. ASI is a streaming data format which carries the MPEG-2 Transport Stream. The IP output format allows operators to stream video over private data networks with greater reliability and content security. The QAM outputs can be used for digital video distribution over typical private coax and HFC networks to serve a variety of Telecom environments (i.e. CO’s, headends, stadiums, broadcast and cable television studios, hospitals, university campuses, etc.). As a complement to this encoder line, Blonder Tongue also provides digital QAM multiplexers which take multiple inputs (ASI or 8VSB/QAM) and delivers a single multiplexed QAM output, thereby optimizing the HD channel lineup by preserving bandwidth. The Company’s QAM output MPEG-2 encoders have a low latency feature and superior motion optimization for fast-paced sporting events, which is ideal for live sporting events within a stadium or arena. The Company’s new Clearview transcoder product line supports high density highly cost-effective bulk re-encoding functions to support a wide range of service operator use-cases such as creating digital television universal reception of signals, professional Dolby® audio encoding and format conversions, or conversion of broadcast to IPTV expected video formats.

ATSC/QAM-IP transmodulator series of products (“AQT8”) allow the user to create a customized line up from off-air and/or cable feeds for coax IP distribution. The customizable IP output contains multiple programs with a combination of single and multiple transport streams, from multiple RF input sources. The unique MPEG-2 transport systems information tables associated with each of the selected input programs are transferred to the IP outputs. This means the virtual channel numbers and program names on the IP outputs can be the same as their RF program input sources. The Company’s AQT8 products enable the user to modify the metadata, including PSIP parameters, such as the Program ID, Program #, Short Name, Major Ch., and Minor Ch. Information, to provide a customized IP program delivery solution. The AQT8-IP features Emergency Alert System (“EAS”) program switching through either an ASI or IP format EAS input and terminal block contacts for triggering.

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

Digital Video Headend Product use continues to expand in all of the Company’s primary markets, bringing more advanced technology to consumers and operators. It is expected that this area will continue to be a major component of the Company’s business. The Company’s Digital Video Headend Products accounted for approximately 22% and 34% of the Company’s revenues in 2020 and 2019, respectively, with an overall decrease of $3,107,000 year-over-year.

●	Transcoder Products convert video files from one codec compression format to another to allow the video to be viewed across different platforms and devices. The Company’s Transcoder Products accounted for approximately 9% and zero of the Company’s revenues in 2020 and 2019, respectively, with an overall increase of $1,472,000 year-over-year.

●	Analog Video Headend Products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Among the products offered by the Company in this category are prefabricated headends to accommodate legacy analog TV systems, modulators, demodulators, and processors. The Company’s Analog Video Headend Products accounted for approximately 8% of the Company’s revenues in both 2020 and 2019, with an overall decrease of $300,000 year-over-year.

●	HFC Distribution Products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Among the products offered by the Company in this category are broadband amplifiers, directional taps, splitters and wall outlets for coax distribution and fiber optic transmitters, receivers (nodes), and couplers. In cable television systems, the HFC distribution products are either mounted on exterior utility poles or encased in pedestals, vaults or other security devices. In CIE systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coax cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company’s HFC Distribution Products accounted for approximately 13% of the Company’s revenues in both 2020 and 2019, respectively, with an overall decrease of $376,000 year-over-year.

●	DOCSIS Data Products give service providers, integrators, and premise owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU’s, and college campuses using IP technology. Among the products offered by the Company are CMTS and CM. The Company’s DOCSIS Data Products accounted for approximately 14% and 14% of the Company’s revenues in 2020 and 2019, respectively, with an overall decrease of $590,000 year-over-year.

●	CPE Products are comprised mainly of Android-based IPTV set top boxes sold to the Tier 2 and Tier 3 cable and telecommunications service providers for use in mainstream residential services to consumer households. The Company began selling CPE Products in 2019. The Company’s CPE Product initiative achieved sales to over 45 different telco, municipal fiber and cable operators and accounted for approximately 25% and 20% of the Company’s revenues in 2020 and 2019, respectively, with an overall increase of $188,000 year-over-year.

●	Other Products. There are a variety of other products that the Company sells to a lesser degree, either to fill a customer need or where sales have reduced due to changes in Company direction, technology, or market influences. Sales of products in these categories contributed less significantly to the Company’s revenues in 2020 and 2019 and are expected to remain this way for 2021. These products include:

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

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products to accommodate customer demand for greater capability, (iii) license new technologies, (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources and (v) acquire complementary products incorporating technology from third parties allowing internal resources to focus on higher-value strategic areas of research and development. Research and development projects are often initially undertaken at the request of or in an effort to address the particular needs of the Company’s customers and customer prospects, with the expectation or promise of substantial future orders. Projects may also result from new technologies that become available, or new market applications of existing technology. In the new product development process, the vast experience of the Company’s engineering group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace. Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and lowering production costs. This building block philosophy of research and development has recently been expanded upon since fourth quarter 2018 with several new hardware designs each yielding 3, 4 or even 5 different product models based on a single common design yielding the Company improved engineering cost efficiencies. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties or customized derivative product development. The Company will also license technology if it can obtain technology more quickly, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party. There were 16 employees involved in the technical product definition, technology systems architecture and research and development departments of the Company at December 31, 2020, distributed among the Company’s operating locations.

Marketing and Sales

Blonder Tongue markets and sells its products for use in a wide range of IPTV and other Telecom and CIE markets, including with municipal fiber optic operators, traditional cable television, telco, MDU, lodging/hospitality, and institutional settings (schools, hospitals and prisons). The Company also sells into a multitude of niche CIE markets such as sports arenas and the cruise ship industry. Sales are made directly to customers by the Company’s internal sales force, as well as through Blonder Tongue Premier Distributors. The Company instituted its Premier Distributor Program in 2007, through which a limited group of larger distributors who stock a significant amount of the Company’s products in their inventory are given access to a special purchase incentive program allowing them to achieve volume price concessions measured on a year-to-year basis. Sales to the Company’s Premier Distributors accounted for approximately 29% and 35% of the Company’s revenues for 2020 and 2019, respectively. These Premier Distributors serve multiple markets. Direct sales to telco operators, municipal fiber operators, cable operators and system integrators accounted for approximately 30% and 38% of the Company’s revenues for 2020 and 2019, respectively.

The Company’s sales and marketing function is performed by its internal sales and marketing associates working in partnership and conjunction its Premier Distributors, as well as its smaller company integrator and distributor network. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities. Sales and marketing make up 13% of the Company’s overall workforce, divided into central and regional coverage in Old Bridge, NJ, Patton, PA, Seminole, FL (Tampa area), Valparaiso, IN (Chicago area), and Johns Creek, GA (Atlanta area).

The Company’s standard customer payment terms are net 30 days. From time to time, when circumstances warrant, such as a commitment to a large blanket purchase order, the Company will selectively extend payment terms beyond its standard payment terms to 60 days.

The Company has several marketing programs to support the sale and distribution of its products. Blonder Tongue participates in industry trade shows and conferences and also maintains a robust website and direct on-line sales portal. The Company publishes technical articles in trade and technical journals, distributes sales and product literature and has an active public relations plan to ensure complete coverage of Blonder Tongue’s products and technology by editors of trade journals. The Company provides system design engineering services for its customers, maintains extensive ongoing communications with many original equipment manufacturer customers and provides one-on-one demonstrations and technical seminars to potential new customers. Blonder Tongue supplies sales and applications support, product literature and training to its sales representatives and distributors. Before the current COVID pandemic, the management of the Company traveled extensively, identifying customer needs and meeting potential customers and is anticipating resuming that level of travel when changes occur in U.S. CDC guidelines.

Customers

Blonder Tongue has a diverse customer base, which in 2020 consisted of approximately 148 active accounts. Approximately 37% and 49% of the Company’s revenues in 2020 and 2019, respectively, were derived from sales of products to the Company’s five largest customers. No customers accounting for 10% or more of the Company’s revenues in 2020. World Cinema, Inc., Blue Stream Communications, LLC and Toner Cable Equipment, Inc. accounted for approximately 12%, 12% and 11%, respectively, of the Company’s revenues in 2019. None of these customers are obligated to purchase a material amount of products or to provide the Company with a material level of binding forecasts of product purchases for any future period. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period; however, the Company currently anticipates that Toner Cable Equipment, Inc. and World Cinema, Inc. will continue to account for a significant portion of the Company’s revenues in future periods. See disclosure below in “Risk Factors – Any substantial decrease in sales to our largest customers may adversely affect our results of operations or financial condition” for further details.

Since 2010, the Company has held multi-year contracts with key distributors in its Premier Distributor Program. This program, which began in 2007, has been successful for the Company. Many of the Company’s smaller business customers, with whom the Company had formerly dealt on a direct basis, now purchase the Company’s products from the BT Premier Distributors.

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

The Company’s revenues are derived primarily from customers in the continental United States; however, the Company also derives some revenues from customers in other geographical markets, primarily Canada and to a much more limited extent, in developing countries. Sales to customers outside of the United States represented approximately 3% and 5% of the Company’s revenues in 2020 and 2019, respectively. All of the Company’s transactions with customers located outside of the United States have historically been denominated in U.S. dollars. As such, the Company has had no foreign currency transactions from which it derives revenues. Transactions denominated in foreign currencies have certain inherent risks associated with them due to currency fluctuations. See “Risk Factors” below for more detail on the risks associated with foreign currency transactions.

Manufacturing and Suppliers

Blonder Tongue’s primary manufacturing operations are presently located at the Old Bridge Facility, which also serves as the Company’s headquarters. The Company has developed, implemented and maintains a Quality Management System, that has been certified as conforming to all requirements of the ISO 9001:2015 international standard. The Company’s manufacturing operations are vertically integrated and consist principally of the programming, assembly, and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal, of chassis and cabinets for such assemblies. Management continues to implement improvements to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor to accommodate increasingly fine pitch surface mount electronic components. The Company is capable of manufacturing assemblies of 16-layer printed circuit boards with thousands of components, including placement of 0.030x0.030mil ball grid arrays and 0201 packaged sized components, utilizing its advanced state-of-the-art automatic placement equipment as well as automated optical inspection and testing systems. Investments by the Company in these advanced manufacturing technologies is consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products. The Company also maintains engineering facilities in Springboro, Ohio and in Ft. Wayne, Indiana.

Since 2007, the Company has been manufacturing certain high volume, labor intensive products, including a portion of the Company’s analog products overseas in the PRC, and since 2019 in Korea and Taiwan. A key contract manufacturer in the PRC produces a portion of these products (all of which are proprietary Blonder Tongue designs) as may be requested by the Company from time to time (in the Company’s discretion) through the submission of purchase orders, the terms of which are governed by a manufacturing agreement. Although the Company does not currently anticipate the transfer of any additional products to overseas companies for manufacture, the Company may do so if business and market conditions make it advantageous to do so. In connection with the Company’s initiatives in Korea, Taiwan and the PRC, the Company may have limited foreign currency transactions and may be subject to limited various currency exchange control programs related to its overseas operations.

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

Competition

All aspects of the Company’s business are highly competitive. The Company competes with international, national, regional and local manufacturers and distributors, including companies larger than Blonder Tongue that have substantially greater resources. A small subset of manufacturers who are suppliers to the Company sell directly as well as through distributors into the franchise and private cable marketplaces. Because of the convergence of the cable, telecommunications and computer industries and rapid technological developments, new competitors may seek to enter the principal markets served by the Company. Many of these potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than Blonder Tongue. The Company expects that direct and indirect competition may increase in the future. Additional competition could result in price reductions, loss of market share and delays in the timing of customer orders. The principal methods of competition are product differentiation, product reputation, performance, quality, price, terms, service, technical support and administrative support. The Company believes it is a leader in many of the markets that it serves and differentiates itself from competitors by consistently offering innovative products, providing excellent technical service support and delivering extremely high reliability products and high performance-to-cost ratio products.

Intellectual Property

The Company currently holds several United States and foreign patents, including certain technologies within the NXG platform and certain technologies within its DOCSIS data products. No other patents are considered material to the Company’s present operations, since they do not relate to high volume applications. Because of the rapidly evolving nature of the cable television industry, the Company believes that its market position as a supplier to the telco industry and cable television integrators derives primarily from its ability to timely develop a consistent stream of new products that are designed to meet its customers’ needs and that have a high performance-to-cost ratio.

The Company owns a United States trademark registration for the word mark “Blonder Tongue®” and also on a “BT®” logo. Drake owns a United States trademark registration for the word mark “DRAKE®”.

Since 2008, the Company has obtained and renewed licenses for a variety of technologies in concert with its digital encoder line of products. The licenses are from a number of companies including LG Electronics (expires December 2021). These standard licenses are all non-exclusive and require payment of royalties based upon the unit sales of the licensed products. With regard to the licenses expiring in 2021, the Company expects to renew these standard licenses on similar terms to those presently in force. For additional information regarding these licenses, see “Introduction” starting on page 1.

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

Environmental Regulations

The Company is subject to a variety of Federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes. The Company did not incur in 2020 and does not anticipate incurring in 2021, material capital expenditures for compliance with Federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2021 and is automatically renewed upon payment of the annual fee. The Company intends to renew this permit.

Employees

As of February 28, 2021, the Company employed approximately 85 people, including 47 in manufacturing, 14 in research and development, 3 in quality assurance, 12 in sales and marketing, and 9 in a general and administrative capacity. Substantially all of these employees are full time employees. Twenty-three of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a labor agreement with the Company that is scheduled to expire in February 2023.

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

Commercial Risks

Any substantial decrease in sales to our largest customers may adversely affect our results of operations or financial condition.

Approximately 37% and 49% of our revenues in 2020 and 2019, respectively, were derived from sales of products to the Company’s five largest customers. None of these customers are obligated to purchase a material amount of products or to provide the Company with a material level of binding forecasts of product purchases for any future period. Accordingly, there can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. In addition, while the COVID-19 outbreak is affecting the operations of our customers and our sales to them, uncertainty as to the effects on the economy generally and our customers in particular makes it impossible for us to predict the short term and long term effects the COVID-19 outbreak and related developments will have on our customers and their ongoing businesses and how those effects may impact our sales to them.

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

In addition, three of our customers accounted for approximately 38% and 47% of our outstanding trade accounts receivable at December 31, 2020 and 2019, respectively. Any substantial decrease or delay in sales to one or more of our leading customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us, or our inability to develop solid relationships with integrators that may replace the present leading customers, could have a material adverse effect on our results of operations and financial condition. If the negative effects of the COVID-19 outbreak and related developments lead to financial difficulties or even the failure of one or more of our significant customers, or a combination of our smaller customers, our ability to collect payment in full and on a timely basis, or at all, may be adversely affected, and our working capital resources may be significantly diminished.

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

Both the private cable and franchised cable industries are characterized by the continuing advancement of technology, evolving industry standards and changing customer needs. To be successful, we must anticipate the evolution of industry standards and changes in customer needs, through the timely development and introduction of new products, enhancement of existing products and licensing of new technology from third parties. This is particularly true at this time as the Company must develop and market new digital products to offset the continuing decline in demand for, and therefore sales of, analog products. Although we depend primarily on our own research and development efforts to develop new products and enhancements to our existing products, we have and may continue to seek licenses for new technology from third parties when we believe that we can obtain such technology more quickly and/or cost-effectively from such third parties than we could otherwise develop on our own, or when the desired technology has already been patented by a third party. There can, however, be no assurance that new technology or such licenses will be available on terms acceptable to us. There can be no assurance that:

●	we will be able to anticipate the evolution of industry standards in the telecommunications, cable television or the communications industry generally;

●	we will be able to anticipate changes in the market and customer needs;

●	technologies and applications under development by us will be successfully developed; or

●	successfully developed technologies and applications will achieve market acceptance.

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

Our sales and profitability may suffer due to any substantial decrease or delay in capital spending by the telecommunications and cable infrastructure operators that we serve, as well as in the MDU, assisted living, lodging and institutional cable markets.

The vast majority of our revenues in 2020 and 2019 came from sales of our products for use by cable infrastructure operators. Demand for our products depends to a large extent upon capital spending by telcos, cable operators and other entities on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including:

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

Financial Risks

Our audited consolidated financial statements for the year ended December 31, 2020 included herein contain a “going concern” explanatory paragraph, expressing substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2020, we experienced a decline in net sales, a loss from operations and a substantial increase in cash used in operating activities, which was funded in large part from the proceeds we received from our PPP loan and the proceeds from the Subordinated Loan Facility. Our ability to continue as a going concern is dependent upon our becoming profitable in the future and having access to sufficient capital to execute our business plan and to meet our payment obligations on our debt financing arrangements and other financial obligations when they become due. We recently have been successful in obtaining additional capital through our Subordinated Loan Facility and the issuance of shares of our common stock in a private placement. Although we believe that improvements in our sales and efforts to reduce expenses will increase the possibility that we will become profitable, and we have recently obtained the additional Subordinated Loan Facility and equity financing, we cannot provide any assurances that we will be successful in improving our performance, that the additional financing will be sufficient or that we will be successful in securing additional financing on reasonable terms, or at all. These factors, and possibly others, raise substantial doubt regarding our ability to continue as a going concern. Our audited consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. As a result, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors and potentially be available for distribution to stockholders in the event of liquidation.

We have incurred indebtedness under the CARES Act that may not be forgivable, may be subject to audit and may eventually have to be repaid. Any obligation to repay this indebtedness will limit the funds available to us to operate our business or otherwise adversely affect our financial condition and results of operations.

On April 10, 2020, we received loan proceeds of funds of approximately $1,769,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”), which was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”). The PPP program is administered by the U.S. Small Business Administration (the “SBA”). Under the terms of the CARES Act, as amended by the Flexibility Act, the PPP Loan and accrued interest and fees may be forgiven following a period of twenty-four weeks after PPP Loan proceeds are received if they are used for qualifying expenses as described in the CARES Act including payroll, benefits, rent and utilities and the borrower meets certain additional conditions. The amount of the PPP Loan eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions.

While we currently believe that our use of the PPP Loan proceeds will meet the conditions for forgiveness of the PPP Loan and we currently plan to apply for forgiveness of the PPP Loan during April 2021, we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA. If our application for forgiveness is not approved, in whole or in part, the unforgiven portion of PPP Loan would be payable over a two year period at an interest rate of 1.00%, with a deferral of payments of principal, interest and fees until the date on which the SBA conveys the loan forgiveness amount to our lender (or notifies our lender that no loan forgiveness will be permitted). If all or a material portion of the PPP Loan is not forgiven or it is subsequently determined that the PPP Loan must be repaid, we may be required to use a substantial portion of our available cash and/or cash flows from operations to pay interest and principal on the PPP Loan, which will limit the funds available to us to operate our business or otherwise adversely affect our financial condition and results of operations.

The U.S. Department of the Treasury has announced that it will conduct audits for PPP loans that exceed $2,000. Should we be audited or reviewed by the U.S. Department of the Treasury or the SBA, such audit or review could result in the diversion of management’s time and attention and cause us to incur significant costs. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the PPP Loan and may potentially be subject to civil and criminal fines and penalties.

The terms of our credit facility with MidCap Business Credit may restrict our current and future operating and financial flexibility and could adversely affect our financial and operational results.

On October 25, 2019, the Company, entered into a new credit facility with MidCap Business Credit (“MidCap”), which was amended on April 7, 2020 and January 8, 2021. The Loan and Security Agreement between the Company and MidCap (the “MidCap Agreement”) includes a number of covenants that, among other things, may restrict our ability to:

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

Operational Risks

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

We have had losses each year since 2010, including a net loss of $7,459,000 for the year ended December 31, 2020. While management believes its ongoing efforts to reduce expenses and increase revenues will create future profitability, there can be no assurance that these actions will be successful. Failure to further reduce expenses or increase revenues could have a material adverse effect on our results of operations and financial condition. In addition, in order to address issues relating to our reduced sales as a result of the COVID-19 outbreak, we are undertaking additional rapidly implemented operating expense cost reductions. If these reductions cannot be implemented in a timely manner or prove to be insufficient in offsetting or significantly mitigating our reduced revenues, our ability to continue to operate as a going concern may be materially affected.

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

The telecommunications, cable television, fiber optic, MDU, lodging and institutional markets within the cable industry, which represents the vast majority of our business, while in some cases subject to certain FCC licensing requirements, is not presently burdened with extensive government regulations. It is possible, however, that regulations could be adopted in the future which impose burdensome restrictions on these markets resulting in, among other things, barriers to the entry of new competitors or limitations on capital expenditures. Any such regulations, if adopted, could have a material adverse effect on our results of operations and financial condition.

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

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. We do not anticipate material capital expenditures during 2021 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

Macroeconomic Risks

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

Human Capital Risks

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

Other Risks

Additional issuances of shares of our common stock in the future could adversely affect the value or voting power of our outstanding common stock.

Over the past 12 months we have issued a substantial number of shares of common stock and other securities convertible into, or exercisable for, a substantial number of additional shares of common stock. Although we cannot predict whether the holders of our securities that are convertible into, or exercisable for, shares of our common stock will convert and/or exercise those securities, or in what amounts, the actual or anticipated issuances or sales of substantial amounts of our common stock in the future could cause the value of our common stock to decline and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest and voting power held by stockholders prior to such issuance. We have also entered arrangements with certain of our officers pursuant to which they have agreed to receive shares of our common stock in the future in lieu of current cash compensation. Although those arrangements help the Company preserve cash for operations, the issuances of the shares to those officers also will have the effect of diluting the percentage ownership interest and voting power held by stockholders prior to such issuances.

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

Our directors and officers beneficially own, or have the right to vote, in the aggregate, approximately 58% of our Common Stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors. In addition, certain of our directors and officers will have the right to acquire additional shares of our common stock upon exercise of conversion rights with respect to certain indebtedness that acquire additional shares of common stock upon exercise of conversion rights with respect to certain indebtedness that they hold. See Note 6—Subordinated Convertible Debt with Related Parties in the Notes to our Consolidated Financial Statements.

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

In addition, the National Securities Markets Improvement Act of 1996 generally preempts the states from regulating the sale of “covered securities.” Our common stock qualifies as “covered securities” because the shares of common stock are listed on NYSE American. If our common stock were no longer listed on NYSE American, our securities would not be “covered securities” and we would be subject to regulation in each state in which we offer our securities.

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

The sale of the Old Bridge Facility was made pursuant to an Agreement of Sale dated as of August 3, 2018 (the “Initial Sale Agreement”), as amended by an Extension Letter Agreement dated as of September 20, 2018, the Second Amendment to Agreement of Sale dated as of October 8, 2018 and the Third Amendment to Agreement of Sale dated as of January 30, 2019 (the Initial Sale Agreement together with the Extension Letter Agreement, Second Amendment to Agreement of Sale and Third Amendment to Agreement of Sale, collectively, the “Sale Agreement”). Pursuant to the Sale Agreement, at closing, the Buyer paid the Company $10,500,000. In addition, at closing, the Company advanced to the Buyer the sum of $130,000, representing a preliminary estimate of the Company’s share (as a tenant of the Old Bridge Facility following closing) of property repairs, as contemplated by the Sale Agreement (the “Repair Escrow”). The Company recognized a gain of $7,175,000 in connection with the sale.

The Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of approximately $877,000 in 2021, with the amount of the base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent.

In addition, the Company leases an engineering and sales facility consisting of one building totaling approximately 5,250 square feet in Springboro, Ohio. The lease for this facility expires in October, 2021. The total lease obligation for the Springboro, Ohio facility will be approximately $30,000 during 2021. Further, the Company leases an engineering facility consisting of one building totaling approximately 1,141 square feet in Fort Wayne, Indiana. The lease for this facility expires in May, 2021. The Company may extend the lease, find alternative space or let the lease expire. The total lease obligation for the Fort Wayne, Indiana facility will be approximately $5,000 during 2021.

Management believes that these facilities are adequate to support the Company’s anticipated needs in 2021.

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

As of March 24, 2021, the Company had 66 holders of record of the Common Stock. Since a portion of the Company’s Common Stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

Share Repurchases

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300,000 of its outstanding Common Stock (the “2002 Program”). On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100,000 shares of its outstanding Common Stock (the “2007 Program”). As of December 31, 2019, the Company can purchase up to $72,000 of its Common Stock under the 2002 Program and up to 100,000 shares of its Common Stock under the 2007 Program. While the Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program, no such purchases are currently anticipated. The MidCap Agreement currently prohibits the Company from repurchasing shares of its Common Stock, whether under the 2002 Program and the 2007 Program or otherwise. During 2020 and 2019, the Company did not purchase any of its Common Stock under the 2002 Program or the 2007 Program.

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

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The products sold in 2019 comprise primarily Android-based IPTV set top boxes to the Tier 2 and Tier 3 cable and telecommunications service providers. This strategic initiative is designed to secure an in-home position with the Company’s product offerings, more intimate, direct relationships with a wide range of service providers, and increased sales of the Company’s CIE products by the BT Premier Distributors to those same service providers. In its first year, the CPE Product initiative achieved sales to over 45 different telco, municipal fiber and cable operators and accounted for approximately 20% of the Company’s 2019 revenues. During 2020, the CPE Product initiative achieved sales to different telco, municipal fiber and cable operators and accounted for approximately 25% of the Company’s revenues.

Like many businesses throughout the United States and the world, we have been affected by the COVID-19 outbreak. Because there are daily developments regarding the outbreak, we are continually assessing the current and anticipated future effects on our business, including how these developments are impacting or may impact our customers, employees and business partners. In our core CIE business, we have experienced a noticeable decline in sales, as many of our customers have significantly reduced their business operations. In our CPE business we have experienced a more substantial reduction in sales, again as a result of our customers’ significant decrease in their business activities. With uncertainties surrounding the extent to which the COVID-19 outbreak will affect the economy generally, and our customers and business partners in particular, it is impossible for us to predict when conditions will improve to the point that we can reasonably forecast when our sales might return to historical levels. However, we are currently taking steps to significantly reduce our expenses, including adjustments in our staffing (in the form of furloughs) and reductions in manufacturing activities, which we believe will improve our ability to continue our operations at current levels and meet our obligations to our customers.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey (“Old Bridge Facility”) and key contract manufacturing located in the People’s Republic of China (“PRC”) as well as South Korea, Taiwan and Ohio. The Company currently manufactures most of its digital products, including the NXG product line and latest encoder, transcoder and EdgeQAM collections at the Old Bridge Facility. Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog and other products, in the PRC, pursuant to manufacturing agreements that govern the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. Although the Company does not currently anticipate the transfer of any additional products to the PRC or other countries for manufacture, the Company may do so if business and market conditions make it advantageous to do so. Manufacturing products both at the Company’s Old Bridge Facility as well as in the PRC, South Korea, Taiwan and Ohio enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage.

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high-end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $145,000 and $602,000 in 2020 and 2019, respectively. Sales to VBrick for sub-assemblies were not material in 2020 or 2019.

Results of Operations

For the year ended December 31, 2020 compared with year ended December 31, 2019, discussion is included below.

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales.

	Year Ended December 31,
	2020	2019
Net sales	100.0%	100.0%
Costs of goods sold	81.6	82.7
Gross profit	18.4	17.3
Selling expenses	15.0	15.1
General and administrative expenses	31.4	25.2
Research and development expenses	15.4	15.5
Gain on building sale	-	36.2
Loss from operations	(43.4)	(2.3)
Interest expense, net	2.1	1.3
Loss before income taxes	(45.5)	(3.6)
Provision for income taxes	0.1	0.1
Net loss	(45.6)	(3.7)

2020 Compared with 2019

Net Sales. Net sales decreased $3,463,000 or 17.5% to $16,379,000 in 2020 from $19,842,000 in 2019. The decrease is primarily attributable to a decrease in sales of digital video headend products, DOCSIS data products, contract manufacturing products, HFC distribution products and analog video headend products offset, in part, by an increase in sales of transcoder products. Sales of digital video headend products were $3,607,000 and $6,714,000, sales of DOCSIS data products were $2,227,000 and $2,817,000, sales of contract-manufactured products were $145,000 and $602,000, sales of HFC distribution products were $2,133,000 and $2,509,000, sales of analog video headend products were $1,232,000 and $1,532,000 and sales of transcoder products were $1,543,000 and $71,000 in 2020 and 2019, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $13,361,000 in 2020 from $16,411,000 in 2019 and decreased as a percentage of sales to 81.6% from 82.7%. The dollar decrease is primarily attributable to lower sales. The decrease as a percentage of sales is primarily attributable to reduced overhead costs.

Selling Expenses. Selling expenses decreased to $2,458,000 in 2020 from $3,002,000 in 2019 and decreased as a percentage of sales to 15.0% for 2020 from 15.1% for 2019. This $544,000 decrease is primarily attributable to a decrease in salaries and fringe benefits of $368,000, due to reduced headcount, a decrease in department supplies of $116,000 due to a reduction in products lent to customers for evaluation purposes, and a decrease in advertising and trade show expenses of $172,000 due to reduced attendance at trade shows in light of the pandemic, offset by an increase in occupancy costs of $314,000 under the Old Bridge Facility lease, due to a full year versus ten months in 2020 and 2019, respectively. The decrease as a percentage of sales is primarily attributable to the overall decrease.

General and Administrative Expenses. General and administrative expenses increased to $5,150,000 in 2020 from $5,004,000 in 2019 and increased as a percentage of sales to 31.4% for 2020 from 25.2% in 2019. This $146,000 increase was primarily the result of an increase in professional fees of $370,000, an increase in bad debt expense of $248,000, an increase in computer expense of $334,000, and an increase in occupancy costs of $104,000 under the Old Bridge Facility lease, offset by a decrease in consulting fees of $191,000, a decrease in salaries and fringe benefits of $476,000 due to a combination of salary and headcount reductions and a decrease in travel and entertainment of $170,000, attributable to the pandemic. The increase as a percentage of sales is attributable to the overall increase as well as a decrease in net sales.

Research and Development Expense. Research and development expenses decreased to $2,524,000 in 2020 from $3,066,000 in 2019 and decreased as a percentage of sales to 15.4% in 2020 from 15.5% in 2019. This $542,000 decrease is primarily attributable to a decrease in consulting fees of $251,000 and a decrease in salaries and fringe benefits of $128,000 due to a reduction in head count. The decrease as a percentage of sales is attributable to the overall decrease offset by the decrease in net sales.

Gain on building sale. Gain on building sale was zero in 2020 a decrease from $7,175,000 in 2019, due to the sale-leaseback of the Old Bridge Facility in 2019.

Operating loss. Operating loss of $7,144,000 for 2020 represents an increase from the operating loss of $466,000 in 2019. Operating loss as a percentage of sales decreased to 43.4% in 2020 from 2.3% in 2019 for the reasons discussed above.

Interest expense net. Interest expense, net increased to $345,000 in 2020 from $261,000 in 2019. The increase is primarily the result of higher average borrowings, including $77,000 of PIK interest related to the Subordinated Loan Facility described below in Liquidity and Capital Resources.

Income Taxes. The provision for income taxes was $15,000 in 2020 and $15,000 in 2019. The Company records a full valuation allowance for net deferred tax assets that are no longer considered to be realizable. The significant negative evidence supporting the full valuation allowance includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2020, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the results of operations of the Company. Fourth quarter sales in 2020 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

The Company’s working capital was $570,000 and $3,805,000 at December 31, 2020 and 2019, respectively.

The Company’s net cash used in operating activities for the year ended December 31, 2020 was $3,212,000, primarily due to the net loss of $7,474,000 and a decrease in accounts payable, accrued expenses and accrued compensation of $2,333,000, offset by a decrease in inventories of $4,421,000, compared to net cash used in operating activities for the year ended December 31, 2019 of $6,538,000, primarily due to non-cash gain on building sale of $7,175,000 and an increase in inventories of $1,761,000 offset by an increase in accounts payable, accrued expenses and accrued compensation of $2,297,000

Cash used in investing activities for the year ended December 31, 2020 was $191,000, which was attributable primarily to capital expenditures of $165,000 and the acquisition of licenses of $26,000. Cash provided by investing activities for the year ended December 31, 2019 was $9,474,000, which was attributable primarily to proceeds on the building sale of $9,765,000 and proceeds on the sale of vehicles of $25,000 offset by capital expenditures of $263,000 and the acquisition of licenses of $53,000.

Cash provided by financing activities was $2,900,000 for the year ended December 31, 2020, comprised primarily of borrowings of long term debt of $1,769,000, borrowings from the Subordinated Loan Facility of $900,000, net proceeds from the private placement of common stock of $812,000 and proceeds from the exercise of stock options of $13,000, offset by net repayments on the line of credit of $560,000 and repayments of debt of $34,000. Cash used in financing activities was $2,923,000 for the year ended December 31, 2019, comprised primarily of repayments of debt of $3,032,000 and repayments of the former line of credit of $2,603,000, offset by net borrowings on the line of credit of $2,705,000 and proceeds from the exercise of stock options of $7,000.

For a full description of the Company’s senior secured indebtedness under the MidCap Facility and its effect upon the Company’s consolidated financial position and results of operations, see Note 5 – Debt of the Notes to Consolidated Financial Statements.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, amounts available under the MidCap Facility, the proceeds received from a PPP Loan, amounts available under the Subordinated Loan Facility and cash generated from the private placement of common stock. There is no further availability under the current terms of the Subordinated Loan Facility. On a going-forward basis, the Company expects its primary sources of liquidity will be its existing cash balances, cash generated from operations and amounts available under the MidCap Facility. The Company also may seek to raise additional capital through the issuance of shares of common stock or other securities convertible into, or exercisable for, shares of common stock, although the Company cannot provide any assurances that this type of additional financing will be available on reasonable terms, or at all. The Company had approximately $609,000 and approximately $716,000 availability for borrowing under the MidCap Facility, as of December 31, 2020 and March 24, 2021, respectively.

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

The Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of approximately $837,000 for the first year of the Lease, with the amount of the base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. Without regard to any reduction in the Company’s lease expense derived from its sublease to a third party of the Sublease Space (defined below), for the first year of the Lease, the base rent of approximately $837,000.00 would offset, in part, the anticipated annualized saving of interest and depreciation expense of approximately $469,000 and the cash debt service of approximately $562,000. The Lease further provides for a security deposit in an amount equal to eight months of base rent, which may be reduced to three months of base rent upon certain benchmarks being met. It was determined in the first quarter 2020 that the applicable benchmark relevant to the six-month period ended August 1, 2019 was met and as a result the landlord released a portion of the security deposit equal to one month’s base rent to the Company, leaving an aggregate security deposit held by the landlord, in an amount equal to seven months of base rent. Subsequently, the Company determined in the third quarter 2020 that the applicable benchmark relevant to the six-month period ended August 1, 2020 was met and as a result, the Company notified the landlord in writing that it would offset rent otherwise due on August 1, 2020 against the reimbursement of a portion of the security deposit equal to one month’s base rent, leaving an aggregate security deposit held by the landlord, in an amount equal to six months of base rent. The landlord expressed its disagreement with the Company’s interpretation of the lease and requested the provision of financial information to support the Company’s contention or in the alternative payment of the offset amount. Subsequently, no further action or communications regarding the offset were made by the landlord and the Company thereafter, beginning with September 2020, resumed timely payments of its rental obligations under the Lease. In early 2021, the Company undertook an analysis of the common area maintenance charges being assessed under the Lease in an effort to reconcile those payments with the specific terms of the Lease. The Lease provides that this reconciliation is to be accomplished by the landlord annually, however this has not occurred. The Company’s analysis indicates that it may have been overcharged for common area maintenance expenses since the inception of the Lease and submitted supporting data to the landlord, requesting that the landlord review the submission against its records. That analysis remains underway. The Company has also requested that the landlord release from escrow and return to the Company, the unexpended balance of the Repair Escrow. The landlord and the Company anticipated resolving the reconciliation of the common area maintenance charges and Repair Escrow release request during the month of February and with the prior oral approval of the landlord, the Company refrained from paying February rent, expecting that the reconciliation would be completed prior to the end of that month. To date, the landlord has not as yet responded to the Company’s earlier submission of supporting data with regard to the common area maintenance charges or Repair Escrow. Inasmuch as the disputed amounts, in the opinion of the Company, exceed three months’ rent and common area maintenance expenses, the Company has refrained from the payment of base rent and common area maintenance charges for the months of February and March, it being the expectation of the parties that these amounts will be credited against the amount finally determined to be reimbursed to the Company. In the event that the parties have not completed the reconciliation of the common area maintenance charges and Repair Escrow prior to the due date of April rent, such rent will also be credited against the amount finally determined to be reimbursed to the Company. The Company has not received any notice from the landlord to the effect that the Company is in violation of the Lease and anticipates an amicable resolution of this dispute during the second quarter 2021.

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

On December 31, 2019, the Company entered into a two-year sublease to a third party for 32,500 square feet of the Old Bridge Facility (the “Sublease Space”) which commenced on March 1, 2020, the rental proceeds from which inure to the benefit of the Company. The sublease also provides for a one-year renewal option. The sublease provides rental income approximately $284,000 in the first year and approximately $293,000 in the second year of the sublease.

Beginning in the middle of 2019, the Company experienced a significant decline in its net sales of core or legacy products, which while not recovering to historical norms, stabilized during the early part of the first quarter of 2020. Beginning in February 2020, however, as the prospects of an ever-worsening outbreak of COVID-19 took hold, the Company began to experience adverse impacts to revenues across all of its product lines. The Company does not anticipate that sales will recover to historical norms during 2021, although the Company is optimistic that as the roll out of vaccines continues and the impact of the pandemic begins to lessen, improvements in the market may occur. In light of these developments and as detailed below, the Company has taken significant steps during the past year, implemented in several phases, in order to manage operations through what has been a period of diminished sales levels.

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

On April 8, 2020, the Initial Lenders agreed to provide the Company with a Tranche A term loan facility of $800,000, of which $600,000 was advanced to the Company on April 8, 2020, $100,000 was advanced to the Company on April 17, 2020 and $100,000 was advanced to the Company on January 12, 2021. The Initial Lenders participating in the Tranche A term loan facility have the option of converting the principal balance of the loan held by each of them, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock, at a conversion price equal to the volume weighted average price of the Common Stock as reported by the NYSE American, during the five trading days preceding April 8, 2020 (the “Tranche A Conversion Price”) which was calculated at $0.593. The conversion right was subject to stockholder approval as required by the rules of the NYSE American, and was obtained on June 11, 2020 at the Company’s annual meeting of stockholders.

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

On April 10, 2020, the Company received loan proceeds of approximately $1,769,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provided for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The PPP Loan and accrued interest are forgivable after twenty-four weeks (the “Covered Period”) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness would be reduced if the borrower terminated employees or reduced salaries during the eight-week period.

The PPP Loan is evidenced by a promissory note, dated as of April 5, 2020 (the “Note”), between the Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender (the “Lender”). The interest rate on the Note is 0.98% per annum, with interest accruing on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. No payments of principal or interest are due during the ten-month period beginning after the Covered Period (the “Deferral Period”).

On October 29, 2020, the unaffiliated Additional Investors as described in Note 6, submitted irrevocable notices of conversion under the Tranche B Term Loan. As a result, approximately $175,000 of original principal and $11,000 of PIK interest outstanding under the Tranche B Term Loan were converted into 338,272 shares of Company common stock in full satisfaction of the underlying indebtedness.

On December 14, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the sale and issuance by the Company to the Purchasers of (i) an aggregate of 1,429,000 shares (the “Shares”) of the Company’s common stock and (ii) warrants (the “Purchaser Warrants”) to purchase an aggregate of up to 714,000 shares of common stock (the “Purchaser Warrant Shares”), for aggregate gross proceeds to the Company of $1,000, before deducting placement agent fees and offering expenses payable by the Company. The Company also agreed to issue to the placement agents and certain persons affiliated with the placement agents, as additional compensation, (a) fully-vested warrants (the “Placement Agent Warrants”) to purchase an aggregate of up to 100,000 shares (the “Placement Agent Warrant Shares”) of common stock and (b) contingent warrants (the “Placement Agent Contingent Warrants”) to purchase an aggregate of up to an additional 50,000 shares (the “Placement Agent Contingent Warrant Shares”) of common stock. The transaction closed on December 15, 2020.

The Purchase Agreement also includes terms that give the Purchasers certain price protections, providing for adjustments of the number of shares of common stock held by them in the event of certain future dilutive securities issuances by the Company for a period not to exceed 18 months following the closing of the private placement, or such earlier date on which all of the Purchaser Warrants have been exercised. In addition, the Purchase Agreement provides the Purchasers with a right to participate in certain future Company financings, up to 30% of the amount of such financings, for a period of 24 months following the closing of the private placement. The Purchase Agreement also required the Company to register the resale of the Shares and the Purchaser Warrant Shares pursuant to the terms of a Registration Rights Agreement between the Company and the Purchasers, dated as of December 14, 2020, as further described below. The Company filed a registration statement with the SEC on January 14, 2021 to register the resale of the Shares and the Purchaser Warrant Shares, which registration statement was declared effective by the SEC on January 21, 2021.

The Purchaser Warrants have an exercise price of $1.25 per share, are exercisable beginning on December 15, 2020, and have a term of three years. The exercise price and the number of shares of common stock issuable upon exercise of each Purchaser Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The fair value of the Purchaser Warrants is $643,000.

In certain circumstances, upon the occurrence of a fundamental transaction, a holder of Purchaser Warrants is entitled to receive, upon any subsequent exercise of the Purchaser Warrant, for each Purchaser Warrant Share that would have been issuable upon such exercise of the Purchaser Warrant immediately prior to the fundamental transaction, at the option of the holder, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration receivable as a result of the fundamental transaction by a holder of the number of shares of common stock of the Company for which the Purchaser Warrant is exercisable immediately prior to the fundamental transaction. If holders of the Company’s common stock are given any choice as to the securities, cash or property to be received in a fundamental transaction, then the Holder shall be given the choice as to the additional consideration it receives upon any exercise of the Purchaser Warrant following the fundamental transaction.

The Placement Agent Warrants have an exercise price of $0.70 per share, a term of five years from December 14, 2020, and became exercisable upon the Company obtaining the stockholder approval described above. The exercise price and the number of shares of common stock issuable upon exercise of each Placement Agent Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Placement Agent Warrants also provide the holders with certain “piggyback” registration rights, permitting the holders to request that the Company include the Placement Agent Warrant Shares for sale in certain registration statements filed by the Company. The fair value of the Placement Agent Warrants is $121,000.

The Placement Agent Contingent Warrants have an exercise price of $1.25 per share, a term of five years from December 14, 2020, and become exercisable if, and to the extent, holders of the Purchaser Warrants exercise such Purchaser Warrants. In no event, however, will the Placement Agent Contingent Warrants become exercisable unless and until Stockholder Approval has been obtained. The exercise price and the number of shares of common stock issuable upon exercise of each Placement Agent Contingent Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Placement Agent Contingent Warrants also provide the holders with certain “piggyback” registration rights, permitting the holders to request that the Company include the Placement Agent Contingent Warrant Shares for sale in certain registration statements filed by the Company. The fair value of the Placement Agent Contingent Warrants is $56,000.

On January 28, 2021, the Company entered into the Third Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder (the “LSA Third Amendment”) with the Tranche A Parties, the Tranche B Parties (that had not previously converted the loans attributable to each of them into shares of Common Stock), the Agent and certain other investors (the “Tranche C Parties”). Pursuant to the LSA Third Amendment, the parties agreed to increase the aggregate loan limit under the Subordinated Loan Agreement from $1,500,000 to $1,600,000 and the Tranche C Parties agreed to provide the Company with a commitment for a $600,000 term loan facility, all of which was advanced to the Company on January 29, 2021 (the “Tranche C Loans”). As is the case with the loans provided by the Tranche A Parties and Tranche B Parties, interest on the Tranche C Loans accrues at 12% per annum and is payable monthly in-kind, by the automatic increase of the principal amount of the loans on each monthly interest payment date, by the amount of the accrued interest payable at that time. The Company, at its option, may pay any interest due on the Tranche C Loans in cash on any interest payment date in lieu of PIK Interest. The Tranche C Parties also have the option, following Stockholder Approval (defined below) of converting the accreted principal balance of the Tranche C Loans attributable to each of them into shares of the Company’s Common Stock at a conversion price of $1.00.

Both the Purchase Agreement and the Subordinated Loan Agreement (as amended by the LSA Third Amendment) obligated the Company to call a special meeting of its stockholders to seek stockholder approval of the issuance of shares of its Common Stock issuable in connection with the transactions contemplated by the Securities Purchase Agreement and the LSA Third Amendment, in excess of 19.99% of the Company’s outstanding shares of Common Stock, in accordance with the requirements of Section 713(a) of the NYSE American Company Guide. Stockholder approval of the foregoing was obtained on March 4, 2021.

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

In other efforts to alleviate the liquidity pressures and reposition the Company to generate positive cash flow at a lower level of net sales, since August 2019, the Company has implemented a multi-phase cost-reduction program which reduced cash expenses during 2019 by approximately $200,000 per month and which provided annualized cash savings of approximately $2,400,000 during 2020, compared to the Company’s costs as they existed prior to the commencement of the cost reduction program. Although the Company believes it has made and will continue to make progress under these programs and the funding provided under the Subordinated Loan Agreement and available as a result of the release of the availability block under the MidCap Facility, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that our planned improvements will be successful.

Additionally, beginning during the last week of February 2020 and extending currently, the Company has been experiencing specific COVID-19 related reductions in sales due to customers requesting to delay specific purchases and/or previously anticipated purchase orders and shipments. A portion of the Company’s customers are either fully or partially closed or operating with reduced staffing levels due in part to a range of government mandates or corporate policies such as shelter-in-place, the closure of non-essential businesses, and other restrictions. This reduction in sales began in the range of 15% to 30% week by week deviations from expected/forecasted levels in March 2020 and then grew to a range of 45% to 55% deviations from expected/forecasted levels during the April to August time period. One of our major customers who accounted for approximately 10% of net sales during the three-month period ended March 31, 2020, and who previously informed the Company that pending orders for delivery in May and June 2020 were on hold, has more recently advised the Company that a portion of those orders are now cancelled. It is possible that sales may continue to decline further in future periods during 2021 and beyond, as upticks in cases of COVID-19 continue to be reported around the country, which may result in renewed closures and governmental mandates restricting or further delaying efforts to return to business as usual. While the majority of the Company’s customers remain open for business and have informed the Company of their current intentions to remain open through the current circumstances, and despite a portion of the Company’s customers having reopened during Q3 2020, subsequent spikes in reported COVID-19 cases have resulted in certain customers deferring or delaying previously planned meetings and business discussions. The Company has reacted to these unprecedented circumstances, as many enterprises have had to do over the course of March through December 2020 (and continuing today), with a range of actions designed to compensate for anticipated temporary revenue shortfalls, manage the Company’s working capital and minimize the overall financial impact of this disruption, including implementation of exceptional short-term operating expense reductions, such as temporary manufacturing shut-downs, employee furloughs and supplier payment renegotiations. The Company has finalized several supplier renegotiations and is still in process with other suppliers to allow for alterations of shipment and receive dates of incoming parts and inventory in other cases.

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in generating sufficient revenues and reduced expenses to sustain the operations of the Company. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the year ended December 31, 2020, the Company experienced a decline in sales, a reduction in working capital, reported a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. If anticipated operating results are not achieved and/or the Company is unable to obtain additional financing, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, which measures could have a material adverse effect on the Company’s ability to achieve its intended business objectives and may be insufficient to enable the Company to continue as a going concern for at least twelve months from the date these financial statements are made available to be issued.

The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $165,000 and $263,000 in the years ended December 31, 2020 and 2019, respectively. The Company expects to use cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

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

Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2020 and 2019, respectively.

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

See Note 1 in the financial statement pages.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the consolidated financial statements and notes thereto of the Company, which are attached hereto beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2020.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2020 the Company’s internal control over financial reporting is effective based on those criteria.

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

During the quarter ended December 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Board of Directors

The Company’s Certificate of Incorporation and Amended and Restated Bylaws, as currently in effect, provide that our Board of Directors (“Board”) shall consist of between five and eleven members, as determined from time to time by the Board, divided into three classes as nearly equal in number as possible. The successors to each class of directors whose terms expire at an annual meeting of our stockholders will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. The number of directors currently authorized is eleven.

The following table sets forth the names and certain information about each of our Directors:

Name	Age	Director Since

Rick Briggs	64	2020
Anthony J. Bruno	80	2008
John Burke	58	2020
Charles E. Dietz	73	2011
Michael Hawkey	55	2020
Stephen K Necessary	64	2018
Robert J. Pallé	75	1993
Gary P. Scharmett	65	1997
Steven L. Shea	61	2009
James F. Williams	63	1993
James H. Williams	89	2015

Set forth below is a brief summary of the recent business experience and background of each of our director. The Board believes that each director possesses the qualities and experience that directors should possess, as such criteria for Board membership has been established by the Board through its Nominating & Corporate Governance Committee. Also included below is information about each director’s specific experience, qualifications, attributes or skills that led the Board to conclude that he should serve as a director. As reflected, the Nominating & Corporate Governance Committee seeks out, and the Board is comprised of, individuals with diverse professional backgrounds, experiences and skills.

Rick Briggs has been one of our Directors since August 2020. Mr. Briggs co-founded Stellar Private Cable, Inc. (doing business as “SeniorTV”) and served as its President until its sale to Sentrics Holdings, LLC (“Sentrics”) in November 2018. Following the sale to Sentrics, he continued to serve as President on a transition basis until January 2020, also served as its Chief Marketing Officer and then served as a consultant to Sentrics from January 2020 until May 2020. He holds a Bachelor of Science degree in Advertising from Kent State University.

The Board concluded that Mr. Briggs should serve as a Director due to his extensive industry knowledge and management experience, including his experience as an entrepreneur and senior operating executive with more than 30 years of experience developing innovative technology solutions in the cable television and communications industry. In addition, Mr. Briggs’ expertise includes deployment of satellite and cable television systems, resident internet using DOCSIS and Wi-Fi via existing coaxial as well as new fiber optic distribution methods, digital signage and community resident information channels, all of which comprise a significant segment of the Company’s business.

Mr. Briggs serves as a Class I director, with a term expiring at the Company’s annual meeting of stockholders in 2023.

Anthony J. Bruno has been one of our Directors since February 1, 2008. Since 2007, Mr. Bruno has been a financial consultant providing corporate acquisition advisory services to various companies located in the United States. Prior to 2007, Mr. Bruno was the Vice-President of Finance for 18 years for Besam Entrance Solutions, the United States subsidiary of ASSA ABLOY Entrance Systems, a Swedish Company, managing all aspects of its financial activities in North America. Mr. Bruno also previously served as our Vice President of Finance from 1981 to 1989.

The Board concluded that Mr. Bruno should serve as a Director due to his significant executive management experience with a large, multi-national corporation and his expertise in finance and auditing matters, including financial reporting and corporate acquisitions.

Mr. Bruno serves as a Class I director, with a term expiring at the Company’s annual meeting of stockholders in 2023.

John Burke has been one of our Directors since January 23, 2020. Mr. Burke has served since 2017 as a Managing Partner of Vetust Advisors, which provides strategic and management consulting services to a variety of businesses. He previously served as Executive Vice President and Chief Operating Officer of Rovi Corporation (since re-named TiVo) from 2014 to 2016, where he led the transformation of the company’s content discovery, user interface, and data analytics businesses, including the acquisition of TiVo. Prior to joining Rovi, Mr. Burke led a number of different businesses for ARRIS Group, Motorola, Motorola Mobility and General Instrument.

The Board concluded that Mr. Burke should serve as a Director due to his long record of strategic and operational leadership and intimate, in-depth knowledge of the cable, video and communications markets, which allows him to provide the Board with valuable guidance on product, market and strategic matters.

Mr. Burke serves as a Class II director, with a term expiring at the Company’s annual meeting of stockholders in 2021.

Charles E. Dietz has been one of our Directors since September 2011. Since 2008, Mr. Dietz has been an independent cable industry consultant to various clients within the cable industry. Prior to 2008, Mr. Dietz was Senior Vice President of Engineering for 12 years at Insight Communications, a multiple systems operator, and from 2001 to 2008 served as Insight Communications’ Chief Technical Officer. Mr. Dietz was responsible for all technical aspects of Insight Communications’ operations, including technology development and implementation, system construction and maintenance, purchasing, and technical regulatory compliance. Mr. Dietz has been a member of the Society of Cable Telecommunications Engineers since 1978, and a member of Cable TV Pioneers since 2010.

The Board concluded that Mr. Dietz should serve as a Director due to his extensive industry knowledge and executive and technical experience in the cable television and communications industry, including the analysis, evaluation, purchase, use and deployment of products, equipment and technology substantially similar to ours. Accordingly, Mr. Dietz brings valuable insight to our customer and vendor relationships and strong relationships with the cable industry to the Board.

Mr. Dietz serves as a Class III director, with a term expiring at the Company’s annual meeting of stockholders in 2022.

Michael Hawkey has been one of our Directors since June 2020. Until February 2021, Mr. Hawkey served as Senior Vice President and General Manager of Xperi/TiVo Corporation, where he led growth initiatives, overall strategy and product offerings across TiVo’s product portfolio. Prior to joining TiVo in 2015, he spent more than seven and a half years with EchoStar, rising to the level of Senior Vice President and General Manager of Sling Media. Earlier in his career, Mr. Hawkey held engineering roles with Wester Digital, ASIC Designs, Inc, and McDonnell Douglas Electronics Company. He holds a Bachelor of Science in Computer Engineering from the Rose Hulman Institute for Technology.

The Board concluded that Mr. Hawkey should serve as a Director due to his extensive industry knowledge and management experience in the cable television and communications industry, including his experience in markets that are a focus of the Company’s business strategy.

Mr. Hawkey serves as a Class III director, with a term expiring at the Company’s annual meeting of stockholders in 2022.

Stephen K. Necessary has been one of our Directors since January 2018. He currently serves and the Chairman of the Board of ComSonics, Inc., an ESOP-owned company that is engaged in manufacturing of telecommunications test equipment, contract manufacturing and repair of electronics used in the cable telecommunications industry. From 2015 until December 2017, Mr. Necessary served as Executive Vice President, Product Development and Management at Cox Communications, Inc., where he directed new development and lifecycle management for all products across residential and business portfolios that generated over $11 billion in revenue in 2017. Mr. Necessary retired from that position at the end of 2017, continued in 2018 on a part-time consulting basis, and completely retired at the end of 2018. From 2005 to 2015, Mr. Necessary served as Vice President, Video Product Development and Management at Cox Communications.

The Board concluded that Mr. Necessary should serve as a Director due to his extensive industry knowledge and executive and technical experience in the cable television and communications industry, including his management experience in directing product development and lifecycle management. Through his career-long experience in the industry served by the company, Mr. Necessary brings valuable insight to the Board regarding customer needs, product development and relationships with our key customer base.

Mr. Necessary serves as a Class I director, with a term expiring at the Company’s annual meeting of stockholders in 2023.

Robert J. Pallé has been one of our Directors since September, 1993. He served as our President from May, 2003 until May, 2019, our Chief Executive Officer from May, 2015 until December 31, 2019 and our Managing Director-Strategic Accounts during 2020, ending his service as an employee of the Company on December 31, 2020. Prior to that, Mr. Pallé served as our Chief Operating Officer and Secretary since April, 1989, our Executive Vice President from April, 1989 until May, 2003 and as our Interim Treasurer from March through April, 2001.

The Board concluded that Mr. Pallé should serve as a Director due to his extensive business and management experience with us in various senior management positions and his in-depth knowledge of our products, lines of business, long-term strategies, challenges and opportunities. Mr. Pallé brings a broad perspective to the Board’s deliberations due to his many years of service to the Company, including as our Chief Executive Officer and President.

Mr. Pallé serves as a Class II director, with a term expiring at the Company’s annual meeting of stockholders in 2021.

Gary P. Scharmett has been one of our Directors since December, 1997. Since January, 1989, Mr. Scharmett has been a partner in the law firm of Stradley Ronon Stevens & Young, LLP, our outside counsel, and served on the Board of Directors of that firm from January, 2001 until December, 2003. He presently serves as the Co-Chair of that firm’s Finance & Restructuring Practice Group. Mr. Scharmett is a past President, and currently a member of the Board of Directors of The Association of Commercial Finance Attorneys, Inc., and until December 31, 2019, had served for more than the prior five years as a member of the Board of Directors of the Philadelphia Chapter of the Turnaround Management Association.

The Board concluded that Mr. Scharmett should serve as a Director due to the important experience, judgment and perspective he brings to the Board based upon his forty years of experience as a corporate attorney, representing a diverse range of companies on complex matters, including financing, regulatory and corporate governance matters. In addition, having served as our principal legal advisor since 1989, Mr. Scharmett has a unique understanding of our business and the industry in which we operate and compete.

Mr. Scharmett serves as a Class II director, with a term expiring at the Company’s annual meeting of stockholders in 2021.

Steven L. Shea has been one of our Directors since September, 2009 and was appointed to serve as the Chairman of the Board in May 2015. Mr. Shea has more than twenty-five years of investment banking experience. He was appointed to the Board of the Directors of Unico American Corp. (Nasdaq: “UNAM”) in November 2020 and became its Chairman of the Board in February 2021. From January 2016 until January 2018, Mr. Shea served on the Board of Directors of TradeRiver Finance USA. From November 2013 until February 2017, Mr. Shea served as Special Advisor to Tufton Capital Management, LLC, an SEC registered investment advisor (formerly known as Hardesty Capital Management, LLC). From November 2013 through May 2015, Mr. Shea also served as Chairman of the Executive Committee of Hardesty Capital Management, LLC. From January, 2011 until November, 2013, he served as President of Hardesty Capital Management, LLC and Hardesty Capital Corporation, which provide investment advisory services to corporations, institutions and individuals. Prior thereto, Mr. Shea was an Executive Vice President of Ferris, Baker Watts, Inc. (“Ferris Baker”), from 1999 until the sale of such firm in 2008. Mr. Shea also served as the Executive Director of the Capital Markets Division of Ferris Baker and was a member of their Board of Directors and Executive and Strategic Alternative Committees of its Board of Directors. Prior to his position at Ferris Baker, Mr. Shea was a Vice President with Mercantile Safe Deposit and Trust Company from 1989 to 1993, and was a Vice President at Maryland National Bank from 1981 to 1989.

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

Mr. Shea serves as a Class I director, with a term expiring at the Company’s annual meeting of stockholders in 2023.

James F. Williams has been one of our Directors since September, 1993. Since June 1999, he has served as the Chief Financial Officer and a Director of OSC Holding, Inc. and its subsidiaries, which provide demolition, environmental and civil contracting services primarily in the United States and Canada. From July, 2007 through February 2013, Mr. Williams served as a Director, Managing Member and Vice President of Buffalo City Center Leasing, LLC, which, was a lessor of electronic equipment. Mr. Williams is the nephew of James H. Williams, one of our directors.

The Board concluded that Mr. Williams should serve as a Director due to his strong experience in strategic planning, leadership, finance and executive management with various organizations. As a director for nearly thirty years, Mr. Williams also provides perspective, institutional knowledge and a deep understanding of our business.

Mr. Williams serves as a Class III director, with a term expiring at the Company’s annual meeting of stockholders in 2022.

James H. Williams has been one of our directors since February 2015. He was also a Director of the Company from November, 1988 to May 2006, and served as our Chairman of the Board from November, 1988 until November, 1994. From 1995 to 2014, Mr. Williams served as a consultant to us under a written agreement, which agreement was terminated as of December 31, 2014. Mr. Williams is the uncle of James F. Williams, one of our Directors.

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

Mr. Williams serves as a Class III director, with a term expiring at the Company’s annual meeting of stockholders in 2022.

Information Regarding Executive Officers

The following table sets forth the names and certain information about each of our executive officers:

Name	Age	Position

Edward R. Grauch	55	Chief Executive Officer and President
Eric S. Skolnik	56	Senior Vice President and Chief Financial Officer
Ronald V. Alterio	51	Senior Vice President-Engineering, Chief Technology Officer
Allen Horvath	69	Senior Vice President-Operations

Edward R. “Ted” Grauch currently serves as our Chief Executive Officer and President. Mr. Grauch was appointed as our President in May, 2019 and assumed the additional role as Chief Executive Officer on January 1, 2020. Prior to his appointment as President, Mr. Grauch served as our Executive Vice President and Chief Operating Officer since October 30, 2018. Immediately prior to joining the Company, he served as President of Kaon USA, Inc., the US subsidiary of South Korea-based Kaonmedia Co., Ltd., one of the world’s largest Set-Top and Broadband device manufacturers, where his responsibilities included all management, finance, and technology marketing, competing within the North American market as a major electronics supplier. Mr. Grauch previously served at Comcast/Xfinity as Vice President, Head of Video CPE at their Philadelphia headquarters, and with ST Microelectronics in Grenoble, France as Vice President, head of global marketing and as a Senior Vice President at Nagravision SA. Mr. Grauch holds an MBA from Johns Hopkins University and a Bachelor of Science degree in Electrical and Computer Engineering from Drexel University..

Eric S. Skolnik has been a Senior Vice President since May, 2003 and our Chief Financial Officer and Treasurer since May, 2001. Mr. Skolnik also serves as our Secretary since May 2018. Mr. Skolnik served as our Assistant Secretary from May 2001 through May 2018 and as our Interim Chief Financial Officer from January, 2001 through April, 2001. He was our Corporate Controller from May, 2000 through January, 2001. From 1994 until May, 2000, Mr. Skolnik worked as a certified public accountant with BDO USA, LLP. Mr. Skolnik holds a Bachelor of Science degree in Accounting from Rutgers University.

Ronald V. Alterio has been Senior Vice President-Engineering, Chief Technology Officer since January 23, 2020. Prior to his appointment as Senior Vice President, Mr. Alterio served as our Vice President-Engineering, Chief Technology Officer since July 23, 2018. From 2016 until he joined the Company, Mr. Alterio served as Vice President – Engineering of ARRIS, following ARRIS’ acquisition of Pace plc. Mr. Alterio served in a variety of positions at the Pace Americas unit of Pace plc since 2000. His titles ranging from Junior Software engineer to Senior Vice President Engineering of the Americas. In his time at Pace, Mr. Alterio was also a prime interface to Comcast Cable, as well as other tier2 or tier3 MSO’s. Mr. Alterio holds an Electrical Engineering degree from the University of Florida, where he attended after leaving the US Air force in 1995.

Allen Horvath has been our Senior Vice President-Operations since January 23, 2020. Prior to his appointment as Senior Vice President, Mr. Horvath served as our Vice President-Operations since May, 2013 and as our Vice President-Manufacturing since May, 2003 and is responsible for our manufacturing operations. Mr. Horvath served as our Manufacturing Manager from 1998 until May, 2003. Since 1976, Mr. Horvath has served us in various management positions in the areas of production testing, engineering, quality control and manufacturing.

Board Leadership Structure and Role in Risk Oversight

Historically, the Board has determined that our Chief Executive Officer was best situated to serve as Chairman of the Board because he was the Director most familiar with our business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent Directors and management have different perspectives and roles in strategy development. Our independent Directors bring experience, oversight and expertise from outside the company and industry, while the Chief Executive Officer brings company-specific experience and expertise. Following the resignation of our then-serving Chairman and CEO in 2015, our Board carefully evaluated our Board governance structure and considered alternative approaches. As a result of that evaluation and analysis, the Board determined that it was in the Company’s best interests to appoint one of the independent Directors as Chairman of the Board. As a result, in May 2015, the Board appointed Steven L. Shea to serve as our Chairman of the Board, and because the Board continues to believe that it is in the best interests of the Company to have an independent Chairman of the Board, Mr. Shea continues to serve as our Chairman.

The Board believes that establishing the right “tone at the top” and full and open communication between management and the Board are essential for effective risk management and oversight. At each regular Board meeting, the Board receives reports from members of senior management on areas of material risk to the Company, including operational, financial, strategic and performance risks. The full Board receives these reports from the appropriate “risk owner” within the organization to facilitate our risk identification, risk management and risk mitigation strategies. This enables the Board to coordinate risk oversight, particularly with respect to risk interrelationships across corporate disciplines.

The Board has an active role, as a whole and also at the committee level, in overseeing management of our risks. The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to areas of financial reporting and compliance with laws, rules and regulations applicable to us, including those related to accounting regulation, insider trading, antitrust, and employment discrimination, whistle blowing and conflicts of interest faced by employees, officers and directors. The Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to our compensation policies and programs. The Nominating & Corporate Governance Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization and membership, and succession planning for our Directors and senior executive officers.

Board Committees

Audit Committee

The Company has a separately designated standing audit committee that has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Rule 10A-3 promulgated under the Exchange Act. The Audit Committee is currently comprised of Anthony J. Bruno, Charles E. Dietz, Steven L. Shea, and James F. Williams, each of whom is a non-employee Director. The Audit Committee, among other things:

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

Each of the members of the Audit Committee who served during the 2020 fiscal year was determined by the Board to be independent, as independence for audit committee members is defined by NYSE American and each also meets the requirements of Rule 10A-3 under the Exchange Act. In addition, the Board has determined that a member of the Audit Committee, Anthony J. Bruno, qualifies as an “audit committee financial expert” as defined in Section 407(d)(5)(ii) of Regulation S-K. The Board has adopted a written charter for the Audit Committee. The Board, in concert with the Audit Committee, reviews and reassesses the charter for adequacy on an annual basis. A copy of the Audit Committee Charter is available on our website at www.blondertongue.com under the “About Us/Investor Relations/Audit Committee Charter” caption.

Compensation Committee

The Compensation Committee is currently comprised of John Burke, Anthony J. Bruno, Charles E. Dietz, Stephen K. Necessary and Steven L. Shea, each of whom is a non-employee Director. Mr. Necessary serves as the Chairman of the Compensation Committee. Each of the members of the Compensation Committee who served during the 2020 fiscal year was determined by the Board to be independent, as independence for compensation committee members is defined by NYSE American rules.

The Compensation Committee determines compensation for our executive officers and administers each of our existing equity incentive plans, other than the Amended and Restated 2005 Director Equity Incentive Plan, the 2016 Director Equity Incentive Plan and the Amended and Restated Director Stock Purchase Plan, each of which is administered by the Board.

The Compensation Committee’s responsibilities include, among other duties, the responsibility to:

●	evaluate the performance of the Chief Executive Officer/President;

●	review and approve the base salary (subject to Board approval), bonus, incentive compensation and any other compensation for the Chief Executive Officer/President;

●	review the Chief Executive Officer’s recommendations for the compensation of the other executive officers, make appropriate adjustments and approve such compensation;

●	monitor our cash bonus and equity-based compensation plans and discharge the duties imposed on the Compensation Committee by the terms of those plans;

●	review and approve the proposal regarding the Say on Pay Vote when the same is required to be included in our proxy statement, and to review and recommend to the Board for approval the frequency with which we will conduct Say on Pay Votes; and

●	perform other functions or duties deemed appropriate by the Board.

Compensation decisions for the Chief Executive Officer/President and all other executive officers are reviewed and approved by the Compensation Committee, subject to ratification by the Board of the base salary for the Chief Executive Officer/President. The Compensation Committee relies upon the Chief Executive Officer to assist the Compensation Committee in performing its duties with regard to all other executive officers. The Compensation Committee does not delegate any of its authority to other persons. In recent years the Compensation Committee has not retained a compensation consultant in determining the base salary for our executive officers or for any other purpose.

With regard to the compensation of our Chief Executive Officer/President and our Chief Financial Officer, the Compensation Committee reviews individual performance, written comments and performance grades received from members of the Board regarding performance, relevant compensation information from salary surveys (when available), and summary information and periodically, comments from peer review questionnaires. The Chief Executive Officer also provides the Compensation Committee with a summary review of the President’s (except when the Chief Executive Officer and the President are the same person) performance. Based upon its review of all of the foregoing information, the Compensation Committee determines the form and amount of compensation for these officers, subject to Board approval of their base salaries. The base salary of the Chief Executive Officer/President is presently reviewed every year.

With regard to compensation for the other executive officers, the Compensation Committee reviews the Chief Executive Officer’s written summary review of the executive officers’ performance and this information may be supplemented by summary information and comments from periodic peer review questionnaires. The Chief Executive Officer also provides a recommendation as to the appropriate form and amount of compensation for each other executive officer. The Compensation Committee reviews and considers the recommendation of the Chief Executive Officer, makes adjustments as appropriate and approves them. This review and adjustment procedure is performed annually for the other executive officers.

The Compensation Committee does not establish the amount or form of Director compensation. These determinations are made and approved by the full Board. However, the Compensation Committee will periodically review and recommend to the Board compensation, equity-based plans and benefit programs for non-employee Directors. Grants of stock option awards and/or restricted or unrestricted shares to non-employee Directors are generally made annually upon consideration and approval by the full Board with each non-employee Director abstaining from voting on an award to him.

The Board has adopted a written charter for the Compensation Committee. The Board, in concert with the Compensation Committee, reviews and reassesses the charter for adequacy on an annual basis. A copy of the Compensation Committee Charter is available on our website at www.blondertongue.com under the “About Us/Investor Relations/Compensation Committee Charter” caption.

Nominating & Corporate Governance Committee

The Nominating & Corporate Governance Committee is currently comprised of John Burke, Stephen K. Necessary, Gary P. Scharmett and Steven L. Shea, each of whom is a non-employee Director. Mr. Scharmett serves as the Chairman of the Nominating & Corporate Governance Committee. Each of the members of the Nominating & Corporate Governance Committee who served during the 2020 fiscal year was determined by the Board to be independent, as independence for nominating committee members is defined by NYSE American rules.

The Nominating & Corporate Governance Committee, among other things, considers and makes recommendations to the Board concerning the appropriate size of the Board and nominees to stand for election or fill vacancies on the Board, as well as the composition of our standing committees. In particular, the Nominating & Corporate Governance Committee identifies, recruits, considers and recommends candidates to fill positions on the Board in accordance with its criteria for Board membership (as such criteria are generally described below). In searching for qualified Director candidates to nominate for election at an annual meeting of stockholders, the Nominating & Corporate Governance Committee will initially consider nominating the current Directors whose terms are expiring and will consider their past performance on the Board, along with the criteria for Board membership, in determining whether to nominate them for re-election. In connection with nominations for elections at annual meetings or to fill vacancies in the Board, the Nominating & Corporate Governance Committee may solicit the current members of the Board to identify qualified candidates through their business and other organizational networks and may also retain director search firms as it determines necessary in its own discretion. The Nominating & Corporate Governance Committee will then consider the potential pool of Director candidates derived from the foregoing process, select the top candidates to fill the number of openings based on their qualifications, the Board’s needs (including the need for independent Directors) and the criteria for Board membership. The Nominating & Corporate Governance Committee will then conduct a thorough investigation of the proposed candidates’ backgrounds to ensure there is no past history that would disqualify such candidates from serving as Directors. Those candidates that are selected and pass the background investigation will be recommended to the full Board for nomination.

The criteria for a nominee to the Board include, among other things:

●	the highest personal and professional ethics, strength of character, integrity and values;

●	experience as a senior manager, chief operating officer or chief executive officer of a relatively complex organization or, if in a professional or scientific capacity, be accustomed to dealing with complex problems, or otherwise shall have obtained and excelled in a position of leadership;

●	education, experience, intelligence, independence, fairness, reasoning ability, practical wisdom, and vision to exercise sound, mature judgments on a macro and entrepreneurial basis on matters which relate to our current and long-term objectives;

●	competence and willingness to learn our business, and the breadth of viewpoint and experience necessary for an understanding of the diverse and sometimes conflicting interests of stockholders and other constituencies;

●	the nominee should be of such an age at the time of election to assure a minimum of three years of service as a Director, and should be free and willing to attend regularly scheduled meetings of our Board and its committees over a sustained period and otherwise be able to contribute a reasonable amount of time to our company affairs;

●	the stature and capability to represent us before the public, stockholders, and other various individuals and groups that affect us; and

●	willingness to objectively appraise the performance of management in the interest of the stockholders and question management’s assumptions when inquiry is appropriate.

The Nominating & Corporate Governance Committee does not have a formal policy with respect to diversity. However, in order to enhance the overall quality of the Board’s deliberations and decisions, the Nominating & Corporate Governance Committee seeks candidates with diverse professional backgrounds and experiences, representing a mix of industries and professions with varied skill sets and expertise.

The Board has adopted a written charter for the Nominating & Corporate Governance Committee. The Board, in concert with the Nominating and Corporate Governance Committee, reviews and reassesses the charter for adequacy on an annual basis. A copy of the Nominating & Corporate Governance Committee Charter is available on our website at www.blondertongue.com under the “About Us/Investor Relations/Nominating Committee Charter” caption.

Meetings of the Board of Directors and Committees

During the year ended December 31, 2020 the full Board held 19 meetings, the Compensation Committee held six meetings, the Nominating & Corporate Governance Committee held six meetings, and the Audit Committee held five meetings. Each member of the Board attended (either in person or via teleconference) at least 75% of the aggregate of the total number of full Board meetings held in 2020 and each member of the standing committees of the Board attended (either in person or via teleconference) at least 75% of the aggregate of the total number of committee meetings held in 2020 with respect to the committee(s) during the period in which the Director served during 2020.

Code of Ethics

The Company has a Code of Ethics (the “Ethics Code”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Ethics Code is available on our website at www.blondertongue.com. We intend to satisfy the disclosure requirements of Form 8-K with respect to any waivers of or amendments to the Ethics Code with respect to certain officers by posting such disclosures on our website at www.blondertongue.com. We may, however, elect to disclose any such amendment or waiver in a Current Report on Form 8-K filed with the SEC in addition to or in lieu of the website disclosure. The information on, or that can be accessed through our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings that we make with the SEC.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and executive officers, and persons who are the beneficial owners of more than ten percent of our Common Stock (collectively, “Reporting Persons”), to file with the SEC, initial reports of ownership and reports of changes in ownership of our Common Stock.

Based solely on a review of the Section 16(a) reports filed with the SEC and written representations from the Reporting Persons to us, the Company believes that each person who was a Reporting Person during 2020 timely filed the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during 2020, except: (i) Ronald V. Alterio filed a late Form 4 on August 18, 2020 reporting acquisitions of an aggregate of 8,357 shares of Common Stock in transactions occurring in May 2020 through July 2020 under a deferred compensation arrangement, (ii) Rick Briggs filed a late Form 3 on August 20, 2020 reporting his initial ownership of 10,000 shares of Common Stock and filed a late Form 4 on August 20, 2020 reporting his receipt of an option to purchase 8,087 shares of Common Stock, (iii) Anthony Bruno filed a late Form 4 on August 20, 2020 reporting acquisitions of an aggregate of 12,943 shares of Common Stock in transactions occurring in April 2020 and July 2020 under a Director deferred compensation arrangement, (iv) Charles Dietz filed a late Form 4 on August 20, 2020 reporting acquisitions of an aggregate of 37,291 shares of Common Stock in transactions occurring in April 2020 and July 2020 under a Director deferred compensation arrangement, (v) Edward R. Grauch filed a late Form 4 on August 18, 2020 reporting acquisitions of an aggregate of 75,380 shares of Common Stock in transactions occurring in January 2020 through July 2020 under deferred compensation arrangements, (vi) Michael Hawkey filed a late Form 4 on June 24, 2020 reporting his receipt of an option to purchase 11,148 shares of Common Stock, (vii) Allen Horvath filed a late Form 4 on August 18, 2020 reporting acquisitions of an aggregate of 16,714 shares of Common Stock in transactions occurring in May 2020 through July 2020 under a deferred compensation arrangement, (viii) Stephen K. Necessary filed a late Form 4 on August 20, 2020 reporting acquisitions of an aggregate of 13,796 shares of Common Stock in transactions occurring in April 2020 and July 2020 under a Director deferred compensation arrangement and (ix) Eric Skolnik filed a late Form 4 on August 18, 2020 reporting acquisitions of an aggregate of 3,761 shares of Common Stock in transactions occurring in May 2020 through July 2020 under a deferred compensation arrangement.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Executive Compensation

The following table summarizes the total compensation paid to or earned by our Chief Executive Officer and our other named executive officers for services rendered to us in all capacities for the fiscal years ended December 31, 2020 and 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Edward R. Grauch	2020	299,407		-	18,495	2,353		320,255
Chief Executive Officer,	2019	322,578	(3)	-	-	1,405	(4)	323,983
President(2)

Eric Skolnik	2020	221,783		-	18,495	2,353		242,631
Chief Financial Officer,	2019	253,017	(6)	-	15,540	10,282	(7)	278,839
Treasurer and Secretary(5)

Ronald Alterio	2020	246,270		-	26,715	2,255		275,240
Vice President-Operations,	2019	277,976	(9)	-	-	7,801	(10)	285,777
Chief Technology Officer(8)

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 16 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. There were no stock awards in 2020 or 2019.
(2)	Mr. Grauch joined the Company on October 30, 2018 as Executive Vice President and Chief Operating Officer. In May, 2019 he was appointed as President and assumed the additional role as Chief Executive Officer on January 1, 2020. Pursuant to our Executive Stock Purchase Plan, Mr. Grauch was issued a total of 21,672 shares of Common Stock in 2019 in lieu of receiving a portion of his salary. Mr. Grauch and the Company have also entered into deferred compensation agreements. Pursuant to the agreements, Mr. Grauch has agreed to defer a percentage of his cash compensation and as of each date on which compensation that would otherwise have been paid to him is deferred, the Company accrues a number of shares of Common Stock calculated by dividing (i) the dollar amount of the deferred compensation for such date by (ii) the fair market value of one share of Common Stock. During 2020, the Company accrued 117,533 shares pursuant to the agreements. See “Deferred Compensation Agreements,” below.
(3)	For 2020 and 2019, $6,300 and $9,000, respectively, of the amount shown in the “Salary” column represents payment for personal use of a company car.
(4)	The amounts shown in the “All Other Compensation” column for Mr. Grauch include our matching contribution to our 401(k) defined contribution plan for the benefit of Mr. Grauch and the dollar value of life insurance premiums paid by us with respect to life insurance for the benefit of Mr. Grauch.
(5)	Mr. Skolnik and the Company have also entered into a deferred compensation agreement. Pursuant to the agreement, Mr. Skolnik has agreed to defer a percentage of his cash compensation and as of each date on which compensation that would otherwise have been paid to him is deferred, the Company accrues a number of shares of Common Stock calculated by dividing (i) the dollar amount of the deferred compensation for such date by (ii) the fair market value of one share of Common Stock. During 2020, the Company accrued 10,817 shares pursuant to the agreements. See “Deferred Compensation Agreements,” below.
(6)	The amounts included in “Salary” for 2019 include (i) a $16,814 payment made to Mr. Skolnik in connection with the completion of the sale of our Old Bridge Facility, which was a one-time payment not made pursuant to any of our performance-based bonus arrangements, and (ii) payment for personal use of a company car in the amount of $9,000. In addition, for 2020, $6,300, of the amount shown in the “Salary” column represents payment for personal use of a company car.
(7)	The amounts shown in the “All Other Compensation” column for Mr. Skolnik include our matching contribution to our 401(k) defined contribution plan for the benefit of Mr. Skolnik and the dollar value of life insurance premiums paid by us with respect to life insurance for the benefit of Mr. Skolnik.
(8)	Mr. Alterio and the Company have also entered into a deferred compensation agreement. Pursuant to the agreement, Mr. Alterio has agreed to defer a percentage of his cash compensation and as of each date on which compensation that would otherwise have been paid to him is deferred, the Company accrues a number of shares of Common Stock calculated by dividing (i) the dollar amount of the deferred compensation for such date by (ii) the fair market value of one share of Common Stock. During 2020, the Company accrued 20,776 shares pursuant to the agreements. See “Deferred Compensation Agreements,” below.
(9)	For 2020 and 2019, $6,300 and $9,000, respectively, of the amount shown in the “Salary” column represents payment for personal use of a company car.
(10)	The amounts shown in the “All Other Compensation” column for Mr. Alterio include our matching contribution to our 401(k) defined contribution plan for the benefit of Mr. Alterio and the dollar value of life insurance premiums paid by us with respect to life insurance for the benefit of Mr. Alterio.

Employment, Severance and Change-of Control Arrangements

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

Executive Officer Bonus Plan

We provide our executives with an annual opportunity to earn cash incentive awards through our Executive Officer Bonus Plan. The performance goals are expressed in terms of (a) one or more corporate or divisional earnings-based measures (which may be based on net income, operating income, cash flows, or any combination thereof) and/or (b) one or more corporate or divisional sales-based measures. Each such goal may be expressed on an absolute and/or relative basis, may employ comparisons with our past performance (including one or more divisions) and/or the current or past performance of other companies, and in the case of earnings-based measures, may employ comparisons to capital, stockholders’ equity and shares outstanding. Performance goals need not be uniform among participants, but they have been in recent years.

After our financial results for a fiscal year have been determined, the Compensation Committee will certify the level of performance goal attainment and the potential bonus payment for each participant. The Compensation Committee has full authority to decrease the amount that would otherwise be payable to any participant for a fiscal year.

For the 2020 fiscal year, all of the named executive officers were participants under the Executive Officer Bonus Plan. The participants were entitled to share in a Bonus Pool (“Bonus Pool”) based upon a subjectively determined allocation, which took into account the relative compensation levels of the executives as well as other subjective factors related to overall job performance in 2020, such as the ease with which the executive could be replaced, whether further opportunities for advancement within the Company existed for the executive, teamwork skills, perceived efforts, interpersonal relationships and overall job performance. The Bonus Pool for 2020 was equal to the lesser of (i) the sum of the base salary of all participants in the aggregate, or (ii) the sum of (a) 10% of the first $1 million (or portion thereof) of our pre-tax income (“Adjusted Net Income”), plus (b) 15% of the next $1 million (or portion thereof) of our Adjusted Net Income, plus (c) 20% of the next $1 million (or portion thereof) of our Adjusted Net Income, plus (d) 25% of the next $1 million (or portion thereof) of our Adjusted Net Income, plus (e) 20% of the next $1 million (or portion thereof) of our Adjusted Net Income, plus (f) 10% of our Adjusted Net Income in excess of $5 million, all as set forth on our audited financial statements (in all cases calculated before taking into account any accrual for such Bonus Pool). Further, no bonus would be paid to any participant unless the Bonus Pool (calculated in the manner described above) equaled or exceeded $90,000. Based upon our reported Adjusted Net Income for 2020, no bonuses were paid to our named executive officers relating to such year.

Deferred Compensation Agreements

During 2020, the Company and certain of its executive officers, including Messrs. Grauch, Skolnik and Alterio, entered into deferred compensation agreements. Pursuant to these agreements, the executive officers agreed to suspend the payment of a percentage of such executive officers’ cash compensation for all or a portion of the 2020 calendar year in exchange for the Company accruing, on each date that the cash compensation would otherwise be payable, a number of shares of the Company’s Common Stock equal to the cash compensation otherwise payable on such date divided by the fair market value of the Common Stock on such date.

Pursuant to Mr. Grauch’s initial agreement, he agreed to suspend 25% of his compensation, and the Company is obligated during 2021, on the first business day following the close of each calendar quarter of 2021, to distribute to Mr. Grauch that number of shares of common stock accrued pursuant to the agreement during the corresponding quarter of 2020. Mr. Grauch and the Company entered into an additional agreement pursuant to which he agreed to suspend an additional 10% of his compensation covering the period May 3, 2020 through December 12, 2020, and the Company was obligated, on or before March 15, 2021, to distributed to Mr. Grauch that number of shares of common stock accrued pursuant to the additional agreement. Messrs. Skolnik and Alterio also entered into similar agreements with the Company, providing for a suspension of 5% (Mr. Skolnik) and 10% (Mr. Alterio) of each executive officer’s compensation covering the period May 3, 2020 through December 12, 2020. In connection with those agreements, the Company was obligated, on or before March 15, 2021, to distributed to Messrs. Skolnik and Alterio that number of shares of common stock accrued pursuant to these agreements. The number of number of shares of the Company’s Common Stock accrued in connection with these agreements was equal to the cash compensation otherwise payable on the applicable date divided by the fair market value of the Common Stock on such date. The “fair market value” is equal to the official closing price on the NYSE American consolidated tape on the calculation date, or if that day in not a trading day on the trading day immediately preceding such day, as long as the Company’s common stock is listed on the NYSE American exchange.

Employee Benefit Plans

In May 2005, our stockholders approved the adoption of the Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan (the “Original 2005 Employee Plan”). Our stockholders approved an amendment and restatement in its entirety of the Original 2005 Employee Plan in May 2014 (as amended and restated, the “A&R 2005 Employee Plan”) which, among things (i) increased the number of shares of Common Stock available for issuance under the A&R 2005 Employee Plan, (ii) extended the term of the A&R 2005 Employee Plan to February 7, 2024, (iii) made awards under the A&R 2005 Employee Plan subject to clawback provisions under applicable law or under policies that may be adopted by us from time to time, and (iv) prohibited repricing of stock options absent advance stockholder approval. In addition, at our annual meeting in 2018, stockholders approved an amendment to the A&R 2005 Employee Plan to increase the number of shares available for grants and awards under the A&R 2005 Employee Plan by 100,000.

The A&R 2005 Employee Plan is administered by the Compensation Committee of the Board. Under the A&R 2005 Employee Plan, our executive officers and other key employees, as determined by the Compensation Committee, are eligible to receive equity-based awards from time to time as determined by the Compensation Committee. Under the A&R 2005 Employee Plan, our executive officers and other key employees may be awarded stock options to purchase a number of shares of Common Stock (“Stock Options”), stock appreciation rights to receive the excess, if any, of the fair market value of a specified number of shares of Common Stock at the time of exercise over the grant price (“SARS”), stock awards at no cost to the executive officer or key employee (“Stock Awards”), which may be either restricted stock or unrestricted stock, or performance based awards to receive a number of shares of Common Stock if certain performance goals are met (“Performance Awards”). Each grant of a Stock Option, SAR, Stock Award or Performance Award will be subject to a written Award Agreement which shall specify the terms and conditions of the grant as determined by the Compensation Committee, provided, however, that the exercise price for any Stock Options or SARS granted shall not be less than the fair market value of the underlying Common Stock on the date of grant. The A&R 2005 Employee Plan expires on February 7, 2024.

At our 2016 Annual Meeting, our stockholders approved the adoption of the Blonder Tongue Laboratories, Inc. 2016 Employee Equity Incentive Plan (the “2016 Employee Plan”), which supplements the A&R 2005 Employee Plan.

The 2016 Employee Plan is administered by the Compensation Committee of the Board. Under the 2016 Employee Plan, our executive officers and other key employees, as determined by the Compensation Committee, are eligible to receive equity-based awards from time to time as determined by the Compensation Committee. The 2016 Employee Plan authorizes the award of up to a maximum of 3,000,000 shares. Any shares subject to an award issued under the 2016 Employee Plan which is terminated, canceled, expired or forfeited for any reason will again be available for the grant of an award. Under the 2016 Employee Plan, our executive officers and other key employees may be awarded Stock Options, SARS, Stock Awards, which may be either restricted stock or unrestricted stock, and Performance Awards. Each grant of a Stock Option, SAR, Stock Award or Performance Award will be subject to a written Award Agreement which shall specify the terms and conditions of the grant as determined by the Compensation Committee; provided, however, that the exercise price for any Stock Options or SARS granted shall not be less than the fair market value of the underlying Common Stock on the date of grant. Awards under the 2016 Employee Plan are subject to clawback provisions under applicable law or under policies that may be adopted by us from time to time, and Stock Options awarded under the 2016 Employee Plan cannot be re-priced absent advance stockholder approval. The 2016 Employee Plan expires on February 4, 2026. At our annual meeting in 2017, stockholders approved an amendment to the 2016 Employee Plan, to increase the annual individual award limits relating to stock options and stock appreciation rights from 100,000 to 250,000 shares of Common Stock. At our annual meeting in 2018, stockholders approved an amendment to the 2016 Employee Plan to increase the number of shares available for grants and awards under the 2016 Employee Plan by 2,000,000 to its current limit of 3,000,000 shares.

In 2020, Mr. Grauch was awarded options to purchase 45,000 shares of our Common Stock, Mr. Skolnik was awarded options to purchase 45,000 shares of our Common Stock, and Mr. Alterio was awarded options to purchase 65,000 shares of our Common Stock. In each case, such options vest over three years in equal annual installments on each anniversary of the award date.

Retirement and Other Benefits

Each of the named executive officers is eligible to participate in our 401(k) Savings and Investment Retirement Plan, which covers all full-time employees and is qualified under Section 401(k) of the Internal Revenue Code. Under this plan, we historically matched 50% of each participating employee’s salary deferral up to a maximum match of 3% of eligible compensation. On April 1, 2020, the Company suspended the match.

We maintain group term life insurance for our employees, including our named executive officers, for which each participating employee designates his or her own beneficiary.

Outstanding Equity Awards Table

The following table discloses for each named executive officer all shares of our Common Stock underlying unexercised options as of December 31, 2020.

Outstanding Equity Awards At December 31, 2020

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)(2)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)
Edward R. Grauch	45,000		–		0.595	05/22/2030	–	–
	140,000	(3)	210,000	(3)(4)	0.880	10/29/2028
	60,000		90,000	(4)	0.880	10/29/2028

Eric Skolnik	45,000		–		0.595	05/22/2030	–	–
	25,000		–		1.925	3/23/2021
	25,000		–		1.050	5/17/2022
	25,000		–		1.000	5/17/2023
	25,000		–		0.940	5/23/2024
	37,500		12,500		0.550	4/4/2027
	28,333		14,167		0.870	5/15/2028
	6,667		13,333		1.095	4/3/2029

Ronald Alterio	60,000		–		0.595	05/22/2030	–	–
	100,000	(6)	50,000	(6)	1.190	8/16/2028
	–		50,000	(5)	1.390	8/31/2028

(1)	Unless otherwise noted, all option awards were made under the A&R 2005 Employee Plan or the 2016 Employee Plan.
(2)	Unless otherwise noted, all options vest in three equal installments on the first, second and third anniversaries of the date of grant.
(3)	Options were granted as an inducement award and not under the A&R 2005 Employee Plan or the 2016 Employee Plan.
(4)	The vesting schedule for these options is (i) options with respect to 100,000 shares vest on each of the first two anniversaries of Mr. Grauch’s date of employment and (ii) options with respect to 150,000 shares vest on each of the third and fourth anniversaries of Mr. Grauch’s date of employment.
(5)	These options vest four years following the date of grant.
(6)	Options were granted as an inducement award and not under the A&R 2005 Employee Plan or the 2016 Employee Plan.

Compensation of Directors

Summary Compensation Table – Director Compensation

The following table discloses the actual compensation paid to or earned by each of our Directors who is not also a named executive officer in fiscal year 2020:

The following table discloses the actual compensation paid to or earned by each of our Directors who is not also a named executive officer in fiscal year 2020:

Name	Fees Earned or Paid in Cash ($)(1)	Stock and Option Awards ($)(2)		All Other Compensation ($)	Total ($)
Rick Briggs	4,804	4,378	(3)	–	9,182
Anthony J. Bruno	29,650	7,762	(4)	–	37,412
John Burke	27,639	7,296	(5)	–	34,935
Charles E. Dietz	32,350	7,762	(4)	–	40,112
Michael Hawkey	9,124	6,660	(6)	–	15,784
Stephen K. Necessary	30,250	7,762	(4)	–	38,012
Gary P. Scharmett	45,100	7,762	(4)	–	52,862
Steven L. Shea	54,200	7,762	(4)	–	61,962
James F. Williams	37,900	7,762	(4)	–	45,662
James H. Williams	25,250	7,762	(4)	–	33,012

(1)	Certain of our directors have entered into deferred compensation agreements with the Company that give those directors the ability to defer cash director fees otherwise payment for them in exchange for the Company’s obligation to deliver shares of Common Stock to them in the future. During 2020, the following directors elected to defer a portion or all of their cash director fees in exchange for the Company accruing and undertaking to deliver shares of Common Stock at a future date as follows: (i) Mr. Briggs: 2,402 shares, (ii) Mr. Bruno: 16,163 shares; (iii) Mr. Dietz: 45,341 shares; (iv) Mr. Hawkey: 3,875 shares, and. (v) Mr. Necessary: 16,816 shares. In each instance, the number of shares of Common Stock accrued is equal to the quotient of (i) the portion of compensation deferred divided by (ii) the fair market value per share of the issuer’s common stock on the indicated date (equal to the closing price reported on the NYSE American on each respective date). In addition, two of our directors, Gary P. Scharmett and James F Williams agreed to defer their director fees into 2021 to be paid in cash.
(2)	The amounts in the “Stock and Option Awards” column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 16 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
(3)	Mr. Briggs joined the Board in August 2020. Upon joining the Board, Mr. Briggs was awarded an option to purchase 8,087 shares of Common Stock at an exercise price of $0.785 per share. The option vests one year from issuance and has a term of 10 years.
(4)	In 2020, each non-employee Director was granted an option to purchase 20,000 shares of Common Stock. The options vested one year from the date of grant and have a term of 10 years.
(5)	Mr. Burke joined the Board in January 2020. In April 2020, Mr. Burke was awarded an option to purchase 18,798 shares of Common Stock at an exercise price of $0.565 per share. The option vests one year from issuance and has a term of 10 years.
(6)	Mr. Hawkey joined the Board in June 2020. Upon joining the Board, Mr. Hawkey was awarded an option to purchase 11,148 shares of Common Stock at an exercise price of $0.865 per share. The option vests one year from issuance and has a term of 10 years.

Director Compensation Arrangements

In 2020, we paid each of our non-employee Directors an annual retainer of $25,000, payable quarterly, and the non-employee Director who serves as our Chairman of the Board receives an additional annual retainer for serving in that capacity of $25,000, also payable quarterly. We also paid each non-employee Director a fee of $1,000 for each Board meeting attended in person ($500 if attendance was telephonic) and a fee of $600 for each committee meeting attended in person ($300 if attendance was telephonic or if attending on the same date as a Board meeting). We reimburse each Director for certain travel, lodging and related expenses incurred in connection with attendance at Board and committee meetings. From time to time, in the sole discretion of the Board, we grant equity awards to our non-employee Directors. Because we do not consider Mr. Pallé to be an independent director, during 2020 he did not receive any compensation for this service on the Board.

In November 2020, due to the impact of COVID 19 on the Company’s business, the Board of Directors unanimously adopted a recommendation made by the Nominating and Corporate Governance Committee to modify the non-employee Director compensation, effective for calendar year 2021 only, to (i) pay 15% of the quarterly retainer payments that would otherwise have been paid to each Director in cash, in the form of shares of the Company’s Common Stock, by the issuance of a number of shares of unrestricted stock awards under the A&R Director Stock Purchase Plan (defined below), calculated by dividing (a) the dollar amount of the compensation allocated to equity for such date by (b) the fair market value of one share of Common Stock on such date, (ii) eliminate payment of Director meeting attendance fees, and (iii) replace Committee meeting attendance fees with the payment of an annual Committee service fee for the calendar year, paid quarterly in arrears, for each Committee upon which a Director serves during that quarter, such that for the first Committee served by a given Director, an annual fee of $1,000 will be earned, for the second Committee on which a given Director serves, an additional $500 will be earned and for the third Committee on which a given Director serves (of which the Company presently has none), an additional $300 will be earned. In addition, the non-employee Director serving as our Chairman of the Board will continue to receive an additional annual retainer of $25,000, 15% of which will be paid by the issuance of shares of unrestricted stock awards of Common Stock granted under the A&R Director Stock Purchase Plan. The Board reserves the right to further modify or eliminate the foregoing adjustments to Director compensation in its discretion. The foregoing adjustments to director compensation for calendar year 2021 are anticipated to have a $148,000 positive impact on our working capital.

On March 19, 2015, the Board adopted the Director Stock Purchase Plan, which was intended to enable outside directors to allocate portions of their annual retainer fees to be paid in shares of the Company’s Common Stock, in lieu of cash payments. This plan was designed and derived from the Executive Stock Purchase Plan adopted by the Company in June 2014, which was intended to enable executive officers of the Company to allocate a portion of their base salary to be paid in shares of the Company’s Common Stock, in lieu of cash. In March 2016, the Company adopted the Amended and Restated Director Stock Purchase Plan, which replaced the Director Stock Purchase Plan. Under the Amended and Restated Director Stock Purchase Plan (“A&R Director Stock Purchase Plan”), the portion of directors’ fees (including meeting fees, which were not permitted to be converted into common stock purchases under the Director Stock Purchase Plan) permitted to be paid in shares of the Company’s Common Stock, in lieu of cash, was increased and the new plan was made more flexible to encourage the non-employee directors to elect to receive shares of the Company’s Common Stock in lieu of cash payments.

Director Benefit Plans

In May 2005, our stockholders approved the adoption of the Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan (the “Original 2005 Director Plan”). In May, 2014, our stockholders approved an amendment and restatement in its entirety of the Original 2005 Director Plan (as amended and restated, the “A&R 2005 Director Plan”), effective as of February 7, 2014, which, among other things, (i) increased the number of shares of Common Stock available for issuance under the A&R 2005 Director Plan, (ii) extended the term of the A&R 2005 Director Plan to February 7, 2024, (iii) made awards under the A&R 2005 Director Plan subject to clawback provisions under applicable law or under policies that may be adopted by us from time to time, and (iv) prohibited repricing of stock options absent advance stockholder approval.

The A&R 2005 Director Plan is administered by our Board. Under the A&R 2005 Director Plan, Directors who are not currently employed by us or by any of our subsidiaries and who have not been so employed within the past six months, are eligible to receive equity-based awards from time to time as determined by our Board. Under the A&R 2005 Director Plan, eligible Directors may be awarded stock options to purchase a number of shares of Common Stock (“Stock Options”), stock appreciation rights to receive the excess, if any, of the fair market value of a specified number of shares of Common Stock at the time of exercise over the grant price (“SARS”) or stock awards (“Stock Awards”) at no cost to the Director, which may be either restricted stock or unrestricted stock. Each grant of Stock Options, SARS or Stock Awards will be subject to a written Award Agreement, which shall specify the terms and conditions of the grant as determined by the Board; provided, however, that the exercise price for any Stock Options or SARS granted shall not be less than the fair market value of the underlying Common Stock on the date of grant. The A&R 2005 Director Plan expires on February 7, 2024.

At our 2016 Annual Meeting, our stockholders approved the adoption of the Blonder Tongue Laboratories, Inc. 2016 Director Equity Incentive Plan (the “2016 Director Plan”), which supplements the A&R 2005 Director Plan.

The 2016 Director Plan is administered by our Board. Under the 2016 Director Plan, Directors who are not currently employed by us or by any of our subsidiaries and who have not been so employed within the past six months, are eligible to receive equity-based awards from time to time as determined by our Board. The 2016 Director Plan authorizes the award of up to a maximum of 400,000 shares. (Proposal 2 being submitted to stockholders at this Annual Meeting proposes to increase the maximum number of shares by 500,000). Any shares subject to an award issued under the 2016 Director Plan which is terminated, canceled, expired or forfeited for any reason will again be available for the grant of an award. Under the 2016 Director Plan, eligible Directors may be awarded Stock Options, SARS or Stock Awards, which may be either restricted stock or unrestricted stock. Each grant of Stock Options, SARS or Stock Awards will be subject to a written Award Agreement which shall specify the terms and conditions of the grant as determined by the Board; provided, however, that the exercise price for any Stock Options or SARS granted shall not be less than the fair market value of the underlying Common Stock on the date of grant. Awards under the 2016 Director Plan are subject to clawback provisions under applicable law or under policies that may be adopted by us from time to time, and Stock Options awarded under the 2016 Director Plan cannot be re-priced absent advance stockholder approval. The 2016 Director Plan expires on February 4, 2026. At our 2020 Annual Meeting, our stockholders approved a 500,000 share increase in the number of shares available for grants and awards under the 2016 Director Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 15, 2021 by (i) each person who is known by us to beneficially own more than five percent of our Common Stock, (ii) each of our Directors, (iii) each of our executive officers named in the Summary Compensation Table below, and (iv) all our executive officers and Directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares that they beneficially own, subject to community property laws where applicable.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership(1)		Percent of Class Beneficially Owned
Directors and Executive Officers:

Robert J. Pallé	4,018,016	(3)	30.49%
Anthony J. Bruno	456,293	(4)	3.77%
John Burke	18,798	(5)	*
Charles E. Dietz	395,361	(6)	3.30%
Stephen K. Necessary	238,728	(7)	1.98%
Gary P. Scharmett	404,695	(8)	3.37%
Steven L. Shea	1,151,731	(9)	9.30%
James F. Williams	350,017	(10)	2.92%
James H. Williams	512,522	(11)	4.29%
Michael Hawkey	3,875		*
Rick Briggs	12,402		*
Edward Grauch	804,938	(12)	6.47%
Eric S. Skolnik	212,854	(13)	1.76%
Allen Horvath	256,099	(14)	2.13%
Ronald V. Alterio	185,628	(15)	1.54%

All Directors and executive officers as a group (15 persons)	9,021,957		57.89%

Additional Beneficial Owners:

Stephen E. Walker	1,136,850	(16)	9.57%
Carol M. Pallé	26,071	(17)	*

*	Denotes less than 1%.

(1)	Beneficial ownership as of March 15, 2021 for each person listed includes shares subject to options held by such person which are exercisable within 60 days after such date and the accrued principal amount of subordinated convertible indebtedness that may be converted into shares of our Comm Stock within 60 days of such date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities, which voting or investment power may be further described in the footnotes below. This table contains information furnished to us by the respective stockholders or contained in filings made with the SEC. Certain of our executive officers and directors may, from time to time, hold some or all of their Common Stock in brokerage accounts having outstanding margin loan balances secured by the Common Stock and the other investment securities held in such brokerage accounts.
(2)	Unless otherwise indicated, the address for each beneficial owner is c/o Blonder Tongue Laboratories, Inc., One Jake Brown Road, Old Bridge, NJ 08857.
(3)	Includes (i) 200,000 shares of Common Stock owned of record by a limited liability company of which Mr. Pallé and his spouse are the sole members, (ii) 2,488,344 shares of Common Stock jointly owned by Mr. Pallé and his spouse, (iii) 726,667 shares of Common Stock underlying options granted by us to Mr. Pallé which are exercisable within 60 days after March 15, 2021, and (iv) 576,934 shares of Common Stock underlying certain convertible indebtedness of the Company held by Mr. Pallé and his spouse, which is outstanding as of, and convertible within 60 days after March 15, 2021. Mr. Pallé disclaims beneficial ownership of the 26,071 shares of Common Stock owned by his spouse. See footnote 19 below.

(4)	Includes (i) 110,000 shares underlying options granted by us that are exercisable within 60 days of March 15, 2021 and (ii) 96,156 shares underlying certain convertible indebtedness of the Company held by Mr. Bruno, which indebtedness is outstanding as of, and convertible within 60 days after March 15, 2021.
(5)	Includes 18,798 shares of Common Stock underlying options granted by us which are exercisable within 60 days after March 15, 2021.
(6)	Includes 112,500 shares of Common Stock underlying options granted by us which are exercisable within 60 days after March 15, 2021.
(7)	Includes (i) 58,630 shares underlying options granted by us that are exercisable within 60 days after March 15, 2021 and (ii) 96,156 shares underlying certain convertible indebtedness of the Company held by Mr. Necessary, which indebtedness is outstanding as of, and convertible within 60 days after March 15, 2021.
(8)	Includes 120,000 shares of Common Stock underlying options granted by us which are exercisable within 60 days after March 15, 2021.
(9)	Includes (i) 120,000 shares underlying options granted by us that are exercisable withing 60 days after March 15, 2021 and (ii) 384,622 shares underlying certain convertible indebtedness of the Company held by Mr. Shea, which indebtedness is outstanding as of, and convertible within 60 days after March 15, 2021. Certain of the securities are beneficially owned by Mr. Shea through MidAtlantic IRA, LLC FBO Steven L. Shea IRA.
(10)	Includes 120,000 shares of Common Stock underlying options granted by us which are exercisable within 60 days after March 15, 2021.
(11)	Includes 79,166 shares of Common Stock underlying options granted by us which are exercisable within 60 days after March 15, 2021.
(12)	Includes (i) 200,000 shares underlying options granted by us that are exercisable within 60 days after March 15, 2021 and (ii) 367,288 shares underlying certain convertible indebtedness of the Company held by Mr. Grauch, which indebtedness is outstanding as of, and convertible within 60 days after March 15, 2021. Certain of the securities are beneficially owned by Mr. Grauch through Livewire Ventures, LLC.
(13)	Includes 193,333 shares of Common Stock underlying options granted by us which are exercisable within 60 days after March 15, 2021.
(14)	Includes 168,333 shares of Common Stock underlying options granted by us which are exercisable within 60 days after March 15, 2021.
(15)	Includes (i) 100,000 shares underlying options granted by us that are exercisable within 60 days after March 15, 2021 and (ii) 51,464 shares underlying certain convertible indebtedness of the Company held by Mr. Alterio, which indebtedness is outstanding as of, and convertible within 60 days after March 15, 2021.
(16)	As reported on Schedule 13G/A filed by Stephen E. Walker on January 25, 2021. The business address of this stockholder is 1801-R Brassfield Road, Greensboro, NC 27410.
(17)	Carol M. Pallé is the spouse of Robert J. Pallé. Includes (i) 200,000 shares of Common Stock owned of record by a limited liability company of which Mr. and Mrs. Pallé are the sole members, (ii) 2,488,344 shares of Common Stock jointly owned by Mr. and Mrs. Pallé, (iii) 26,071 shares of Common Stock owned individually by Mrs. Pallé and (iv) 576,934 shares of Common Stock underlying certain convertible indebtedness of the Company held by Mr. and Mrs. Pallé, which indebtedness is outstanding as of, and convertible within 60 days after March 15, 2021. Except as disclosed in this footnote, Mrs. Pallé disclaims beneficial ownership of all shares of Common Stock beneficially owned by Mr. Pallé, other than 200,000 shares of Common Stock owned of record by a limited liability company of which Mr. and Mrs. Pallé are the sole members, 2,488,344 shares of Common Stock jointly owned by Mr. and Mrs. Pallé, and 576,934 shares of Common Stock underlying the convertible indebtedness of the Company held by Mr. and Mrs. Pallé. Mrs. Pallé has entered into an agreement with Mr. Pallé granting him voting and dispositive power with respect to the 200,000 shares and 576,934 shares of Common Stock referenced in the preceding sentence.

Equity Compensation Plan Information

The following table provides certain summary information as of December 31, 2020 concerning our compensation plans (including individual compensation arrangements) under which shares of our Common Stock may be issued.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights(#)		Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights ($)	Awards of Restricted And Unrestricted Shares (#)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In The First Column) (#)
Equity Compensation Plans Approved By Security Holders	3,497,418	(1)	$0.843	–	1,171,631	(2)
Equity Compensation Plans Not Approved By Security Holders	500,000		$0.973	–	–
Total	3,997,418		$0.859	–	1,171,631

(1)	Includes shares of our Common Stock which may be issued upon the exercise of options or rights granted under (i) the A&R 2005 Employee Plan, (ii) the 2016 Employee Plan, (iii) the A&R 2005 Director Plan and (iv) the 2016 Director Plan.
(2)	Includes 91,579 and 745,882 shares of our Common Stock available for issuance as stock option grants, stock appreciation rights, restricted or unrestricted stock awards or performance based stock awards under the A&R 2005 Employee Plan and the 2016 Employee Plan, respectively. Includes 833 and 333,337 shares of our Common Stock available for issuance as stock option grants, stock appreciation rights, or restricted or unrestricted stock awards under the A&R 2005 Director Plan and 2016 Director Plan, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” On April 8, 2020, the Company, as borrower, together with Livewire Ventures, LLC (wholly owned by the Company’s Chief Executive Officer, Edward R. Grauch), MidAtlantic IRA, LLC FBO Steven L. Shea IRA (an IRA account for the benefit of the Company’s Chairman of the Board, Steven Shea), Carol M. Pallé and Robert J. Pallé (Mr. Pallé is a Director), Anthony J. Bruno (a Director), and Stephen K. Necessary (as Director), as lenders (collectively, the “Initial Lenders”) and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”) entered into a certain Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the lenders from time to time party thereto may provide up to $1,500,000 of loans to the Company (the “Subordinated Loan Facility”). Interest accrues on the outstanding amounts advanced under the Subordinated Loan Facility at the rate of 12% per annum, compounded and payable monthly, in-kind, by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest.

On April 8, 2020, the Initial Lenders agreed to provide the Company with a Tranche A term loan facility of $800,000, of which $600,000 was advanced to the Company on April 8, 2020, $100,000 was advanced to the Company on April 17, 2020 and $100,000 was advanced to the Company on January 12, 2021. The Initial Lenders participating in the Tranche A term loan facility have the option of converting the principal balance of the loan held by each of them, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock, at a conversion price equal to the volume weighted average price of the Common Stock as reported by the NYSE American, during the five trading days preceding April 8, 2020 (the “Tranche A Conversion Price”) which was calculated at $0.593. The conversion right was subject to stockholder approval as required by the rules of the NYSE American, and was obtained on June 11, 2020 at the Company’s annual meeting of stockholders.

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

As of February 28, 2021, the amount of owed (including accrued PIK Interest) under the Subordinated Loan Facility to each of the related persons identified above is: (i) Livewire Ventures, LLC (Edward R. Grauch): $212,482; (ii) MidAtlantic IRA, LLC FBO Steven L. Shea IRA (Steven Shea): $ 222,510; (iii) Carol M. Pallé and Robert J. Pallé: $333,765; (iv) Anthony J. Bruno: $$55,628; (v) Stephen K. Necessary: $55,628; and (vi) Ronald V. Alterio: $27,614.

The Subordinated Loan Agreement, including all amendments thereto, and the transactions contemplated thereby were approved by the members of the Board who are not parties to, and have no personal interest in, the Subordinated Loan Agreement and related transactions.

In addition, one of our Directors, Gary P. Scharmett, is a partner at the law firm of Stradley Ronon Stevens & Young, LLP, which serves as our outside counsel. For the 2020 and 2019 fiscal years, we were billed fees for legal services by this firm in the aggregate amount of $830,363 and $483,398, respectively. Mr. Scharmett’s interest in these fees arises from his minority ownership interest as a partner at this firm. In the Company’s opinion, the terms of such services were substantially equivalent to those which would have been obtained from unaffiliated parties.

Related Person Transaction Approval Policy

The Company’s Ethics Code includes policies with respect to situations and transactions that may involve a conflict of interest, including transactions with related persons. Under the Ethics Code, the Audit Committee has the responsibility to consider and approve any transaction in which a related party may have a conflict of interest, based on a determination by the Audit Committee that the transaction is fair as to, and in the best interests of, the Company and its stockholders.

Director Independence

The Board of Directors has considered the independence of our Directors pursuant to Section 803A of the NYSE American Company Guide (“Independence Rules”). Under the Independence Rules, a Director may not be determined to be independent if certain specified relationships exist. In addition to reviewing whether any of those specific disqualifying relationships exist under the Independence Rules, the NYSE American also requires that the Board determine whether any of our Directors has a relationship that the Board believes would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. In addition, with respect to our Audit Committee, Exchange Act Rule 10A-3 sets certain standards for “independence” for purposes of eligibility for membership on the Company’s Audit Committee, and the Board must assess and make determinations regarding the independence of Directors for purposes of service on the Audit Committee under those standards.

In the course of the Board’s consideration and determinations as to these matters, the Board reviewed, among other factors, the matters described above under “Certain Relationships and Related Person Transactions.” In particular, the Board considered the status of Messrs. Bruno, Shea and Necessary as creditors of the Company under the Senior Subordinated Convertible Loan and Security Agreement, as amended to date, and also considered Mr. Scharmett’s role as a partner in a law firm providing a variety of legal services to the Company. Based on a review of the surrounding facts and circumstances, the Board determined that these transactions and relationships did not fall within one or more of the disqualifying relationships under the Independence Rules or would otherwise interfere with the exercise of each noted Director’s independent judgment in carrying out the responsibilities of a Director, and also that these transactions and relationships would not disqualify Mr. Bruno or Mr. Shea from service on the Company’s Audit Committee. In its consideration and determinations as to these matters, the Board also considered Mr. Pallé’s recent service as the Company’s Chief Executive Officer (until January 1, 2020) and his service through December 31, 2020 as Managing Director of Strategic Accounts.

Based on the matters described above and other factors the Board deemed relevant, the Board has determined that, except for Robert J. Pallé, each of our Directors is independent pursuant to the Independence Rules and that each member of the Audit Committee is independent pursuant to the Independence Rules and Rule 10A-3. Accordingly, the current Board consists of a majority of independent Directors and the Audit Committee consists entirely of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees billed by Marcum LLP for professional services rendered for the years ended December 31, 2020 and December 31, 2019.

Services Rendered	2020	2019
Audit Fees	$236,850	$241,557
Audit-Related Fees	34,450	33,400
Tax Fees	29,000	29,000
All Other Fees	–	–
Total Fees	$300,300	$303,957

Audit Fees

The audit fees for fiscal years 2020 and 2019 were billed or expected to be billed for professional services rendered by Marcum LLP for the audit of our annual financial statements, the audit of our internal controls over financial reporting, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and assistance with earnings announcements furnished by us in our Current Reports on Form 8-K.

Audit-Related Fees

The audit-related fees for fiscal years 2020 and 2019 consisted principally of audits of our pension and 401(k) plans.

Tax Fees

Tax fees for fiscal years 2020 and 2019 consisted principally of preparing our U.S. federal and state income tax returns.

Our Audit Committee has reviewed the non-audit services currently provided by our independent registered public accounting firm during 2020 and 2019 and has considered whether the provision of such services is compatible with maintaining the independence of such independent registered public accounting firm in performing its audit services. Based on such review and consideration, the Audit Committee has determined that the provision of such non-audit services is compatible with maintaining the independence of the independent registered public accounting firm.

Pre-Approval Policy for Services by Independent Registered Public Accounting Firm

Our Audit Committee has implemented pre-approval policies and procedures for the engagement of our independent registered public accounting firm for both audit and permissible non-audit services. Under these policies and procedures, all services provided by the independent registered public accounting firm must either (i) be approved by our Audit Committee prior to the commencement of the services, (ii) relate to assisting us with tax audits and appeals before a taxing authority or be services associated with periodic reports or registration statements filed by us with the SEC, all of which services are pre-approved by our Audit Committee, or (iii) be a de minimis non-audit service (as described in Rule 2-01(c)(7)(i)(C) of the SEC’s Regulation S-X) that does not have to be pre-approved as long as management promptly notifies our Audit Committee of such service and our Audit Committee approves it prior to the service being completed. Within these parameters, our Audit Committee annually approves the scope and fees payable for the year end audit, statutory audits and employee benefit plans audits to be performed by the independent registered public accounting firm for the next fiscal year. Our Audit Committee also may delegate pre-approval authority for permissible non-audit services to the Audit Committee’s Chairman. Any approvals of non-audit services made by our Audit Committee’s Chairman are then reported by him at the next Audit Committee meeting. All of the services provided by our independent registered public accounting firm during fiscal year 2020 and fiscal year 2019 were approved in accordance with our pre-approval policies and procedures. None of the services were approved pursuant to Rule 2-01(c)(7)(i)(C) of the SEC’s Regulation S-X.

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

(b)	Index to Exhibits:

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, originally filed October 12, 1995, as amended.

3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed March 23, 2018.

3.3	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

4.2	Description of Securities.	Filed herewith.

Exhibit No.	Description	Location

4.3	Form of Purchaser Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed December 16, 2020.

4.4	Form of Placement Agent Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed December 16, 2020.

4.5	Form of Placement Agent Contingent Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed December 16, 2020.

4.6	Warrant to VFT Special Ventures, Ltd.	Incorporated by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 filed January 14, 2021.

4.7	Form of Placement Agent Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021.

10.1	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2013.

10.2	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2013, filed March 31, 2014.

10.3*	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

10.4*	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix A to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 21, 2014.

10.5*	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 21, 2014.

10.6*	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 15, 2005.

10.7*	Form of Option Agreement under the 2005 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2007, filed March 31, 2008.

Exhibit No.	Description	Location

10.8*	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.9*	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.10*	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed May 20, 2011.

10.11*	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed May 20, 2011.

10.12*	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2014, filed August 14, 2014.

10.13*	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2014, filed August 14, 2014.

10.14*	Blonder Tongue Laboratories, Inc. Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed June 20, 2014.

10.15*	Director Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed March 23, 2015.

10.16*	Blonder Tongue Laboratories, Inc. 2016 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, filed August 25, 2016.

10.17*	Blonder Tongue Laboratories, Inc. 2016 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, filed August 25, 2016.

10.18	Agreement of Sale dated August 3, 2018 between Blonder Tongue Laboratories, Inc. and Jake Brown Rd LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 6, 2018.

10.19*	Letter Agreement between Blonder Tongue Laboratories, Inc. and Ronald V. Alterio.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2018, filed November 14, 2018.

10.20	Sale Agreement Extension dated as of September 20, 2018, between Blonder Tongue Laboratories, Inc. and Jake Brown Rd LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 21, 2018.

Exhibit No.	Description	Location

10.21	Second Amendment to Agreement of Sale dated October 8, 2018.	Incorporated by reference from Exhibit 10.1 to Registrant’s amended Current Report on Form 8-K, filed October 9, 2018.

10.22*	Letter Agreement between Blonder Tongue Laboratories, Inc. and Edward R. Grauch.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 30, 2018.

10.23	Third Amendment to Agreement of Sale dated January 30, 2019.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 31, 2019.

10.24	Loan and Security Agreement dated as of October 25, 2019 by and between MidCap Business Credit LLC, Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and Blonder Tongue Far East, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.25	Form of Revolving Note.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.26	Pledge and Security Agreement dated as of October 25, 2019 by and between Blonder Tongue Laboratories, Inc. and MidCap Business Credit LLC.	Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.27	Patent and Trademark Security Agreement dated as of October 25, 2019 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and MidCap Business Credit LLC.	Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.28	Continuing Guaranty dated as of October 25, 2019 of Blonder Tongue Far East, LLC and R. L. Drake Holdings, LLC, as Guarantors, in favor of MidCap Business Credit LLC.	Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.29	Deferred Compensation Agreement dated as of December 29, 2019 between Blonder Tongue Laboratories, Inc. and Edward R. Grauch.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 6, 2020.

10.30

Senior Subordinated Convertible Loan and Security Agreement dated as of April 8, 2020 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.

Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.31

Consent and Amendment to Loan Agreement and Loan Documents dated as of April 8, 2020 by and among MidCap Business Credit LLC, Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, and Blonder Tongue Far East, LLC.

Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed April 9, 2020.

Exhibit No.	Description	Location

10.32

Subordination Agreement dated as of April 8, 2020 by and between MidCap Business Credit LLC, the party identified therein as the Junior Creditor, Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, and Blonder Tongue Far East, LLC.

Incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.33	Continuing Guaranty of R. L. Drake Holdings, LLC, dated as of April 8, 2020, in favor of the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.34	Patent and Trademark Security Agreement dated as of April 8, 2020 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, and party identified therein as Agent.	Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.35*	Amendment No. 1 to Second Amended and Restated Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.36	First Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder, dated as of April 24, 2020 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 27, 2020.

10.37*	Form of Deferred Compensation Agreement for certain Executive Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed May 19, 2020.

10.38*	Form of Deferred Compensation Agreement for certain Executive Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 4, 2020.

10.39*	Second Amended and Restated Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 14, 2020.

10.40*	Amendment No. 1 Second Amended and Restated Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 14, 2020.

10.41*	Third Amended and Restated Director Stock Purchase Plan.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

10.42*	Amendment No. 1 to Third Amended and Restated Director Stock Purchase Plan.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

10.43*	Amendment No. 2 to 2016 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

10.44*	Amendment No. 3 to 2016 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

Exhibit No.	Description	Location

10.45	Second Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder, dated as of December 28, 2020 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 29, 2020.

10.46*	Deferred Compensation Agreement, Dated as of December 30, 2020.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 30, 2020.

10.47	Second Amendment to Loan Agreement, Dated as of January 8, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 11, 2021.

10.48*	Form of Deferred Compensation Agreement.	Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 11, 2021.

10.49	Third Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder, dated as of January 28, 2021 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021.

21	Subsidiaries of Blonder Tongue	Filed herewith.

23.1	Consent of Marcum LLP.	Filed herewith.

31.1	Certification of Edward R. Grauch pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	Interactive data files.	Filed herewith.

*	Indicates management contracts or compensation plans or arrangements.

(c)	Financial Statement Schedules:

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

None.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blonder Tongue Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2005.

New York, NY

March 25, 2021

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash	$69	$572
Accounts receivable, net of allowance for doubtful accounts of $275 and $27 as of December 31, 2020 and 2019, respectively	1,741	2,505
Inventories	4,063	8,484
Prepaid benefit costs	-	89
Prepaid and other current assets	231	524
Total current assets	6,104	12,174
Property, plant and equipment, net	429	392
License agreements, net	10	20
Intangible assets, net	927	1,098
Goodwill	493	493
Right of use assets, net	2,411	3,167
Other assets, net	756	1,003
	$11,130	$18,347

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,145	$2,705
Current portion of long-term debt	28	33
Current portion of lease liability	794	751
Accounts payable	2,014	4,313
Accrued compensation	370	397
Accrued benefit pension liability	17	-
Income taxes payable	28	26
Other accrued expenses	138	144
Total current liabilities	5,534	8,369
Subordinated convertible debt with related parties	791	-
Lease liability, net of current portion	1,771	2,568
Long-term debt, net of current portion	1,797	47
Total liabilities	9,893	10,984
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding as of December 31, 2020 and 2019, respectively	-	-
Common stock, $.001 par value; authorized 25,000 shares, 11,558 and 9,766 shares issued and outstanding as of December 31, 2020 and 2019, respectively	12	10
Paid-in capital	29,571	28,158
Accumulated deficit	(27,394)	(19,920)
Accumulated other comprehensive loss	(952)	(885)
Total stockholders’ equity	1,237	7,363
	$11,130	$18,347

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years ended December 31
Statements of Operations	2020	2019
Net sales	$16,379	$19,842
Cost of goods sold	13,361	16,411
Gross profit	3,018	3,431
Operating expenses:
Selling expenses	2,458	3,002
General and administrative	5,150	5,004
Research and development	2,524	3,066
	10,132	11,072
Gain on building sale	-	7,175
Loss from operations	(7,114)	(466)

Interest expense, net	(345)	(261)
Loss before income taxes	(7,459)	(727)
Provision for income taxes	15	15
Net loss	$(7,474)	$(742)
Net loss per share, basic and diluted	$(0.76)	$(0.08)
Weighted average shares outstanding, basic and diluted	9,898	9,603
Statements of Comprehensive Loss
Net loss	$(7,474)	$(742)
Changes in accumulated unrealized pension losses, net of taxes	(67)	(53)
Comprehensive loss	$(7,541)	$(795)

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020 and 2019

(In thousands)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance at January 1, 2019	9,508	$9	$27,910	$(19,178)	$(832)	$(742)	$7,167
Net loss	-	-	-	(742)	-	-	(742)
Recognized pension loss, net of taxes	-	-	-	-	(53)	-	(53)
Issuance of stock awards from treasury stock	-		(598)	-		735	137
Stock awards for directors’ fees and employee compensation			87				87
Exercised stock options and issued common stock from treasury stock	-	-	-	-	-	7	7
Conversion of subordinated convertible debt	258	1	140	-	-	-	141
Stock-based Compensation	-	-	619	-	-	-	619
Balance at December 31, 2019	9,766	10	28,158	(19,920)	(885)	-	7,363
Net loss	-	-	-	(7,474)	-	-	(7,474)
Recognized pension loss, net of taxes	-	-	-	-	(67)	-	(67)
Issuance of stock, net of offering costs	1,429	2	810	-	-	-	812
Exercised stock options	25	-	13	-	-	-	13
Conversion of subordinated convertible debt	338	-	186	-	-	-	186
Stock-based Compensation	-	-	404	-	-	-	404
Balance at December 31, 2020	11,558	$12	$29,571	$(27,394)	$(952)	$-	$1,237

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(7,474)	$(742)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on building sale	-	(7,175)
Gain on equipment sale	-	(20)
Depreciation	138	171
Amortization	207	216
Stock-based compensation expense	404	619
Provision for doubtful accounts	248	-
Issuance of stock from treasury	-	137
Issuance of stock for directors’ fees	-	87
Non cash pension expense	39	146
Amortization of loan fees	60	154
Recovery of bad debt expense	-	(26)
Non cash interest expense	77	1
Amortization of right to use assets	756	722
Changes in operating assets and liabilities:
Accounts receivable	516	175
Inventories	4,421	(1,761)
Prepaid and other current assets	293	31
Lease liability	(754)	(570)
Other assets	188	(999)
Income taxes payable	2	(2)
Accounts payable, accrued expenses and accrued compensation	(2,333)	2,298
Net cash used in operating activities	(3,212)	(6,538)
Cash Flows From Investing Activities:
Capital expenditures	(165)	(263)
Proceeds on building sale.	-	9,765
Proceeds on sale of vehicles	-	25
Acquisition of licenses	(26)	(53)
Net cash (used in) provided by investing activities	(191)	9,474
Cash Flows From Financing Activities:
Net (repayments) borrowings on line of credit	(560)	2,705
Repayment of former line of credit	-	(2,603)
Repayments of debt	(34)	(3,032)
Proceeds from exercise of stock options	13	7
Borrowings of long-term debt	1,769	-
Borrowings of subordinated convertible debt	900	-
Proceeds of stock offering, net of offering costs	812	-
Net cash provided by (used in) financing activities	2,900	(2,923)
Net (decrease) increase in cash	(503)	13
Cash, beginning of year	572	559
Cash, end of year	$69	$572
Supplemental Cash Flow Information:
Cash paid for interest	$220	$122
Cash paid for income taxes	$-	$-
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$10	$5
Conversion of subordinated convertible debt to common stock	$186	$141
Right of uses assets obtained by lease obligations	$-	$3,917

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

The Company considers all highly liquid debt investments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2020 and 2019. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the creditworthiness of the financial institutions and evaluates its credit exposure.

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

Property, plant and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation generally on the straight-line method based upon estimated useful lives of 3 to 5 years for office equipment, 5 to 7 years for furniture and fixtures, and 6 to 10 years for machinery and equipment.

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

The Company’s business includes one goodwill reporting unit. The Company annually reviews goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of the net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired. The Company performed its annual goodwill impairment test on December 31, 2020. Based upon its qualitative assessment, the Company determined that goodwill was not impaired.

The Company considers its trade name to have an indefinite life and in accordance with ASC 350, will not be amortized and will be reviewed annually for impairment.

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2020 are as follows:

Description	Cost	Accumulated Amortization	Net Amount
Customer relationships	$1,365	$1,217	$148
Proprietary technology	349	311	38
Amortized intangible assets	1,714	1,528	186
Non-Amortized Trade name	741	-	741
Total	$2,455	$1,528	$927

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2019 are as follows:

Description	Cost	Accumulated Amortization	Net Amount
Customer relationships	$1,365	$1,081	$284
Proprietary technology	349	276	73
Amortized intangible assets	1,714	1,357	357
Non-Amortized Trade name	741	-	741
Total	$2,455	$1,357	$1,098

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Amortization is computed utilizing the straight-line method over the estimated useful lives of 10 years for customer relationships and 10 years for proprietary technology. Amortization expense for intangible assets was $171 for both years ended December 31, 2020 and 2019, respectively. Intangible asset amortization is projected to be approximately $171 in 2021 and $15 in 2022.

(g)	Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2020 and 2019.

(h)	Treasury Stock

Treasury Stock is recorded at cost. Gains and losses on subsequent reissuance are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings. During 2019, 173 shares of common stock were reissued from treasury.

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

The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. Royalty expense was zero and $25 for the years ended December 31, 2020 and 2019, respectively. The Company amortizes license fees over the life of the relevant contract.

The components of intangible assets consisting of license agreements that are carried at cost less accumulated amortization are as follows:

	December 31,
	2020	2019
License agreements	$6,084	$6,058
Accumulated amortization	(6,074)	(6,038)
	$10	$20

Amortization of license fees is computed utilizing the straight-line method over the estimated useful life of 1 to 2 years. Amortization expense for license fees was $36 and $45 in the years ended December 31, 2020 and 2019, respectively. Amortization expense for license fees is projected to be approximately $10 in the year ending December 31, 2021.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

(k)	Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2020 and 2019 and cumulative translation gains and losses as of December 31, 2020 and 2019 were not material to the financial statements taken as a whole.

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

Revenue from the sale of products and services is recorded when the performance obligation is fulfilled, usually at the time of shipment or when the service is provided, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, are reviewed and revised periodically by management. The Company elected to present revenue net of sales tax and other similar taxes and account for shipping and handling activities as fulfillment costs rather than separate performance obligations. Payments are typically due in 30 days, following delivery of products or completion of services. The Company provides a three-year warranty on most products. Warranty expense was de minimis in the two years ended December 31, 2020.

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

(p)	Loss Per Share

Loss per share are calculated in accordance with ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” loss per share. Basic loss per share includes no dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted loss per share reflect, in periods in which they have a dilutive effect, the effect of potential issuances of common shares.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The diluted share base excludes the following potential common shares due to their antidilutive effect for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Stock options	2,848	2,846
Warrants	737	-
Convertible debt	1,337	-
	4,922	2,846

(q)	Other Comprehensive loss

Comprehensive loss is a measure of income which includes both net loss and other comprehensive loss. Other comprehensive loss results from items deferred from recognition into the statement of operations and principally consists of unrecognized pension losses net of taxes. Accumulated other comprehensive loss is separately presented on the Company’s consolidated balance sheet as part of stockholders’ equity.

(r)	Leases

The Company accounts for leases under FASB ASU No. 2016-02, Leases (“Topic 842”). Topic 842 provides a number of optional practical expedients and accounting policy elections. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. Upon adoption of Topic 842, the Company recognized right of use assets and corresponding lease liabilities pertaining to its operating leases. Operating lease liabilities are based on the net present value of the remaining lease payments over the lease term. In determining the present value of lease payment, the Company uses a collateralized rate based on the term of the lease based on the information available at the date of adoption of Topic 842.

(s)	Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would require adjustment to or disclosure in the consolidated financial statements.

(t)	Adoption of Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles—Goodwill and Other (“Topic 350”) Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for calendar year-end Securities and Exchange Commission (“SEC”) filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or financial statement disclosure.

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

(u)	Accounting Pronouncements Issued But Not Yet Effective

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

(v)	Going Concern and COVID-19

Our business has been materially and adversely affected by the outbreak of the Coronavirus or COVID-19. COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries, including the United States, and is impacting domestic and worldwide economic activity. Since being declared a “pandemic”, COVID-19 has interfered with our ability to meet with certain customers and has impacted and may continue to impact many of our customers. There are developments regarding the COVID-19 outbreak on a daily basis that may impact our customers, employees and business partners. As a result, it is not possible at this time to estimate the duration or the scope of the impact COVID-19 could have on the Company's business. However, the continued spread of COVID-19 and actions taken by our customers, suppliers and business partners, actions we take to protect the health and welfare of our employees, and measures taken by governmental authorities in response to COVID-19 could disrupt our manufacturing activities, the shipment of our products, the supply chain and purchasing decisions of our customers. The Company has experienced and is continuing to experience a significant reduction in sales as a result of the decreased business activities of our customers related to the COVID-19 outbreak and it remains unclear when or whether our customers will resume their activities at a level where our sales to them will return to historical levels. In addition, government officials in our region have imposed measures that restrict “non-essential” business activities, and although we are currently considered to be involved in an “essential” business activity, it is possible that those measures or others may be extended to cover “essential” business activities. If such restrictions were to be imposed, it is likely that we would not be able to continue all or a portion of our manufacturing, shipping and billing operations. Similar restrictions affecting the places where our customers do business would likely further reduce their business activities. These and other developments may have a material adverse impact on our business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the year ended December 31, 2020, the Company experienced a decline in sales, a reduction in working capital, reported a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, amounts available under the MidCap Facility (see Note 5 below), amounts available under the Subordinated Loan Facility (see Note 6 below) and cash generated from the private placement of common stock (see Note 15 below). As of December 31, 2020, the Company had approximately $2,145 outstanding under the MidCap Facility (as defined in Note 5 below) and $609 of additional availability for borrowing under the MidCap Facility.

If anticipated operating results are not achieved and/or the Company is unable to obtain additional financing, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, which measures could have a material adverse effect on the Company’s ability to achieve its intended business objectives and may be insufficient to enable the Company to continue as a going concern for at least twelve months from the date these financial statements are made available to be issued.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following table presents the Company’s disaggregated revenues by revenue source:

	Years ended December 31,
	2020	2019
Digital video headend products	$3,607	$6,714
DOCSIS data products	2,227	2,817
CPE products	4,165	3,977
NXG products	705	913
HFC distribution products	2,133	2,509
Analog video headend products	1,232	1,532
Contract manufactured products	145	602
Transcoders	1,543	71
Other	622	707
	$16,379	$19,842

All of the Company’s sales are to customers located in North America.

Note 3 - Inventories

Inventories, net of reserves, are summarized as follows:

	December 31,
	2020	2019
Raw materials	$1,706	$2,891
Work in process	1,144	1,252
Finished goods	1,213	4,341
	$4,063	$8,484

The Company recorded a provision to reduce the carrying amount of inventories to their net realizable value in the amount of $3,789 and $3,877 at December 31, 2020 and 2019, respectively.

Note 4 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2020	2019
Machinery and equipment	$10,761	$10,620
Furniture and fixtures	440	440
Office equipment	2,472	2,456
Building improvements	121	103
	13,794	13,619
Less: Accumulated depreciation and amortization	(13,365)	(13,227)
	$429	$392

Depreciation expense amounted to approximately $138 and $171 during the years ended December 31, 2020 and 2019, respectively.

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

The Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company was obligated to pay base rent of approximately $837 for the first year of the lease with the amount of base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. In 2020, the Company was obligated to pay base rent of $856 and in 2021 the Company is obligated to pay base rent of $877.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 5 – Debt

Line of Credit

On October 25, 2019, the Company entered into a Loan and Security Agreement (All Assets) (the “Loan Agreement”) with MidCap Business Credit LLC (“MidCap”). The Loan Agreement provides the Company with a credit facility comprising a $5,000 revolving line of credit (the “MidCap Facility”). The MidCap Facility matures following the third anniversary of the Loan Agreement. Interest on the amounts outstanding under the Loan Agreement is variable, based upon the three-month LIBOR rate plus a margin of 4.75% (4.96% at December 31, 2020), subject to re-set each month. All outstanding indebtedness under the Loan Agreement is secured by all of the assets of the Company and its subsidiaries.

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

On April 7, 2020, the Company entered into a certain Consent and Amendment to Loan Agreement and Loan Documents with Midcap (the “MidCap First Amendment”), which amended the MidCap Facility to, among other things, remove the existing $400 availability block, subject to the same being re-imposed at the rate of approximately $7 per month commencing June 1, 2020. The operative provisions relating to the removal of the availability block under the MidCap First Amendment became effective on April 8, 2020, following the consummation by the Company of the transactions contemplated by the Subordinated Loan Facility (See Note 6).

On January 8, 2021, the parties entered into a Second Amendment to Loan Agreement (the “Second Amendment”), which amendment, revised the Loan Agreement to, among other things, modify the Loan Agreement’s definition of “Minimum EBITDA Covenant Trigger Event.” The Second Amendment amends the definition, retroactive to and as of December 1, 2020, and also includes certain additional non-substantive changes.

Long-Term Debt

On April 10, 2020, the Company received loan proceeds of approximately $1,769 (“PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The PPP Loan and accrued interest are forgivable after twenty-four weeks (the “Covered Period”) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the Covered Period.

The PPP Loan is evidenced by a promissory note, dated as of April 5, 2020 (the “Note”), between the Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender (the “Lender”). The interest rate on the Note is 0.98% per annum, with interest accruing on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. No payments of principal or interest were due during the ten-month period beginning on the date after the Covered Period (the “Deferral Period”).

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

Long-term debt consists of the following:

	December 31,
	2020	2019
Financing leases (Note 7)	$56	$80
PPP Loan	1,769	-
	1,825	80
Less: Current portion	(28)	(33)
	$1,797	$47

Annual maturities of long term debt at December 31, 2020 are, $28 in 2021, $899 in 2022, $894 in 2023 and $4 in 2024.

Note 6 – Subordinated Convertible Debt with Related Parties

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

During the year ended December 31, 2019, the Company incurred interest of $1 related to these loans.

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

On April 8, 2020, the Company, as borrower, together with Livewire Ventures, LLC (wholly owned by the Company’s Chief Executive Officer, Edward R. Grauch), MidAtlantic IRA, LLC FBO Steven L. Shea IRA (an IRA account for the benefit of the Company’s Chairman of the Board, Steven Shea), Carol M. Pallé and Robert J. Pallé (Company Director and employed as Managing Director-Strategic Accounts), Anthony J. Bruno (Company Director), and Stephen K. Necessary (Company Director), as lenders (collectively, the “Initial Lenders”) and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”) entered into a certain Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the lenders from time to time party thereto may provide up to $1,500 of loans to the Company (the “Subordinated Loan Facility”). Interest accrues on the outstanding amounts advanced under the Subordinated Loan Facility at the rate of 12% per annum, compounded and payable monthly, in-kind, by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest.

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

On January 28, 2021, the Company entered into the Third Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder (the “LSA Third Amendment”) with the Tranche A Parties, the Tranche B Parties (that had not previously converted the loans attributable to each of them into shares of Common Stock), the Agent and certain other investors (the “Tranche C Parties”). Pursuant to the LSA Third Amendment, the parties agreed to increase the aggregate loan limit from $1,500 to $1,600 and the Tranche C Parties agreed to provide the Company with a commitment for a $600 term loan facility, all of which was advanced to the Company on January 29, 2021 (the “Tranche C Loans”). As is the case with the loans provided by the Tranche A Parties and Tranche B Parties, interest on the Tranche C Loans accrues at 12% per annum and is payable monthly in-kind, by the automatic increase of the principal amount of the loans on each monthly interest payment date, by the amount of the accrued interest payable at that time. The Company, at its option, may pay any interest due on the Tranche C Loans in cash on any interest payment date in lieu of PIK Interest. The Tranche C Parties also have the option, following the stockholder approval described in the next sentence, of converting the accreted principal balance of the Tranche C Loans attributable to each of them into shares of the Company’s common stock at a conversion price of $1.00. The conversion rights are subject to the terms and conditions applicable to the Tranche C Parties restricting conversion of the Tranche C Loans to an aggregate amount of shares of common stock that would not result in the Company’s non-compliance with NYSE American rules requiring stockholder approval of issuances or potential issuances of shares in excess of the percentage limits specified therein. These restrictions terminated as the requisite stockholder approval was obtained on March 4, 2021.

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of MidCap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement. During the year ended December 31, 2020, the Company accrued $77 of PIK Interest with respect to the Subordinated Loan Facility.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following table summarizes the Company’s operating and financing lease expense as of December 31, 2020 and 2019, respectively:

	2020	2019
Operating lease cost	$1,183	$1,155
Financing lease cost	38	20
Total	$1,221	$1,175
Weighted average remaining lease term	3.0	4.0
Weighted average discount rate-operating leases	6.5%	6.5%

Maturities of the Company’s operating leases as of December 31, 2020, excluding short term leases are as follows:

2021	$939
2022	901
2023	922
2024	77
Thereafter	-
Total	2,839
Less: present value discount	(274)
Total operating lease liabilities	$2,565

Note 8- Commitments and Contingencies

Litigation

The Company from time to time is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note 9 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full-time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $45 and $170, for the years ended December 31, 2020 and 2019, respectively.

Defined Benefit Pension Plan

At December 31, 2020, approximately 27% of the Company’s employees were covered by a collective bargaining agreement, that is scheduled to expire in February 2022.

Substantially all union employees who met certain requirements of age, length of service and hours worked per year were covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service.

On August 1, 2006, the plan was frozen. The defined benefit pension plan is closed to new entrants and existing participants do not accrue any additional benefits. The Company complies with minimum funding requirements. The total expense for this plan was $39 in 2020 and $146 in 2019, respectively.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The Company recognizes the funded status of its defined benefit pension plan measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the funded status related to the defined benefit pension plan was (underfunded) overfunded by $(17) and $89, respectively, and is recorded in current liabilities and current assets, respectively.

Note 10 - Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the years ended December 31, 2020 and 2019, this law firm billed the Company approximately $834 and $483, respectively for legal services provided by this firm. At December 31, 2020, the Company owed $183 to this firm. There were no amounts owed to this firm at December 31, 2019.

Note 11 - Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.

Credit risk with respect to trade accounts receivable was concentrated with three of the Company’s customers in both 2020 and 2019, respectively. These customers accounted for approximately 38% and 47% of the Company’s outstanding trade accounts receivable at December 31, 2020 and 2019, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

The following table summarizes credit risk with respect to customers as percentage of sales for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Customer A	-	11%
Customer B	-	12%
Customer C	-	12%

No customer exceeded ten percent of sales for the year ended December 31, 2020.

The following table summarizes credit risk with respect to customers as percentage of accounts receivable:

	December 31,
	2020	2019
Customer A	-	19%
Customer B	-	17%
Customer C	-	-
Customer D	-	11%
Customer E	15%	-
Customer F	13%	-
Customer G	11%	-

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following table summarizes credit risk with respect to vendors as percentage of purchases for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Vendor A	17%	37%
Vendor B	15%	14%
Vendor C	15%	-

The following table summarizes credit risk with respect to vendors as percentage of accounts payable:

	December 31,
	2020	2019
Vendor A	45%	84%
Vendor B	11%	-
Vendor C	-	-
Vendor D	20%	-

Note 12 – Stock Repurchase Program

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”). The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2020, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. During 2020 and 2019, the Company did not purchase any of its Common Stock under the 2002 Program or 2007 Program.

Note 13 – Executive and Director Stock Purchase Plans

On June 16, 2014, the Company’s Board of Directors adopted the Executive Stock Purchase Plan (the “ESPP”), which was subsequently amended several times most recently on September 10, 2020, retroactively effective to September 1, 2020. The ESPP allows executive officers of the Company to elect to purchase common stock of the Company in lieu of receiving a portion of their salary. The maximum number of shares of common stock that can be purchased by all participants, in the aggregate, pursuant to the ESPP is 750 shares. The shares will be purchased directly from the Company at the fair market value of the Company’s common stock on the date of purchase (based on selling prices reported on NYSE American), which is the payroll date when the salary is withheld. As of December 31, 2020, approximately 35 shares were purchased under the ESPP.

On November 8, 2016, the Company’s Board of Directors adopted the Director Stock Purchase Plan (the “DSPP”), which was subsequently amended several times most recently on October 12, 2020. The DSPP allows non-employee directors of the Company to elect to purchase common stock of the Company in lieu of receiving a portion of their director and meeting fees. The maximum number of shares of common stock that can be purchased by all participants, in the aggregate, pursuant to the DSPP is 1,000 shares. The shares will be purchased directly from the Company at the fair market value of the Company’s common stock on the date of purchase (based on selling prices reported on NYSE American), which is the check date when the fees would normally be paid. As of December 31, 2020, approximately 70 shares were purchased under the DSPP.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 14 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2020 and 2019, there were no outstanding preferred shares.

Note 15 – Private Placement

On December 14, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) for the sale and issuance by the Company to the Purchasers of (i) an aggregate of 1,429 shares (the “Shares”) of the Company’s common stock and (ii) warrants (the “Purchaser Warrants”) to purchase an aggregate of up to 714 shares of common stock (the “Purchaser Warrant Shares”), for aggregate gross proceeds to the Company of $1,000, before deducting placement agent fees and offering expenses payable by the Company. The Company also agreed to issue to the placement agents and certain persons affiliated with the placement agents, as additional compensation, (a) fully-vested warrants (the “Placement Agent Warrants”) to purchase an aggregate of up to 100 shares (the “Placement Agent Warrant Shares”) of common stock and (b) contingent warrants (the “Placement Agent Contingent Warrants”) to purchase an aggregate of up to an additional 50 shares (the “Placement Agent Contingent Warrant Shares”) of common stock. The transaction closed on December 15, 2020.

The Purchase Agreement also includes terms that give the Purchasers certain price protections, providing for adjustments of the number of shares of common stock held by them in the event of certain future dilutive securities issuances by the Company for a period not to exceed 18 months following the closing of the private placement, or such earlier date on which all of the Purchaser Warrants have been exercised. In addition, the Purchase Agreement provides the Purchasers with a right to participate in certain future Company financings, up to 30% of the amount of such financings, for a period of 24 months following the closing of the private placement. The Purchase Agreement also required the Company to register the resale of the Shares and the Purchaser Warrant Shares pursuant to the terms of a Registration Rights Agreement between the Company and the Purchasers, dated as of December 14, 2020, as described further below. The Company filed a registration statement with the SEC on January 14, 2021 to register the resale of the Shares and the Purchaser Warrant Shares, which registration statement was declared effective by the SEC on January 21, 2021.

The Purchase Agreement obligated the Company to call a special meeting of its stockholders to seek stockholder approval of the issuance of shares of its Common Stock issuable in connection with this transaction in excess of 19.99% of the Company’s outstanding shares of Common Stock, in accordance with the requirements of Section 713(a) of the New York Stock Exchange (“NYSE”)American Company Guide. Stockholder approval was obtained on March 4, 2021.

The Purchaser Warrants have an exercise price of $1.25 per share, are exercisable beginning on December 15, 2020, and have a term of three years. The exercise price and the number of shares of common stock issuable upon exercise of each Purchaser Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The fair value of the Purchaser Warrants is $643.

In certain circumstances, upon the occurrence of a fundamental transaction, a holder of Purchaser Warrants is entitled to receive, upon any subsequent exercise of the Purchaser Warrant, for each Purchaser Warrant Share that would have been issuable upon such exercise of the Purchaser Warrant immediately prior to the fundamental transaction, at the option of the holder, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration receivable as a result of the fundamental transaction by a holder of the number of shares of common stock of the Company for which the Purchaser Warrant is exercisable immediately prior to the fundamental transaction. If holders of the Company’s common stock are given any choice as to the securities, cash or property to be received in a fundamental transaction, then the Holder shall be given the choice as to the additional consideration it receives upon any exercise of the Purchaser Warrant following the fundamental transaction.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The Placement Agent Warrants have an exercise price of $0.70 per share, a term of five years from December 14, 2020, and became exercisable upon the Company obtaining the stockholder approval described above. The exercise price and the number of shares of common stock issuable upon exercise of each Placement Agent Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Placement Agent Warrants also provide the holders with certain “piggyback” registration rights, permitting the holders to request that the Company include the Placement Agent Warrant Shares for sale in certain registration statements filed by the Company. The fair value of the Placement Agent Warrants is $121.

The Placement Agent Contingent Warrants have an exercise price of $1.25 per share, a term of five years from December 14, 2020, and become exercisable if, and to the extent, holders of the Purchaser Warrants exercise such Purchaser Warrants. In no event, however, will the Placement Agent Contingent Warrants become exercisable unless and until Stockholder Approval has been obtained. The exercise price and the number of shares of common stock issuable upon exercise of each Placement Agent Contingent Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Placement Agent Contingent Warrants also provide the holders with certain “piggyback” registration rights, permitting the holders to request that the Company include the Placement Agent Contingent Warrant Shares for sale in certain registration statements filed by the Company. The fair value of the Placement Agent Contingent Warrants is $56.

Note 16 – Equity Incentive Plans

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

In May 2016, the stockholders of the Company approved the 2016 Director Equity Incentive Plan (the “2016 Director Plan”). The 2016 Director Plan authorizes the Board of Directors (the “Board”) to grant a maximum of 400 shares of equity based and other performance-based awards to non-employee directors of the Company. The term of the 2016 Director Plan expires on February 4, 2026. The Board determines the recipients and the terms of the awards granted under the 2016 Director Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.

In May 2005, the stockholders of the Company approved the 2005 Director Equity Incentive Plan (the “Director Plan”). The Director Plan authorizes the Board of Directors (the “Board”) to grant a maximum of 200 shares of equity based and other performance-based awards to non-employee directors of the Company. In May 2010, the stockholders of the Company approved an amendment to the Director Plan to increase the maximum number of equity based and other performance awards to 400. In May 2014, the stockholders of the Company approved the amendment and restatement of the Director Plan to extend the term of the Director Plan to February 7, 2024 and increase the maximum number of equity based and other performance awards to 600. The Board determines the recipients and the terms of the awards granted under the Director Plan, including the type of awards, exercise price, number of shares subject to the award and the exercisability thereof.

The Company issues performance-based stock options to employees. The Company estimates the fair value of performance stock option awards using the Black-Scholes-Merton option pricing model. Compensation expense for stock option awards is amortized on a straight-line basis over the awards’ vesting period.

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

The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years ended December 31,
	2020	2019
Fair value of the company’s common stock on date of grant	$0.595	$1.10
Expected term	6.5 years	6.5 years
Risk free interest rate	0.44%	2.38%
Dividend yield	0.00%	0.00%
Volatility	79.0%	79.0%
Fair value of options granted	$0.41	$0.77

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following table summarizes total stock-based compensation costs recognized for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Cost of goods sold	$40	$47
Selling expenses	40	101
General and administrative	227	280
Research and development	97	191
Total	$404	$619

The following table summarizes information about stock-based awards outstanding for the year ended December 31, 2020:

Plan	Stock Options
2016 Employee Plan	1,717
2016 Director Plan	457
Other	500
2005 Employee Plan	1,012
2005 Director Plan	312
3,998
Stock-based awards available for grant as of December 31, 2020	1,172

Stock options award activity for the year ended December 31, 2020 is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3,950	$0.91
Options granted	468	0.59
Options exercised	(65)	0.75
Options forfeited	(80)	0.84
Options expired	(275)	1.21
Outstanding at December 31, 2020	3,998	$0.86	6.3	$2,008
Exercisable at December 31, 2020	2,604	$0.92	5.5	$1,213

During the year ended December 31, 2020, the Company granted options under the 2016 Employee Plan, the 2016 Director Plan and the 2005 Director Plan to purchase 468 shares of common stock to its employees and directors. The fair value of these options was approximately $192.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The aggregate intrinsic value of stock options is calculated as the difference between exercise price of the underlying stock options and the fair value of the Company’s common stock or $1.33 per share at December 31, 2020.

The Company does not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock (or reduces the amount of treasury stock) upon exercise of stock options or release of restricted stock awards.

The following table represents warrant activity for the year ended December 31, 2020:

	Number of shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	-	$-
Warrants granted	887	0.73
Warrants exercised	-	-
Warrants forfeited	-	-
Warrants expired	-	-
Outstanding at December 31, 2020	887	$0.73	3.39	$829
Exercisable at December 31, 2020	737	$1.23	3.06	$652

In May 2020, the Company issued a 5-year warrant to purchase 22 shares of common stock of the Company to VFT Special Ventures, Ltd. a Delaware corporation (“VFT”). The warrant was granted as partial consideration in connection with the placement fee for the Subordinated Loan Facility (see Note 6). The warrant is exercisable at $0.55 per share and vested immediately. The fair value of the warrant was $9.

Note 17 - Income Taxes

The following summarizes the benefit for income taxes for the years ended December 31, 2020 and 2019:

	2020	2019
Current:
Federal	$-	$-
State and local	15	15
	15	15
Deferred:
Federal	(1,488)	(43)
State and local	(26)	(1)
	(1,514)	(44)
Valuation allowance	1,514	44
Provision for income taxes	$15	$15

The provision for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following for the years ended December 31, 2020 and 2019:

	2020	2019
Benefit for Federal income taxes at the statutory rate	$(1,567)	$(153)
State and local income taxes, net of Federal benefit	12	11
Permanent differences:
Other	73	84
Change in valuation allowance	1,514	44
Rate differential	-	-
Other	(17)	29
Provision for income taxes	$15	$15

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$59	$6
Inventories	779	827
Intangible	130	122
Share based compensation	261	192
Net operating loss carry forward	7,385	5,940
Depreciation	6	11
Pension liability	39	30
Other	2	2
Total deferred tax assets	8,661	7,130
Deferred tax liabilities:
Intangible	(4)	(4)
Indefinite life intangibles	(156)	(139)
Total deferred tax liabilities	(160)	(143)
	8,501	6,987
Valuation allowance	(8,501)	(6,987)
Net	$-	$-

For the year ended December 31, 2020, the Company had approximately $33,045 and $22,725 of federal and state net operating loss carryovers (“NOL”), respectively, which begin to expire in 2022. Additionally, there are federal NOL carryovers of $1,755 which do not expire.

The change in the valuation allowance for the years ended December 31, 2020 and December 31, 2019 was $1,514 and $44, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence. The significant negative evidence includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2020, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

The Company had no change in its liability for uncertain tax position during 2020 and no liabilities for uncertain tax positions as of December 31, 2020. ASC 740 discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties incurred in connection with income taxes as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2020 and 2019.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2017 or tax years beginning with the year ended December 31,2002 as the Company utilizes net operating losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: March 25, 2021	By:	/s/ Edward R. Grauch
Edward R Grauch
Chief Executive Officer

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EDWARD R. GRAUCH	Chief Executive Officer and President (Principal Executive Officer)	March 25, 2021
Edward R. Grauch

/s/ Eric Skolnik	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 25, 2021
Eric Skolnik

/s/ Anthony Bruno	Director	March 25, 2021
Anthony Bruno

/s/ James F. Williams	Director	March 25, 2021
James F. Williams

/s/ Charles E. Dietz	Director	March 25, 2021
Charles E. Dietz

/s/ Robert J. Pallé	Director	March 25, 2021
Robert J. Pallé

/s/ Gary P. Scharmett	Director	March 25, 2021
Gary P. Scharmett

/s/ Steven L. Shea	Director	March 25, 2021
Steven L. Shea

/s/ James H. Williams	Director	March 25, 2021
James H. Williams

/s/ Stephen K. Necessary	Director	March 25, 2021
Stephen K. Necessary

/s/ JOHN BURKE	Director	March 25, 2021
John Burke

/s/ RICK BRIGGS	Director	March 25, 2021
Rick Briggs

/s/ MICHAEL HAWKEY	Director	March 25, 2021
Michael Hawkey