Form 10-Q
period 2021-03-31
BLONDER TONGUE LABORATORIES INC
filed 2021-05-13
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021.

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

Number of shares of common stock, par value $.001, outstanding as of May 6, 2021: 11,960,505

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited) Mar 31,	Dec 31,
	2021	2020
Assets
Current assets:
Cash	$56	$69
Accounts receivable, net of allowance for doubtful accounts of $275 as of both March 31, 2021 and December 31,2020, respectively	1,074	1,741
Inventories	4,043	4,063
Prepaid and other current assets	1,185	231
Total current assets	6,358	6,104
Property, plant and equipment, net	396	429
License agreements, net	30	10
Intangible assets, net	884	927
Goodwill	493	493
Right of use assets, net	2,218	2,411
Other assets, net	744	756
	$11,123	$11,130
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,238	$2,145
Current portion of long-term debt	24	28
Current portion of lease liability	796	794
Accounts payable	2,207	2,014
Accrued compensation	638	370
Accrued benefit pension liability	17	17
Income taxes payable	28	28
Other accrued expenses	22	138
Total current liabilities	4,970	5,534
Subordinated convertible debt with related parties, net	1,280	791
Lease liability, net of current portion	1,575	1,771
Long-term debt, net of current portion	1,793	1,797
Total liabilities	9,618	9,893
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares, no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 11,874 and 11,558 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	12	12
Paid-in capital	30,253	29,571
Accumulated deficit	(27,808)	(27,394)
Accumulated other comprehensive loss	(952)	(952)
Total stockholders’ equity	1,505	1,237
	$11,123	$11,130

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$3,251	$4,050
Cost of goods sold	1,866	3,497
Gross profit	1,385	553
Operating expenses:
Selling	531	728
General and administrative	1,079	1,187
Research and development	638	657
	2,248	2,572
Loss from operations	(863)	(2,019)
Other Income	577	-
Interest Expense	(128)	(61)
Loss before income taxes	(414)	(2,080)
Provision for income taxes	-	-
Net loss	$(414)	$(2,080)
Basic and diluted net loss per share	$(0.04)	$(0.21)
Basic and diluted weighted average shares outstanding	11,650	9,766

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at January 1, 2021	11,558	$12	$29,571	$(27,394)	$(952)	$1,237
Net loss	-	-	-	(414)	-	(414)
Subordinated convertible debt discount			186			186
Stock-based Compensation	-	-	130	-	-	130
Conversion of convertible subordinated debt	101	-	101	-	-	101
Stock awards for directors’ fees and employee compensation	172	-	261	-	-	261
Exercised stock options	43	-	4	-	-	4
Balance at March 31, 2021	11,874	$12	$30,253	$(27,808)	$(952)	$1,505

Balance at January 1, 2020	9,766	$10	$28,158	$(19,920)	$(885)	$7,363
Net loss	-	-	-	(2,080)	-	(2,080)
Stock-based Compensation	-	-	118	-	-	118
Balance at March 31, 2020	9,766	$10	$28,276	$(22,000)	$(885)	$5,401

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(414)	$(2,080)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock based compensation expense	130	118
Depreciation	33	35
Amortization	59	56
Amortization of deferred loan costs	15	15
Amortization of subordinated debt discount	39	-
Non cash interest expense	37	-
Amortization of right of use assets	193	190
Fair value adjustment of stock awards	190	-
Changes in operating assets and liabilities:
Accounts receivable	667	321
Inventories	20	829
Prepaid and other current assets	(954)	(213)
Other assets	(3)	(13)
Change in lease liability	(194)	(188)
Accounts payable, accrued compensation and other accrued expenses	416	88
Net cash provided by (used in) operating activities	234	(842)
Cash Flows From Investing Activities:
Purchases of property and equipment	-	(6)
Acquisition of licenses	(36)	-
Net cash used in investing activities	(36)	(6)
Cash Flows From Financing Activities:
Net (repayments) proceeds of line of credit	(907)	365
Proceeds from exercise of stock options	4	-
Borrowings of subordinated convertible debt	700	-
Repayments of long-term debt	(8)	(10)
Net cash (used in) provided by financing activities	(211)	355
Net decrease in cash	(13)	(493)
Cash, beginning of period	69	572
Cash, end of period	$56	$79
Supplemental Cash Flow Information:
Cash paid for interest	$41	$49
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$-	$3
Conversion of subordinated convertible debt to common stock	$101	$-

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 1 - Company and Basis of Consolidation

Blonder Tongue Laboratories, Inc. (together with its consolidated subsidiaries, the “Company”) is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport, and broadband product solutions to the telecommunications, fiber optic and cable service operator markets the Company serves, including the multi-dwelling unit (“MDU”) market, and small and medium sized businesses (“SMB”) that include the lodging/hospitality market, and institutional property markets; including hospitals, prisons, government entities and schools, primarily throughout the United States and Canada. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated interim financial statements include all adjustments, consisting primarily of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results, changes in stockholders’ equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021. The results of the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period.

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

(b) Loss Per Share

Loss per share is calculated in accordance with Accounting Standards Codification (“ASC”) ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” loss per share. Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflect, in periods in which they have a dilutive effect, the effect of potential issuances of common shares.

The diluted share base excludes the following potential common shares due to their antidilutive effect:

	Three months ended March 31
	2021	2020

Stock options	3,982	2,882
Warrants	929	-
Convertible debt	2,060	-
	6,971	2,882

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

(c) Amortization of Debt Discount

The Company accounts for the amortization of the debt discount utilizing the effective interest method.

(d) Adoption of Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“Topic 740”). The list of changes is comprehensive; however, the changes will not significantly impact the Company due to the full valuation allowance that is recorded against the Company’s deferred tax assets. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company adopted ASU 2019-12 in 2021. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or financial statement disclosure.

(e) Liquidity and Ability to Continue as a Going Concern

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. On March 21, 2020, the Governor of New Jersey declared a health emergency and issued an order to close all nonessential businesses until further notice. As a maker of telecommunication equipment, the Company is deemed to be an essential business. Nonetheless, out of concern for our workers and pursuant to the government order, the Company has reduced the scope of its operations and where possible, certain workers are telecommuting from their homes. While the Company expects this matter to continue to negatively impact its results of operations, cash flows and financial position, the related impact cannot be reasonably estimated at this time.

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. The above factors raised substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2021, certain of these factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to lower than expected sales due to a slowdown in market activities experienced during 2019, exacerbated by the outbreak of the novel coronavirus during the early part of 2020, the Company has continued a multi-phase operational cost-reduction program, which included adjustments to our staffing (in the form of furloughs and both temporary and permanent layoffs) and strategically timed reductions in manufacturing activities, which we believe will improve our ability to continue our operations and meet our obligations to customers.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, amounts available under the MidCap Facility (see Note 5 below), amounts available under the Subordinated Loan Facility (see Note 6 below) and cash generated from the private placement of common stock. As of March 31, 2021, the Company had approximately $1,238 outstanding under the MidCap Facility (as defined in Note 5 below) and $537 of additional availability for borrowing under the MidCap Facility.

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

(f) Subsequent Events

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

Disaggregation of Revenue

The Company is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. Digital video headend products (including encoders) are used by a system operator for acquisition, processing, compression, encoding and management of digital and internet protocol (IP) video. DOCSIS data products give service providers, integrators, and premises owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU's, and college campuses, using IP technology. HFC distribution products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic, coax or HFC distribution network. Analog video headend products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Contract-manufactured products provide manufacturing, research and development and product support services for other companies’ products. CPE products are used by cable operators to provide video delivery to customers using IP technology. NXG is a two-way forward-looking IP digital video signal processing platform that is used to deliver next-generation entertainment services in both enterprise and residential locations. Transcoders convert video streams from one format to another to allow the video to be viewed across different platforms and devices. The Company also provides technical services, including hands-on training, system design engineering, on-site field support and complete system verification testing.

The following table presents the Company’s disaggregated revenues by revenue source:

	Three months ended March 31
	2021	2020
Digital video headend products	$543	$1,057
CPE	695	646
DOCSIS data products	28	871
HFC distribution products	427	688
Analog video headend products	243	339
NXG	421	196
Transcoders	736	115
Contract manufactured products	5	44
Other	153	94
	$3,251	$4,050

All of the Company’s sales are to customers located primarily throughout the United States and Canada.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 4 – Inventories

Inventories, net of reserves, are summarized as follows:

	March 31, 2021	December 31, 2020
Raw Materials	$1,927	$1,706
Work in process	1,200	1,144
Finished Goods	916	1,213
	$4,043	$4,063

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

The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of zero and $389 during the three months ended March 31, 2021 and 2020, respectively.

Note 5 – Debt

Line of Credit

On October 25, 2019, the Company entered into a Loan and Security Agreement (All Assets) (the “Loan Agreement”) with MidCap Business Credit LLC (“MidCap”). The Loan Agreement provides the Company with a credit facility comprising a $5,000 revolving line of credit (the “MidCap Facility”). The MidCap Facility matures following the third anniversary of the Loan Agreement. Interest on the amounts outstanding under the Loan Agreement is variable, based upon the three-month LIBOR rate plus a margin of 4.75% (4.96% at March 31, 2021), subject to re-set each month. All outstanding indebtedness under the Loan Agreement is secured by all of the assets of the Company and its subsidiaries.

The Loan Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the encumbrance, sale or other disposition of assets. In addition, the Company has a minimum availability cap of $400.

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

Note 6 – Subordinated Convertible Debt with Related Parties

On April 8, 2020, the Company, as borrower, together with Livewire Ventures, LLC (wholly owned by the Company’s Chief Executive Officer, Edward R. Grauch), MidAtlantic IRA, LLC FBO Steven L. Shea IRA (an IRA account for the benefit of the Company’s Chairman of the Board, Steven Shea), Carol M. Pallé and Robert J. Pallé (Company Director and employed as Managing Director-Strategic Accounts) , Anthony J. Bruno (Company Director), and Stephen K. Necessary (Company Director) , as lenders (collectively, the “Initial Lenders") and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”) entered into a certain Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the lenders from time to time party thereto may provide up to $1,500 of loans to the Company (the “Subordinated Loan Facility”). Interest accrues on the outstanding amounts advanced under the Subordinated Loan Facility at the rate of 12% per annum, compounded and payable monthly, in-kind, by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest.

On April 8, 2020, the Initial Lenders agreed to provide the Company with a Tranche A term loan facility of $800 of which $600 was advanced to the Company on April 8, 2020, $100 was advanced to the Company on April 17, 2020 and $100 was advanced to the Company on January 12, 2021. The Initial Lenders participating in the Tranche A term loan facility have the option of converting the principal balance of the loan held by each of them, in whole (unless otherwise agreed by the Company), into shares of the Company’s common stock at a conversion price equal to the volume weighted average price of the Common Stock as reported by the NYSE American, during the five trading days preceding April 8, 2020 (the “Tranche A Conversion Price”) which was calculated at $0.593. The conversion right was subject to stockholder approval as required by the rules of the NYSE American, which was obtained on June 11, 2020.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

On October 29, 2020, the additional unaffiliated investors as described above, submitted irrevocable notices of conversion under the Tranche B Term Loan. As a result, $175 of original principal and $11 of PIK interest outstanding under the Tranche B Term Loan were converted into 338 shares of Company common stock in full satisfaction of their indebtedness.

On January 28, 2021, the Company entered into the Third Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder (the “LSA Third Amendment”) with the Tranche A Parties, the Tranche B Parties (that had not previously converted the loans attributable to each of them into shares of Common Stock), the Agent and certain other investors (the “Tranche C Parties”). Pursuant to the LSA Third Amendment, the parties agreed to increase the aggregate loan limit from $1,500 to $1,600 and the Tranche C Parties agreed to provide the Company with a commitment for a $600 term loan facility, all of which was advanced to the Company on January 29, 2021 (the “Tranche C Loans”). As is the case with the loans provided by the Tranche A Parties and Tranche B Parties, interest on the Tranche C Loans accrues at 12% per annum and is payable monthly in-kind, by the automatic increase of the principal amount of the loans on each monthly interest payment date, by the amount of the accrued interest payable at that time. The Company, at its option, may pay any interest due on the Tranche C Loans in cash on any interest payment date in lieu of PIK Interest. The Tranche C Parties also have the option, following the stockholder approval described in the next sentence, of converting the accreted principal balance of the Tranche C Loans attributable to each of them into shares of the Company’s common stock at a conversion price of $1.00. The conversion rights are subject to the terms and conditions applicable to the Tranche C Parties restricting conversion of the Tranche C Loans to an aggregate amount of shares of common stock that would not result in the Company’s non-compliance with NYSE American rules requiring stockholder approval of issuances or potential issuances of shares in excess of the percentage limits specified therein. These restrictions terminated as the requisite stockholder approval was obtained on March 4, 2021. As the stock price was $1.31 on March 4, 2021, the Company recorded a discount of $186 relating to the difference in stock price due to the beneficial conversion feature. The Company issued 42 warrants at an exercise price of $1.00 to a placement agent in connection with the Tranche C Loans. The warrants have a five-year term from January 28, 2021.

On March 15, 2021, one of the Tranche C Parties submitted an irrevocable notice of conversion under the Tranche C Loans. As a result, $100 of original principal and $1 of PIK interest outstanding under the Tranche C Loans were converted into 101 shares of Company common stock in partial satisfaction of their indebtedness.

On April 6, 2021, the same Tranche C Party submitted an irrevocable notice of conversion under the Tranche C Loans. As a result, $50 of original principal and $1 of PIK interest outstanding under the Tranche C Loans were converted into 51 shares of Company common stock in partial satisfaction of their indebtedness.

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of MidCap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement. The Company accrued $37 and zero of PIK Interest with respect to the Subordinated Loan Facility during the three-months ended March 31, 2021 and 2020, respectively.

Note 7 – Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the three-month periods ended March 31, 2021 and 2020, this law firm billed the Company approximately $196 and $152, respectively for legal services provided by the firm. Included in accounts payable on the accompanying unaudited condensed balance sheet at March 31, 2021 and December 31, 2020 is approximately $218 and $183 owed to this law firm.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 8 – Concentration of Credit Risk

The following table summarizes credit risk with respect to customers as percentage of sales for the three month periods ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Customer A	12%	-
Customer B	12%	-
Customer C	12%	-
Customer D	-	12%
Customer E	-	10%

The following table summarizes credit risk with respect to customers as percentage of accounts receivable:

	March 31,	December 31,
	2021	2020
Customer A	18%	11%
Customer B	16%	13%
Customer C	13%	-
Customer F	22%	15%

The following table summarizes credit risk with respect to vendors as percentage of purchases for the three-month periods ended March 31, 2020 and 2019:

	Three months ended March 31,
	2021	2020
Vendor A	30%	-
Vendor B	13%	-
Vendor C	12%	-
Vendor D	-	54%
Vendor E	-	16%

The following table summarizes credit risk with respect to vendors as percentage of accounts payable:

	March 31,	December 31,
	2021	2020
Vendor B	-	11%
Vendor D	29%	45%
Vendor F	13%	20%

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 9 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, and office equipment under non-cancellable operating leases at various dates through January 2024. Lease costs and cash paid for the three-month period ended March 31, 2021 were $193 and $194, respectively. Lease costs and cash paid for the three-month period ended March 31, 2020 were $190 and $188, respectively.

Maturities of the lease liabilities are as follows:

For the year ended December 31,	Amount
Amount remaining year ending December 31, 2021	$711
2022	901
2023	922
2024	77
Thereafter	-
Total	2,611
Less present value discount	240
Total operating lease liabilities	$2,371

As of March 31, 2021, the weighted average remaining lease term is 3.04 years and the weighted average discount rate used to determine the operating lease liabilities was 6.5%.

Litigation

The Company from time to time is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Note 10 – Other Income

In April 2021, the Company received a payroll tax credit of $577 through the Employee Retention Tax Credit (“ERTC”) for the first quarter of 2021. The amount was recorded as other income and included in prepaid and other current assets as of March 31, 2021. The ERTC was initially established as part of the CARES Act of 2020 and subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021. The CAA and ARPA amendments to the ERTC program provide eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through December 31, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000, so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files the applicable quarterly tax filings on Form 941.

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

Forward-Looking Statements

In addition to historical information this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 25, 2021 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

General

The Company was incorporated in November 1988, under the laws of Delaware as GPS Acquisition Corp., for the purpose of acquiring the business of Blonder-Tongue Laboratories, Inc., a New Jersey corporation, which was founded in 1950 by Ben H. Tongue and Isaac S. Blonder to design, manufacture and supply a line of electronics and systems equipment principally for the private cable industry. Following the acquisition, the Company changed its name to Blonder Tongue Laboratories, Inc. The Company completed the initial public offering of its shares of Common Stock in December 1995.

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

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The products sold in 2019 comprise primarily Android-based IPTV set top boxes to the Tier 2 and Tier 3 cable and telecommunications service providers. This strategic initiative is designed to secure an in-home position with the Company’s product offerings, more intimate, direct relationships with a wide range of service providers, and increased sales of the Company’s CIE products by the BT Premier Distributors to those same service providers. In its first year, the CPE Product initiative achieved sales to over 45 different telco, municipal fiber and cable operators and accounted for approximately 20% of the Company’s 2019 revenues. During 2020, the CPE Product initiative achieved sales to 56 different telco, municipal fiber and cable operators and accounted for approximately 25% of the Company’s revenues.

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

The Company may, from time to time, provide manufacturing, research and development and product support services for other companies’ products. In 2015, the Company entered into an agreement with VBrick Systems, Inc. (“VBrick”) to provide procurement, manufacturing, warehousing and fulfillment support to VBrick for a line of high-end encoder products and sub-assemblies. Sales to VBrick of encoder products were approximately $5,000 and $44,000 in the first three months of 2021 and 2020, respectively. Sales to VBrick for sub-assemblies were not material in the three months ended March 31,2021 or 2020, respectively.

Results of Operations

First three months of 2021 Compared with first three months of 2020

Net Sales. Net sales decreased $799,000, or 19.7%, to $3,251,000 in the first three months of 2021 from $4,050,000 in the first three months of 2020. The decrease is primarily attributable to a decrease in sales of DOCSIS data products, digital video headend products and HFC distribution products, offset by an increase in sales of transcoder products and NXG products. Sales of DOCSIS data products were $28,000 and $871,000, digital video headend products were $543,000 and $1,057,000, HFC distribution products were $427,000 and $688,000, transcoder products were $736,000 and $115,000 and NXG products were $421,000 and $196,000 in the first three months of 2021 and 2020, respectively.

Cost of Goods Sold. Cost of goods sold decreased to $1,866,000 for the first three months of 2021 from $3,497,000 for the first three months of 2020 and decreased as a percentage of sales to 57.4% from 86.4%. The decrease is primarily attributable to lower sales, higher margins relating to favorable product mix, as well as reduced overhead costs.

Selling Expenses. Selling expenses decreased to $531,000 for the first three months of 2021 from $728,000 in the first three months of 2020 and decreased as percentage of sales to 16.3% for the first three months of 2021 from 17.9% for the first three months of 2020. The $197,000 decrease was primarily the result of a decrease in salaries and fringe benefits due to a decrease in head count of $83,000, a decrease in advertising and trade shows of $47,000 and a decrease in travel and entertainment of $26,000.

General and Administrative Expenses. General and administrative expenses decreased to $1,079,000 for the first three months of 2021 from $1,187,000 for the first three months of 2020 but increased as a percentage of sales to 33.2% for the first three months of 2021 from 29.3% for the first three months of 2020. The $108,000 decrease was primarily the result of a decrease in professional fees of $90,000.

Research and Development Expenses. Research and development expenses decreased to $638,000 in the first three months of 2021 from $657,000 in the first three months of 2020 but increased as a percentage of sales to 19.6% for the first three months of 2021 from 16.2% for the first three months of 2020. This $19,000 decrease is primarily the result of a decrease in consulting fees of $49,000 offset by an increase in salaries and fringe benefits of $30,000 due to increased head count.

Operating Loss. Operating loss of $(863,000) for the first three months of 2021 represents a decrease from the operating loss of $(2,019,000) for the first three months of 2020. Operating loss as a percentage of sales was (26.6) % in the first three months of 2021 compared to (49.9) % in the first three months of 2020.

Other income Other income increased to $577,000 in the first three months of 2021 from zero in the first three months of 2020. The increase is the result of the receipt of the payroll tax credit through the Employee Retention Tax Credit for the first quarter of 2021.

Interest Expense. Interest expense increased to $128,000 in the first three months of 2021 from $61,000 in the first three months of 2020. The increase is primarily the result of the PIK interest and the accretion of the debt discount under the subordinated convertible debt.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, the Company’s working capital was $1,389,000 and $570,000, respectively. The increase in working capital was primarily due to a decrease in the line of credit and an increase in prepaid and other current assets offset by a reduction in accounts receivable.

The Company’s net cash provided by operating activities for the three-month period ended March 31, 2021 was $234,000 primarily due to a decrease in accounts receivable of $667,000 and an increase in accounts payable and accrued expenses of $416,000, offset by an increase in prepaid and other current assets of $954,000. The Company’s net cash used in operating activities for the three-month period ended March 31, 2020 was $842,000 primarily due to a net loss of $2,080,000 offset by a decrease in accounts receivable of $321,000 and a decrease in inventories of $829,000.

Cash used in investing activities for the three-month period ended March 31, 2021 was $36,000, all of which was attributable to acquisition of licenses. Cash used in investing activities for the three-month period ended March 31, 2020 was $6,000, all of which was attributable to capital expenditures.

Cash used in financing activities was $211,000 for the first three months of 2021, which was comprised of net borrowing of line of credit of $907,000 and repayments of debt of $8,000 offset by borrowings under the subordinated convertible debt facility of $700,000 and the proceeds of the exercise of stock options of $4,000. Cash provided by financing activities was $355,000 for the first three months of 2020, which was comprised of net borrowing of line of credit of $365,000 and repayments of debt of $10,000.

For a full description of the Company’s senior secured indebtedness under the MidCap Facility and its effect upon the Company’s consolidated financial position and results of operations, see Note 5 – Debt of the Notes to Condensed Consolidated Financial Statements.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations and amounts available under the MidCap Facility. At March 31, 2021, the Company had $537,000 available under the MidCap Facility.

As previously disclosed, on February 1, 2019, the Company completed the sale of its Old Bridge Facility to Jake Brown Road, LLC (the “Buyer”) and, in connection with the completion of the sale, the Company and the Buyer (as landlord) entered into a lease (the “Lease”), pursuant to which the Company continues to occupy, and conduct its manufacturing, engineering, sales and administrative functions, in the Old Bridge Facility.  Also as previously disclosed, certain disagreements have arisen between the Company and the landlord with respect to the parties' interpretation of elements of the Lease, including with respect to amounts being held in escrow by the landlord, which the Company believes should either be refunded to the Company or credited against future lease payments, and the landlord's claim that the Company is obligated to pay management fees to the landlord under the Lease.  Without prejudice to the Company's positions regarding these matters, and without creating any inference that the Company agrees with any of the landlord's claims or waiving any rights available to the Company under the Lease or otherwise, on May 5, 2021, the Company made payment to the landlord of $139,550.62, representing all amounts that the landlord claims are due.  The parties continue to discuss these matters in an attempt to negotiate a resolution of these disagreements.  The Company, however, cannot assure you that these matters will be resolved in a manner that is favorable to the Company or that litigation might not result if a negotiated resolution is not forthcoming.

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. These factors raised substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2021, the above factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company anticipates applying for forgiveness during the second quarter of 2021.

As noted above, the principal and accrued interest under the Note evidencing the PPP Loan are forgivable after twenty-four weeks as long the Company has used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the twenty-four week period. The Company used the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the PPP Loan proceeds will meet the conditions for forgiveness of the PPP Loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the PPP Loan, in whole or in part. In order to obtain full or partial forgiveness of the PPP Loan, the Company must request forgiveness and must provide satisfactory documentation in accordance with applicable Small Business Administration (“SBA”) guidelines. Interest payable on the Note may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the Note. The Company will be obligated to repay any portion of the principal amount of the Note that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.

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

On October 29, 2020, the unaffiliated Additional Investors, as described in Note 6 – Subordinated Convertible Debt with Related Parties of the Notes to Condensed Consolidated Financial Statements, submitted irrevocable notices of conversion under the Tranche B Term Loan. As a result, approximately $175,000 of original principal and $11,000 of PIK interest outstanding under the Tranche B Term Loan were converted into 338,272 shares of Company common stock in full satisfaction of the underlying indebtedness.

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

On January 28, 2021, the Company entered into the Third Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder (the “LSA Third Amendment”) with the Tranche A Parties, the Tranche B Parties (that had not previously converted the loans attributable to each of them into shares of Common Stock), the Agent and certain other investors (the “Tranche C Parties”). Pursuant to the LSA Third Amendment, the parties agreed to increase the aggregate loan limit under the Subordinated Loan Agreement from $1,500,000 to $1,600,000 and the Tranche C Parties agreed to provide the Company with a commitment for a $600,000 term loan facility, all of which was advanced to the Company on January 29, 2021 (the “Tranche C Loans”). As is the case with the loans provided by the Tranche A Parties and Tranche B Parties, interest on the Tranche C Loans accrues at 12% per annum and is payable monthly in-kind, by the automatic increase of the principal amount of the loans on each monthly interest payment date, by the amount of the accrued interest payable at that time. The Company, at its option, may pay any interest due on the Tranche C Loans in cash on any interest payment date in lieu of PIK Interest. The Tranche C Parties also have the option, following Stockholder Approval (defined below) of converting the accreted principal balance of the Tranche C Loans attributable to each of them into shares of the Company’s Common Stock at a conversion price of $1.00. The Company issued 42,000 warrants at an exercise price of $1.00 to a placement agent in connection with the Tranche C Loans. The warrants have a five-year term from January 28, 2021.

Both the Purchase Agreement and the Subordinated Loan Agreement (as amended by the LSA Third Amendment) obligated the Company to call a special meeting of its stockholders to seek stockholder approval of the issuance of shares of its Common Stock issuable in connection with the transactions contemplated by the Securities Purchase Agreement and the LSA Third Amendment, in excess of 19.99% of the Company's outstanding shares of Common Stock, in accordance with the requirements of Section 713(a) of the NYSE American Company Guide. Stockholder approval of the foregoing was obtained on March 4, 2021. As the stock price was $1.31 on March 4, 2021, the Company recorded a discount of $186,000 relating to the difference in stock price due to the beneficial conversion feature.

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

On March 15, 2021, one of the Tranche C Parties submitted an irrevocable notice of conversion under the Tranche C Loans. As a result, $100,000 of original principal and $1,000 of PIK interest outstanding under the Tranche C Loans were converted into 100,987 shares of Company common stock in partial satisfaction of the indebtedness to that Tranche C Party.

On April 6, 2021, the same Tranche C Party submitted an irrevocable notice of conversion under the Tranche C Loans. As a result, $50,000 of original principal and $1,000 of PIK interest outstanding under the Tranche C Loans were converted into 51,260 shares of Company common stock in partial satisfaction of the indebtedness to that Tranche C Party.

In April 2021, the Company received a $577,000 payroll tax credit through the Employee Retention Tax Credit (“ERTC”) for the first quarter of 2021. The ERTC was initially established as part of the CARES Act of 2020 and subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021. The CAA and ARPA amendments to the ERTC program provide eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through December 31, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000 so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files the applicable quarterly tax filings on Form 941. The receipt of the tax credit is expected to improve the Company’s liquidity due to the effects of the credit. Although the Company currently anticipates receiving credits pursuant to the terms of the ERTC for each quarter of 2021, there can be no assurances that the Company will continue to meet the requirements subsequent to the first quarter of 2021 (including the requirements relating to declines in gross receipts) or that changes in the ERTC program, including changes in guidance provided by the IRS with respect to the implementation and operation of the ERTC program, will not be adopted that could reduce or eliminate the benefits the Company may receive.

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

Additionally, beginning during the last week of February 2020 and extending currently, the Company has been experiencing specific COVID-19 related reductions in sales due to customers requesting to delay specific purchases and/or previously anticipated purchase orders and shipments. A portion of the Company’s customers are either fully or partially closed or operating with reduced staffing levels due in part to a range of government mandates or corporate policies such as shelter-in-place, the closure of non-essential businesses, and other restrictions. This reduction in sales began in the range of 15% to 30% week by week deviations from expected/forecasted levels in March 2020 and then grew to a range of 45% to 55% deviations from expected/forecasted levels during the April to August 2020 time period. It is possible that sales may continue to decline further in future periods during 2021 and beyond, as upticks in cases of COVID-19 continue to be reported around the country, which may result in renewed closures and governmental mandates restricting or further delaying efforts to return to business as usual. While the majority of the Company’s customers remain open for business and have informed the Company of their current intentions to remain open through the current circumstances, and despite a portion of the Company’s customers having reopened during Q3 2020, subsequent spikes in reported COVID-19 cases have resulted in certain customers deferring or delaying previously planned meetings and business discussions. The Company has reacted to these unprecedented circumstances, as many enterprises have had to do over the course of March through December2020 (and continuing today), with a range of actions designed to compensate for anticipated temporary revenue shortfalls, manage the Company’s working capital and minimize the overall financial impact of this disruption, including implementation of exceptional short-term operating expense reductions, such as temporary manufacturing shut-downs, employee furloughs and supplier payment renegotiations. The Company has finalized several supplier renegotiations and is still in process with other suppliers to allow for alterations of shipment and receive dates of incoming parts and inventory in other cases.

The Company’s primary long-term obligations are for payment of interest on the MidCap Facility, which expires on October 25, 2022. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were zero and $165,000 in the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. The Company expects to use cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

Critical Accounting Estimates

See the Notes to Condensed Consolidated Financial Statements for a description of where estimates are required.

Recent Accounting Pronouncements

See Note 2(d) of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the Company’s consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2021.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in the Company’s Form 10-K for the year ended December 31, 2020. The below is a material change from the risk factors included in Form 10-K for the year ended December 31, 2020.

We are subject to the continued listing requirements of the NYSE American. If we are unable to comply with such requirements, our common stock would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common stock and subject our common stock to additional trading restrictions.

Our common stock is currently listed on NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public shareholders. In addition to these objective standards, NYSE American may delist the securities of any issuer for other reasons involving the judgment of NYSE American. On June 10, 2020 we received written notification from NYSE American that we are not in compliance with the continued listing standard under Section 1003(a)(iii) of the NYSE American Company Guide (“Company Guide”), which requires a listed company to have stockholders’ equity of at least $6 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. In accordance with NYSE American requirements, we submitted a plan addressing how we intend to regain compliance with Section 1003(a)(iii) by December 10, 2021, the deadline for us to regain compliance.

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

On December 9, 2020, we received an additional written notification from NYSE American that the we are not in compliance with the continued listing standard set forth in Section 1003(a)(ii) of the Company Guide, which requires a listed company to have stockholders’ equity of at least $4 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years.

On April 2, 2021, we received an additional written notification from NYSE American that we are not in compliance with the continued listing standard set forth in Section 1003(a)(i) of the Company Guide, which requires a listed company to have stockholders’ equity of at least $2 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years.

If we are not in compliance with all of these continued listing standards by December 10, 2021, or if NYSE Regulation determines that we are not making sufficient progress consistent with our plan, delisting proceedings will be instituted against us, as appropriate.

Due largely to the continuing effects of the COVID-19 pandemic, we did not meet certain elements of the near-term milestones we had included as part of the compliance plan we submitted to the NYSE American. As a result, it is possible that NYSE Regulation will determine that we are not making sufficient progress consistent with our plan and may request that we submit a revised plan or may initiate delisting proceedings against us. We cannot assure you that we will make sufficient progress to regain compliance with these listing standards by December 10, 2021 under our initial plan or any revision we make to such plan or that NYSE Regulation will accept any revisions we propose to make to our initial plan, or that delisting proceedings may not be instituted against us based on our not meeting certain elements of the near-term milestones we had included as part of the compliance plan we submitted. If delisting proceedings are instituted against us, we would have the right to appeal any delisting determination.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.
4.1	Form of Placement Agent Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021.
10.1	Second Amendment to Loan Agreement, Dated as of January 8, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 11, 2021.
10.2*	Form of Deferred Compensation Agreement.	Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 11, 2021.
10.3	Third Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder, dated as of January 28, 2021 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021.
10.4*	Omnibus Amendment to Non-Qualified Stock Option Agreements.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 11, 2021.
31.1	Certification of Edward R. Grauch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.
101.1	Interactive data files.	Filed herewith.

*	Indicates management contracts or compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: May 13, 2021	By:	/s/ Edward R Grauch
Edward R. Grauch
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)