Form 10-Q
period 2021-06-30
BLONDER TONGUE LABORATORIES INC
filed 2021-08-12
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___ TO ___.

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

Number of shares of common stock, par value $.001, outstanding as of August 6, 2021: 12,141,246

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited) June 30,	Dec 31,
	2021	2020
Assets
Current assets:
Cash	$344	$69
Accounts receivable, net of allowance for doubtful accounts of $275 as of both June 30, 2021 and December 31,2020, respectively	1,820	1,741
Inventories	3,776	4,063
Prepaid and other current assets	1,173	231
Total current assets	7,113	6,104
Property, plant and equipment, net	648	429
License agreements, net	38	10
Intangible assets, net	841	927
Goodwill	493	493
Right of use assets, net	2,058	2,411
Other assets, net	717	756
	$11,908	$11,130
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,633	$2,145
Current portion of long-term debt	73	28
Current portion of lease liability	802	794
Accounts payable	2,209	2,014
Accrued compensation	705	370
Accrued benefit pension liability	17	17
Income taxes payable	19	28
Other accrued expenses	57	138
Total current liabilities	5,515	5,534
Subordinated convertible debt with related parties, net	1,256	791
Lease liability, net of current portion	1,414	1,771
Long-term debt, net of current portion	233	1,797
Total liabilities	8,418	9,893
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares, no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 12,082 and 11,558 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	12	12
Paid-in capital	30,612	29,571
Accumulated deficit	(26,182)	(27,394)
Accumulated other comprehensive loss	(952)	(952)
Total stockholders’ equity	3,490	1,237
	$11,908	$11,130

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$4,338	$3,831	$7,589	$7,881
Cost of goods sold	2,733	2,596	4,599	6,093
Gross profit	1,605	1,235	2,990	1,788
Operating expenses:
Selling	634	574	1,165	1,302
General and administrative	965	1,161	2,044	2,348
Research and development	623	608	1,261	1,265
	2,222	2,343	4,470	4,915
Loss from operations	(617)	(1,108)	(1,480)	(3.127)
Gain on debt forgiveness	1,769	-	1,769	-
Other Income	608	-	1,185	-
Interest Expense	(134)	(86)	(262)	(147)
Income (loss) before income taxes	1,626	(1,194)	1,212	(3,274)
Provision for income taxes	-	-	-	-
Net income (loss)	$1,626	$(1,194)	$1,212	$(3,274)
Basic net income (loss) per share	$0.14	$(0.12)	$0.10	$(0.34)
Diluted net income (loss) per share	$0.11	$(0.12)	$0.08	$(0.34)
Basic weighted average shares outstanding	11,984	9,766	11,818	9,766
Diluted weighted average shares outstanding	15,254	9,766	15,186	9,766

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
For the three and six months ended June 30, 2021
Balance at January 1, 2021	11,558	$12	$29,571	$(27,394)	$(952)	$1,237
Net loss	-	-	-	(414)	-	(414)
Subordinated convertible debt discount			186			186
Stock-based Compensation	-	-	130	-	-	130
Conversion of convertible subordinated debt	101	-	101	-	-	101
Stock awards for directors’ fees and employee compensation	172	-	261	-	-	261
Exercised stock options	43	-	4	-	-	4
Balance at March 31, 2021	11,874	12	30,253	(27,808)	(952)	1,505
Net income				1,626		1,626
Stock-based Compensation	-	-	159	-	-	159
Conversion of convertible subordinated debt	104	-	103	-	-	103
Stock awards for directors’ fees and employee compensation	35	-	51	-	-	51
Exercised stock options	4	-	-	-	-	-
Exercised stock warrants	65	-	46	-	-	46
Balance at June 30, 2021	12,082	$12	$30,612	$(26,182)	$(952)	$3,490
For the three and six months ended June 30, 2020
Balance at January 1, 2020	9,766	$10	$28,158	$(19,920)	$(885)	$7,363
Net loss	-	-	-	(2,080)	-	(2,080)
Stock-based Compensation	-	-	118	-	-	118
Balance at March 31, 2020	9,766	10	28,276	(22,000)	(885)	5,401
Net loss				(1,194)		(1,194)
Stock-based Compensation			93			93
Balance at June 30, 2020	9,766	$10	$28,369	$(23,194)	$(885)	$4,300

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$1,212	$(3,274)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Gain on debt forgiveness	(1,769)	-
Stock based compensation expense	289	211
Depreciation	65	68
Amortization	113	108
Amortization of deferred loan costs	30	30
Amortization of subordinated debt discount	78	-
Non cash interest expense	77	23
Amortization of right of use assets	391	377
Fair value adjustment of stock awards	240	-
Loss on disposal of right of use assets	3	-
Changes in operating assets and liabilities:
Accounts receivable	(79)	193
Inventories	287	1,277
Prepaid and other current assets	(942)	(350)
Other assets	9	66
Change in lease liability	(390)	(375)
Accounts payable, accrued compensation and other accrued expenses	512	(383)
Net cash provided by (used in) operating activities	126	(2,029)
Cash Flows From Investing Activities:
Purchases of property and equipment	(8)	(130)
Acquisition of licenses	(55)	(20)
Net cash used in investing activities	(63)	(150)
Cash Flows From Financing Activities:
Net repayments of line of credit	(512)	(579)
Proceeds from long-term debt	-	1,769
Proceeds from subordinated convertible debt	700	900
Proceeds from exercise of stock options	4	-
Proceeds from exercise of stock warrants	46	-
Repayments of long-term debt	(26)	(18)
Net cash provided by financing activities	212	2,072
Net increase (decrease) in cash	275	(107)
Cash, beginning of period	69	572
Cash, end of period	$344	$465
Supplemental Cash Flow Information:
Cash paid for interest	$119	$107
Cash paid for income taxes	$9	-
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$276	$3
Conversion of subordinated convertible debt to common stock	$204	$-
Right of use assets obtained by lease obligations	$60	$-

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

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated interim financial statements include all adjustments, consisting primarily of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results, changes in stockholders’ equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021. The results of the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period.

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

(b)	Net income (loss) Per Share

Net income (loss) per share is calculated in accordance with Accounting Standards Codification (“ASC”) ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” net income (loss) per share. Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflect, in periods in which they have a dilutive effect, the effect of potential issuances of common shares. The Company calculates diluted net income per share using the treasury stock method for warrants and options and the if converted method for convertible debt.

The following table presents the computation of basic and diluted net income per share for the three months ended June 30, 2021:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$1,626	11,984	$0.14
Effect of dilutive securities
Convertible debt	41	2,017
Warrants		169
Options		1,084
Diluted EPS	$1,667	15,254	$0.11

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

The following table presents the computation of basic and diluted net income per share for the six months ended June 30, 2021:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$1,212	11,818	$0.10
Effect of dilutive securities
Convertible debt	78	2,017
Warrants		68
Options		1,283
Diluted EPS	$1,290	15,186	$0.08

The diluted share base excludes the following potential common shares due to their antidilutive effect:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Stock options	822	2,675	438	1,963
Convertible debt	-	1,584	-	1,584
Warrants	-	-	-	-
	822	4,259	438	3,547

(c)	Amortization of Debt Discount

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

(e)	Liquidity and Ability to Continue as a Going Concern

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. On March 21, 2020, the Governor of New Jersey declared a health emergency and issued an order to close all nonessential businesses until further notice. As a maker of telecommunication equipment, the Company is deemed to be an essential business. Nonetheless, out of concern for our workers and pursuant to the government order, the Company reduced the scope of its operations and where possible, certain workers are telecommuting from their homes. In June 2021, the Governor of New Jersey rescinded the public health emergency. While the Company expects this matter to continue to negatively impact its results of operations, cash flows and financial position, the related impact cannot be reasonably estimated at this time.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. The above factors raised substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2021, certain of these factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, amounts available under the MidCap Facility (see Note 5 below), amounts available under the Subordinated Loan Facility (see Note 6 below) and cash generated from the private placement of common stock, as well as funds made available to the Company through participation in several federal government financial assistance programs implemented pursuant to the Coronavirus Aid, Relief, and Economic Security Act, including the Paycheck Protection Program and the Employee Retention Tax Credit. As of June 30, 2021, the Company had approximately $1,633 outstanding under the MidCap Facility and $487 of additional availability for borrowing under the MidCap Facility.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

The following table presents the Company’s disaggregated revenues by revenue source:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Digital video headend products	$968	$745	$1,511	$1,802
CPE	288	1,026	983	1,672
DOCSIS data products	327	701	355	1,572
HFC distribution products	496	482	923	1,170
Analog video headend products	238	176	481	515
NXG	470	285	891	481
Contract manufactured products	13	28	18	73
Transcoders	1,337	279	2,073	394
Other	201	109	354	202
	$4,338	$3,831	$7,589	$7,881

All of the Company’s sales are to customers located primarily throughout the United States and Canada.

Note 4 – Inventories

Inventories, net of reserves, are summarized as follows:

	June 30, 2021	December 31, 2020
Raw Materials	$1,699	$1,706
Work in process	1,489	1,144
Finished Goods	588	1,213
	$3,776	$4,063

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

The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of zero during both of the three months ended June 30, 2021 and 2020, respectively and zero and $255 during the six months ended June 30, 2021 and 2020, respectively.

Note 5 – Debt

Line of Credit

On October 25, 2019, the Company entered into a Loan and Security Agreement (All Assets) (the “Loan Agreement”) with MidCap Business Credit LLC (“MidCap”). The Loan Agreement provides the Company with a credit facility comprising a $5,000 revolving line of credit (the “MidCap Facility”). The MidCap Facility matures following the third anniversary of the Loan Agreement. Interest on the amounts outstanding under the Loan Agreement is variable, based upon the three-month LIBOR rate plus a margin of 4.75% (4.85% at June 30, 2021), subject to re-set each month. All outstanding indebtedness under the Loan Agreement is secured by all of the assets of the Company and its subsidiaries.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

The Loan Agreement contains customary covenants, including restrictions on the incurrence of additional indebtedness, the payment of cash dividends or similar distributions, the repayment of any subordinated indebtedness and the encumbrance, sale or other disposition of assets. In addition, the Company has a minimum availability block of $400.

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

On June 14, 2021, the parties entered into a Third Amendment to Loan Agreement (the “Third Amendment”), which amendment, revised the Loan Agreement to, among other things, modify the Loan Agreement’s definition of “Minimum EBITDA Covenant Trigger Event.” The Third Amendment amends the definition, retroactive to and as of June 1, 2021, and also includes certain additional non-substantive changes.

On July 30, 2021, the parties entered into a Fourth Amendment to Loan Agreement (the “Fourth Amendment”), which amendment, revised the Loan Agreement to, among other things, modify the Loan Agreement’s definition of “Minimum EBITDA Covenant Trigger Event.” The Fourth Amendment amends the definition, retroactive to and as of July 1, 2021, and also includes certain additional non-substantive changes.

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

The PPP Loan was evidenced by a promissory note, dated as of April 5, 2020 (the “Note”), between the Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender (the “Lender”). The interest rate on the Note was 0.98% per annum, with interest accruing on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. No payments of principal or interest were due during the ten-month period beginning on the date after the Covered Period.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

On June 22, 2021, the Company applied to the SBA for full forgiveness of the PPP Loan. On June 30, 2021, the Company received notification that the forgiveness was granted. The Company recorded the $1,769 forgiveness as a gain on debt forgiveness during the three and six month periods ended June 30, 2021, respectively.

Note 6 – Subordinated Convertible Debt with Related Parties

On April 8, 2020, the Company, as borrower, together with Livewire Ventures, LLC (wholly owned by the Company’s Chief Executive Officer, Edward R. Grauch), MidAtlantic IRA, LLC FBO Steven L. Shea IRA (an IRA account for the benefit of the Company’s Chairman of the Board, Steven Shea), Carol M. Pallé and Robert J. Pallé (Company Director and employed as Managing Director-Strategic Accounts) , Anthony J. Bruno (Company Director), and Stephen K. Necessary (Company Director) , as lenders (collectively, the “Initial Lenders”) and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”) entered into a certain Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the lenders from time to time party thereto were permitted to provide up to $1,500 of loans to the Company (the “Subordinated Loan Facility”). Interest accrues on the outstanding amounts advanced under the Subordinated Loan Facility at the rate of 12% per annum, compounded and payable monthly, in-kind, by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest.

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

On April 24, 2020, the Company, the Initial Lenders, Ronald V. Alterio (the Company’s Senior Vice President-Engineering, Chief Technology Officer) and certain additional unaffiliated investors (the “Additional Lenders,” and, together with the Initial Lenders, the “Lenders”) entered into the First Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder (the “Amendment”). The Amendment provides for the funding of $200 of additional loans under the Subordinated Loan Facility as a Tranche B term loan established under the Subordinated Loan Agreement, with such loans being provided by the Additional Lenders. The Amendment also sets the conversion price of $0.55 (the “Tranche B Conversion Price”) with respect to the right of the Additional Lenders to convert the accreted principal balance of the loans held by each of them into shares of the Company’s common stock. The terms and conditions of the conversion rights applicable to the Initial Lenders and the Additional Lenders are otherwise identical in all material respects, including the terms restricting conversion to an aggregate amount of shares of common stock that would not result in the Company’s non-compliance with NYSE American rules requiring stockholder approval of issuances or potential issuances of shares in excess of the percentage limits specified therein or in an amount that may be deemed to constitute a change of control under such rules. These restrictions were eliminated when the requisite stockholder approval was obtained on June 11, 2020.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

On January 28, 2021, the Company entered into the Third Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder (the “LSA Third Amendment”) with the Tranche A Parties, the Tranche B Parties (that had not previously converted the loans attributable to each of them into shares of Common Stock), the Agent and certain other investors (the “Tranche C Parties”). Pursuant to the LSA Third Amendment, the parties agreed to increase the aggregate loan limit from $1,500 to $1,600 and the Tranche C Parties agreed to provide the Company with a commitment for a $600 term loan facility, all of which was advanced to the Company on January 29, 2021 (the “Tranche C Loans”). As is the case with the loans provided by the Tranche A Parties and Tranche B Parties, interest on the Tranche C Loans accrues at 12% per annum and is payable monthly in-kind, by the automatic increase of the principal amount of the loans on each monthly interest payment date, by the amount of the accrued interest payable at that time. The Company, at its option, may pay any interest due on the Tranche C Loans in cash on any interest payment date in lieu of PIK Interest. The Tranche C Parties also have the option, following the stockholder approval described in the next sentence, of converting the accreted principal balance of the Tranche C Loans attributable to each of them into shares of the Company’s common stock at a conversion price of $1.00. The conversion rights are subject to the terms and conditions applicable to the Tranche C Parties restricting conversion of the Tranche C Loans to an aggregate amount of shares of common stock that would not result in the Company’s non-compliance with NYSE American rules requiring stockholder approval of issuances or potential issuances of shares in excess of the percentage limits specified therein. These restrictions were eliminated when the requisite stockholder approval was obtained on March 4, 2021. As the stock price was $1.31 on March 4, 2021, the Company recorded a discount of $186 relating to the difference in stock price due to the beneficial conversion feature. The Company issued 42 warrants at an exercise price of $1.00 to a placement agent in connection with the Tranche C Loans. The warrants have a five-year term from January 28, 2021.

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

On May 24, 2021, the same Tranche C Party submitted an irrevocable notice of conversion under the Tranche C Loans. As a result, $50 of original principal and $2 of PIK interest outstanding under the Tranche C Loans were converted into 52 shares of Company common stock in complete satisfaction of their indebtedness.

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of MidCap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement. The Company accrued $41 and $23 of PIK Interest with respect to the Subordinated Loan Facility during the three-months ended June 30, 2021 and 2020, respectively and $77 and $23 of PIK Interest six months ended June 30, 2021 and 2020, respectively. The Company recorded $39 and $78 of interest expense related to the amortization of the debt discount during the three and six months ended June 30, 2021, respectively.

Note 7 – Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the three-month periods ended June 30, 2021 and 2020, this law firm billed the Company approximately $152 and $341, respectively and during the six-month periods ended June 30, 2021 and 2020, this law firm billed the Company approximately $348 and $493, respectively for legal services provided by the firm. Included in accounts payable on the accompanying unaudited condensed balance sheet at June 30, 2021 and December 31, 2020 is approximately $241 and $183 owed to this law firm.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 8 – Concentration of Credit Risk

The following table summarizes credit risk with respect to customers as percentage of sales for the three and six month periods ended June 30, 2021 and 2020:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Customer A	19%	-	16%	-
Customer B	12%	10%	12%	-
Customer C	12%	-	12%	-
Customer D	-	-	-	10%
Customer E	-	10%	-	-

The following table summarizes credit risk with respect to customers as percentage of accounts receivable:

	June 30.	December 31,
	2021	2020
Customer A	19%	11%
Customer B	16%	13%
Customer C	14%	-
Customer F	14%	15%

The following table summarizes credit risk with respect to vendors as percentage of purchases for the three-month and six-month periods ended June 30, 2021 and 2020:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Vendor A	14%	14%	14%	9%
Vendor B	14%	-	20%	-
Vendor C	-	27%	-	20%
Vendor D	-	23%	-	10%
Vendor E	-	-	-	34%

The following table summarizes credit risk with respect to vendors as percentage of accounts payable:

	June 30,	December 31,
	2021	2020
Vendor A	-	11%
Vendor E	13%	45%
Vendor F	14%	20%

Note 9 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, and office equipment under non-cancellable operating leases at various dates through January 2024. Lease costs and cash paid for the three-month period ended June 30, 2021 were $198 and $196, respectively. Lease costs and cash paid for the three-month period ended June 30, 2020 were $187 and $187, respectively. Lease costs and cash paid for the six-month period ended June 30, 2021 were $391 and $390, respectively. Lease costs and cash paid for the six-month period ended June 30, 2020 were $377 and $375, respectively.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Maturities of the lease liabilities are as follows:

For the year ended December 31,	Amount
Amount remaining year ending December 31, 2021	$463
2022	922
2023	943
2024	87
Thereafter	-
Total	2,415
Less present value discount	199
Total operating lease liabilities	$2,216

As of June 30, 2021, the weighted average remaining lease term is 2.82 years and the weighted average discount rate used to determine the operating lease liabilities was 6.5%.

Litigation

The Company from time to time is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Note 10 – Other Income

In June 2021 and March 2021, the Company accrued payroll tax credits of $608 and $577 through the Employee Retention Tax Credit (“ERTC”) for the second and first quarter of 2021, respectively. The amount was recorded as other income and included in prepaid and other current assets as of the applicable quarter end date. The Company received the first quarter of 2021 ERTC in April and expects to receive the second quarter of 2021 in October 2021. The ERTC was initially established as part of the CARES Act of 2020 and subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021. The CAA and ARPA amendments to the ERTC program provide eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through December 31, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000, so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files the applicable quarterly tax filings on Form 941.

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

Forward-Looking Statements

In addition to historical information this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021 (See Part I – Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations) and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 13, 2021 (See Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II – Item 1 Legal Proceedings and Item 1A – Risk Factors).

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

Today, the Company is a technology-development and manufacturing company that delivers a wide range of products and services to the telecommunications, cable entertainment and media industry. For more than 70 years, Blonder Tongue/Drake products have been deployed in a long list of locations, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. These applications are variously described as commercial, institutional and/or enterprise environments and will be referred to herein collectively as “CIE”. The customers we serve include business entities installing private video and data networks in these environments, whether they are the largest cable television operators, telco or satellite providers, integrators, architects, engineers or the next generation of Internet Protocol Television (“IPTV”) streaming video providers. The technology requirements of these markets change rapidly, and the Company’s research and development team is continually delivering high performance-lower cost solutions to meet customers’ needs.

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

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The CPE products sold in 2019 comprise primarily Android-based IPTV set top boxes targeted to the Tier 2 and Tier 3 cable and telecommunications service providers. This strategic initiative was designed to secure an in-home position with the Company’s product offerings, more intimate, direct relationships with a wide range of service providers, and increased sales of the Company’s CIE products by the Company’s Premier Distributors to those same service providers. In its first year, the CPE Product initiative achieved sales to over 45 different telco, municipal fiber and cable operators and accounted for approximately 20% of the Company’s 2019 revenues. During 2020, the CPE Product initiative achieved sales to 56 different telco, municipal fiber and cable operators and accounted for approximately 25% of the Company’s revenues. Although the CPE product initiative has had a material contribution to the Company’s net sales, it has not had a material impact on the Company’s overall performance, in large measure due to the relatively low gross margins associated with these sales. The Company expects sales of CPE products to continue to trend lower than in prior periods as the Company, consistent with its business plan, transitions those products into a higher margin but lower revenue services, fulfillment, and support business model, and works to promote an expanded array of distribution, content delivery and processing technologies to those service provider customers.

Like many businesses throughout the United States and the world, we have been affected by the COVID-19 outbreak. Because there are daily developments regarding the outbreak, we are continually assessing the current and anticipated future effects on our business, including how these developments are impacting or may impact our customers, employees and business partners. In our core CIE business, we have experienced a noticeable decline in sales, as many of our customers have significantly reduced their business operations. In our CPE business we have experienced a more substantial reduction in sales, again as a result of our customers’ significant decrease in their business activities. With uncertainties surrounding the extent to which the COVID-19 outbreak will affect the economy generally, and our customers and business partners in particular, it is impossible for us to predict when conditions will improve to the point that we can reasonably forecast when our sales might return to historical levels. In addition, as has been widely-reported by news outlets, there has been and continues to be a global semiconductor microchip shortage. Many of our products include one or multiple microchips as critical product components. We have recently experienced difficulties in sourcing microchips in amounts necessary to produce certain products in the volumes we believe are required to meet customer demand. If we are unable to source a sufficient amount of microchips, we may not be able to meet customer demand and our sales will be adversely affected and our customer relationships also may be damaged. In addition, the shortage has resulted in higher prices for microchips. If the price of microchips used in our products increases and we are unable to pass those additional costs on to our customers through end-product price increases, our margins and our financial results will be adversely affected.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey (“Old Bridge Facility”) and key contract manufacturing located offshore in the People’s Republic of China (“PRC”), South Korea, and Taiwan (the “Far East”) and domestically, in Ohio. The Company currently manufactures most of its digital products, including the NXG product line and latest encoder, transcoder and EdgeQAM collections at the Old Bridge Facility. Since 2007 the Company has transitioned and continues to manufacture certain high volume, labor intensive products, including many of the Company’s analog and other products, in the Far East, pursuant to manufacturing agreements that govern the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. Although the Company does not currently anticipate the transfer of any additional products to the Far East or other countries for manufacture, the Company may do so if business and market conditions make it advantageous to do so. Manufacturing products both at the Company’s Old Bridge Facility as well as in the Far East and Ohio, enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage.

Results of Operations

Second three months of 2021 Compared with second three months of 2020

Net Sales. Net sales increased $507,000, or 13.2%, to $4,338,000 in the second three months of 2021 from $3,831,000 in the second three months of 2020. The increase is primarily attributable to an increase in sales of transcoder products, NXG products and digital video headend products, offset by a decrease in sales of DOCSIS data products and CPE products. Sales of transcoder products were $1,337,000 and $279,000, NXG products were $470,000 and $285,000, digital video headend products were $968,000 and $745,000, DOCSIS data products were $327,000 and $701,000, and CPE products were $288,000 and $1,026,000 in the second three months of 2021 and 2020, respectively. The Company expects sales of transcoder products to continue to increase as market acceptance increases. In addition, the Company expects sales of DOCIS data products to increase in the near term as hospitality market purchases begin to return to prior levels post COVID-19. The Company expects sales of CPE products to continue to trend lower than in prior periods as the Company, consistent with its business plan, moves away from lower-margin product lines.

Cost of Goods Sold. Cost of goods sold increased to $2,733,000 for the second three months of 2021 from $2,596,000 for the second three months of 2020, but decreased as a percentage of sales to 63.0% from 67.8%. The $137,000 increase is primarily attributable to higher sales, while the decrease as a percentage of sales is primarily attributable to higher margins relating to favorable product mix, as well as reduced overhead costs.

Selling Expenses. Selling expenses increased to $634,000 for the second three months of 2021 from $574,000 in the second three months of 2020 but decreased as percentage of sales to 14.6% for the second three months of 2021 from 15.0% for the second three months of 2020. The $60,000 increase was primarily the result of an increase in salaries and fringe benefits due to an increase in head count of $38,000, an increase in consulting fees of $21,000 and an increase in department supplies of $20,000 offset by a decrease in advertising and trade shows of $27,000.

General and Administrative Expenses. General and administrative expenses decreased to $965,000 for the second three months of 2021 from $1,161,000 for the second three months of 2020 and decreased as a percentage of sales to 22.3% for the second three months of 2021 from 30.3% for the second three months of 2020. The $196,000 decrease was primarily the result of a decrease in professional fees of $110,000, a decrease in bank fees of $34,000 and a decrease in consulting fees of $28,000.

Research and Development Expenses. Research and development expenses increased to $623,000 in the second three months of 2021 from $608,000 in the second three months of 2020, but decreased as a percentage of sales to 14.4% for the second three months of 2021 from 15.9% for the second three months of 2020. This $15,000 increase is primarily the result of an increase in salaries and fringe benefits of $11,000 due to increased head count.

Operating Loss. Operating loss of $(617,000) for the second three months of 2021 represents a decrease (or improvement) of $491,000 from the operating loss of $(1,108,000) for the second three months of 2020. Operating loss as a percentage of sales was (14.2) % in the second three months of 2021 compared to (28.9) % in the second three months of 2020.

Other income. Other income increased to $608,000 in the second three months of 2021 from zero in the second three months of 2020. The increase is the result of the accrual of the payroll tax credit through the Employee Retention Tax Credit for the second quarter of 2021.

Interest Expense. Interest expense increased to $134,000 in the second three months of 2021 from $86,000 in the second three months of 2020. The increase is primarily the result of the PIK interest and the accretion of the debt discount under the subordinated convertible debt.

First six months of 2021 Compared with first six months of 2020

Net Sales. Net sales decreased $292,000, or 3.7%, to $7,589,000 in the first six months of 2021 from $7,881,000 in the first six months of 2020. The decrease is primarily attributable to a decrease in sales of DOCSIS data products, digital video headend products, HFC distribution products and CPE products, offset by an increase in sales of transcoder products and NXG products. Sales of DOCSIS data products were $355,000 and $1,572,000, digital video headend products were $1,511,000 and $1,802,000, HFC distribution products were $923,000 and $1,170,000, CPE products were $983,000 and $1,672,000, transcoder products were $2,073,000 and $394,000 and NXG products were $891,000 and $481,000 in the first six months of 2021 and 2020, respectively. The Company expects sales of transcoder products to continue to increase as market acceptance increases. In addition, the Company expects sales of DOCIS data products to increase in the near term as hospitality market purchases begin to return to prior levels post COVID-19. The Company expects sales of CPE products to continue to trend lower than in prior periods as the Company, consistent with its business plan, moves away from lower-margin product lines.

Cost of Goods Sold. Cost of goods sold decreased to $4,599,000 for the first six months of 2021 from $6,093,000 for the first six months of 2020 and decreased as a percentage of sales to 60.6% from 77.3%. The $1,494,000 decrease is primarily attributable lower sales, offset by higher margins relating to favorable product mix and the decrease as a percentage of sales is primarily attributable to higher margins relating to favorable product mix, as well as reduced overhead costs.

Selling Expenses. Selling expenses decreased to $1,165,000 for the first six months of 2021 from $1,302,000 in the first six months of 2020 and decreased as percentage of sales to 15.4% for the first six months of 2021 from 16.5% for the first six months of 2020. The $137,000 decrease was primarily the result of a decrease in salaries and fringe benefits due to a decrease in head count of $45,000 and a decrease in advertising and trade shows of $75,000.

General and Administrative Expenses. General and administrative expenses decreased to $2,044,000 for the first six months of 2021 from $2,348,000 for the first six months of 2020 and decreased as a percentage of sales to 26.9% for the first six months of 2021 from 29.8% for the first six months of 2020. The $304,000 decrease was primarily the result of a decrease in professional fees of $200,000 and a decrease in rent of $64,000.

Research and Development Expenses. Research and development expenses decreased to $1,261,000 in the first six months of 2021 from $1,265,000 in the first six months of 2020 but increased as a percentage of sales to 16.6% for the first six months of 2021 from 16.1% for the first six months of 2020. This $4,000 decrease is primarily the result of a decrease in consulting fees of $54,000 offset by an increase in salaries and fringe benefits of $41,000 due to increased head count.

Operating Loss. Operating loss of $(1,480,000) for the first six months of 2021 represents a decrease (or improvement) of $1,647,000 from the operating loss of $(3,127,000) for the first six months of 2020. Operating loss as a percentage of sales was (19.5) % in the first six months of 2021 compared to (39.7) % in the first six months of 2020.

Other income. Other income increased to $1,185,000 in the first six months of 2021 from zero in the first six months of 2020. The increase is the result of the accrual of the payroll tax credit through the Employee Retention Tax Credit for the first and second quarters of 2021.

Interest Expense. Interest expense increased to $262,000 in the first six months of 2021 from $147,000 in the first six months of 2020. The increase is primarily the result of the PIK interest and the accretion of the debt discount under the subordinated convertible debt.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, the Company’s working capital was $1,598,000 and $570,000, respectively. The increase in working capital was primarily due to an increase in prepaid and other current assets.

The Company’s net cash provided by operating activities for the six-month period ended June 30, 2021 was $126,000 primarily due to net income of $1,212,000, an increase in accounts payable and accrued expenses of $512,000, offset by an increase in prepaid and other current assets of $942,000 and adjustments to reconcile net income to cash used in operating activities of $483,000. The Company’s net cash used in operating activities for the six-month period ended June 30, 2020 was $2,029,000 primarily due to a net loss of $3,274,000 offset by a decrease in inventories of $1,277,000.

Cash used in investing activities for the six-month period ended June 30, 2021 was $63,000, of which $8,000 was attributable to capital expenditures and $55,000 was attributable to additional license fees. Cash used in investing activities for the six-month period ended June 30, 2020 was $150,000, of which $130,000 was attributable to capital expenditures and $20,000 was attributable to additional license fees.

Cash provided by financing activities was $212,000 for the first six months of 2021, which was comprised of net borrowing of line of credit of $512,000 and repayments of debt of $26,000 offset by borrowings under the subordinated convertible debt facility of $700,000, the proceeds of the exercise of stock options of $4,000 and the proceeds of the exercise of stock warrants of $46,000. Cash provided by financing activities was $2,072,000 for the first six months of 2020, which was comprised of proceeds from long term debt of $1,769,000 and proceeds from the Subordinated Loan Facility (as described below) of $900,000 offset by net repayments of the line of credit of $579,000 and repayments of debt of $18,000.

For a full description of the Company’s senior secured indebtedness under the MidCap Facility and its effect upon the Company’s consolidated financial position and results of operations, see Note 5 – Debt of the Notes to Condensed Consolidated Financial Statements.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility and cash generated from the private placement of common stock, as well as funds made available to the Company through participation in several federal government financial assistance programs implemented pursuant to the Coronavirus Aid, Relief, and Economic Security Act, including the Paycheck Protection Program and the Employee Retention Tax Credit. At June 30, 2021, the Company had $487,000 available under the MidCap Facility.

As previously disclosed in the Company’s 10-K for the year ended December 31, 2020 (“10-K”), on February 1, 2019, the Company completed the sale of its Old Bridge Facility to Jake Brown Road, LLC (the “Buyer”) and, in connection with the completion of the sale, the Company and the Buyer (as landlord) entered into a lease (the “Lease”), pursuant to which the Company continues to occupy, and conduct its manufacturing, engineering, sales and administrative functions, in the Old Bridge Facility. Also as previously disclosed in the 10-K, certain disagreements have arisen between the Company and the landlord with respect to the parties’ interpretation of elements of the Lease, including with respect to amounts being held in escrow by the landlord, which the Company believes should either be refunded to the Company or credited against future lease payments, and the landlord’s claim that the Company is obligated to pay management fees to the landlord under the Lease. Without prejudice to the Company’s positions regarding these matters, and without creating any inference that the Company agrees with any of the landlord’s claims or waiving any rights available to the Company under the Lease or otherwise, on May 5, 2021, the Company made payment to the landlord of $139,550.62, representing all amounts that the landlord then claimed were due. Notwithstanding the continuing disagreements with the landlord’s monthly payment demands, the Company is meeting these demands on a current basis, but continues to reserve its rights regarding the same. The Company intends to continue to discuss these matters with the landlord in an attempt to negotiate a resolution of these disagreements. The Company, however, cannot assure you that these matters will be resolved in a manner that is favorable to the Company or that litigation might not result if a negotiated resolution is not forthcoming.

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. These factors raised substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2021, the above factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On April 8, 2020, the Company, as borrower, together with Livewire Ventures, LLC (wholly owned by the Company’s Chief Executive Officer, Edward R. Grauch), MidAtlantic IRA, LLC FBO Steven L. Shea IRA (an IRA account for the benefit of the Company’s Chairman of the Board, Steven Shea), Carol M. Pallé and Robert J. Pallé, Anthony J. Bruno, and Stephen K. Necessary, as lenders (collectively, the “Initial Lenders”) and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”) entered into a certain Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the lenders from time to time party thereto were permitted to provide up to $1,500,000 of loans to the Company (the “Subordinated Loan Facility”). Interest accrues on the outstanding amounts advanced under the Subordinated Loan Facility at the rate of 12% per annum, compounded and payable monthly, in-kind, by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest.

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

On April 24, 2020, the Company, the Initial Lenders and Ronald V. Alterio (the Company’s Senior Vice President-Engineering, Chief Technology Officer) and certain additional unaffiliated investors (the “Additional Lenders,” and, together with the Initial Lenders, the “Lenders”) entered into the First Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder (the “Amendment”). The Amendment provides for the funding of $200,000 of additional loans as a Tranche B term loan under the Subordinated Loan Facility established under the Subordinated Loan Agreement, with such loans being provided by the Additional Lenders. The Amendment also sets the conversion price of $0.55 (the “Tranche B Conversion Price”) with respect to the right of the Additional Lenders to convert the accreted principal balance of the loans held by each of them into shares of the Company’s common stock. The terms and conditions of the conversion rights applicable to the Initial Lenders and the Additional Lenders are otherwise identical in all material respects, including the terms restricting conversion to an aggregate amount of shares of common stock that would not result in the Company’s non-compliance with NYSE American rules requiring stockholder approval of issuances or potential issuances of shares in excess of the percentage limits specified therein or in an amount that may be deemed to constitute a change of control under such rules. These restrictions were eliminated when the requisite stockholder approval was obtained on June 11, 2020 at the Company’s annual meeting of stockholders.

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

The PPP Loan was evidenced by a promissory note, dated as of April 5, 2020 (the “Note”), between the Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender (the “Lender”). The interest rate on the Note was 0.98% per annum, with interest accruing on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. No payments of principal or interest were due during the ten-month period beginning after the Covered Period (the “Deferral Period”).

On June 22, 2021, the Company applied to the SBA for full forgiveness of the PPP Loan. On June 30, 2021, the Company received notification that the forgiveness was granted. The Company recorded the $1,769,000 forgiveness as a gain on debt forgiveness during the three and six month periods ended June 30, 2021, respectively.

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

On May 24, 2021, the same Tranche C Party submitted an irrevocable notice of conversion under the Tranche C Loans. As a result, $50,000 of original principal and $2,000 of PIK interest outstanding under the Tranche C Loans were converted into 52,277 shares of Company common stock in complete satisfaction of their indebtedness.

In June 2021 and March 2021, the Company accrued $608,000 and $577,000 payroll tax credits through the Employee Retention Tax Credit (“ERTC”) for the second and first quarters of 2021, respectively. The Company received the first quarter credit in April 2021 and expects to receive the second quarter credit in October 2021. The ERTC was initially established as part of the CARES Act of 2020 and subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021. The CAA and ARPA amendments to the ERTC program provide eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through December 31, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000 so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files the applicable quarterly tax filings on Form 941. The receipt of the tax credit is expected to improve the Company’s liquidity due to the effects of the credit. Although the Company currently anticipates receiving credits pursuant to the terms of the ERTC for each quarter of 2021, there can be no assurances that the Company will continue to meet the requirements subsequent to the second quarter of 2021 (including the requirements relating to declines in gross receipts) or that changes in the ERTC program, including changes in guidance provided by the IRS with respect to the implementation and operation of the ERTC program, will not be adopted that could reduce or eliminate the benefits the Company may receive.

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

The Company’s primary long-term obligations are for payment of interest on the MidCap Facility, which expires on October 25, 2022. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $284,000 and $175,000 in the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. The Company expects to use cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2021.

During the quarter ended June 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our common stock has experienced and may continue to experience price and volume fluctuations, which could cause you to lose a significant portion of your investment.

Stock markets are subject to significant price and volume fluctuations that may be unrelated to the operating performance of particular companies, and accordingly the market price of our common stock may frequently and meaningfully change. The market prices and trading volume of our common stock have recently experienced, and may continue to experience, significant fluctuations, which could cause purchasers of our common stock to incur substantial losses. For example, during 2021 to date, the closing market price of our common stock has fluctuated from a low of $1.00 per share on April 20, 2021 to a high of $2.22 on February 9, 2021, with an intraday high of $2.33 per share on February 1, 2021 and an intraday low of $0.97 per share on April 20, 2021. The last reported sale price of our common stock on the NYSE American on August 9, 2021 was $1.53 per share. The daily trading volume in shares of our common stock has also experienced significant fluctuation. During 2021, through August 9, 2021, daily trading volume ranged from approximately 34,700 shares to 25,998,623 shares. We have not had any recent change in our financial condition or results of operations that we believe are consistent with recent fluctuations in our stock price or trading volume. Although we believe that the recent fluctuations in our stock price and trading volume reflect market and trading dynamics that appear to be unrelated to our underlying business, or to macro or industry fundamentals, we cannot be certain of the reasons for these fluctuations, nor can we predict how long these dynamics will last. These factors heighten the risk of an investment in our common stock, and the timing of your purchase of our common stock relative to fluctuations in its trading price may result in you losing all or a significant portion of your investment.

Significant fluctuations in the market price of our common stock may be the result of strong and substantially increased retail investor interest, including on social media and online forums. The market price and trading volume fluctuations and trading patterns we have experienced create several risks for investors, including the following:

●	increases or decreases in the market price of our common stock may be unrelated to our operating performance or prospects, or macro or industry fundamentals, and inconsistent with the risks and uncertainties that we face;

●	factors in the volume of trading our common stock and the price at which the stock trades may include retail investors' sentiment (including opinions expressed on financial trading and other social media sites and online forums), the direct access of retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors; and

●	based on the higher trading prices our shares have experienced recently, our market capitalization has recently reflected, and currently reflects, valuations that diverge significantly from those seen prior to these recent fluctuations, and to the extent these valuations reflect trading dynamics unrelated to our financial performance, prospects or the risks and uncertainties we face, purchasers of our common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuation levels.

We may continue to experience rapid and significant changes in our stock price and/or trading volume in the foreseeable future that may not coincide in timing with our disclosure of news or developments affecting us and our business. Accordingly, the market price of our shares of common stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business. If the market price of our common stock declines and or trading volume is reduced, you may be unable to resell your shares at or above the price at which you acquired them.

There are also a variety of other factors, some of which are beyond our control, that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock, including:

●	overall performance of the equity markets and the economy as a whole;

●	actual or anticipated changes in our growth rate relative to that of our competitors;

●	announcements of technological innovations or new products by us, our competitors or third parties;

●	changes in the anticipated size or growth rate of our addressable markets;

●	announcements of acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments, by us or by our competitors;

●	quarterly variations in our actual or anticipated results of operations;

●	failure of revenues or earnings in any quarter to meet the investment community’s expectations;

●	market conditions for telecommunications or cable industry stocks in general;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to us or our customers;

●	sales of significant amounts of our common stock by our officers and directors or the perception that such sales may occur;

●	sales of significant amounts of our common stock by us or the perception that such sales may occur;

●	health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases; and

other events or factors, including those resulting from war, incidents of terrorism (including cyberterrorism), or responses to these events

In the past, following periods of volatility in the market price of a company’s stock, class action securities litigation has often been instituted against such companies. Litigation may arise out of facts and circumstances, or disclosure relating thereto, that we do not currently regard as material. Such volatility may entice stockholders to challenge our disclosure, whether or not they are correct. Any litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which would interfere with our ability to execute our business plan and otherwise materially adversely affect our business, financial condition and operating results.

We are subject to the continued listing requirements of the NYSE American. If we are unable to comply with such requirements, our common stock would likely be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common stock and subject our common stock to additional trading restrictions.

Our common stock is currently listed on NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public shareholders. In addition to these objective standards, NYSE American may delist the securities of any issuer for other reasons involving the judgment of NYSE American. On June 10, 2020 we received written notification from NYSE American that we were not in compliance with the continued listing standard under Section 1003(a)(iii) of the NYSE American Company Guide (“Company Guide”), which requires a listed company to have stockholders’ equity of at least $6 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. In accordance with NYSE American requirements, we submitted a plan addressing how we intend to regain compliance with Section 1003(a)(iii) by December 10, 2021, the deadline for us to regain compliance.

On August 27, 2020, we received notice that our plan to regain compliance with Section 1003(a)(iii) of the Company Guide had been accepted and that we had been granted a plan period through December 10, 2021. As a result, the listing of our common stock on NYSE American is being continued during the plan period pursuant to an extension. However, during the plan period we are subject to periodic review by NYSE Regulation staff, including quarterly monitoring, to determine if we are making progress consistent with the plan.

On December 9, 2020, we received an additional written notification from NYSE American that we were not in compliance with the continued listing standard set forth in Section 1003(a)(ii) of the Company Guide, which requires a listed company to have stockholders’ equity of at least $4 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years.

On April 2, 2021, we received an additional written notification from NYSE American that we were not in compliance with the continued listing standard set forth in Section 1003(a)(i) of the Company Guide, which requires a listed company to have stockholders’ equity of at least $2 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years.

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

In addition, the COVID-19 outbreak has affected the supply chain for many types of products and materials, particularly those being manufactured in China and other countries where the outbreak has resulted in significant disruptions to ongoing business activities. During the second quarter of 2021, we began to experience a material disruption in our supply chain as it relates to the procurement of certain sole source and other multiple source components utilized in a material portion of several product lines. We are uncertain if this disruption is temporary or more long-term in nature. If these or any similar types of supply disruptions return, it is possible that we will be unable to complete sales of any affected products to our customers on requested schedules.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.

4.1	Form of Placement Agent Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021.

Exhibit #	Description	Location

3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.

4.1	Form of Placement Agent Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021.

10.1	Third Amendment to Loan Agreement, Dated as of June 14, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2021.

31.1	Certification of Edward R. Grauch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: August 12, 2021	By:	/s/ Edward R Grauch
Edward R. Grauch
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)