Form 10-Q
period 2021-09-30
BLONDER TONGUE LABORATORIES INC
filed 2021-10-22
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021.

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares of common stock, par value $.001, outstanding as of October 19, 2021: 12,397,765

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited) Sept 30, 2021	Dec 31, 2020
Assets
Current assets:
Cash	$271	$69
Accounts receivable, net of allowance for doubtful accounts of $275 as of both September 30, 2021 and December 31,2020, respectively	1,770	1,741
Inventories	4,081	4,063
Prepaid and other current assets	1,517	231
Total current assets	7,639	6,104
Property, plant and equipment, net	622	429
License agreements, net	29	10
Intangible assets, net	798	927
Goodwill	493	493
Right of use assets, net	1,859	2,411
Other assets, net	690	756
	$12,130	$11,130

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,058	$2,145
Current portion of long-term debt	71	28
Current portion of lease liability	811	794
Accounts payable	2,149	2,014
Accrued compensation	489	370
Accrued benefit pension liability	17	17
Income taxes payable	20	28
Other accrued expenses	25	138
Total current liabilities	5,640	5,534
Subordinated convertible debt with related parties, net	1,314	791
Lease liability, net of current portion	1,205	1,771
Long-term debt, net of current portion	216	1,797
Total liabilities	8,375	9,893
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares, no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 12,388 and 11,558 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	12	12
Paid-in capital	31,078	29,571
Accumulated deficit	(26,383)	(27,394)
Accumulated other comprehensive loss	(952)	(952)
Total stockholders’ equity	3,755	1,237
	$12,130	$11,130

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$4,172	$4,171	$11,761	$12,052
Cost of goods sold	2,673	3,436	7,272	9,529
Gross profit	1,499	735	4,489	2,523
Operating expenses:
Selling	642	614	1,807	1,916
General and administrative	900	1,203	2,944	3,551
Research and development	660	600	1,921	1,865
	2,202	2,417	6,672	7,332
Loss from operations	(703)	(1,682)	(2,183)	(4,809)
Gain on debt forgiveness	-	-	1,769	-
Other Income (Note 10)	619	-	1,804	-
Interest Expense	(117)	(105)	(379)	(252)
(Loss) income before income taxes	(201)	(1,787)	1,011	(5,061)
Provision for income taxes	-	-	-	-
Net (loss) income	$(201)	$(1,787)	$1,011	$(5,061)

Basic net (loss) income per share	$(0.02)	$(0.18)	$0.08	$(0.52)

Diluted net (loss) income per share	$(0.02)	$(0.18)	$0.08	$(0.52)

Basic weighted average shares outstanding	12,227	9,771	11,956	9,767

Diluted weighted average shares outstanding	12,227	9,771	15,311	9,767

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
For the three and nine months ended September 30, 2021
Balance at January 1, 2021	11,558	$12	$29,571	$(27,394)	$(952)	$1,237
Net loss	-	-	-	(414)	-	(414)
Subordinated convertible debt discount			186			186
Stock-based Compensation	-	-	130	-	-	130
Conversion of convertible subordinated debt	101	-	101	-	-	101
Stock awards for directors’ fees and employee compensation	172	-	261	-	-	261
Exercised stock options	43	-	4	-	-	4
Balance at March 31, 2021	11,874	12	30,253	(27,808)	(952)	1,505
Net income				1,626		1,626
Stock-based Compensation	-	-	159	-	-	159
Conversion of convertible subordinated debt	104	-	103	-	-	103
Stock awards for directors’ fees and employee compensation	35	-	51	-	-	51
Exercised stock options	4	-	-	-	-	-
Exercised stock warrants	65	-	46	-	-	46
Balance at June 30, 2021	12,082	12	30,612	(26,182)	(952)	3,490
Net loss				(201)		(201)
Stock-based Compensation	-	-	138	-	-	138
Stock issuances	239	-	257	-	-	257
Stock awards for directors’ fees and employee compensation	37	-	50	-	-	50
Exercised stock options	8	-	6	-	-	6
Exercised stock warrants	22	-	15	-	-	15
Balance at September 30, 2021	12,388	$12	$31,078	$(26,383)	$(952)	$3,755

For the three and nine months ended September 30, 2020
Balance at January 1, 2020	9,766	$10	$28,158	$(19,920)	$(885)	$7,363
Net loss	-	-	-	(2,080)	-	(2,080)
Stock-based Compensation	-	-	118	-	-	118
Balance at March 31, 2020	9,766	10	28,276	(22,000)	(885)	5,401
Net loss				(1,194)		(1,194)
Stock-based Compensation			93			93
Balance at June 30, 2020	9,766	10	28,369	(23,194)	(885)	4,300
Net loss				(1,787)		(1,787)
Exercise of stock options	16		3			3
Stock-based Compensation	-	-	98			98
Balance at September 30, 2020	9,782	$10	$28,470	$(24,981)	$(885)	$2,614

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net Income (loss)	$1,011	$(5,061)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain on debt forgiveness	(1,769)	-
Stock based compensation expense	427	309
Depreciation	95	103
Amortization	165	159
Amortization of deferred loan costs	45	45
Amortization of subordinated debt discount	94	-
Non cash interest expense	119	51
Amortization of right of use assets	590	563
Fair value adjustment of stock awards	160	-
Loss on disposal of right of use assets	3	-
Changes in operating assets and liabilities:
Accounts receivable	(29)	496
Inventories	(18)	3,245
Prepaid and other current assets	(1,286)	(265)
Other assets	21	141
Change in lease liability	(590)	(562)
Accounts payable, accrued compensation and other accrued expenses	335	(1,373)
Net cash used in operating activities	(627)	(2,149)
Cash Flows From Investing Activities:
Purchases of property and equipment	(12)	(138)
Acquisition of licenses	(55)	(25)
Net cash used in investing activities	(67)	(163)
Cash Flows From Financing Activities:
Net repayments of line of credit	(87)	(828)
Proceeds from long-term debt	-	1,769
Proceeds from subordinated convertible debt	700	900
Proceeds from exercise of stock options	10	3
Proceeds from exercise of stock warrants	61	-
Proceeds from stock issuances	257	-
Repayments of long-term debt	(45)	(29)
Net cash provided by financing activities	896	1,815
Net increase (decrease) in cash	202	(497)
Cash, beginning of period	69	572
Cash, end of period	$271	$75
Supplemental Cash Flow Information:
Cash paid for interest	$123	$169
Cash paid for income taxes	$8	-
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$276	$10
Conversion of subordinated convertible debt to common stock	$204	$-
Right of use assets obtained by lease obligations	$60	$-

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

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated interim financial statements include all adjustments, consisting primarily of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results, changes in stockholders’ equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021. The results of the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period.

Note 2 - Summary of Significant Accounting Policies

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(unaudited)

The following table presents the computation of basic and diluted net income per share for the nine months ended September 30, 2021:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$1,011	11,956	$0.08
Effect of dilutive securities
Convertible debt	213	2,079
Warrants		48
Options		1,228
Diluted EPS	$1,224	15,311	$0.08

The diluted share base excludes the following potential common shares due to their antidilutive effect:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Stock options	4,221	1,157	491	1,264
Convertible debt	2,079	1,682	-	1,682
Warrants	45	5	-	-
	6,345	2,844	491	2,946

(c)	Amortization of Debt Discount

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(unaudited)

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. The above factors raised substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2021, certain of these factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, amounts available under the MidCap Facility (see Note 5 below), amounts available under the Subordinated Loan Facility (see Note 6 below) and cash generated from sales of common stock, as well as funds made available to the Company through participation in several federal government financial assistance programs implemented pursuant to the Coronavirus Aid, Relief, and Economic Security Act, including the Paycheck Protection Program and the Employee Retention Tax Credit. As of September 30, 2021, the Company had approximately $2,058 outstanding under the MidCap Facility and $516 of additional availability for borrowing under the MidCap Facility.

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

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(unaudited)

The following table presents the Company’s disaggregated revenues by revenue source:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Digital video headend products	$837	$801	$2,348	$2,603
CPE	113	1,379	1,096	3,051
DOCSIS data products	326	235	681	1,807
HFC distribution products	404	599	1,327	1,769
Analog video headend products	176	323	657	838
NXG	420	89	1,311	570
Contract manufactured products	72	28	90	101
Transcoders	1,732	543	3,805	937
Other	92	174	446	376
	$4,172	$4,171	$11,761	$12,052

All of the Company’s sales are to customers located primarily throughout the United States and Canada.

Note 4 – Inventories

Inventories, net of reserves, are summarized as follows:

	September 30, 2021	December 31, 2020
Raw Materials	$1,786	$1,706
Work in process	1,887	1,144
Finished Goods	408	1,213
	$4,081	$4,063

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

The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of zero and $91 during the three months ended September 30, 2021 and 2020, respectively and zero and $346 during the nine months ended September 30, 2021 and 2020, respectively.

Note 5 – Debt

Line of Credit

On October 25, 2019, the Company entered into a Loan and Security Agreement (All Assets) (the “Loan Agreement”) with MidCap Business Credit LLC (“MidCap”). The Loan Agreement provides the Company with a credit facility comprising a $5,000 revolving line of credit (the “MidCap Facility”). The MidCap Facility matures following the third anniversary of the Loan Agreement. Interest on the amounts outstanding under the Loan Agreement is variable, based upon the three-month LIBOR rate plus a margin of 4.75% (4.88% at September 30, 2021), subject to re-set each month. All outstanding indebtedness under the Loan Agreement is secured by all of the assets of the Company and its subsidiaries.

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

On August 26, 2021, the parties entered into a Fifth Amendment to Loan Agreement (the “Fifth Amendment”), which amendment, revised the Loan Agreement to, among other things, (i) provide for an over-advance facility in the maximum amount of $400, (ii) defer the monthly incremental increase to the existing availability block and (iii) modify the Loan Agreement’s definition of “Minimum EBITDA Covenant Trigger Event.” The Fifth Amendment amends the definition, retroactive to and as of August 1, 2021, and also includes certain additional non-substantive changes.

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

On June 22, 2021, the Company applied to the SBA for full forgiveness of the PPP Loan. On June 30, 2021, the Company received notification that the forgiveness was granted. The Company recorded the $1,769 forgiveness as a gain on debt forgiveness during the nine month period ended September 30, 2021.

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

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of MidCap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement. The Company accrued $42 and $28 of PIK Interest with respect to the Subordinated Loan Facility during the three-months ended September 30, 2021 and 2020, respectively and $119 and $51 of PIK Interest nine months ended September 30, 2021 and 2020, respectively. The Company recorded $15 and $94 of interest expense related to the amortization of the debt discount during the three and nine months ended September 30, 2021, respectively.

Note 7 – Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the three-month periods ended September 30, 2021 and 2020, this law firm billed the Company approximately $116 and $143, respectively and during the nine-month periods ended September 30, 2021 and 2020, this law firm billed the Company approximately $465 and $636, respectively for legal services provided by the firm. Included in accounts payable on the accompanying unaudited condensed balance sheet at September 30, 2021 and December 31, 2020 is approximately $235 and $183 owed to this law firm.

Note 8 – Concentration of Credit Risk

The following table summarizes credit risk with respect to customers as percentage of sales for the three and nine month periods ended September 30, 2021 and 2020:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Customer A	23%	-	19%	-
Customer B	20%	-	15%	-
Customer C	13%	-	12%	-
Customer D	-	14%	-	-
Customer E	-	10%	-	10%

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(unaudited)

The following table summarizes credit risk with respect to customers as percentage of accounts receivable:

	September 30,	December 31,
	2021	2020
Customer A	20%	11%
Customer B	23%	13%
Customer F	14%	15%

The following table summarizes credit risk with respect to vendors as percentage of purchases for the three-month and nine-month periods ended September 30, 2021 and 2020:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Vendor A	18%	-	19%	-
Vendor B	17%	21%	15%	11%
Vendor C	10%	-	-	-
Vendor D	-	10%	-	18%
Vendor E	-	-	-	27%

The following table summarizes credit risk with respect to vendors as percentage of accounts payable:

	September 30, 2021	December 31, 2020
Vendor A	15%	-
Vendor B	14%	11%
Vendor E	-	45%
Vendor F	11%	20%

Note 9 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, and office equipment under non-cancellable operating leases at various dates through January 2024. Lease costs and cash paid for the three-month period ended September 30, 2021 were $199 and $200, respectively. Lease costs and cash paid for the three-month period ended September 30, 2020 were $186 and $187, respectively. Lease costs and cash paid for the nine-month period ended September 30, 2021 were $590 and $590, respectively. Lease costs and cash paid for the nine-month period ended September 30, 2020 were $563 and $562, respectively.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(unaudited)

Maturities of the lease liabilities are as follows:

For the year ended December 31,	Amount
Amount remaining year ending December 31, 2021	$229
2022	922
2023	943
2024	87
Thereafter	-
Total	2,181
Less present value discount	165
Total operating lease liabilities	$2,016

As of September 30, 2021, the weighted average remaining lease term is 2.58 years and the weighted average discount rate used to determine the operating lease liabilities was 6.5%.

Promissory Note

In connection with the fulfillment of certain of the Company’s purchase orders, the Company is financing expediting fees charged in connection with the purchase orders by delivering a promissory note (the “Note”) to the supplier of the goods, in the principal amount of approximately $630. The Note is unsecured and has an interest rate of 12% per annum. The Company is obligated to repay the principal balance of the note beginning in September 2021 and continuing thereafter for an additional five consecutive monthly installments on the 15th day of each successive calendar month, as follows: September 2021, $100, October 2021, $100, November 2021, $100, December 2021, $100, January 2022, $100 and February 2022, $140. Accrued interest will be paid concurrently with each principal installment. Upon a default under the Note, including the non-payment of principal or interest, the Company’s obligations may be accelerated and the Note holder may pursue its rights under the Note and under applicable law.

Litigation

The Company from time to time is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Note 10 – Other Income

For the three and nine months ended September 30, 2021, the Company accrued payroll tax credits of $619 and $1,804, respectively, through the Employee Retention Tax Credit program (“ERTC”). The amount was recorded as other income and included in prepaid and other current assets as of the applicable quarter end date. The Company received $577 of the first quarter of 2021 ERTC in April, $115 towards Q2 in July, $181 towards Q3 in August and $219 towards Q3 in October. The ERTC was initially established as part of the CARES Act of 2020 and subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021. The CAA and ARPA amendments to the ERTC program provide eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through December 31, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000, so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files the applicable quarterly tax filings on Form 941.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(unaudited)

Note 11 – Equity Transactions

During June and July 2021, the Company received approximately $61 as the result of the exercise of certain Placement Agent Warrants, and the Company issued 88 shares of common stock upon exercise.

On August 16, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell from time to time through the Agent shares of the Company’s common stock, having an aggregate offering price of up to $400.

From August 16, 2021 through September 30, 2021, the Company sold an aggregate of 38 shares under the Sales Agreement at prices ranging from $1.1053 to $1.1390 per share, for aggregate proceeds, net of sales commissions, of approximately $41.

On August 23, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with an institutional investor providing for the sale by the Company to the investor of 200 shares of the Company’s common stock at a purchase price of $1.08 per share, resulting in aggregate proceeds to the Company of $216. The shares were offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3. The Company’s sale of the shares pursuant to the Purchase Agreement will have the effect of reducing the amount of shares that may be sold pursuant to the Sales Agreement from $400 to $184. Taking into account sales of common stock pursuant to the Stock Purchase Agreement and sales of common stock pursuant to the Sales Agreement to date, the amount available to be sold under the Sales Agreement is currently $143.

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

Forward-Looking Statements

In addition to historical information this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021 (See Part I – Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations), the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 13, 2021 (See Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II – Item 1 Legal Proceedings and Item 1A – Risk Factors) and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 12, 2021 (See Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II – Item 1 Legal Proceedings and Item 1A – Risk Factors).

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

Like many businesses throughout the United States and the world, we have been affected by the COVID-19 outbreak. Because there are daily developments regarding the outbreak, we are continually assessing the current and anticipated future effects on our business, including how these developments are impacting or may impact our customers, employees and business partners. In our core CIE business, we have experienced a noticeable decline in sales, as many of our customers have significantly reduced their business operations. In our CPE business we have experienced a more substantial reduction in sales, again as a result of our customers’ significant decrease in their business activities. With uncertainties surrounding the extent to which the COVID-19 outbreak will affect the economy generally, and our customers and business partners in particular, it is impossible for us to predict when conditions will improve to the point that we can reasonably forecast when our sales might return to historical levels. In addition, as has been widely-reported by news outlets, there has been and continues to be a global semiconductor microchip shortage. Many of our products include one or multiple microchips as critical product components. We have recently experienced difficulties in sourcing microchips in amounts necessary to produce certain products in the volumes we believe are required to meet customer demand. These difficulties had a material adverse affect on the Company’s results of operations for the third three months of 2021. If we are unable to source a sufficient amount of microchips, we may not be able to meet customer demand and our sales in future periods will be adversely affected and our customer relationships also may be damaged. In addition, the shortage has resulted in higher prices for microchips. During this third three month period we also experienced unanticipated increases in the cost of certain materials used in certain of our products. While we are able to partially offset the effects of these cost increases by increasing the sale price of certain of our products, these cost increases also had a material adverse effect on our results of operations. If the price of microchips or other materials used in our products increases in the future and we are unable to pass those additional costs on to our customers through end-product price increases, our margins and our financial results will be adversely affected.

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

Results of Operations

Third three months of 2021 Compared with third three months of 2020

Net Sales. Net sales increased $1,000, or 0.02%, to $4,172,000 in the third three months of 2021 from $4,171,000 in the third three months of 2020. The increase is primarily attributable to an increase in sales of transcoder products and NXG products offset by a decrease in sales of analog video headend products, CPE products and HFC distribution products. Sales of transcoder products were $1,732,000 and $543,000, NXG products were $420,000 and $89,000, analog video headend products were $176,000 and $323,000, CPE products were $113,000 and $1,379,000 and HFC distribution products were $404,000 and $599,000 in the third three months of 2021 and 2020, respectively. The Company expects sales of transcoder products to continue to increase as market acceptance increases. The Company expects sales of CPE products to continue to trend lower than in prior periods as the Company, consistent with its business plan, moves away from lower-margin product lines.

Cost of Goods Sold. Cost of goods sold decreased to $2,673,000 for the third three months of 2021 from $3,436,000 for the third three months of 2020 and decreased as a percentage of sales to 64.1% from 82.4%. The $763,000 decrease is primarily attributable to higher margin products relating to favorable product mix, as well as reduced overhead costs.

Selling Expenses. Selling expenses increased to $642,000 for the third three months of 2021 from $614,000 in the third three months of 2020 and increased as percentage of sales to 15.4% for the third three months of 2021 from 14.7% for the third three months of 2020. The $28,000 increase was primarily the result of an increase in consulting fees of $26,000 and an increase in freight expense of $24,000 offset by a decrease in salaries and fringe benefits of $19,000.

General and Administrative Expenses. General and administrative expenses decreased to $900,000 for the third three months of 2021 from $1,203,000 for the third three months of 2020 and decreased as a percentage of sales to 21.6% for the third three months of 2021 from 28.8% for the third three months of 2020. The $303,000 decrease was primarily the result of a decrease in professional fees of $144,000 and a decrease in salaries and fringe benefits of $122,000 primarily due to the mark to market adjustment on stock compensation.

Research and Development Expenses. Research and development expenses increased to $660,000 in the third three months of 2021 from $600,000 in the third three months of 2020 and increased as a percentage of sales to 15.8% for the third three months of 2021 from 14.4% for the third three months of 2020. This $60,000 increase is primarily the result of an increase in salaries and fringe benefits of $57,000 due to increased head count.

Operating Loss. Operating loss of $(703,000) for the third three months of 2021 represents a decrease (or improvement) of $979,000 from the operating loss of $(1,682,000) for the third three months of 2020. Operating loss as a percentage of sales was (16.9) % in the third three months of 2021 compared to (40.3) % in the third three months of 2020.

Other income. Other income increased to $619,000 in the third three months of 2021 from zero in the third three months of 2020. The increase is the result of the accrual of the payroll tax credit through the Employee Retention Tax Credit for the third quarter of 2021.

Interest Expense. Interest expense increased to $117,000 in the third three months of 2021 from $51,000 in the third three months of 2020. The increase is primarily the result of the PIK interest and the accretion of the debt discount under the subordinated convertible debt.

First nine months of 2021 Compared with first nine months of 2020

Net Sales. Net sales decreased $291,000, or 2.4%, to $11,761,000 in the first nine months of 2021 from $12,052,000 in the first nine months of 2020. The decrease is primarily attributable to a decrease in sales of DOCSIS data products, digital video headend products, HFC distribution products, CPE products and analog video headend products, offset by an increase in sales of transcoder products and NXG products. Sales of DOCSIS data products were $681,000 and $1,807,000, digital video headend products were $2,348,000 and $2,603,000, HFC distribution products were $1,327,000 and $1,769,000, CPE products were $1,096,000 and $3,051,000, analog video headend products were $657,00 and $838,000, transcoder products were $3,805,000 and $937,000 and NXG products were $1,311,000 and $570,000 in the first nine months of 2021 and 2020, respectively. The Company expects sales of transcoder products to continue to increase as market acceptance increases. In addition, the Company expects sales of DOCIS data products to increase in the near term as hospitality market purchases begin to return to prior levels post COVID-19. The Company expects sales of CPE products to continue to trend lower than in prior periods as the Company, consistent with its business plan, moves away from lower-margin product lines.

Cost of Goods Sold. Cost of goods sold decreased to $7,272,000 for the first nine months of 2021 from $9,529,000 for the first nine months of 2020 and decreased as a percentage of sales to 61.8% from 79.1%. The $2,257,000 decrease is primarily attributable to higher margins relating to favorable product mix and the decrease as a percentage of sales is primarily attributable to higher margins relating to favorable product mix, as well as reduced overhead costs.

Selling Expenses. Selling expenses decreased to $1,807,000 for the first nine months of 2021 from $1,916,000 in the first nine months of 2020 and decreased as percentage of sales to 15.4% for the first nine months of 2021 from 15.9% for the first nine months of 2020. The $109,000 decrease was primarily the result of a decrease in salaries and fringe benefits due to a decrease in head count of $63,000 and a decrease in advertising and trade shows of $63,000.

General and Administrative Expenses. General and administrative expenses decreased to $2,944,000 for the first nine months of 2021 from $3,551,000 for the first nine months of 2020 and decreased as a percentage of sales to 25.0% for the first nine months of 2021 from 29.5% for the first nine months of 2020. The $607,000 decrease was primarily the result of a decrease in professional fees of $344,000, a decrease in salaries and fringe benefits of $107,000 and a decrease in rent of $61,000.

Research and Development Expenses. Research and development expenses increased to $1,921,000 in the first nine months of 2021 from $1,865,000 in the first nine months of 2020 and increased as a percentage of sales to 16.3% for the first nine months of 2021 from 15.5% for the first nine months of 2020. This $56,000 increase is primarily the result of an increase in salaries and fringe benefits of $98,000 due to increased head count offset by a decrease in consulting fees of $37,000.

Operating Loss. Operating loss of $(2,183,000) for the first nine months of 2021 represents a decrease (or improvement) of $2,626,000 from the operating loss of $(4,809,000) for the first nine months of 2020. Operating loss as a percentage of sales was (18.6) % in the first nine months of 2021 compared to (39.9) % in the first nine months of 2020.

Other income. Other income increased to $1,804,000 in the first nine months of 2021 from zero in the first nine months of 2020. The increase is the result of the accrual of the payroll tax credit through the Employee Retention Tax Credit for the first, second and third quarters of 2021.

Interest Expense. Interest expense increased to $379,000 in the first nine months of 2021 from $252,000 in the first nine months of 2020. The increase is primarily the result of the PIK interest and the accretion of the debt discount under the subordinated convertible debt.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, the Company’s working capital was $1,999,000 and $570,000, respectively. The increase in working capital was primarily due to an increase in prepaid and other current assets.

The Company’s net cash used in operating activities for the nine-month period ended September 30, 2021 was $627,000 primarily due to net income of $987,000, an increase in accounts payable and accrued expenses of $342,000, offset by an increase in prepaid and other current assets of $1,262,000 and adjustments to reconcile net income to cash used in operating activities of $648,000. The Company’s net cash used in operating activities for the nine-month period ended September 30, 2020 was $2,149,000 primarily due to a net loss of $5,061,000 offset by a decrease in inventories of $3,245,000.

Cash used in investing activities for the nine-month period ended September 30, 2021 was $67,000, of which $12,000 was attributable to capital expenditures and $55,000 was attributable to additional license fees. Cash used in investing activities for the nine-month period ended September 30, 2020 was $163,000, of which $138,000 was attributable to capital expenditures and $25,000 was attributable to additional license fees.

Cash provided by financing activities was $896,000 for the first nine months of 2021, which was comprised of borrowings under the subordinated convertible debt facility of $700,000, the net proceeds of stock issuances of $257,000, the proceeds of the exercise of stock options of $10,000 and the proceeds of the exercise of stock warrants of $61,000 offset by net borrowings of line of credit of $87,000 and repayments of debt of $45,000. Cash provided by financing activities was $1,815,000 for the first nine months of 2020, which was comprised of proceeds from long term debt of $1,769,000, proceeds from the Subordinated Loan Facility (as described below) of $900,000 and proceeds from the exercise of stock options of $3,000 offset by net repayments of the line of credit of $828,000 and repayments of debt of $29,000.

For a full description of the Company’s senior secured indebtedness under the MidCap Facility and its effect upon the Company’s consolidated financial position and results of operations, see Note 5 – Debt of the Notes to Condensed Consolidated Financial Statements.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility and cash generated from sales of its common stock, as well as funds made available to the Company through participation in several federal government financial assistance programs implemented pursuant to the Coronavirus Aid, Relief, and Economic Security Act, including the Paycheck Protection Program and the Employee Retention Tax Credit. At September 30, 2021, the Company had $516,000 available under the MidCap Facility.

As previously disclosed in the Company’s most recent Annual Report on Form 10-K, on February 1, 2019, the Company completed the sale of its Old Bridge Facility to Jake Brown Road, LLC (the “Buyer”) and, in connection with the completion of the sale, the Company and the Buyer (as landlord) entered into a lease (the “Lease”), pursuant to which the Company continues to occupy, and conduct its manufacturing, engineering, sales and administrative functions, in the Old Bridge Facility. Also as previously disclosed, certain disagreements have arisen between the Company and the landlord with respect to the parties’ interpretation of elements of the Lease, including with respect to amounts being held in escrow by the landlord, which the Company believes should either be refunded to the Company or credited against future lease payments, and the landlord’s claim that the Company is obligated to pay management fees to the landlord under the Lease. Without prejudice to the Company’s positions regarding these matters, and without creating any inference that the Company agrees with any of the landlord’s claims or waiving any rights available to the Company under the Lease or otherwise, on May 5, 2021, the Company made payment to the landlord of $139,550.62, representing all amounts that the landlord then claimed were due. Notwithstanding the continuing disagreements with the landlord’s monthly payment demands, the Company is meeting these demands on a current basis, but continues to reserve its rights regarding the same. The Company intends to continue to discuss these matters with the landlord in an attempt to negotiate a resolution of these disagreements. The Company, however, cannot assure you that these matters will be resolved in a manner that is favorable to the Company or that litigation might not result if a negotiated resolution is not forthcoming.

In connection with the fulfillment of certain of the Company’s purchase orders, the Company is financing expediting fees charged in connection with the purchase orders by delivering a promissory note (the “Note”) to the supplier of the goods, in the principal amount of approximately $630,000. The Note is unsecured and has an interest rate of 12% per annum. The Company is obligated to repay the principal balance of the note beginning in September 2021 and continuing thereafter for an additional five consecutive monthly installments on the 15th day of each successive calendar month, as follows: September 2021, $100,000, October 2021, $100,000, November 2021, $100,000, December 2021, $100,000, January 2022, $100,000 and February 2022, $140,000. Accrued interest will be paid concurrently with each principal installment. Upon a default under the Note, including the non-payment of principal or interest, the Company’s obligations may be accelerated and the Note holder may pursue its rights under the Note and under applicable law.

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. These factors raised substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2021, certain of the above factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On June 22, 2021, the Company applied to the SBA for full forgiveness of the PPP Loan. On June 30, 2021, the Company received notification that the forgiveness was granted. The Company recorded the $1,769,000 forgiveness as a gain on debt forgiveness during the three and nine month periods ended September 30, 2021, respectively.

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

During June and July 2021, the Company received approximately $61,000 as 87,500 of Placement Agent Warrants were exercised.

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

On August 16, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell from time to time through the Agent shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $400,000.

From August 16, 2021 through September 30, 2021, the Company sold an aggregate of 38,388 shares under the Sales Agreement at prices ranging from $1.1053 to $1.1390 per share, for aggregate proceeds, net of sales commissions, of approximately $41,000.

On August 23, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with an institutional investor providing for the sale by the Company to the investor of 200,000 shares of the Company’s common stock at a purchase price of $1.08 per share, resulting in aggregate proceeds to the Company of $216,000. The shares were offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3. The Company’s sale of the Shares pursuant to the Purchase Agreement will have the effect of reducing the amount of shares that may be sold pursuant to the Sales Agreement from $400,000 to $184,000. Taking into account sales of common stock pursuant to the Stock Purchase Agreement and sales of common stock pursuant to the Sales Agreement to date, the amount available to be sold under the Sales Agreement is currently $143,000.

For the three and nine months ended September 30, 2021, the Company accrued payroll tax credits of $619,000 and $1,804,000, respectively, through the Employee Retention Tax Credit program (“ERTC”). The amount was recorded as other income and included in prepaid and other current assets as of the applicable quarter end date. The Company received $577,000 of the first quarter of 2021 ERTC in April, $115,000 towards Q2 in July, $181,000 towards Q3 in August and $219,000 towards Q3 in October. The ERTC was initially established as part of the CARES Act of 2020 and subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021. The CAA and ARPA amendments to the ERTC program provide eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through December 31, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000 so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files the applicable quarterly tax filings on Form 941. The receipt of the tax credit is expected to improve the Company’s liquidity due to the effects of the credit. Although the Company currently anticipates receiving credits pursuant to the terms of the ERTC for each quarter of 2021, there can be no assurances that the Company will continue to meet the requirements subsequent to the third quarter of 2021 (including the requirements relating to declines in gross receipts) or that changes in the ERTC program, including changes in guidance provided by the IRS with respect to the implementation and operation of the ERTC program, will not be adopted that could reduce or eliminate the benefits the Company may receive.

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

The Company’s primary long-term obligations are for payment of interest on the MidCap Facility, which expires on October 25, 2022. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $288,000 and $175,000 in the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. The Company expects to use cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

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

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2021.

During the quarter ended September 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in the Company’s Form 10-K for the year ended December 31, 2020. Material changes from the risk factors included in Form 10-K for the year ended December 31, 2020 are included below.

Our common stock has experienced and may continue to experience price and volume fluctuations, which could cause you to lose a significant portion of your investment.

Stock markets are subject to significant price and volume fluctuations that may be unrelated to the operating performance of particular companies, and accordingly the market price of our common stock may frequently and meaningfully change. The market prices and trading volume of our common stock have recently experienced, and may continue to experience, significant fluctuations, which could cause purchasers of our common stock to incur substantial losses. For example, during 2021 to date, the closing market price of our common stock has fluctuated from a low of $0.97 per share on October 13, 2021 to a high of $2.22 on February 9, 2021, with an intraday high of $2.33 per share on February 1, 2021 and an intraday low of $0.91 per share on October 13, 2021. The last reported sale price of our common stock on the NYSE American on October 19, 2021 was $1.07 per share. The daily trading volume in shares of our common stock has also experienced significant fluctuation. During 2021, through October 19, 2021, daily trading volume ranged from approximately 34,700 shares to 25,998,623 shares. We have not had any recent change in our financial condition or results of operations that we believe are consistent with recent fluctuations in our stock price or trading volume. Although we believe that the recent fluctuations in our stock price and trading volume reflect market and trading dynamics that appear to be unrelated to our underlying business, or to macro or industry fundamentals, we cannot be certain of the reasons for these fluctuations, nor can we predict how long these dynamics will last. These factors heighten the risk of an investment in our common stock, and the timing of your purchase of our common stock relative to fluctuations in its trading price may result in you losing all or a significant portion of your investment.

Significant fluctuations in the market price of our common stock may be the result of strong and substantially increased retail investor interest, including on social media and online forums. The market price and trading volume fluctuations and trading patterns we have experienced create several risks for investors, including the following:

●	increases or decreases in the market price of our common stock may be unrelated to our operating performance or prospects, or macro or industry fundamentals, and inconsistent with the risks and uncertainties that we face;

●	factors in the volume of trading our common stock and the price at which the stock trades may include retail investors’ sentiment (including opinions expressed on financial trading and other social media sites and online forums), the direct access of retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors; and

●	based on the higher trading prices our shares have experienced recently, our market capitalization has recently reflected, and currently reflects, valuations that diverge significantly from those seen prior to these recent fluctuations, and to the extent these valuations reflect trading dynamics unrelated to our financial performance, prospects or the risks and uncertainties we face, purchasers of our common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuation levels.

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

There are also a variety of other factors, some of which are beyond our control, that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock, including:

●	overall performance of the equity markets and the economy as a whole;

●	actual or anticipated changes in our growth rate relative to that of our competitors;

●	announcements of technological innovations or new products by us, our competitors or third parties;

●	changes in the anticipated size or growth rate of our addressable markets;

●	announcements of acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments, by us or by our competitors;

●	quarterly variations in our actual or anticipated results of operations;

●	failure of revenues or earnings in any quarter to meet the investment community’s expectations;

●	market conditions for telecommunications or cable industry stocks in general;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to us or our customers;

●	sales of significant amounts of our common stock by our officers and directors or the perception that such sales may occur;

●	sales of significant amounts of our common stock by us or the perception that such sales may occur;

●	health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases; and

●	other events or factors, including those resulting from war, incidents of terrorism (including cyberterrorism), or responses to these events

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

Due largely to the continuing effects of the COVID-19 pandemic, we did not meet certain elements of the near-term milestones we had included as part of the compliance plan we submitted to the NYSE American. As a result, it is possible that NYSE Regulation will determine that we are not making sufficient progress consistent with our plan and may request that we submit a revised plan or may initiate delisting proceedings against us. We cannot assure you that we will make sufficient progress to regain compliance with these listing standards by December 10, 2021 under our initial plan or any revision we make to such plan or that NYSE Regulation will accept any revisions we propose to make to our initial plan, or that delisting proceedings may not be instituted against us based on our not meeting certain elements of the near-term milestones we had included as part of the compliance plan we submitted. Had the measurement date for regaining compliance been September 30, 2021, we would not have met the continued listing standards. If delisting proceedings are instituted against us, we would have the right to appeal any delisting determination.

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

In addition, the COVID-19 outbreak has affected the supply chain for many types of products and materials, particularly those being manufactured in China and other countries where the outbreak has resulted in significant disruptions to ongoing business activities. Beginning in the second quarter and continuing into the third quarter of 2021, we experienced a material disruption in our supply chain as it relates to the procurement of certain sole source and other multiple source components utilized in a material portion of several product lines. We believe this disruption may continue beyond 2021. If these or any similar types of supply disruptions continue, it is possible that we will be unable to complete sales of any affected products to our customers on requested schedules.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.

3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.

10.1	Fourth Amendment to Loan Agreement, Dated as of July 30, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 2, 2021.

10.2	Sales Agreement dated August 16, 2021, between Blonder Tongue Laboratories, Inc. and Roth Capital Partners, LLC.	Incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2021.

10.3	Stock Purchase Agreement dated as of August 23, 2021, between Blonder Tongue Laboratories, Inc. and Cavalry Fund I LP..	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 23, 2021.

10.4	Fifth Amendment to Loan Agreement, Dated as of August 26, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 30, 2021.

31.1	Certification of Edward R. Grauch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: October 22, 2021	By:	/s/ Edward R Grauch
Edward R. Grauch
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer (Principal Financial Officer)