Form 10-K
period 2021-12-31
BLONDER TONGUE LABORATORIES INC
filed 2022-03-31
CIK 1000683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021,

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ to ________

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021: $9,286,855

Number of shares of common stock, par value $.001, outstanding as of March 18, 2022: 13,251,397

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

Introduction

Blonder Tongue, with its subsidiary R. L. Drake Holdings, LLC (“Drake”), is a technology research and development (“R&D”) company with U.S.-based manufacturing, that delivers a wide range of products and services to major telecommunications, cable and fiber optic service delivery operators, as well as broadcasters and media production companies. For over 70 years, Blonder Tongue Labs and Drake Digital products have provided the latest technology for telecom company Central Offices (COs), cable operator headends, broadcaster studios (together “Telecom”), as well as to lodging/hospitality, multi-dwelling units/apartments (“MDU”) and a range of business to business (“B-B”) customers at a wide range of locations including university campuses, healthcare/hospitals, fitness centers, government facilities, military bases, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and other small-medium businesses. These applications are also variously described as small and medium sized businesses in commercial, institutional, or enterprise environments, and will be referred to herein collectively as “SMB”. The customers we serve also include business entities distributing and installing private data delivery, broadband and video networks in these environments, including the world’s largest cable television operators, telecommunications providers and satellite providers, as well as integrators, architects, engineers of the next generation of Internet Protocol Television (“IPTV”) streaming video service providers.

The Company continues to be focused on the needs of an expanding group of customers, providing high quality, ultra-high reliability technology products to meet their needs and supporting those products following deployment. For over 70 years Blonder Tongue has provided innovative solutions based on continually advancing technology. Since its founding, Blonder Tongue has continued to keep abreast of evolving technologies, from analog to digital television, Hybrid-Fiber Coax (“HFC”) networks with Quadrature Amplitude Modulation (“QAM”) edge devices, High Definition (“HD”) and Ultra HD (“4K”) and (“UHD”) video encoding and transcoding, IPTV processing and distribution, and most recently with the introduction of multiscreen Adaptive Bit Rate (“ABR”) technologies and high-speed data delivery and reception technologies.

The cable and telecommunications markets have reacted quickly to consumer demands for additional services by integrating multiple technologies into existing networks, providing consumers with high-speed internet access in addition to enhanced video offerings. Today, video offerings have expanded from traditional broadcast linear delivery to the living room TV to live streaming to any device in your home or on the go. Traditional TV content is now available in any format to be viewed on tablets, mobile phones, computers or gaming consoles. SMB and IPTV service providers are migrating their video-on-demand (“VOD”) architecture to IPTV, and a multiscreen ecosystem. Service operators and SMB businesses are upgrading their networks to have the capability to deliver 4K video resolution content to TVs and adding the capability of IPTV streaming to additional, normally small screens, thereby expanding viewer access to HD content on any IP-connected devices. The infrastructure requirements to enable IP streaming with a wide variety of resolutions and ABR bit rates provides the Company with an opportunity to market and sell its expanded IP streaming encoders and digital product lines.

Both the IPTV and SMB markets are forecast to grow over the next few years. The IPTV market was valued at $72.24 billion in 2020 and is expected to reach $194.21 billion by 2026; a CAGR of 17.89%. The SMB market segments that the Company serves have been focused on the migration from HFC to IPTV networks. The Company has expanded its video product line portfolio to address the growth of IP streaming. The Company has collaborated with large telecommunications operators and with leading cable television (“CATV”) Multiple System Operators (“MSOs”) to produce new cost-effective video encoder and transcoder products for IP support of both traditional broadcast and Public, Education and Government (“PEG”) video content. The company has also been involved recently in initiatives for regional content acquisition for backhaul, ingest and redistribution from centralized facilities using modern IP, IPTV and CDN video distribution architectures, these technologies taken together are referred to as Over The Top or “OTT”. In 2018, the Company introduced the NeXgen Gateway (“NXG”) digital video signal processing platform to specifically address the service provider challenges of migrating from traditional CATV HFC based topologies and technologies to Internet Protocol (“IP”) and IPTV based topologies and technologies. As the industry has begun to adopt UHD, 4K, and High Efficiency Video Coding (“HEVC”) encoding, the Company has begun to produce products to support these emerging requirements. IPTV growth worldwide is projected to result in 398 million subscribers by 2026. NXG sales were $1,924,000 in 2021 and $705,000 in 2020, respectively.

In January 2020, the Company began implementing a strategic plan to improve operating results and increase shareholder value. This plan consists of:

●	Rationalizing operating expenses to anticipated revenue and income levels

●	Focusing R&D on short-term high-confidence opportunities with compelling ROI

●	Expanding sales and marketing efforts directly to service operators

●	Streamlining manufacturing operations and simplifying product offerings, and

●	Increasing gross margins

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

The H.264/AVC is a video compression standard that enables a compelling solution for growing IP video services. The H.264 HD Encoder core has the capability to cut the bandwidth requirement for digital video delivery in half when compared against MPEG-2 encoders. This essentially facilitates the transmission of twice the number of programs in a given bandwidth. The use of this H.264 encoding technology enables the Company to provide high quality video at higher resolutions like 720p, 1080i and 1080p. H.264 is a widely used format for transmitting high quality digital television signals over IP and Wi-Fi networks. The Company started shipping the H.264 capable encoders in 2012.

The H.265/HEVC technology is a video compression standard that enables IP and IPTV video services to be better prepared for transmission and streaming over even narrower and less robust networks as compared to both MPEG-2 and H.264 technologies. HEVC is and is expected to be primarily used by current and future internet based and private IP based over-the-top video streaming services and in the near future for satellite and terrestrial transmissions. The Company began to ship HEVC capable encoders and transcoders in 2020.

Secure Reliable Transport (“SRT”) technology is a video and IP network oriented forward error correction (“FEC”), security and reliability application level protocol designed to allow for high confidence transmission of compressed video and audio content over the open internet or over privately owned IP networks. SRT has been standardized by the SRT Alliance, consisting of a group of international participating companies. The Company completed its implementation of SRT and began shipping SRT capable products supporting video encoder, transcoder and IP network interfaces in 2021.

The Advanced Encryption Standard (“AES”) technology is a US National Institute of Standards and Technology (“NIST”) standard for the protection of electronic data, including data based content such as digitized audio and video transmissions. Blonder Tongue Laboratories has broadened the use of and implementations of AES technology across a wide range of product lines and use cases over the course of 2020 and 2021.

MPEG-DASH and HLS are the two primary Adaptive Bit-Rate (“ABR”) technologies used in internet, IPTV and Wi-Fi based video delivery in the world today, enabling multi-screen delivery and optimization of video quality to the available bandwidth of an internet connection to television, phone, tablet or other viewing locations. The Company completed initial ABR technology and product implementations in 2021.

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The products were primarily comprised of Android-based IPTV set top boxes targeted to the Tier 2 and Tier 3 telecommunications and fiber optics based service providers. Total CPE product sales, including product accessories and replacement parts, were $1,120,000 in 2021 and $4,165,000 in 2020.

The Company’s manufacturing is located primarily in its facility in Old Bridge, New Jersey (the “Old Bridge Facility”) with a small portion of overall product production supported by key contract manufacturers located in Ohio, Taiwan, South Korea and the People’s Republic of China (“PRC”). The Company currently manufactures the large majority of its digital products, including the latest NXG, Clearview, Aircaster and Drake series product lines, as well as other digital signal processing product models at its Old Bridge, New Jersey Facility. Since 2007 the Company has been manufacturing certain high- volume, labor intensive products, including certain of the Company’s analog products, in the PRC, pursuant to a manufacturing agreement that governs the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. The Company does not currently anticipate the transfer of any additional products to the PRC for manufacture. Since 2019 the Company also has been manufacturing certain high-volume, labor intensive products in Taiwan and South Korea. This product mix represents a small percentage of the Company’s revenue but allows the Company to benefit from relatively favorable tariff policies. Since 2021, the Company has begun outsourcing a small percentage of product-specific manufacturing to a contract manufacturer in Ohio. Manufacturing products at the Company’s Old Bridge Facility and in Ohio, the PRC, Taiwan and South Korea enables the Company to realize cost reductions and, with regard to Ohio, Taiwan and South Korea, favorable tariff treatment while maintaining a competitive position and time-to-market advantages.

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

Strategy

Telecom

The primary end locations of the Company’s products have evolved to focus on Telco COs, cable operator headends, and local content ingest locations for Telco, cable and fiber optic based service operators. We provide a wide range of products to meet the special needs of these applications, and we serve many types of customers, from large Telco and cable companies to distribution channels, integrators and private contractors. We sell to companies installing or distributing video and data delivery products including:

●	Telephone and fiber optics telecommunications operators (both large and small) that design, package, install and in most cases operate, upgrade and maintain the systems they build; cable system operators (both large and small) that design, package, install and in most instances operate, upgrade and maintain the systems they build;

●	Television broadcasters and video production facilities that create signals for redistribution and require digital encoding, transcoding, transmission and encryption/security technology;

●	Telephone, fiber optics, and cable-based telecommunications operators who deploy their services in the Lodging, Hospitality and Assisted Living Markets; and

●	SMB system operators that operate, upgrade, and maintain the systems that are in their facilities, or contractors that install, upgrade and maintain these systems in a wide variety of applications.

The key to proactively responding to the evolving needs of the foregoing Telecom environment is to build a suite of product solutions that are optimized for the operator’s existing infrastructure, as well as future strategy. Operators look for the following features when selecting technology:

●	Versatility for Now, providing multiple source inputs and different output formats, including simultaneous IPTV, QAM, and NTSC analog television capability. OTT technology support, off-air local program ingest, locally generated content, and national broadcasts can all be viewed on televisions via coax, as well as on desktops, phones and tablets, and other connected devices via an IP network. This allows operators to expand the reach of their video without having to run additional wiring throughout a facility and optimize the use of existing infrastructures.

●	Flexibility for the Future, recognizing that even if an operator is not utilizing IPTV, QAM and NTSC analog outputs today, these features may be needed tomorrow. Operators seek to choose scalable technology that can keep up with advances in system architecture and allow them to best leverage existing data and Wi-Fi infrastructure, without overburdening it. This includes considerations for TV Everywhere (bring your own content/device) as well as Ultra-HD and 4K resolution television.

●	Affordability, identifying high-quality, cost-effective, innovative solutions with a strong performance-to-cost ratio, is the key to ensure that the service provider can offer a competitively priced package to their residential, business and enterprise customers by focusing on the features required and its management, including remote setup, monitoring and diagnostics through an IP interface and potentially providing a hot spare, hot swap or automatic failover capability.

The functions and features of the Blonder Tongue NXG, Clearview, Aircaster and Drake series product lines are specifically targeted to deliver comprehensive and cost-effective solutions to all the market needs described in the forgoing paragraphs.

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

SMB

The ongoing evolution of the Company’s product lines for the SMB marketplace and for service operators and integrators serving the SMB marketplace focus on the increased needs created in digital technology by digital video, IPTV, HDTV and 4K signals, and the transport of these signals over state-of-the-art broadband, ethernet, Wi-Fi and fiber optic networks. The Company has begun to renew R&D and new product efforts in this market segment recently as the SMB markets have begun recovery.

CPE

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative, comprised primarily of Android-based IPTV set top boxes to the Tier 2 and Tier 3 cable and telecommunications service providers. This strategic initiative was designed to secure direct relationships with a wide range of service providers, and increase sales of the Company’s Telecom and SMB products by the BT Premier Distributors to those same service providers, during. In 2021, the Company determined to de-emphasize CPE products and strategy due to the initiative’s low gross margin. Total CPE product sales, including product accessories and replacement parts, were $1,120,000 in 2021 and $4,165,000 in 2020. and accounted for approximately 7% and 25% of the Company’s 2021 and 2020 revenues, respectively. CPE related contribution to net income has not had a material impact on the Company’s performance.

Markets Overview

For the last 40 years, the television industry has been dominated by traditional cable operators, who subsequently expanded into high-speed internet, telephony, and wireless services and are currently estimated to have 46.5 million video subscribers in the U.S. market. The penetration of wireless and direct-broadcast satellite (“DBS”) (such as DIRECTV® and DISH Network®) in the video market, while reduced, still has a combined subscriber count of approximately 17.5 million. Telephone companies (i.e. Verizon) also compete with cable operators for services on a national level, delivering video, high-speed internet and telephony services direct to the home or to the curb with an estimate of over 6.5 million video subscribers.

With IPTV technology comes additional market pressures and opportunities. First, there is the matter of alternative TV services riding OTT on existing high-speed data infrastructures, where the delivered video is not part of the service provider’s own video content or service. Examples include Web-delivered video such as Netflix, Hulu, Prime Video and Apple TV. Cable, satellite and telco service providers have been innovating to provide additional service offerings to compete with lower cost OTT television providers (subscribers exceeding 300 million globally). In addition, content providers such as Disney, NBC, HBO, SHOWTIME and CBS have deployed their own streaming services, without requiring a cable TV subscription. Streaming service subscribers are now larger in count than cable, DBS and telco TV subscribers. With the advent of “TV Everywhere”, where video is displayed not only on the traditional television, but also on personal computers and mobile devices, service providers are trying to tackle not only technological challenges associated with these offerings, but also content management and customer authentication. The idea that the consumer is at the center, and not the hardware or the network, is revolutionizing how video (and media) content is delivered.

The long-term implications of these developments are increased competition for the provision of services and a trend toward delivery of these services using IP technologies over the open internet, and IPTV technologies over private networks. This continuing major market transition has resulted in changing consumer expectations, placing the residential video delivery networks, business-to-business, lodging and institutional markets under pressure to install new infrastructure and upgrade existing networks. Each sub-market mentioned above has different network upgrade cycles, but to remain competitive the Company has been and must continue to increase its product offerings for digital television, IP and IPTV technologies, encoding, decoding and transcoding, and support of a wider range of digital media delivery applications.

Cable Television

Most cable operators, large and small, have built networks with various combinations of fiber optic and coax cable to deliver television, internet and telephone services on one drop cable. Cable television deployment of fiber optic trunk has been completed in all deployed cable systems. The HFC network architecture is employed to provide digital video, OTT, HDTV, IPTV, high speed internet, and digital telephone service. With the adoption of new technology developed by a newly combined SCTE and CableLabs® standards organization, the cable industry is using “edge” devices, node splitting and digital video switching to increase both services and subscriber capacity from each existing node as well as lowering the cost to create new nodes in their deployment architectures, to accommodate IPTV offerings in both residential and B-B market deployments. Further, the Company has recently announced a series of products and product derivatives tailored to aid a subset of cable service providers, running specific security technologies on their networks, to expand their IP television deployments to service their business customers as well as residential customers. All of these networks are potential users of our product offerings.

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

More recently, the competition among telco and cable providers to the Assisted Living, MDU and Hospitality industries has shifted from a previous emphasis on VOD, to providing an ever-increasing number of HD programs and the capability of offering streaming OTT television services. The Company believes that the demand for HD based headends that support free-to-guest service and OTT television, will continue to grow in the near term. The rate of growth is limited by the costs associated with replacing all televisions in a property with flat screen Pro:Idiom compatible televisions, the infrastructure required to support OTT television, authentication and system management issues. For several years, the Company has been providing a unique system solution to the largest hotel brands worldwide through the Company’s network of hotelier approved system integrator and operator customers. The system consists of DOCSIS 3.0 and 3.1 compliant cable modem termination systems (“CMTS”) and cable modems (“CM”) and is unique in that it is the only system approved by that hotelier that is able to provide a combination of the following services: linear TV, OTT, DOCSIS-based ethernet, and Wi-Fi from a common mini-CATV-type HFC-based infrastructure.

SMB-Small and Medium Sized Businesses

The Company defines its target SMB markets to also include educational campus environments, correctional facilities, sports stadiums and airport terminals. All of these seemingly unrelated facilities contain private video and data distribution networks that are dependent on either locally generated or externally sourced video and/or data content. As the advanced technologies of distance learning, HDTV and IPTV permeate the market, institutional facilities are embracing these technologies to achieve site specific goals. The following are examples of the types of applications:

●	Public, Educational and Government (“PEG”) Town Hall Meetings, Religious Broadcasts, Local Sports

●	In-Office - Doctor, Dentist and Corporate Offices

●	Campus & Stadium – Redistribution of content across large, complex properties and facilities

●	Patient Education and Entertainment

●	Distance Learning

●	Employee Facing- Training and Company Messaging

●	Hotel Lobby Events and Advertising

The Company traditionally benefited from a very strong share of this market with its Analog Video Headend and Distribution Products. We anticipate that we will continue to be a leader in this market with our digital video solutions and our evolving IP and IPTV platforms.

International

The Company has authorized distributors and sales agents in various locations outside the United States, but the Company primarily manufactures products for sale in the USA and North America. Historically, international sales have not materially contributed to the Company’s revenue base. In 2021 the Company began providing small quantities of video encoder and transcoder equipment to service providers in Mexico. This line of business is not expected to have material impact on the Company’s overall performance.

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

Key Products

Blonder Tongue’s products can be separated according to function and technology. Five key categories account for the majority of the Company’s revenue–Encoders and Transcoders, NXG, Coax Distribution, CPE and Digital Modulation:

●	Encoder/Transcoder Products are used by a system operator for encoding and transcoding of digital video. Transcoders convert video files from one codec compression format to another to allow the video to be viewed across different platforms and devices. We offer a broad line of 4K/UHD, HD and SD, MPEG-2, MPEG-4/H.264, and HEVC/H.265 capable encoders and transcoders optimized for Telecom customers and environments. One example is a line of enhanced encoders optimized for the extreme demands of broadcasting live sports, another is a cost-effective MPEG-2/H.264 encoder for IP support of PEG channels tailored to receive and groom regional content and deliver it across the open internet to centralized locations for ingest into OTT / CDN and other distribution systems. Yet another is a new highly cost-effective bulk IP to IP digital video Transcoder that supports 24 channels of format and rate conversion in a single Rack Unit (1RU) size and corrects digital television compatibility issues.

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

Encoders accept various input sources (analog and/or digital) and output digitally encoded 4K, UHD, HD or SD video in various output formats such as IP, QAM modulated, or Asynchronous Serial Interface (“ASI”). ASI is a streaming data format which carries the MPEG-2 Transport Stream. The IP output format allows operators to stream video over private data networks with greater reliability and content security. The QAM outputs can be used for digital video distribution over typical coax and HFC networks to serve a variety of Telecom environments (i.e. CO’s, headends, stadiums, broadcast and cable television studios, hospitals, university campuses, etc.). As a complement to this encoder line, Blonder Tongue also provides digital QAM multiplexers which take multiple inputs (ASI or 8VSB/QAM) and delivers a single multiplexed QAM output, thereby optimizing the HD channel lineup by preserving bandwidth. The Company’s QAM output MPEG encoders support low latency and superior motion optimization for content such as fast-paced sporting events, which is ideal for live events within a stadium or arena. The Company’s new Clearview transcoder product line supports high density highly cost-effective bulk re-encoding functions to support a wide range of service operator use-cases such as creating digital television universal reception of signals, professional Dolby® audio encoding and format conversions, or conversion of broadcast to IPTV expected video formats. The Company’s Encoder/Transcoder Products accounted for approximately 50% and 26% of the Company’s revenues in 2021 and 2020, respectively, with an overall increase of $3,618,000 year-over-year.

●	NXG IP Digital Video Processing and Headend Products were introduced by the Company in 2018 and were a culmination of the Company’s product development efforts of an advanced next-generation-enterprise series of products and solutions.

The NXG is a powerful, two-way, forward-looking digital video signal processing platform and series of modular add-on products that are ideal for delivering the next generation of entertainment services for residential and enterprise applications, including IPTV format conversions and simulcast use cases and is actively deployed in education, MDU, healthcare, business parks, campuses, institutions, hospitality, cruise ships, professional sports stadiums and government facilities. The goals of the NXG product line is to addresses the service provider challenges of (a) migrating from traditional CATV transmission, such as fiber and coaxial cable, to fully IP-based transmission and delivery, and (b) migrating from traditional content protection, such as Commscope/Arris DigiCipher®, Cisco PowerKEY®, Verimatrix® CAS, and LG Pro:Idiom®, to IP-based digital rights management (“IP-DRM”) - content protection systems of the future, such as Adobe DRM®, Verimatrix-M®, Google Widevine®, PlayReady®, and Zenith/LG IP Pro:Idiom® technologies. In order to accomplish those goals, NXG was designed to be an anything-in to anything-out solution. Based on key customer guidance and the Company’s research and development effort, NXG is a 100% fully modular, passive-back-plane-based product that enables the service providers to (a) easily and seamlessly accomplish the migration described in the forgoing, and (b) cost effectively and seamlessly address what may become any future, unforeseen, prospective transmission, and content protection migrations. Unlike many competing products, in NXG, all “active” electronic components reside in their respective modules. There are no active components in either the rack-chassis or backplane which brings the benefits of ultra-high reliability, flexibility and future adaptability to as yet unknown use-cases. In addition, the Company’s plan is for the functionality of all of the standalone key signal processing products described in both the foregoing and following paragraphs are to be, over time, migrated and subsumed as modular optional features supported by the NXG product line. In 2021 the Company released and began producing the NXG Edge version of the NXG product line to target lower-functionality and lower-cost advanced encryption edge QAM types of use cases. The Company’s NXG Products accounted for approximately 12% and 4% of the Company’s revenues in 2021 and 2020, respectively, with an overall increase of $1,219,000 year-over-year.

●	Coax Distribution Products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other end-point location along a coax distribution network. Among the products offered by the Company in this category are broadband amplifiers, directional taps, splitters and wall outlets. In cable television systems, the coax distribution products are either mounted on exterior utility poles or encased in pedestals, vaults or other security devices. In SMB systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coax cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company’s Coax Distribution Products accounted for approximately 8% and 10% of the Company’s revenues in 2021 and 2020, respectively, with an overall decrease of $337,000 year-over-year.

●	CPE Products are comprised mainly of Android-based IPTV set top boxes sold to the Tier 2 and Tier 3 cable and telecommunications service providers for use in mainstream residential services to consumer households. The Company began selling CPE Products in 2019. The Company’s CPE Product initiative achieved sales to over 75 different telco, municipal fiber and cable operators and accounted for approximately 7% and 25% of the Company’s revenues in 2021 and 2020, respectively, with an overall decrease of $3,045,000 year-over-year.

●	Digital Modulation Products are used by a system operator for acquisition, processing, compression, and management of digital video. The headend is the center of a digital television system. It is the central location where multiple programs are received and, through additional processing, allocated to specific channels for digital distribution. Blonder Tongue continues to expand its Digital Modulation Product offerings to meet the evolving needs of its customers, which is expected to continue for years to come. IP interfaces have been added to a wide range of products to help in the migration to IPTV. One such example is the AQT8-B, a multichannel 8VSB/QAM-IP transmodulator that receives up to 64 programs of off-air broadcast signals over 8 different frequencies and transmodulates them for output on both coax and IP distribution networks. Other lines of digital products provided by Blonder Tongue and Drake include our Edge QAM devices, Satellite Quadrature Phase Shift Key (“QPSK”) and Eight Phase Shift Key (“8PSK”) to QAM transmodulators.

The Company’s Aircastertm ATSC, QAM, and IP trans-modulator series of products (“AQT8”) allow the user to create a customized line up from off-air and/or cable feeds for coax IP distribution. The customizable IP output contains multiple programs with a combination of single and multiple transport streams, from multiple RF input sources. The unique MPEG-2 transport systems information tables associated with each of the selected input programs are transferred to the IP outputs. This means the virtual channel numbers and program names on the IP outputs can be the same as their RF program input sources. The Company’s AQT8 products enable the user to modify the metadata, including PSIP parameters, such as the Program ID, Program #, Short Name, Major Ch., and Minor Ch. Information, to provide a customized IP program delivery solution. The Aircaster AQT8 features Emergency Alert System (“EAS”) program switching through either an ASI or IP format EAS input and terminal block contacts for triggering.

Stand-alone Edge QAM devices accept Ethernet input and capture MPEG over IP transport streams, decrypt service provider conditional access or content protection, and insert proprietary conditional access, such as Pro:Idiom, into the stream. These streams are then combined and modulated on to QAM RF carriers, in most cases providing multiple streams on to one 6 MHz digital channel. Inputs to Edge QAM devices can come from satellite receivers, set-top boxes, network devices or video servers. The use of these devices adds flexibility for the service provider, in part, because all of this routing happens in one device. Scaling is accomplished via software and modules embedded inside the hardware. Since it is a true network device, the Edge QAM can be managed over a traditional Ethernet network or over the Internet.

Digital Modulation Product use continues in all of the Company’s primary markets, bringing more advanced technology to consumers and operators. The Company’s Digital Video Headend Products accounted for approximately 6% of the Company’s revenues in both 2021 and 2020, respectively, with an overall increase of $25,000 year-over-year.

●	DOCSIS Data Products give service providers, integrators, and premise owners a means to deliver data, video, and voice-over-coaxial in locations such as hotels and hospitality, MDU’s, and college campuses using IP technology. Among the products offered by the Company are CMTS and cable modems (“CM”). The Company’s DOCSIS Data Products accounted for approximately 5% and 13% of the Company’s revenues in 2021 and 2020, respectively, with an overall decrease of $1,429,000 year-over-year.

●	SLA and Services includes Service Level Agreements (“SLA”), installation and support services, contracts on equipment advanced replacement, hands-on customer and end-user training, system design engineering, on-site field support, remote support, troubleshooting and complete system verification testing. These SLA and Services also include after hour and 24x7x365 support contracts. The Company began programs in 2020 and expanded in 2021 to promote and emphasize the value of services and agreements for services offering a range of service levels tailored to various customer’s business needs. The Company’s SLA and Services products accounted for approximately 3% and 1% of the Company’s revenues in 2021 and 2020, respectively, with an overall increase of $279,000 year-over-year.

●	Other Products. There are a variety of other products that the Company sells to a lesser degree, either to fill a customer need or where sales have reduced due to changes in Company direction, technology, or market influences. Sales of products in these categories contributed less significantly to the Company’s revenues in 2021 and 2020 and are expected to remain this way for 2022. These products include:

Analog Modulation Products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. Among the products offered by the Company in this category are prefabricated headends to accommodate legacy analog TV systems, modulators, demodulators, and processors.

Fiber Products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic distribution network. Among the products offered by the Company in this category are fiber optic transmitters, receivers (nodes), and couplers.

Test & Measurement instruments, for measuring both digital and analog CATV and Broadcast TV signals, as well as capture, analyze and/ or generate MPEG ASI transport streams.

Contract Manufacturing Services, providing manufacturing, research and development and product support services for other companies’ products.

Miscellaneous products and services, filling customers’ needs for receiving off-air broadcast television and satellite transmissions prior to headend processing, satellite distribution, repair, and parts.

The Company will modify its products to meet specific customer requirements. Typically, these modifications are minor and do not materially alter either the product functionality or the ability to sell such altered products to other customers.

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products to accommodate customer demand for greater capability, (iii) license new technologies, (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources and (v) acquire complementary products incorporating technology from third parties allowing internal resources to focus on higher-value strategic areas of research and development. Research and development projects are often initially undertaken at the request of or in an effort to address the particular needs of the Company’s customers and customer prospects, with the expectation or promise of substantial future orders. Projects may also result from new technologies that become available, or new market applications of existing technology. In the new product development process, the vast experience of the Company’s engineering group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace. Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and lowering production costs. This building block philosophy of research and development was expanded on in the fourth quarter of 2018 with several new hardware designs each yielding a wide range of product derivative models based on a single common design, yielding the Company improved engineering cost efficiencies. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties or customized derivative product development. The Company will also license technology if it can obtain technology more quickly, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party. There were 16 employees involved in the technical product definition, technology systems architecture and research and development departments of the Company at December 31, 2021, distributed among the Company’s operating locations.

Marketing and Sales

Blonder Tongue markets and sells its products for use in a wide range of IPTV and other Telecom and SMB markets, including with municipal fiber optic operators, traditional cable television, telco, MDU, lodging/hospitality, and institutional settings (schools, hospitals and prisons). The Company also sells into a multitude of niche SMB markets such as sports arenas and the cruise ship industry. Sales are made directly to customers by the Company’s internal sales force, as well as through Blonder Tongue Premier Distributors. The Company instituted its Premier Distributor Program in 2007, through which a limited group of larger distributors who stock a significant amount of the Company’s products in their inventory are given access to a special purchase incentive program allowing them to achieve volume price concessions measured on a year-to-year basis. Sales to the Company’s Premier Distributors accounted for approximately 27% and 26% of the Company’s revenues for 2021 and 2020, respectively. These Premier Distributors serve multiple markets. Direct sales to telco operators, municipal fiber operators, cable operators and system integrators accounted for approximately 39% and 40% of the Company’s revenues for 2021 and 2020, respectively.

The Company’s sales and marketing function is performed by its internal sales and marketing associates working in partnership and conjunction its Premier Distributors, as well as its smaller company integrator and distributor network. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities. Sales and marketing make up 16% of the Company’s overall workforce, divided into central and regional coverage in Old Bridge, New Jersey, in Ohio and Florida, as well as .Pennsylvania, the Chicago and Atlanta areas.

The Company’s standard customer payment terms are net 30 days. From time to time, when circumstances warrant, such as a commitment to a large blanket purchase order, the Company will selectively extend payment terms beyond its standard payment terms to 60 days.

The Company has several marketing programs to support the sale and distribution of its products. Blonder Tongue participates in industry trade shows and conferences and also maintains a robust website and direct on-line sales portal. The Company publishes technical articles in trade and technical journals, distributes sales and product literature and has an active public relations plan to ensure complete coverage of Blonder Tongue’s products and technology by editors of trade journals. The Company provides system design engineering services for its customers, maintains extensive ongoing communications with many original equipment manufacturer customers and provides one-on-one demonstrations and technical seminars to potential new customers. Blonder Tongue supplies sales and applications support, product literature and training to its sales representatives and distributors. Before the COVID pandemic began in March of 2020, the management and sales staff of the Company traveled extensively, identifying customer needs and meeting existing and potential customers. The Company anticipates resuming these activities at pre-pandemic levels as U.S. CDC guidelines allow.

Customers

Blonder Tongue has a diverse customer base, which in 2021 consisted of approximately 113 active accounts. Approximately 58% and 37% of the Company’s revenues in 2021 and 2020, respectively, were derived from sales of products to the Company’s five largest customers. Stellar Private Cable, Advanced Media Technologies and North American Cable Equipment accounted for approximately 20%, 14% and 13%, respectively, of the Company’s revenues in 2021. No customers accounted for 10% or more of the Company’s revenues in 2020. None of these customers are obligated to purchase a material amount of products or to provide the Company with a material level of binding forecasts of product purchases for any future period. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period; however, the Company currently anticipates that the three customers mentioned above. will continue to account for a significant portion of the Company’s revenues in future periods. See disclosure below in “Risk Factors – Any substantial decrease in sales to our largest customers may adversely affect our results of operations or financial condition” for further details.

Since 2010, the Company has held multi-year contracts with key distributors in its Premier Distributor Program. Many of the Company’s smaller business customers, with whom the Company had formerly dealt on a direct basis, now purchase the Company’s products from our Premier Distributors.

In the Company’s direct sales to system integrators, the complement of our significant customers tends to vary over time as the most efficient and better financed integrators grow more rapidly than others. Any substantial decrease or delay in sales to one or more of the Company’s significant customers, the financial failure of any of these entities, or the Company’s inability to develop and maintain solid relationships with the integrators that may replace the present significant customers, would have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s revenues are derived primarily from customers in the continental United States; however, the Company also derives some revenues from customers in other geographical markets, primarily Canada and to a much more limited extent, in developing countries. Sales to customers outside of the United States represented approximately 4% and 3% of the Company’s revenues in 2021 and 2020, respectively. All of the Company’s transactions with customers located outside of the United States have historically been denominated in U.S. dollars. As such, the Company has had no foreign currency transactions from which it derives revenues. Transactions denominated in foreign currencies have certain inherent risks associated with them due to currency fluctuations. See “Risk Factors” below for more detail on the risks associated with foreign currency transactions.

Manufacturing and Suppliers

Blonder Tongue’s primary manufacturing operations are presently located at the Old Bridge, New Jersey Facility, which also serves as the Company’s headquarters. The Company has developed, implemented and maintains a Quality Management System, that has been certified as conforming to all requirements of the ISO 9001:2015 international standard. The Company recently completed an audit and renewed its ISO 9001:2015 certification in December 2021. The Company’s manufacturing operations are vertically integrated and consist principally of the programming, assembly, and testing of electronic assemblies built from fabricated parts, printed circuit boards and electronic devices and the fabrication from raw sheet metal, of chassis and cabinets for such assemblies. Management continues to implement improvements to the manufacturing process to increase production volume and reduce product cost, including logistics modifications on the factory floor to accommodate increasingly fine pitch surface mount electronic components. The Company is capable of manufacturing assemblies of 16-layer printed circuit boards with thousands of components, including placement of 0.030x0.030mil ball grid arrays and 0201 packaged sized components, utilizing its advanced state-of-the-art automatic placement equipment as well as automated optical inspection and testing systems. Investments by the Company in these advanced manufacturing technologies is consistent with and part of the Company’s strategy to provide its customers with high performance-to-cost ratio products. The Company also maintains engineering and technical support staff in Ohio, Ft. Wayne, Indiana, Florida and in the Atlanta, GA area.

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

Outside contractors supply standard components, printed circuit boards and electronic subassemblies to the Company’s specifications. The Company purchases electronic parts that it classifies into three groups: (i) products which do not have a unique source, (ii) products that have a limited number of suppliers and (iii) products which have a sole source. Products which do not have a unique source are generally available with limited supply disruptions. Products that are available from a limited number of suppliers may be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. Products which have a sole source are subject to longer term shortages and in some cases not available at all in the short term, with certain deliveries not expected until 2023. If the Company were to experience a temporary shortage of any given electronic part, the Company believes that alternative parts could be obtained, or system design changes implemented. There can be no assurances that obtaining alternative parts or system design changes can be done successfully or on a cost-effective basis. An inability to timely obtain sufficient quantities of certain of these components could have a material adverse effect on the Company’s operating results. The Company does not have an agreement with any sole source supplier requiring the supplier to sell a specified volume of components to the Company. See “Risk Factors” below for more detail on the risk associated with sole supplier products.

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

Competition

All aspects of the Company’s business are highly competitive. The Company competes with international, national, regional and local manufacturers and distributors, including companies larger than Blonder Tongue that have substantially greater resources. A small subset of manufacturers who are suppliers to the Company sell directly as well as through distributors into the franchise and private cable marketplaces. Because of the convergence of the cable, telecommunications and computer industries and rapid technological developments, new competitors may seek to enter the principal markets served by the Company. Many of these potential competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than Blonder Tongue. The Company expects that direct and indirect competition may increase in the future. Additional competition could result in price reductions, loss of market share and delays in the timing of customer orders. The principal methods of competition are product differentiation, product reputation, performance, quality, price, terms, service, technical support and administrative support. The Company is a major competitor in many of the markets that it serves and differentiates itself from other companies by consistently offering innovative products, providing excellent technical service support and delivering extremely high reliability products and high performance-to-cost ratio (high value) products.

Intellectual Property

The Company currently holds several United States and foreign patents, including certain technologies within the NXG platform and certain technologies within its DOCSIS data products. No other patents are considered material to the Company’s present operations, since they do not relate to high volume applications. Because of the rapidly evolving nature of the telecommunications and cable television industry, the Company believes that its market position as a technology supplier derives primarily from its ability to timely develop a consistent stream of new products that are designed to meet its customers’ needs and that have a high performance-to-cost ratio.

The Company owns a United States trademark registration for the word mark “Blonder Tongue®” and “Aircaster®” and also on a “BT®” logo. Drake owns a United States trademark registration for the word mark “DRAKE®”.

Since 2008, the Company has obtained and renewed licenses for a variety of technologies in concert with its digital encoder line of products. The licenses are from a number of companies including from Zenith, a subsidiary of LG Electronics (expires December 2022). These standard licenses are all non-exclusive and many require payment of royalties based upon the unit sales of the licensed products. With regard to the licenses expiring in 2022, the Company expects to renew these standard licenses on similar terms to those presently in force. For additional information regarding these licenses, see “Introduction” starting on page 1.

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

Environmental Regulations

The Company is subject to a variety of Federal, State and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals if and when used in its manufacturing processes. The Company did not incur in 2021 and does not anticipate incurring in 2022, material capital expenditures for compliance with Federal, State and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire May 31, 2022 and is automatically renewed upon payment of the annual fee. The Company intends to renew this permit.

Employees

As of February 28, 2022, the Company employed approximately 84 people, including 39 in manufacturing, 14 in research and development, 3 in quality assurance, 19 in sales and marketing, and 9 in a general and administrative capacity. Substantially all of these employees are full time employees. Twenty-one of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a labor agreement with the Company that is scheduled to expire in February 2023.

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

Approximately 58% and 37% of our revenues in 2021 and 2020, respectively, were derived from sales of products to the Company’s five largest customers. None of these customers are obligated to purchase a material amount of products or to provide the Company with a material level of binding forecasts of product purchases for any future period. Accordingly, there can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. In addition, while the COVID-19 outbreak has affected and is continuing to affect the operations of our suppliers, and of our customers and our sales to them, uncertainty as to the effects on the economy generally and our semiconductor suppliers and customers in particular makes it impossible for us to predict the short term and long term effects the COVID-19 outbreak and related developments will have on our customers and their ongoing businesses and how those effects may impact our sales to them.

With respect to our direct sales to system integrators, the complement of our significant customers tends to vary over time as the most efficient and better-financed integrators tend to grow more rapidly than others. Our success with those customers will depend in part on:

●	the viability of those customers;

●	our ability to identify those customers with the greatest growth and growth prospects; and

●	our ability to maintain our position in the overall marketplace by shifting our emphasis to such customers.

In addition, three of our customers accounted for approximately 62% and 39% of our outstanding trade accounts receivable at December 31, 2021 and 2020, respectively. Any substantial decrease or delay in sales to one or more of our significant customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us in a timely manner or at all, or our inability to develop solid relationships with integrators that may replace the present significant customers, could have a material adverse effect on our results of operations and financial condition. If the negative effects of the COVID-19 outbreak and related developments lead to financial difficulties or even the failure of one or more of our significant customers, or a combination of our smaller customers, our ability to collect payment in full and on a timely basis, or at all, may be adversely affected, and our working capital resources may be significantly diminished.

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

Our sales and profitability may suffer due to any substantial decrease or delay in capital spending by the telecommunications and cable infrastructure operators that we serve, as well as in the MDU, assisted living, lodging and institutional cable or telecommunications markets.

The vast majority of our revenues in 2021 and 2020 came from sales of our products for use by fiber, telco and cable infrastructure operators. Demand for our products depends to a large extent upon capital spending by telcos, cable operators and other entities on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including:

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

Financial Risks

Our audited consolidated financial statements for the year ended December 31, 2021 included herein contain a “going concern” explanatory paragraph, expressing substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2021, we experienced a decline in net sales, a loss from operations and a significant amount of cash used in operating activities, which was funded in large part from the proceeds we received from sales of our common stock and the proceeds from the Subordinated Loan Facility. Our ability to continue as a going concern is dependent upon our becoming profitable in the future and having access to sufficient capital to execute our business plan and to meet our payment obligations on our debt financing arrangements and other financial obligations when they become due. We recently have been successful in obtaining additional capital through our Subordinated Loan Facility and the issuance of shares of our common stock. Although we believe that improvements in our sales and efforts to reduce expenses will increase the possibility that we will become profitable, and we have recently obtained the additional Subordinated Loan Facility and equity financing, we cannot provide any assurances that we will be successful in improving our performance, that the additional financing obtained to date will be sufficient, or that we will be successful in securing additional financing on reasonable terms, or at all. These factors, and possibly others, raise substantial doubt regarding our ability to continue as a going concern. Our audited consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. As a result, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors and potentially be available for distribution to stockholders in the event of liquidation.

The terms of our credit facility with MidCap Business Credit may restrict our current and future operating and financial flexibility and could adversely affect our financial and operational results.

On October 25, 2019, the Company, entered into a new credit facility with MidCap Business Credit (“MidCap”), which was amended on April 7, 2020, January 8, 2021, June 14, 2021, July 30, 2021, August 26, 2021, December 16, 2021 and February 11, 2022. The Loan and Security Agreement between the Company and MidCap, as amended (the “MidCap Agreement”) includes a number of covenants that, among other things, may restrict our ability to:

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

There is currently significant uncertainty about the future relationship between the United States and China with respect to trade policies and tariffs. We source a variety of finished products and component parts from China. Although we currently believe that most of those products are not subject to tariffs, we cannot assure you that governmental authorities will agree with that position or that future actions may not be taken by the United States or China to impose tariffs on those products and components or otherwise affect our ability to source those products and components, which could have an adverse effect on our future operations. In addition, certain of the products we obtain from China are currently subject to tariffs. Although we do not expect that the currently-applicable tariffs will have an adverse effect on our results of operations, we have raised prices on certain products to attempt to offset the effect of those tariffs, and we are also considering alternative sources of supply from manufacturers in other countries and moving certain manufacturing activities to our Old Bridge New Jersey Facility as additional ways to mitigate the effect of those tariffs. If our expectations regarding the effect of the currently applicable tariffs prove to be incorrect and we are unable to offset or mitigate the effects of those tariffs, our future operating results may be adversely affected.

Operational Risks

Our financial condition and results of operations have been and may continue to be adversely affected by health events such as the recent Coronavirus or COVID-19 outbreak.

Our business has been materially and adversely affected by the outbreak of the Coronavirus or COVID-19 and may in the future be materially and adversely affected by other epidemics and pandemic outbreaks. COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries, including the United States, and has impacted and continues to impact domestic and worldwide economic activity. A public health epidemic or pandemic, including COVID-19, poses the risk that the Company or its employees, customers, suppliers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Since being declared a “pandemic”, COVID-19 has interfered with our ability to meet with certain customers, has impacted and may continue to impact many of our customers and has disrupted and may continue to disrupt global supply chains. There are developments regarding the COVID-19 outbreak on a daily basis that may impact our customers, employees and business partners. As a result, it is not possible at this time to estimate the duration or the scope of the impact COVID-19 could have on the Company’s business. However, the continued spread of COVID-19 and actions taken by our customers, suppliers and business partners, actions we take to protect the health and welfare of our employees, and measures taken by governmental authorities in response to COVID-19 could disrupt our manufacturing activities, the shipment of our products, the supply chain and purchasing decisions of our customers. The Company experienced a significant reduction in sales as a result of the decreased business activities of our customers related to the COVID-19 outbreak, and although we have experienced some increases in customer orders of our products, it remains unclear when or whether our customers will resume their activities at a level where our sales to them will return to historical levels. In addition, disruption of the global supply chain has had and continues to have an adverse impact on our ability to meet the demands or our customers, and it is unclear when these supply chains issues will be resolved. These uncertainties may have a material adverse impact on our business.

An inability to reduce expenses or increase revenues may cause continued net losses.

We have had losses each year since 2010, with small net earnings of $84,000 for the year ended December 31, 2021. While management believes its ongoing efforts to increase revenues should, and its ongoing efforts and demonstrated progress in reducing expenses may create future profitability, there can be no assurance that these actions will be successful. Failure to increase revenues or ability to maintain or reduce expense levels could have a material adverse effect on our results of operations and financial condition. In addition, in order to address issues relating to our reduced sales and recent impacts in the predictability of global semiconductor supply chain as a result of the COVID-19 pandemic, we have implemented operating expense cost reductions and may need to implement additional cost reductions in the near term. If necessary additional reductions cannot be implemented in a timely manner or prove to be insufficient in offsetting or significantly mitigating reduced revenues, our ability to continue to operate as a going concern may be materially adversely affected.

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

We purchase several products from sole suppliers for which alternative sources are not available. Our results of operations and financial condition could be materially adversely affected by:

●	an inability to obtain sufficient quantities of these components;

●	an inability to obtain sufficient quantities of these components within specific timeframes;

●	our receipt of a significant number of defective components;

●	an increase in component prices; or

●	our inability to obtain lower component prices in response to competitive pressures on the pricing of our products.

In addition, the COVID-19 pandemic has affected the supply chain for many types of products and materials, particularly those being manufactured in China, Taiwan, Singapore, Malaysia, Japan, and other countries where the outbreak has resulted in significant disruptions to ongoing business activities. Beginning in the second quarter of 2021 and continuing into the first quarter of 2022, the Company has experienced material disruption in our supply chain as it relates to the procurement of certain sole source and other multiple source components utilized in a material portion of a number of the Company’s product lines. We believe this disruption may continue beyond 2022. If these or any similar types of supply disruptions continue, it is possible that we will be unable to complete sales of any affected products to our customers on requested schedules.

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

In addition, because the Company incurs certain expenses denominated in Renminbi (“RMB”) rather than U.S. Dollars in connection with contract manufacturing activities in the PRC, we may experience increased costs related to fluctuation in foreign currency exchange rates. Although these countries have modern industrial economies, their potential economic, political, legal and labor developments could entail uncertainties and risks. In the event of any changes that adversely affect our ability to manufacture in the PRC, South Korea and/or Taiwan, our business could suffer.

Shifting our operations between regions may entail considerable expense.

Over time we may shift additional portions of our manufacturing operations to outside third-party suppliers both within the US, North America, Europe, and/or Asian territories in order to maximize manufacturing and operational efficiency. This could result in reducing our domestic operations in the future, which in turn could entail significant one-time earnings charges to account for severance, equipment write-offs or write downs and moving expenses.

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

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. We do not anticipate material capital expenditures during 2022 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

Our business and earnings are affected by general business, economic and financial markets conditions in the United States and elsewhere. We continue to operate in a challenging and uncertain economic environment, which has been exacerbated by the COVID-19 outbreak and related events. Any return to recessionary conditions or prolonged stagnant or deteriorating economic conditions, whether related to the COVID-19 outbreak or otherwise, could significantly affect the markets in which we do business, the demand for our products, the ability of our customers to make payments to us in a timely fashion or at all, our ability and the ability of our customers to obtain adequate financing to maintain operations and other potential events that could have a material adverse effect on our business, financial condition and results of operations. Moreover, our stock price could remain depressed or decrease if investors have concerns that our business, financial condition or results of operations will be negatively impacted by a worldwide economic downturn. Other uncertainties, including the potential effect of United States’ tariffs on imported steel and aluminum, which are important materials for the production of many of our products, could also have a material adverse effect on our business, financial condition and results of operations. Additionally, beginning in early 2022 our business began to experience inflationary price increases in certain of our components. Although to date we have been successful in passing on these increases to our customers, there can be no assurances that we will continue to be able to do so. The inability to pass on these or future component cost increases could have material adverse effect on our business, financial condition and results of operations.

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

Over the past two years we have issued a substantial number of shares of common stock and other securities convertible into, or exercisable for, a substantial number of additional shares of common stock. Although we cannot predict whether the holders of our securities that are convertible into, or exercisable for, shares of our common stock will convert and/or exercise those securities, or in what amounts, the actual or anticipated issuances or sales of substantial amounts of our common stock in the future could cause the value of our common stock to decline and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest and voting power held by stockholders prior to such issuance. We have also entered arrangements with certain of our officers and our directors pursuant to which they have agreed to receive shares of our common stock in the future in lieu of current cash compensation. Although those arrangements help the Company preserve cash for operations, the issuances of the shares to those officers and directors also will have the effect of diluting the percentage ownership interest and voting power held by stockholders prior to such issuances.

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

Although our common stock is currently traded on the NYSE American, it may at times be relatively illiquid, or “thinly traded,” which can increase share price volatility and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Investors may be unable to buy or sell a certain quantity of our shares in the public market within one or more trading days. If limited trading in our stock occurs, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices.

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

Our directors and officers beneficially own, or have the right to vote, in the aggregate, approximately 42% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors. In addition, certain of our directors and officers will have the right to acquire additional shares of our common stock upon exercise of conversion rights with respect to certain indebtedness that acquire additional shares of common stock upon exercise of conversion rights with respect to certain indebtedness that they hold. See Note 6—Subordinated Convertible Debt with Related Parties in the Notes to our Consolidated Financial Statements.

Our common stock has experienced and may continue to experience price and volume fluctuations, which could cause you to lose a significant portion of your investment.

Stock markets are subject to significant price and volume fluctuations that may be unrelated to the operating performance of particular companies, and accordingly the market price of our common stock may frequently and meaningfully change. The market prices and trading volume of our common stock have recently experienced, and may continue to experience, significant fluctuations, which could cause purchasers of our common stock to incur substantial losses. For example, during 2021 and through March 18, 2022, the closing market price of our common stock has fluctuated from a low of $0.41 per share on February 24, 2022 to a high of $2.22 on February 9, 2021, with an intraday high of $2.33 per share on February 1, 2021 and an intraday low of $0.40 per share on February 24, 2022. The last reported sale price of our common stock on the NYSE American on March 18, 2022 was $0.64 per share. The daily trading volume in shares of our common stock has also experienced significant fluctuation. During 2021, through March 18, 2022, daily trading volume ranged from approximately 2,300 shares to 25,998,623 shares. We have not had any recent change in our financial condition or results of operations that we believe are consistent with recent fluctuations in our stock price or trading volume. Although we believe that the recent fluctuations in our stock price and trading volume reflect market and trading dynamics that appear to be unrelated to our underlying business, or to macro or industry fundamentals, we cannot be certain of the reasons for these fluctuations, nor can we predict how long these dynamics will last. These factors heighten the risk of an investment in our common stock, and the timing of your purchase of our common stock relative to fluctuations in its trading price may result in you losing all or a significant portion of your investment.

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

On December 10, 2021, the Company received written notification from NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist the common stock of the Company from the exchange. NYSE Regulation staff has determined that the Company is no longer suitable for listing pursuant to Section 1009(a) of the NYSE American Company Guide (the “Company Guide”) as the Company was unable to demonstrate that it had regained compliance with Sections 1003(a)(i), (ii) and (iii) of the Company Guide by the end of the maximum 18-month compliance plan period, which expired on December 10, 2021. We have appealed this determination; however, we cannot provide you with any assurances that we will be able to complete the necessary actions that would allow us to meet the stockholders’ equity requirements in a timely manner or at all or that our appeal will be successful and that our common stock will remain listed and traded on NYSE American. We have been advised that our common stock will continue to trade on NYSE American during the pendency of our appeal; however, NYSE American has discretion to suspend trading in our common stock at any time if it believes suspension to be in the public interest. In addition, the Company may determine that it is not advisable to continue its appeal or maintain the listing of the common stock on NYSE American either before or following the completion of the appeal process.

If NYSE American delists our common stock from trading on the exchange or if we determine that it is not advisable to continue the appeal or maintain the listing of the common stock on NYSE American, we do not currently expect to attempt to have our common stock listed on another national securities exchange. In that event, we expect our common stock would qualify to be quoted on an over-the-counter market. If this were to occur, we could experience a number of adverse consequences, including:

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

The Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of approximately $899,000 in 2022, with the amount of the base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent.

The Company leases an engineering facility consisting of one building totaling approximately 1,141 square feet in Fort Wayne, Indiana. The lease for this facility expires in May, 2022. The Company may extend the lease, find alternative space or let the lease expire. The total lease obligation for the Fort Wayne, Indiana facility will be approximately $5,000 during 2022.

Management believes that these facilities are adequate to support the Company’s anticipated needs in 2022.

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

As of March 18, 2022, the Company had 61 holders of record of the common stock. Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

Share Repurchases

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300,000 of its outstanding common stock (the “2002 Program”). On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100,000 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2021, the Company can purchase up to $72,000 of its common stock under the 2002 Program and up to 100,000 shares of its common stock under the 2007 Program. While the Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program, no such purchases are currently anticipated. The MidCap Agreement currently prohibits the Company from repurchasing shares of its common stock, whether under the 2002 Program and the 2007 Program or otherwise. During 2021 and 2020, the Company did not purchase any of its common stock under the 2002 Program or the 2007 Program.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Today, the Company is a technology-development and manufacturing company that delivers a wide range of products and services to the telecommunications, cable entertainment and media industry. For 70 years, Blonder Tongue/Drake products have been deployed in a long list of locations, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses. These applications are variously described as small and medium sized businesses in commercial, institutional or enterprise environments, and will be referred to herein collectively as “SMB”. The customers we serve include business entities installing private video and data networks in these environments, whether they are the largest cable television operators, telco or satellite providers, integrators, architects, engineers or the next generation of Internet Protocol Television (“IPTV”) streaming video providers. The technology requirements of these markets change rapidly, and the Company’s research and development team is continually delivering high performance-lower cost solutions to meet customers’ needs.

The Company’s strategy is focused on providing a wide range of products to meet the needs of the SMB environments described above, including lodging/hospitality, multi-dwelling units/apartments, broadcast studios/networks, universities/schools, healthcare/hospitals, fitness centers, government facilities/offices, prisons, airports, sports stadiums/arenas, entertainment venues/casinos, retail stores, and small-medium businesses, and to provide offerings that are optimized for an operator’s existing infrastructure, as well as the operator’s future strategy. A key component of this growth strategy is to provide products that deliver the latest technologies (such as IPTV and digital 4K, UHD, HD and SD video content) and have a high performance-to-cost ratio.

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The products sold in 2019 comprise primarily Android-based IPTV set top boxes to the Tier 2 and Tier 3 cable and telecommunications service providers. Although this strategic initiative was designed to secure an in-home position with the Company’s product offerings, and direct relationships with a wide range of service providers, and increase sales of the Company’s Telecom and SMB products by the BT Premier Distributors to those same service providers, it was decided in 2021, to de-emphasize this strategy due to the low gross margin of this initiative and global semiconductor supply chain limitations. The CPE Product initiative achieved sales to over 75 different telco, municipal fiber and cable operators and accounted for approximately 7% and 25% of the Company’s 2021 and 2020 revenues, respectively, although its contribution to net income has not had a material impact on the Company’s performance.

Like many businesses throughout the United States and the world, the Company has been affected by the COVID-19 pandemic. Because there are daily, weekly and monthly developments regarding the outbreak, we are continually assessing the current and anticipated future effects on our business, including how these developments are impacting or may impact our customers, employees and business partners. In our core SMB business, we have experienced a noticeable decline in sales. From March 2020 through Q3 of 2021 many of our customers significantly reduced their business operations. In our CPE business we have experienced a more substantial reduction in sales, again as a result of our customers’ significant decrease in their business activities coupled with expected supply chain constraints. During and since Q3 2021, the Company has seen our customers, in general, begin to recover their business operations at the same time as the Company began to see global disruptions in semiconductor supply chain, which is a major raw material component of the products the Company designs, manufactures and sells. With uncertainties surrounding the extent to which the COVID-19 outbreak will affect the economy generally, and our customers and business partners in particular, it is impossible for us to predict when conditions will improve to the point that we can reasonably forecast when our sales and product shipments might return to historical levels. Since 2019, we have taken steps to reduce and are currently taking additional steps to significantly reduce our expenses, including adjustments in our staffing (in the form of furloughs) and reductions in manufacturing activities, which we believe will improve our ability to continue our operations at current levels and meet our obligations to our customers.

The Company’s manufacturing is allocated primarily between its facility in Old Bridge, New Jersey (“Old Bridge Facility”) and key contract manufacturing located in the People’s Republic of China (“PRC”) as well as South Korea, Taiwan and Ohio. The Company currently manufactures most of its digital products, including the NXG product line and latest encoder, transcoder and EdgeQAM collections at the Old Bridge Facility. Since 2007 the Company has transitioned and continues to manufacture certain high-volume, labor intensive products, including many of the Company’s analog and other products, in the PRC, pursuant to manufacturing agreements that govern the production of products that may from time to time be the subject of purchase orders submitted by (and in the discretion of) the Company. Although the Company does not currently anticipate the transfer of any additional products to the PRC or other countries for manufacture, the Company may do so if business and market conditions make it advantageous to do so. Manufacturing products both at the Company’s Old Bridge Facility as well as in the PRC, South Korea, Taiwan and Ohio enables the Company to realize cost reductions while maintaining a competitive position and time-to-market advantage.

Results of Operations

For the year ended December 31, 2021 compared with year ended December 31, 2020, discussion is included below.

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales.

	Year Ended December 31,
	2021	2020
Net sales	100.0%	100.0%
Costs of goods sold	62.8	81.6
Gross profit	37.2	18.4
Selling expenses	15.6	15.0
General and administrative expenses	23.9	31.4
Research and development expenses	16.5	15.4
Loss from operations	(18.8)	(43.4)
Gain on debt forgiveness	11.2	-
Other income	11.5	-
Interest expense, net	3.3	2.1
Earnings (loss) before income taxes	0.6	(45.5)
Provision for income taxes	0.1	0.1
Net earnings (loss)	0.5	(45.6)

2021 Compared with 2020

Net Sales. Net sales decreased $625,000 or 3.8% to $15,754,000 in 2021 from $16,379,000 in 2020. The decrease was primarily attributable to a decrease in sales of CPE products, DOCSIS data products, analog modulation products and coax distribution products, offset in part by an increase in encoder/decoder products and NXG products. Sales of CPE products were $1,120,000 and $4,165,000, DOCSIS data products were $755,000 and $2,184,000, analog modulation products were $790,000 and $1,274,000, coax distribution products were $1,266,000 and $1,603,000, encoders/transcoders products were $7,863,000 and $4,245,000 and NXG products were $1,924,000 and $705,000 in 2021 and 2020, respectively. The Company experienced a reduction in CPE products during 2021 due to the deemphasis of this product line, which the Company expects to continue into 2022. The Company experienced a reduction in DOCSIS data products due to reduced demand caused by the pandemic as these products are used primarily in the hospitality and assisted-living environments. The Company expects sales of these products may return to 2020 sales levels during 2022. The Company experienced a reduction in analog modulation products due to the continued market shifting away from analog modulation solutions. The Company experienced a reduction in coax distribution products due to the reduced demand for legacy products. The Company expects the sales of the analog modulation and coax distribution products to continue to decline in 2022. The Company experienced an increase in encoder/decoder products and NXG IP video signal processing products as these product lines represent newer products and newer technologies with higher demand from customers. The Company expects sales of these product lines to remain at these levels or increase in 2022. Although the Company does not expect overall sales to return to pre pandemic levels during 2022, the Company does expect overall sales to be higher during 2022, due to approximately $10,240,000 of sales backlog at December 31, 2021.

Cost of Goods Sold. Cost of goods sold decreased to $9,896,000 in 2021 from $13,361,000 in 2020 and decreased as a percentage of sales to 62.8% from 81.6%. The dollar decrease and the decrease as a percentage of sales was primarily attributable to reduced overhead costs. The reduced overhead costs were part of the Company’s cost reduction initiative. The Company expects cost of goods sold as a percentage of sales to remain at this level during 2022 due to product mix since both encoder/decoder and NXG sales have substantially lower and CPE have substantially higher costs as a percentage of sales.

Selling Expenses. Selling expenses increased to $2,459,000 in 2021 from $2,458,000 in 2020 and increased as a percentage of sales to 15.6% for 2021 from 15.0% for 2020. This $1,000 increase was primarily attributable to an increase in consulting expenses of $59,000, offset by a decrease in department supplies of $56,000 due to a decrease in products lent to customers for evaluation purposes. The decrease as a percentage of sales was primarily attributable to the sales decrease.

General and Administrative Expenses. General and administrative expenses decreased to $3,767,000 in 2021 from $5,150,000 in 2020 and decreased as a percentage of sales to 23.9% for 2021 from 31.4% in 2020. This $1,383,000 decrease was primarily the result of a decrease in professional fees of $530,000, a decrease in bad debt expense of $283,000, a decrease in computer expense of $312,000, and a decrease in salaries and fringe benefits of $156,000 due to a combination of salary and headcount reductions. The decrease as a percentage of sales was attributable to the overall decrease.

Research and Development Expense. Research and development expenses increased to $2,592,000 in 2021 from $2,524,000 in 2020 and increased as a percentage of sales to 16.5% in 2021 from 15.4% in 2020. This $68,000 increase was primarily attributable to an increase in salaries and fringe benefits of $79,000 due to an increase in head count. The increase as a percentage of sales was attributable to the overall decrease in net sales.

Operating loss. Operating loss of $2,960,000 for 2021 represents an improvement from the operating loss of $7,114,000 in 2020. Operating loss as a percentage of sales decreased to 18.8% in 2021 from 43.4% in 2020 for the reasons discussed above.

Gain on debt forgiveness. Gain on debt forgiveness was $1,769,000 in 2021 versus zero in 2020. The gain was due to the forgiveness of the PPP loan.

Other income. Other income increased to $1,804,000 in the 2021 from zero in the 2020. The increase was the result of the accrual of the payroll tax credit through the Employee Retention Tax Credit for the first, second and third quarters of 2021. At December 31, 2021, the Company is still owed $517,000 in ERTC funds which it expects to receive during the second quarter of 2022.

Interest expense net. Interest expense, net increased to $514,000 in 2021 from $345,000 in 2020. The increase was primarily the result of higher average borrowings, including an increase of $86,000 of PIK interest and $108,000 of amortization of the debt discount related to the Subordinated Loan Facility described below in Liquidity and Capital Resources.

Income Taxes. The provision for income taxes was $15,000 in both 2021 and 2020, respectively. The Company records a full valuation allowance for net deferred tax assets that are no longer considered to be realizable. The significant negative evidence supporting the full valuation allowance includes an operating loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2021, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Inflation and Seasonality

Inflation and seasonality have not previously had a material impact on the results of operations of the Company. However, beginning in early 2022, the Company began to experience inflationary pressures related to the procurement of certain products used in its manufacturing process and expects these pressures to continue at least through the remainder of 2022. To date we have been successful in passing on cost increases to our customers and will continue to attempt to pass on increases to customers. However, there can be no assurances that the Company will continue to be able to do so. Fourth quarter sales in 2021 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

The Company’s working capital was $1,618,000 and $570,000 at December 31, 2021 and 2020, respectively.

The Company’s net cash used in operating activities for the year ended December 31, 2021 was $1,167,000, primarily due to an increase in inventories of $791,000, a decrease in lease liability of $787,000, an increase in prepaid and other current assets of $554,000 offset by an increase in accounts payable accrued expenses and accrued compensation of $456,000 and non-cash adjustments used in operating activities of $416,000, compared to net cash used in operating activities for the year ended December 31, 2020 of $3,212,000, primarily due to the net loss of $7,474,000 and a decrease in accounts payable, accrued expenses and accrued compensation of $2,333,000, offset by a decrease in inventories of $4,421,000.

Cash used in investing activities for the year ended December 31, 2021 was $86,000, which was attributable primarily to capital expenditures of $31,000 and the acquisition of licenses of $55,000. Cash used in investing activities for the year ended December 31, 2020 was $191,000, which was attributable primarily to capital expenditures of $165,000 and the acquisition of licenses of $26,000.

Cash provided by financing activities was $1,458,000 for the year ended December 31, 2021, comprised primarily of borrowings under the subordinated convertible debt facility of $700,000, net borrowings of line of credit of $255,000, the net proceeds of stock issuances of $492,000, the proceeds of the exercise of stock options of $11,000 and the proceeds of the exercise of stock warrants of $61,000 offset by repayments of debt of $61,000. Cash provided by financing activities was $2,900,000 for the year ended December 31, 2020, comprised primarily of borrowings of long-term debt of $1,769,000, borrowings from the Subordinated Loan Facility of $900,000, net proceeds from the private placement of common stock of $812,000 and proceeds from the exercise of stock options of $13,000, offset by net repayments on the line of credit of $560,000 and repayments of debt of $34,000.

For a full description of the Company’s senior secured indebtedness under the MidCap Facility and its effect upon the Company’s consolidated financial position and results of operations, see Note 5 – Debt of the Notes to Consolidated Financial Statements.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility and cash generated from sales of its common stock, as well as funds made available to the Company through participation in several federal government financial assistance programs implemented pursuant to the Coronavirus Aid, Relief, and Economic Security Act, including the Paycheck Protection Program and the Employee Retention Tax Credit. On a going-forward basis, the Company expects its primary sources of liquidity will be its existing cash balances, cash generated from operations and amounts available under the MidCap Facility. The Company also may seek to raise additional capital through the issuance of shares of common stock or other securities convertible into, or exercisable for, shares of common stock, although the Company cannot provide any assurances that this type of additional financing will be available on reasonable terms, or at all. The Company had approximately $92,000 and approximately $144,000 availability for borrowing under the MidCap Facility, as of December 31, 2021 and March 18, 2022, respectively.

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

The Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company was obligated to pay base rent of approximately $837,000 for the first year of the Lease, with the amount of the base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. Without regard to any reduction in the Company’s lease expense derived from its sublease to a third party of the Sublease Space (defined below), for the first year of the Lease, the base rent of approximately $837,000.00 would offset, in part, the anticipated annualized saving of interest and depreciation expense of approximately $469,000 and the cash debt service of approximately $562,000. The Lease further provides for an initial security deposit in an amount equal to eight months of base rent, which could be reduced to not lower than three months of base rent, upon certain benchmarks being met during the Lease term. It was determined in the first quarter 2020 that the applicable benchmark relevant to the six-month period ended August 1, 2019 was met and as a result the landlord released a portion of the security deposit equal to one month’s base rent to the Company, leaving an aggregate security deposit held by the landlord, in an amount equal to seven months of base rent. Subsequently, the Company determined in the third quarter 2020 that the applicable benchmark relevant to the six-month period ended August 1, 2020 was met and as a result, the Company notified the landlord in writing that it would offset rent otherwise due on August 1, 2020 against the reimbursement of a portion of the security deposit equal to one month’s base rent, leaving an aggregate security deposit held by the landlord, in an amount equal to six months of base rent. The landlord expressed its disagreement with the Company’s interpretation of the lease and requested the provision of financial information to support the Company’s contention or in the alternative payment of the offset amount. Subsequently, no further actions or communications regarding the offset were made by the landlord and the Company thereafter, beginning with September 2020, resumed timely payments of its rental obligations under the Lease. In early 2021, the Company undertook an analysis of the common area maintenance charges being assessed under the Lease in an effort to reconcile those payments with the specific terms of the Lease. The Lease provides that this reconciliation is to be accomplished by the landlord annually, however this has not occurred. The Company’s analysis indicates that it may have been overcharged for common area maintenance expenses since the inception of the Lease and submitted supporting data to the landlord, requesting that the landlord review the submission against its records. The Company has also requested that the landlord release from escrow and return to the Company, the unexpended balance of the Repair Escrow. The landlord and the Company anticipated resolving the reconciliation of the common area maintenance charges and Repair Escrow release request during the month of February 2021 and with the prior oral approval of the landlord, the Company refrained from paying February 2021 rent, expecting that the reconciliation would be completed prior to the end of that month. Inasmuch as the disputed amounts, in the opinion of the Company, exceed three months’ rent and common area maintenance expenses, the Company refrained from the payment of base rent and common area maintenance charges for the months of February 2021 and March 2021, it being the expectation of the parties that these amounts will be credited against the amount finally determined to be reimbursed to the Company. Without prejudice to the Company’s positions regarding these matters, and without creating any inference that the Company agrees with any of the landlord’s claims or waiving any rights available to the Company under the Lease or otherwise, on May 5, 2021, the Company made payment to the landlord of $139,550.62, representing all amounts that the landlord then claimed were due. Notwithstanding the continuing disagreements with the landlord’s monthly payment demands, the Company is meeting these demands on a current basis, but continues to reserve its rights regarding the same. The Company has not recently held discussions with the landlord regarding the foregoing areas of disagreement, however its position regarding amounts due back to the Company has not changed. At the appropriate time, the Company anticipates engaging in further discussion of these matters with the landlord in an attempt to negotiate a resolution of these disagreements. The Company, however, cannot assure you that these matters will be resolved in a manner that is favorable to the Company or that litigation might not result if a negotiated resolution not forthcoming.

The landlord may, once during the lease term or any renewal thereof, require the Company to relocate to another facility made available by the landlord that meets the Company’s specifications for a replacement facility within a defined geographical area, by providing notice which confirms that all of the Company’s specifications for a replacement facility will be met, that all costs relating to such relocation will be paid by the landlord, and that security for the repayment of those relocation costs has been established. The Company will also be provided a six-month overlap period (the “Overlap Period”) during which the Company may operate in the Old Bridge Facility with rent therein being abated, but with rent being paid at the replacement facility, to mitigate interruptions of the Company’s on-going business while the move occurs. If the Company declines to be relocated to the facility proposed by the landlord, the Lease will terminate 18 months from the date of the landlord’s notice, but the Company will continue to be entitled to receive the same benefits in terms of reimbursement of its relocation costs and an Overlap Period during which no rent will be due at the Old Bridge Facility, while the Company moves its operations to an alternative facility that it has identified.

On December 31, 2019, the Company entered into a two-year sublease to a third party for 32,500 square feet of the Old Bridge Facility (the “Sublease Space”) which commenced on March 1, 2020, the rental proceeds from which inure to the benefit of the Company. The sublease also provides for a one-year renewal option, which was exercised in January 2022. The sublease provides rental income approximately $284,000 in the first year, approximately $293,000 in the second year and approximately $301,000 in the third year of the sublease.

In connection with the fulfillment of certain of the Company’s purchase orders, the Company was financing expediting fees charged in connection with the purchase orders by delivering a promissory note (the “Note”) to the supplier of the goods, in the principal amount of approximately $630,000. The Note was unsecured and has an interest rate of 12% per annum. The Company was obligated to repay the principal balance of the note beginning in September 2021 and continuing thereafter for an additional five consecutive monthly installments on the 15th day of each successive calendar month, as follows: September 2021, $100,000, October 2021, $100,000, November 2021, $100,000, December 2021, $100,000, January 2022, $100,000 and February 2022, $140,000. Accrued interest was paid concurrently with each principal installment. The note was satisfied in March 2022.

During 2021, the Company continued to experience a decline in sales, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. These factors raised substantial doubt about the Company’s ability to continue as a going concern. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. During the first quarter of 2022, the Company continued to experience a decline in sales and a loss from operations in connection with the liquidity constraints described above which is expected to continue during 2022.

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

Beginning in the middle of 2019, the Company experienced a significant decline in its net sales of core or legacy products, which while not recovering to historical norms, stabilized during the early part of the first quarter of 2020. Beginning in February 2020, however, as the prospects of an ever-worsening outbreak of COVID-19 took hold, the Company began to experience adverse impacts to revenues across all of its product lines. Sales of the Company’s products did not return to historical norms during 2021. The Company still does not anticipate that sales will recover to historical norms during 2022, due primarily to supply chain shortages related to COVID-19 impacting the Company’s ability to source raw materials used in the manufacturing process. In light of these developments and as detailed below, the Company has taken significant steps during the past year, implemented in several phases, in order to manage operations through what has been a period of diminished sales levels.

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

On June 22, 2021, the Company applied to the SBA for full forgiveness of the PPP Loan. On June 30, 2021, the Company received notification that the forgiveness was granted. The Company recorded the $1,769,000 forgiveness as a gain on debt forgiveness during the year ended December 31, 2021.

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

On January 21, 2022, one of the Tranche A Parties submitted an irrevocable notice of conversion under the Tranche A Loans. As a result, $50,000 of original principal and $12,000 of PIK interest outstanding under the Tranche A Loans were converted into 104,399 shares of Company common stock in complete satisfaction of their indebtedness.

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

For the year ended December 31, 2021, the Company accrued payroll tax credits of $1,804,000 through the Employee Retention Tax Credit program (“ERTC”). The amount was recorded as other income and included in prepaid and other current assets as of the applicable quarter end date. The Company received $577,000 of the first quarter of 2021 ERTC in April, $115,000 towards Q2 in July, $181,000 towards Q3 in August, $219,000 towards Q3 in October and $195,000 towards Q3 in November. The ERTC was initially established as part of the CARES Act of 2020 and subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021. The CAA and ARPA amendments to the ERTC program provide eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through September 30, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000, so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files the applicable quarterly tax filings on Form 941. At December 31, 2021, the Company is still owed $517,000 in ERTC funds which it expects to receive during the second quarter of 2022.

In other efforts to alleviate the liquidity pressures and reposition the Company to generate positive cash flow at a lower level of net sales, since August 2019, the Company has implemented a multi-phase cost-reduction program which reduced cash expenses during 2019 by approximately $200,000 per month and which provided annualized cash savings of approximately $2,400,000 during 2020, with another reduction in 2021 of approximately $110,000 per month and which provided annualized savings of approximately $1,314,000 compared to the Company’s costs as they existed prior to the commencement of the cost reduction program. Although the Company believes it has made and will continue to make progress under these programs and the funding provided under the Subordinated Loan Agreement and available as a result of the release of the availability block under the MidCap Facility, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that our planned improvements will be successful.

In addition, the COVID-19 outbreak has affected the supply chain for many types of products and materials, particularly those being manufactured in China and other countries where the outbreak has resulted in significant disruptions to ongoing business activities. Beginning in the second quarter of 2021 and continuing into the first quarter of 2022, we experienced a material disruption in our supply chain as it relates to the procurement of certain sole source and other multiple source components utilized in a material portion of several product lines. We believe this disruption may continue beyond 2022. If these or any similar types of supply disruptions continue, it is possible that we will be unable to complete sales of any affected products to our customers on requested schedules.

The Company has reacted to these unprecedented circumstances, as many enterprises have had to do over the course of the pandemic, with a range of actions designed to compensate for anticipated temporary revenue shortfalls, manage the Company’s working capital and minimize the overall financial impact of this disruption, including implementation of exceptional short-term operating expense reductions, such as temporary manufacturing shut-downs and employee furloughs.

The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $31,000 and $165,000 in the years ended December 31, 2021 and 2020, respectively. The Company expects to use cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

Critical Accounting Estimates

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required. You should also review Note 1 — Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements for further discussion of significant accounting policies.

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

Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2021 and 2020, respectively.

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

Recent Accounting Pronouncements

See Note 1 — Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements.

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

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2021.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2021 the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about the Company’s directors and executive officers is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2022 Annual Meeting of Stockholders. The information about the Company’s Audit Committee (excluding the Audit Committee Report) and the Audit Committee’s “audit committee financial expert,” is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2022 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2022 Annual Meeting of Stockholders.

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

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2022 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2022 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2022 Annual Meeting of Stockholders. Information about the independence of each director or nominee for director of the Company during 2021 is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2022 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accounting Firm” and “Pre-Approval Policy for Services by Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2022 Annual Meeting of Stockholders.

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

Incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.33	Continuing Guaranty of R. L. Drake Holdings, LLC, dated as of April 8, 2020, in favor of the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.34	Patent and Trademark Security Agreement dated as of April 8, 2020 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, and party identified therein as Agent.	Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.35*	Amendment No. 1 to Second Amended and Restated Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.36	First Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder, dated as of April 24, 2020 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 27, 2020.

10.37*	Form of Deferred Compensation Agreement for certain Executive Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed May 19, 2020.

10.38*	Form of Deferred Compensation Agreement for certain Executive Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 4, 2020.

10.39*	Second Amended and Restated Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 14, 2020.

10.40*	Amendment No. 1 Second Amended and Restated Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 14, 2020.

10.41*	Third Amended and Restated Director Stock Purchase Plan.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

10.42*	Amendment No. 1 to Third Amended and Restated Director Stock Purchase Plan.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

10.43*	Amendment No. 2 to 2016 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

10.44*	Amendment No. 3 to 2016 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

Exhibit No.	Description	Location
10.45	Second Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder, dated as of December 28, 2020 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 29, 2020.

10.46*	Deferred Compensation Agreement, Dated as of December 30, 2020.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 30, 2020.

10.47	Second Amendment to Loan Agreement, Dated as of January 8, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 11, 2021.

10.48	Third Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder, dated as of January 28, 2021 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021.

10.49*	Omnibus Amendment to Non-Qualified Stock Option Agreements.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 11, 2021.

10.50	Third Amendment to Loan Agreement, effective as of June 14, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2021.

10.51	Fourth Amendment to Loan Agreement, dated July 30, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 2, 2021.

10.52	Sales Agreement dated August 16, 2021, between Blonder Tongue Laboratories, Inc. and Roth Capital Partners, LLC.	Incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2021.

10.53	Stock Purchase Agreement dated as of August 23, 2021, between Blonder Tongue Laboratories, Inc. and Cavalry Fund I LP.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 23, 2021.

10.54	Fifth Amendment to Loan Agreement, dated August 26, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 30, 2021.

10.55**	Promissory Note dated August 24, 2021.	Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed August 30, 2021.

10.56	Stock Purchase Agreement dated as of November 15, 2021 between Blonder Tongue Laboratories, Inc. and Cavalry Fund I LP.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 11, 2021.

10.57*	Form of Deferred Compensation Agreement.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 14, 2021.

10.58	Sixth Amendment to Loan Agreement, dated December 16, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2021.

10.59	Seventh Amendment to Loan Agreement, dated February 11, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 15, 2022.

10.60	Eighth Amendment to Loan Agreement, dated March 3, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 4, 2022.

Exhibit No.	Description	Location
21	Subsidiaries of Blonder Tongue	Filed herewith.

23.1	Consent of Marcum LLP.	Filed herewith.

31.1	Certification of Edward R. Grauch pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	Filed herewith.

31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Indicates management contracts or compensation plans or arrangements.

**	Certain confidential information contained in this exhibit, market by brackets, has been omitted because the information (i) is not material and (ii) would be competitively harmful if disclosed.

(c)	Financial Statement Schedules:

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

None.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blonder Tongue Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company has incurred recurring losses from operations, use of cash in its operating activities and needs to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2022

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$274	$69
Accounts receivable, net of allowance for doubtful accounts of $240 and $275 as of December 31, 2021 and 2020, respectively	1,765	1,741
Inventories	4,854	4,063
Prepaid and other current assets	785	231
Total current assets	7,678	6,104
Property, plant and equipment, net	290	372
License agreements, net	7	10
Intangible assets, net	755	927
Goodwill	493	493
Right of use assets, net	1,984	2,468
Other assets, net	703	756
	$11,910	$11,130

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,400	$2,145
Current portion of long-term debt	71	28
Current portion of lease liability	826	794
Accounts payable	2,264	2,014
Accrued compensation	298	370
Accrued benefit pension liability	16	17
Income taxes payable	34	28
Other accrued expenses	151	138
Total current liabilities	6,060	5,534
Subordinated convertible debt with related parties	1,372	791
Lease liability, net of current portion	993	1,771
Long-term debt, net of current portion	200	1,797
Total liabilities	8,625	9,893

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding as of December 31, 2021 and 2020, respectively	-	-
Common stock, $.001 par value; authorized 25,000 shares, 13,011 and 11,558 shares issued and outstanding as of December 31, 2021 and 2020, respectively	13	12
Paid-in capital	31,513	29,571
Accumulated deficit	(27,310)	(27,394)
Accumulated other comprehensive loss	(931)	(952)
Total stockholders’ equity	3,285	1,237
	$11,910	$11,130

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years ended December 31
Statements of Operations	2021	2020
Net sales	$15,754	$16,379
Cost of goods sold	9,896	13,361
Gross profit	5,858	3,018
Operating expenses:
Selling expenses	2,459	2,458
General and administrative	3,767	5,150
Research and development	2,592	2,524
	8,818	10,132
Loss from operations	(2,960)	(7,114)
Gain on debt forgiveness	1,769	-
Other income	1,804	-
Interest expense, net	(514)	(345)
Earnings (loss) before income taxes	99	(7,459)
Provision for income taxes	15	15
Net earnings (loss)	$84	$(7,474)
Net earnings (loss) per share, basic	$0.01	$(0.76)
Net earnings (loss) per share, diluted	$0.02	$(0.76)
Weighted average shares outstanding, basic	12,151	9,898
Weighted average shares outstanding, diluted	15,450	9,898
Statements of Comprehensive Loss
Net earnings (loss)	$84	$(7,474)
Changes in accumulated unrealized pension losses, net of taxes	21	(67)
Comprehensive income (loss)	$105	$(7,541)

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021 and 2020

(In thousands)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at January 1, 2020	9,766	$10	$28,158	$(19,920)	$(885)	$7,363
Net loss	-	-	-	(7,474)	-	(7,474)
Recognized pension loss, net of taxes	-	-	-	-	(67)	(67)
Issuance of stock, net of offering costs	1,429	2	810	-	-	812
Exercised stock options	25	-	13	-	-	13
Conversion of subordinated convertible debt	338	-	186	-	-	186
Stock-based Compensation	-	-	404	-	-	404
Balance at December 31, 2020	11,558	$12	$29,571	$(27,394)	$(952)	$1,237
Net earnings	-	-	-	84	-	84
Recognized pension gain, net of taxes	-	-	-	-	21	21
Issuance of stock, net of offering costs	788	1	491	-	-	492
Exercised stock options	55	-	11	-	-	11
Exercised stock warrants	87	-	61	-	-	61
Stock awards for directors’ fees and employee compensation	318	-	427	-	-	427
Subordinated convertible debt discount	-	-	186	-	-	186
Conversion of subordinated convertible debt	205	-	204	-	-	204
Stock-based Compensation	-	-	562	-	-	562
Balance at December 31, 2021	13,011	$13	$31,513	$(27,310)	$(931)	$3,285

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net earnings (loss)	$84	$(7,474)
Adjustments to reconcile net earnings (loss) to cash used in operating activities:
Gain on debt forgiveness	(1,769)	-
Loss on disposal of right of use assets	3	-
Depreciation	110	124
Amortization	230	207
Stock-based compensation expense	562	404
(Recovery) provision for doubtful accounts	(35)	248
Fair value adjustment for stock awards	163	-
Non cash pension expense	20	39
Amortization of loan fees	60	60
Amortization of subordinated debt discount	108	-
Non cash interest expense	163	77
Amortization of right to use assets	801	770
Changes in operating assets and liabilities:
Accounts receivable	11	516
Inventories	(791)	4,421
Prepaid and other current assets	(554)	293
Lease liability	(787)	(754)
Other assets	(8)	188
Income taxes payable	6	2
Accounts payable, accrued expenses and accrued compensation	456	(2,333)
Net cash used in operating activities	(1,167)	(3,212)
Cash Flows From Investing Activities:
Capital expenditures	(31)	(165)
Acquisition of licenses	(55)	(26)
Net cash used in investing activities	(86)	(191)
Cash Flows From Financing Activities:
Net borrowings (repayments) on line of credit	255	(560)
Repayments of debt	(61)	(34)
Proceeds from exercise of stock options	11	13
Proceeds from exercise of stock warrants	61	-
Borrowings of long-term debt	-	1,769
Borrowings of subordinated convertible debt	700	900
Proceeds of stock offering, net of offering costs	492	812
Net cash provided by financing activities	1,458	2,900
Net increase (decrease) in cash	205	(503)
Cash, beginning of year	69	572
Cash, end of year	$274	$69
Supplemental Cash Flow Information:
Cash paid for interest	$179	$220
Cash paid for income taxes	$-	$-
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$276	$10
Stock paid to officers and directors in lieu of cash	$264	$-
Conversion of subordinated convertible debt to common stock	$204	$186
Right of use assets obtained by lease obligations	$60	-

See accompanying notes to the consolidated financial statements

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies

(a)	The Company and Basis of Consolidation

Blonder Tongue Laboratories, Inc. (together with its consolidated subsidiaries, the “Company”) is a technology-development and manufacturing company that delivers television signal encoding, transcoding, digital transport, and broadband product solutions to the markets the Company serves, including the telecommunications, fiber optic and cable service provider markets, MDU market, the lodging/hospitality market and the institutional market, including campuses, hospitals, prisons and schools, primarily throughout the United States and Canada. The consolidated financial statements include the accounts of Blonder Tongue Laboratories, Inc. and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2021 and 2020. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the creditworthiness of the financial institutions and evaluates its credit exposure.

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

Property, plant and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation generally on the straight-line method based upon estimated useful lives of 3 to 5 years for office equipment, 5 to 7 years for furniture and fixtures, 10 years for building improvements and 6 to 10 years for machinery and equipment.

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

The Company’s business includes one goodwill reporting unit. The Company annually reviews goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of the net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired. The Company performed its annual goodwill impairment test on December 31, 2021. Based upon its qualitative assessment, the Company determined that goodwill was not impaired.

The Company considers its trade name to have an indefinite life and in accordance with ASC 350, will not be amortized and will be reviewed annually for impairment.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(g)	Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2021 and 2020.

(h)	Use of Estimates

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

(i)	Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. Royalty expense was $18 and zero for the years ended December 31, 2021 and 2020, respectively. The Company amortizes license fees over the life of the relevant contract.

License agreements are carried at cost less accumulated amortization as follows:

	December 31,
	2021	2020
License agreements	$6,139	$6,084
Accumulated amortization	(6,132)	(6,074)
	$7	$10

Amortization of license fees is computed utilizing the straight-line method over the estimated useful life of 1 to 2 years. Amortization expense for license fees was $58 and $36 in the years ended December 31, 2021 and 2020, respectively. Amortization expense for license fees is projected to be approximately $7 in the year ending December 31, 2022.

(j)	Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2021 and 2020 and cumulative translation gains and losses as of December 31, 2021 and 2020 were not material to the financial statements taken as a whole.

(k)	Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred. Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(l)	Revenue Recognition

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

Revenue from the sale of products and services is recorded when the performance obligation is fulfilled, usually at the time of shipment or when the service is provided, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, are reviewed and revised periodically by management. The Company elected to present revenue net of sales tax and other similar taxes and account for shipping and handling activities as fulfillment costs rather than separate performance obligations. Payments are typically due in 30 days, following delivery of products or completion of services. The Company provides a three-year warranty on most products. Warranty expense was de minimis in the two years ended December 31, 2021.

(m)	Stock-based compensation

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

(n)	Income Taxes

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

(o)	Net Earnings (loss) Per Share

Net earnings (loss) per share is calculated in accordance with Accounting Standards Codification (“ASC”) ASC Topic 260 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” net earnings (loss) per share. Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of potential issuances of common shares. The Company calculates diluted net earnings per share using the treasury stock method for warrants and options and the if converted method for convertible debt.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table presents the computation of basic and diluted net income per share for the year ended December 31, 2021:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS	$84	12,151	$0.01
Effect of dilutive securities
Convertible debt	271	2,142
Warrants		48
Options		1,109
Diluted EPS	$355	15,450	$0.02

The diluted share base excludes the following potential common shares due to their antidilutive effect for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Stock options	712	2,848
Warrants	-	737
Convertible debt	-	1,337
	712	4,922

(p)	Other Comprehensive loss

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

(q)	Leases

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

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would require adjustment to or disclosure in the consolidated financial statements, except as disclosed in the financial statements.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(s)	Adoption of Recent Accounting Pronouncements

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

(t)	Going Concern and COVID-19

Our business has been materially and adversely affected by the outbreak of the Coronavirus or COVID-19. COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries, including the United States, and is impacting domestic and worldwide economic activity. Since being declared a “pandemic”, COVID-19 interfered with our ability to meet with certain customers during 2020 and continued into the first half of 2021. In addition, the COVID-19 outbreak has affected the supply chain for many types of products and materials, particularly those being manufactured in China and other countries where the outbreak has resulted in significant disruptions to ongoing business activities. Beginning in the second quarter of 2021 and continuing into the first quarter of 2022, we experienced a material disruption in our supply chain as it relates to the procurement of certain sole source and other multiple source components utilized in a material portion of several product lines. There are frequent developments regarding the COVID-19 outbreak that may impact our customers, employees and business partners. As a result, it is not possible at this time to estimate the duration or the scope of the impact COVID-19 could have on the Company’s business. The Company has experienced and is continuing to experience a significant reduction in sales as a result of its inability to procure parts necessary to manufacture products due to the supply chain issues related to the COVID-19 outbreak. It remains unclear when or whether our supply chain partners will resume their activities at a level where our sales will return to historical levels.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the year ended December 31, 2021, the Company reported reduced revenues, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, amounts available under the MidCap Facility (see Note 5 below), amounts available under the Subordinated Loan Facility (see Note 6 below) and cash generated from sales of common stock (see Note 15 below). As of December 31, 2021, the Company had approximately $2,400 outstanding under the MidCap Facility (as defined in Note 5 below) and $92 of additional availability for borrowing under the MidCap Facility.

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

(u)	Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified for consistency with the current year presentation.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 2 – Revenue

The Company recognized revenue when it satisfies a performance obligation by transferring the product or service to the customer, typically at a point in time.

Disaggregation of Revenue

The Company is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. Encoder/transcoder products are used by a system operator for encoding and transcoding of digital video. Encoders accept various input sources (analog and/or digital) and output digitally encoded 4K, UHD, HD or SD video in various output formats. Transcoders convert video files from one codec compression format to another to allow the video to be viewed across different platforms and devices. NXG is a two-way forward-looking platform that is used to deliver next-generation entertainment services in both enterprise and residential locations. Coax distribution products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a coax distribution network. CPE products are used by cable operators to provide video delivery to customers using IP technology. Digital modulation products are used by a system operator for acquisition, processing, compression, and management of digital video. Analog modulation products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. DOCSIS data products give service providers, integrators, and premises owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU’s, and college campuses, using IP technology Contract-manufactured products provide manufacturing, research and development and product support services for other companies’ products. Service agreements and design includes hands-on training, system design engineering, on-site field support, remote support and troubleshooting and complete system verification testing. Fiber optic products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic distribution network.

The following table presents the Company’s disaggregated revenues by revenue source:

	Years ended December 31,
	2021	2020
Encoder and Transcoder products	$7,863	$4,245
NXG IP video signal processing products	1,924	705
Coax distribution products	1,266	1,603
CPE products	1,120	4,165
Digital modulation products	982	957
Analog modulation products	790	1,274
DOCSIS data products	755	2,184
Service agreements and design	371	168
Fiber optic products	329	577
Other	354	501
	$15,754	$16,379

All of the Company’s sales are to customers located in North America.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 3 – Inventories

Inventories, net of reserves, are summarized as follows:

	December 31,
	2021	2020
Raw materials	$1,824	$1,706
Work in process	2,730	1,144
Finished goods	300	1,213
	$4,854	$4,063

The Company recorded a provision to reduce the carrying amount of inventories to their net realizable value in the amount of $3,226 and $3,789 at December 31, 2021 and 2020, respectively.

Note 4 – Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2021	2020
Machinery and equipment	$7,860	$7,833
Furniture and fixtures	442	442
Office equipment	2,442	2,441
Building improvements	121	121
	10,865	10,837
Less: Accumulated depreciation and amortization	(10,575)	(10,465)
	$290	$372

Depreciation expense amounted to approximately $110 and $124 during the years ended December 31, 2021 and 2020, respectively.

Note 5 – Intangible Assets

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2021 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$1,354	$11
Proprietary technology	349	346	3
Amortized intangible assets	1,714	1,700	14
Non-Amortized Trade name	741	-	741
Total	$2,455	$1,700	$755

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2020 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$1,217	$148
Proprietary technology	349	311	38
Amortized intangible assets	1,714	1,528	186
Non-Amortized Trade name	741	-	741
Total	$2,455	$1,528	$927

Amortization is computed utilizing the straight-line method over the estimated useful lives of 10 years for customer relationships and 10 years for proprietary technology. Amortization expense for intangible assets was $172 and $171 for the years ended December 31, 2021 and 2020, respectively. Intangible asset amortization is projected to be approximately $14 in 2022.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 6 – Debt

Line of Credit

On October 25, 2019, the Company entered into a Loan and Security Agreement (All Assets) (the “Loan Agreement”) with MidCap Business Credit LLC (“MidCap”). The Loan Agreement provides the Company with a credit facility comprising a $5,000 revolving line of credit (the “MidCap Facility”). The MidCap Facility matures following the third anniversary of the Loan Agreement. Interest on the amounts outstanding under the Loan Agreement is variable, based upon the three-month LIBOR rate plus a margin of 4.75% (4.96% at December 31, 2021), subject to re-set each month. All outstanding indebtedness under the Loan Agreement is secured by all of the assets of the Company and its subsidiaries.

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

On August 26, 2021, the parties entered into a Fifth Amendment to Loan Agreement (the “Fifth Amendment”), which amendment, revised the Loan Agreement to, among other things, (i) provide for an over-advance facility in the maximum amount of $400, (ii) defer the monthly incremental increase to the existing availability block and (iii) modify the Loan Agreement’s definition of “Minimum EBITDA Covenant Trigger Event.” The Fifth Amendment amends the definition, retroactive to and as of August 1,

On December 16, 2021, the parties entered into a Sixth Amendment to Loan Agreement (the “Sixth Amendment”), which amendment, revised the Loan Agreement to, among other things modify the Loan Agreement’s definition of “Borrowing Base” (with such amendment retroactive to and effective as of December 15, 2021), and also includes certain additional non-substantive changes.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

On February 11, 2022, the parties entered into a Seventh Amendment to Loan Agreement (the “Seventh Amendment”), which amendment, revised the Loan Agreement to, among other things modify the Loan Agreement’s definition of “Borrowing Base” and “Availability Block,” and also includes certain additional non-substantive changes.

On March 3, 2022, the parties entered into an Eighth Amendment to Loan Agreement (the “Eighth Amendment”), which amendment, revised the Loan Agreement to, among other things modify the Loan Agreement’s definition of “Borrowing Base” and “Availability Block,” and also includes certain additional non-substantive changes.

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

On June 22, 2021, the Company applied to the SBA for full forgiveness of the PPP Loan. On June 30, 2021, the Company received notification that the forgiveness was granted. The Company recorded the $1,769 forgiveness as a gain on debt forgiveness during the year ended December 31, 2021.

Long-term debt consists of the following:

	December 31,
	2021	2020
Financing leases (Note 7)	$271	$56
PPP Loan	-	1,769
	271	1,825
Less: Current portion	(71)	(28)
	$200	$1,797

Annual maturities of long term debt at December 31, 2021 are, $71 in 2022, $65 in 2023, $61 in 2024, $59 in 2025 and $15 in 2026.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 7 – Subordinated Convertible Debt with Related Parties

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

On January 21, 2022, one of the Tranche A Parties submitted an irrevocable notice of conversion under the Tranche A Loans. As a result, $50 of original principal and $12 of PIK interest outstanding under the Tranche A Loans were converted into 104 shares of Company common stock in complete satisfaction of their indebtedness.

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of MidCap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement. The Company accrued $163 and $77 of PIK Interest with respect to the Subordinated Loan Facility during the years ended December 31, 2021 and 2020, respectively. The Company recorded $108 of interest expense related to the amortization of the debt discount during the year ended December 31, 2021.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 8 – Leases

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

The following table summarizes the Company’s operating and financing lease expense as of December 31, 2021 and 2020, respectively:

	2021	2020
Operating lease cost	$939	$1,183
Financing lease cost	33	38
Total	$972	$1,221
Weighted average remaining lease term	2.3	3.0
Weighted average discount rate-operating leases	6.5%	6.5%

Maturities of the Company’s operating leases as of December 31, 2021, excluding short term leases are as follows:

2022	$922
2023	943
2024	87
Total	1,952
Less: present value discount	(133)
Total operating lease liabilities	$1,819

Note 9 – Commitments and Contingencies

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

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 10 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full-time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $64 and $45, for the years ended December 31, 2021 and 2020, respectively.

Defined Benefit Pension Plan

At December 31, 2021, approximately 25% of the Company’s employees were covered by a collective bargaining agreement, that is scheduled to expire in February 2023.

Substantially all union employees who met certain requirements of age, length of service and hours worked per year were covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service.

On August 1, 2006, the plan was frozen. The defined benefit pension plan is closed to new entrants and existing participants do not accrue any additional benefits. The Company complies with minimum funding requirements. The total expense for this plan was $20 in 2021 and $39 in 2020, respectively.

The Company recognizes the funded status of its defined benefit pension plan measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the Consolidated Balance Sheets. As of December 31, 2021 and 2020, the funded status related to the defined benefit pension plan was underfunded by $(16) and $(17), respectively, and is recorded in current liabilities.

Note 11 – Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the years ended December 31, 2021 and 2020, this law firm billed the Company approximately $548 and $834, respectively for legal services provided by this firm. At December 31, 2021 and 2020, the Company owed $293 and $183, respectively to this firm.

Note 12 – Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.

Credit risk with respect to trade accounts receivable was concentrated with three of the Company’s customers in both 2021 and 2020, respectively. These customers accounted for approximately 62% and 39% of the Company’s outstanding trade accounts receivable at December 31, 2021 and 2020, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table summarizes credit risk with respect to customers as percentage of sales for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020
Customer A	20%	-
Customer B	14%	-
Customer C	13%	-

No customer exceeded ten percent of sales for the year ended December 31, 2020.

The following table summarizes credit risk with respect to customers as percentage of accounts receivable:

	December 31,
	2021	2020
Customer A	24%	11%
Customer B	-	13%
Customer D	21%	-
Customer E	17%	15%

The following table summarizes credit risk with respect to vendors as percentage of purchases for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020
Vendor A	20%	15%
Vendor B	16%	-
Vendor C	10%	-
Vendor D	-	17%
Vendor E	-	15%

The following table summarizes credit risk with respect to vendors as percentage of accounts payable:

	December 31,
	2021	2020
Vendor A	28%	11%
Vendor C	10%	-
Vendor F	-	20%
Vendor G	-	45%

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 13 – Stock Repurchase Program

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”). The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2021, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. During 2021 and 2020, the Company did not purchase any of its common stock under the 2002 Program or 2007 Program.

Note 14 – Executive and Director Stock Purchase Plans

On June 16, 2014, the Company’s Board of Directors adopted the Executive Stock Purchase Plan (the “ESPP”), which was subsequently amended several times most recently on September 10, 2020, retroactively effective to September 1, 2020. The ESPP allows executive officers of the Company to elect to purchase common stock of the Company in lieu of receiving a portion of their salary. The maximum number of shares of common stock that can be purchased by all participants, in the aggregate, pursuant to the ESPP is 750 shares. The shares will be purchased directly from the Company at the fair market value of the Company’s common stock on the date of purchase (based on selling prices reported on NYSE American), which is the payroll date when the salary is withheld. As of December 31, 2021, approximately 217 shares were purchased under the ESPP.

On November 8, 2016, the Company’s Board of Directors adopted the Director Stock Purchase Plan (the “DSPP”), which was subsequently amended several times most recently on October 12, 2020. The DSPP allows non-employee directors of the Company to elect to purchase common stock of the Company in lieu of receiving a portion of their director and meeting fees. The maximum number of shares of common stock that can be purchased by all participants, in the aggregate, pursuant to the DSPP is 1,000 shares. The shares will be purchased directly from the Company at the fair market value of the Company’s common stock on the date of purchase (based on selling prices reported on NYSE American), which is the check date when the fees would normally be paid. As of December 31, 2021, approximately 390 shares were purchased under the DSPP.

Note 15 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2021 and 2020, there were no outstanding preferred shares.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 16 – Private Placement and Common Stock Sales

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

The Purchase Agreement obligated the Company to call a special meeting of its stockholders to seek stockholder approval of the issuance of shares of its common stock issuable in connection with this transaction in excess of 19.99% of the Company’s outstanding shares of common stock, in accordance with the requirements of Section 713(a) of the New York Stock Exchange (“NYSE”) American Company Guide. Stockholder approval was obtained on March 4, 2021.

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

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The Placement Agent Warrants have an exercise price of $0.70 per share, a term of five years from December 14, 2020, and became exercisable upon the Company obtaining the stockholder approval described above. The exercise price and the number of shares of common stock issuable upon exercise of each Placement Agent Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Placement Agent Warrants also provide the holders with certain “piggyback” registration rights, permitting the holders to request that the Company include the Placement Agent Warrant Shares for sale in certain registration statements filed by the Company. The fair value of the Placement Agent Warrants is $121. During June and July 2021, the Company received approximately $61 as the result of the exercise of certain Placement Agent Warrants, and the Company issued 87 shares of common stock upon exercise.

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

On August 16, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell from time to time through the Agent shares of the Company’s common stock, having an aggregate offering price of up to $400. From August 16, 2021 through December 31, 2021, the Company sold an aggregate of 163 shares under the Sales Agreement at prices ranging from $1.088 to $1.139 per share, for aggregate proceeds, net of sales commissions, of approximately $175.

On August 23, 2021, the Company entered into a Stock Purchase Agreement (the “August Purchase Agreement”) with an institutional investor providing for the sale by the Company to the investor of 200 shares of the Company’s common stock at a purchase price of $1.08 per share, resulting in aggregate proceeds to the Company of $216. The shares were offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3. The Company’s sale of the shares pursuant to the August Purchase Agreement will have the effect of reducing the amount of shares that may be sold pursuant to the Sales Agreement from $400 to $184. Taking into account sales of common stock pursuant to the August Purchase Agreement and sales of common stock pursuant to the Sales Agreement to date, the amount available to be sold under the Sales Agreement is currently $9.

On November 15, 2021, the Company entered into a Stock Purchase Agreement (the “November Purchase Agreement”) with an institutional investor providing for the sale by the Company to the investor of 425 shares of the Company’s common stock, at a purchase price of $1.12 per share, resulting in aggregate proceeds to the Company of $476. The shares were offered and sold pursuant to the Company’s shelf registration statement on Form S-3.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 17 – Equity Incentive Plans

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

The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years ended December 31,
	2021	2020
Fair value of the company’s common stock on date of grant	$1.513	$0.595
Expected term	6.5 years	6.5 years
Risk free interest rate	1.13%	0.44%
Dividend yield	0.00%	0.00%
Volatility	79.0%	79.0%
Fair value of options granted	$1.06	$0.41

The following table summarizes total stock-based compensation costs recognized for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020
Cost of goods sold	$42	$40
Selling expenses	77	40
General and administrative	343	227
Research and development	100	97
Total	$562	$404

The following table summarizes information about stock-based awards outstanding for the year ended December 31, 2021:

Plan	Stock Options
2016 Employee Plan	1,974
2016 Director Plan	649
Other	500
2005 Employee Plan	865
2005 Director Plan	261
4,249
Stock-based awards available for grant as of December 31, 2021	648

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Stock options award activity for the year ended December 31, 2021 is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3,998	$0.86
Options granted	616	1.44
Options exercised	(99)	0.89
Options forfeited	(54)	1.10
Options expired	(212)	1.61
Outstanding at December 31, 2021	4,249	$0.90	5.2	$55
Exercisable at December 31, 2021	2,970	$0.85	5.3	$18

During the year ended December 31, 2021, the Company granted options under the 2016 Employee Plan and the 2016 Director Plan to purchase 616 shares of common stock to its employees and directors. The fair value of these options was approximately $634.

The aggregate intrinsic value of stock options is calculated as the difference between exercise price of the underlying stock options and the fair value of the Company’s common stock or $0.59 per share at December 31, 2021.

The Company does not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock (or reduces the amount of treasury stock) upon exercise of stock options or release of restricted stock awards.

As of December 31, 2021, the unamortized stock compensation expense was approximately $482.

The following table represents warrant activity for the year ended December 31, 2021:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	887	$1.17
Warrants granted	42	0.73
Warrants exercised	(88)	0.70
Warrants forfeited	-	-
Warrants expired	-	-
Outstanding at December 31, 2021	841	$1.21	2.25	$1
Exercisable at December 31, 2021	779	$1.22	2.11	$1

In May 2020, the Company issued a 5-year warrant to purchase 22 shares of common stock of the Company to VFT Special Ventures, Ltd. a Delaware corporation (“VFT”). The warrant was granted as partial consideration in connection with the placement fee for the Subordinated Loan Facility (see Note 7). The warrant is exercisable at $0.55 per share and vested immediately. The fair value of the warrant was $9.

In January 2021, the Company issued a 5-year warrant to purchase 42 shares of common stock of the Company to VFT Special Ventures, Ltd. a Delaware corporation (“VFT”). The warrant was granted as partial consideration in connection with the placement fee for the Subordinated Loan Facility (see Note 7). The warrant is exercisable at $1.00 per share and vested immediately. The fair value of the warrant was $60.

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 18 – Other Income

For the year ended December 31, 2021, the Company accrued payroll tax credits of $1,804, through the Employee Retention Tax Credit program (“ERTC”). The amount was recorded as other income and included in prepaid and other current assets as of the applicable quarter end date. The Company received $577 of the first quarter of 2021 ERTC in April, $115 towards Q2 in July, $181 towards Q3 in August, $219 towards Q3 in October and $195 towards Q3 in November. The ERTC was initially established as part of the CARES Act of 2020 and subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021. The CAA and ARPA amendments to the ERTC program provide eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through September 30, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000, so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files the applicable quarterly tax filings on Form 941. At December 31, 2021, the Company is still owed $517 in ERTC funds which it expects to receive during the second quarter of 2022.

Note 19 – Income Taxes

The following summarizes the benefit for income taxes for the years ended December 31, 2021 and 2020:

	2021	2020
Current:
Federal	$-	$-
State and local	15	15
	15	15
Deferred:
Federal	(266)	(1,488)
State and local	(3)	(26)
	(269)	(1,514)
Valuation allowance	269	1,514
Provision for income taxes	$15	$15

The provision for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following for the years ended December 31, 2021 and 2020:

	2021	2020
Provision (benefit) for Federal income taxes at the statutory rate	$21	$(1,567)
State and local income taxes, net of Federal provision (benefit)	10	12
Permanent differences:
Other	(285)	73
Change in valuation allowance	269	1,514
Other	-	(17)
Provision for income taxes	$15	$15

BLONDER TONGUE LABORATORIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$51	$59
Inventories	668	779
Intangible	139	130
Share based compensation	332	261
Net operating loss carry forward	7,691	7,385
Depreciation	22	6
Pension liability	43	39
Other	2	2
Total deferred tax assets	8,948	8,661
Deferred tax liabilities:
Intangible	(4)	(4)
Indefinite life intangibles	(174)	(156)
Total deferred tax liabilities	(178)	(160)
	8,770	8,501
Valuation allowance	(8,770)	(8,501)
Net	$-	$-

For the year ended December 31, 2021, the Company had approximately $27,937 and $24,134 of federal and state net operating loss carryovers (“NOL”), respectively, which begin to expire in 2022. Additionally, there are federal NOL carryovers of $8,300 which do not expire.

The change in the valuation allowance for the years ended December 31, 2021 and December 31, 2020 was $269 and $1,514, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence. The significant negative evidence includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2021, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

The Company had no change in its liability for uncertain tax position during 2021 and no liabilities for uncertain tax positions as of December 31, 2021. ASC 740 discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties incurred in connection with income taxes as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2021 and 2020.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2018 or tax years beginning with the year ended December 31,2003 as the Company utilizes net operating losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date:	March 31, 2022	By:	/s/ Edward R. Grauch
Edward R Grauch
Chief Executive Officer

		By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EDWARD R. GRAUCH	Chief Executive Officer and President	March 31, 2022
Edward R. Grauch	(Principal Executive Officer)

/s/ Eric Skolnik	Senior Vice President, Chief Financial Officer and Secretary	March 31, 2022
Eric Skolnik	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony Bruno	Director	March 31, 2022
Anthony Bruno

/s/ James F. Williams	Director	March 31, 2022
James F. Williams

/s/ Charles E. Dietz	Director	March 31, 2022
Charles E. Dietz

/s/ Robert J. Pallé	Director	March 31, 2022
Robert J. Pallé

/s/ Gary P. Scharmett	Director	March 31, 2022
Gary P. Scharmett

/s/ Steven L. Shea	Director	March 31, 2022
Steven L. Shea

/s/ James H. Williams	Director	March 31, 2022
James H. Williams

/s/ Stephen K. Necessary	Director	March 31, 2022
Stephen K. Necessary

/s/ JOHN BURKE	Director	March 31, 2022
John Burke

/s/ MICHAEL HAWKEY	Director	March 31, 2022
Michael Hawkey