Form 10-Q
period 2022-03-31
BLONDER TONGUE LABORATORIES INC
filed 2022-05-06
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022.

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

Number of shares of common stock, par value $.001, outstanding as of May 4, 2022: 13,325,864

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited)
	Mar 31,	Dec 31,
	2022	2021
Assets
Current assets:
Cash	$110	$274
Accounts receivable, net of allowance for doubtful accounts of $240 as of both March 31, 2022 and December 31,2021, respectively	1,385	1,765
Inventories	4,967	4,854
Prepaid and other current assets	1,077	785
Total current assets	7,539	7,678
Property, plant and equipment, net	256	290
License agreements, net	4	7
Intangible assets, net	741	755
Goodwill	493	493
Right of use assets, net	1,782	1,984
Other assets, net	719	703
	$11,534	$11,910
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,180	$2,400
Current portion of long-term debt	70	71
Current portion of lease liability	844	826
Accounts payable	3,060	2,264
Accrued compensation	478	298
Accrued benefit pension liability	16	16
Income taxes payable	34	34
Other accrued expenses	117	151
Total current liabilities	6,799	6,060
Subordinated convertible debt with related parties, net	1,368	1,372
Lease liability, net of current portion	773	993
Long-term debt, net of current portion	183	200
Total liabilities	9,123	8,625
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares, no shares outstanding	-	-
Common stock, $.001 par value; authorized 25,000 shares, 13,272 and 13,011 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	13	13
Paid-in capital	31,793	31,513
Accumulated deficit	(28,464)	(27,310)
Accumulated other comprehensive loss	(931)	(931)
Total stockholders’ equity	2,411	3,285
	$11,534	$11,910

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$3,341	$3,251
Cost of goods sold	2,402	1,866
Gross profit	939	1,385
Operating expenses:
Selling	506	531
General and administrative	913	1,079
Research and development	541	638
	1,960	2,248
Loss from operations	(1,021)	(863)
Other Income	-	577
Interest Expense	(133)	(128)
Loss before income taxes	(1,154)	(414)
Provision for income taxes	-	-
Net loss	$(1,154)	$(414)
Basic and diluted net loss per share	$(0.09)	$(0.04)
Basic and diluted weighted average shares outstanding	13,126	11,650

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at January 1, 2022	13,011	$13	$31,513	$(27,310)	$(931)	$3,285
Net loss	-	-	-	(1,154)	-	(1,154)
Stock-based Compensation	-	-	121	-	-	121
Conversion of convertible subordinated debt	104	-	62	-	-	62
Stock awards for employee compensation	157	-	97	-	-	97
Balance at March 31, 2022	13,272	$13	$31,793	$(28,464)	$(931)	$2,411

Balance at January 1, 2021	11,558	$12	$29,571	$(27,394)	$(952)	$1,237
Net loss	-	-	-	(414)	-	(414)
Subordinated convertible debt discount			186			186
Stock-based Compensation	-	-	130	-	-	130
Conversion of convertible subordinated debt	101	-	101	-	-	101
Stock awards for directors’ fees and employee compensation	172	-	261	-	-	261
Exercised stock options	43	-	4	-	-	4
Balance at March 31, 2021	11,874	$12	$30,253	$(27,808)	$(952)	$1,505

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(1,154)	$(414)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock based compensation expense	121	130
Depreciation	36	33
Amortization	19	59
Amortization of deferred loan costs	15	15
Amortization of subordinated debt discount	16	39
Non cash interest expense	42	37
Amortization of right of use assets	202	193
Fair value adjustment of stock awards	(52)	190
Changes in operating assets and liabilities:
Accounts receivable	380	667
Inventories	(113)	20
Prepaid and other current assets	(292)	(954)
Other assets	(31)	(3)
Change in lease liability	(202)	(194)
Accounts payable, accrued compensation and other accrued expenses	1,091	416
Net cash provided by operating activities	78	234
Cash Flows From Investing Activities:
Purchases of property and equipment	(2)	-
Acquisition of licenses	(2)	(36)
Net cash used in investing activities	(4)	(36)
Cash Flows From Financing Activities:
Net repayments of line of credit	(220)	(907)
Proceeds from exercise of stock options	-	4
Borrowings of subordinated convertible debt	-	700
Repayments of long-term debt	(18)	(8)
Net cash used in financing activities	(238)	(211)
Net decrease in cash	(164)	(13)
Cash, beginning of period	274	69
Cash, end of period	$110	$56
Supplemental Cash Flow Information:
Cash paid for interest	$60	$41
Non cash investing and financing activities:
Conversion of subordinated convertible debt to common stock	$62	$101
Stock paid to employees in lieu of cash	$97	$-

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

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated interim financial statements include all adjustments, consisting primarily of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results, changes in stockholders’ equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2021 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022. The results of the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period.

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

The diluted share base excludes the following potential common shares due to their antidilutive effect:

	Three months ended March 31
	2022	2021

Stock options	4,217	3,982
Warrants	841	929
Convertible debt	2,099	2,060
	7,157	6,971

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

(e) Going Concern and COVID-19

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

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. The above factors raised substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2022, certain of these factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, amounts available under the MidCap Facility (see Note 5 below) and amounts available under the Subordinated Loan Facility (see Note 6 below). As of March 31, 2022, the Company had approximately $2,180 outstanding under the MidCap Facility (as defined in Note 5 below) and $243 of additional availability for borrowing under the MidCap Facility.

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

(f) Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would require adjustment to or disclosure in the condensed consolidated financial statements except as disclosed in Note 5.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 3– Revenue Recognition

The Company recognizes revenue when it satisfies a performance obligation by transferring the product or service to the customer, typically at a point in time.

Disaggregation of Revenue

The Company is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. Encoder/transcoder products are used by a system operator for encoding and transcoding of digital video. Encoders accept various input sources (analog and/or digital) and output digitally encoded 4K, UHD, HD or SD video in various output formats. Transcoders convert video files from one codec compression format to another to allow the video to be viewed across different platforms and devices. NXG is a two-way forward-looking platform that is used to deliver next-generation entertainment services in both enterprise and residential locations. Coax distribution products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a coax distribution network. CPE products are used by cable operators to provide video delivery to customers using IP technology. Digital modulation products are used by a system operator for acquisition, processing, compression, and management of digital video. Analog modulation products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. DOCSIS data products give service providers, integrators, and premises owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU's, and college campuses, using IP technology Service agreements and design includes hands-on training, system design engineering, on-site field support, remote support and troubleshooting and complete system verification testing. Fiber optic products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic distribution network.

The following table presents the Company’s disaggregated revenues by revenue source. Some of the product categories shown for March 31, 2021 have been reclassified to reflect the Company’s current product categories:

	Three months ended March 31,
	2022	2021
Encoder and Transcoder products	$1,518	$1,167
NXG IP video signal processing products	501	421
Coax distribution products	129	353
CPE products	27	695
Digital modulation products	377	121
Analog modulation products	99	244
DOCSIS data products	454	24
Service agreements and design	141	70
Fiber optic products	44	79
Other	51	77
	$3,341	$3,251

All of the Company’s sales are to customers located in North America.

Note 4 – Inventories

Inventories are summarized as follows:

	March 31, 2022	December 31, 2021
Raw Materials	$2,842	$1,824
Work in process	1,866	2,730
Finished Goods	259	300
	$4,967	$4,854

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Inventories are stated at the lower of cost, determined by the first-in, first-out (“FIFO”) method, or net realizable value.

The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company anticipates that certain products will not be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months have been written down to net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $56 and zero during the three months ended March 31, 2022 and 2021, respectively.

Note 5 – Debt

Line of Credit

On October 25, 2019, the Company entered into a Loan and Security Agreement (All Assets) (the “Loan Agreement”) with MidCap Business Credit LLC (“MidCap”). The Loan Agreement provides the Company with a credit facility comprising a $5,000 revolving line of credit (the “MidCap Facility”). The MidCap Facility matures following the third anniversary of the Loan Agreement. Interest on the amounts outstanding under the Loan Agreement is variable, based upon the three-month LIBOR rate plus a margin of 4.75% (5.71% at March 31, 2022), subject to re-set each month. All outstanding indebtedness under the Loan Agreement is secured by all of the assets of the Company and its subsidiaries.

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

On January 8, 2021, the parties entered into a Second Amendment to Loan Agreement (the "Second Amendment"), which amendment, revised the Loan Agreement to, among other things, modify the Loan Agreement's definition of “Minimum EBITDA Covenant Trigger Event.” The Second Amendment amends the definition, retroactive to and as of December 1, 2020, and also includes certain additional non-substantive changes.

On June 14, 2021, the parties entered into a Third Amendment to Loan Agreement (the "Third Amendment"), which amendment, revised the Loan Agreement to, among other things, modify the Loan Agreement's definition of “Minimum EBITDA Covenant Trigger Event.” The Third Amendment amends the definition, retroactive to and as of June 1, 2021, and also includes certain additional non-substantive changes.

On July 30, 2021, the parties entered into a Fourth Amendment to Loan Agreement (the "Fourth Amendment"), which amendment, revised the Loan Agreement to, among other things, modify the Loan Agreement's definition of “Minimum EBITDA Covenant Trigger Event.” The Fourth Amendment amends the definition, retroactive to and as of July 1, 2021, and also includes certain additional non-substantive changes.

On August 26, 2021, the parties entered into a Fifth Amendment to Loan Agreement (the "Fifth Amendment"), which amendment, revised the Loan Agreement to, among other things, (i) provide for an over-advance facility in the maximum amount of $400, (ii) defer the monthly incremental increase to the existing availability block and (iii) modify the Loan Agreement's definition of “Minimum EBITDA Covenant Trigger Event.” The Fifth Amendment amends the definition, retroactive to and as of August 1,

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

On December 16, 2021, the parties entered into a Sixth Amendment to Loan Agreement (the “Sixth Amendment”), which amendment, revised the Loan Agreement to, among other things modify the Loan Agreement's definition of "Borrowing Base" (with such amendment retroactive to and effective as of December 15, 2021), and also includes certain additional non-substantive changes.

On February 11, 2022, the parties entered into a Seventh Amendment to Loan Agreement (the “Seventh Amendment”), which amendment, revised the Loan Agreement to, among other things modify the Loan Agreement's definition of "Borrowing Base" and “Availability Block,” and also includes certain additional non-substantive changes.

On March 3, 2022, the parties entered into an Eighth Amendment to Loan Agreement (the “Eighth Amendment”), which amendment, revised the Loan Agreement to, among other things modify the Loan Agreement's definition of "Borrowing Base" and “Availability Block,” and also includes certain additional non-substantive changes.

On April 5, 2022, the Company entered into a Ninth Amendment to Loan Agreement (the “Ninth Amendment”). Among other things, the amendment modified the Loan Agreement's definition of "Borrowing Base" so as to provide for an over-advance facility (the “2022 Over-Advance Facility”) in an aggregate amount of up to $1,000. MidCap's agreement to enter into the Ninth Amendment was conditioned, in part, on the entry into a participation agreement between MidCap and Robert J. Pallé, a Director, and an affiliate of Mr. Pallé (the “Pallé Parties”). The terms of the Ninth Amendment and the participation agreement contemplate that any advances made by Midcap pursuant to the 2022 Over-Advance Facility would be funded by the Pallé Parties under the participation agreement. Advances under the 2022 Over-Advance Facility are subject to the discretion of MidCap and the Pallé Parties. On April 5, 2022, pursuant to the 2022 Over-Advance Facility and the participation agreement, the Pallé Parties funded an initial advance of $200 that was provided to the Company. Since April 5, 2022, a total of $800 was made by Midcap to the Company, which was funded by the Pallé Parties. Further advances may be made to the Company upon its request, subject to the discretion of MidCap and the Pallé Parties, in minimum amounts of not less than $100 per tranche, unless a lesser amount is agreed to by the parties. The amount advanced in each tranche will bear an interest rate of 1% per month.

On May 5, 2022, the parties entered into a Tenth Amendment to Loan Agreement (the "Tenth Amendment"), which amendment, revised the Loan Agreement to, among other things, modify the Loan Agreement's definition of “Minimum EBITDA Covenant Trigger Event.” The Tenth Amendment amends the definition, retroactive to and as of January 1, 2022, and also includes certain additional non-substantive changes.

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

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of MidCap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement. The Company accrued $42 and $37 of PIK Interest with respect to the Subordinated Loan Facility during the three months ended March 31, 2022 and 2021, respectively. The Company recorded $16 and $39 of interest expense related to the amortization of the debt discount during the three months ended March 31, 2022 and 2021, respectively.

Note 7 – Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that serves as outside legal counsel for the Company. During the three-month periods ended March 31, 2022 and 2021, this law firm billed the Company approximately $218 and $196, respectively for legal services provided by the firm. Included in accounts payable on the accompanying unaudited condensed balance sheet at March 31, 2022 and December 31, 2021 is approximately $430 and $293 owed to this law firm.

Note 8 – Concentration of Credit Risk

The following table summarizes credit risk with respect to customers as percentage of sales for the three month periods ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Customer A	20%	12%
Customer B	13%	-
Customer C	10%	12%
Customer D	-	11%

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

The following table summarizes credit risk with respect to customers as percentage of accounts receivable:

	March 31,	December 31,
	2022	2021
Customer A	20%	24%
Customer E	16%	21%
Customer F	14%	-
Customer G	12%	-
Customer H	-	17%

The following table summarizes credit risk with respect to vendors as percentage of purchases for the three-month periods ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Vendor A	23%	30%
Vendor B	11%	-
Vendor C	10%	13%
Vendor D	-	12%

The following table summarizes credit risk with respect to vendors as percentage of accounts payable:

	March 31,	December 31,
	2022	2021
Vendor C	23%	28%
Vendor E	-	10%

Note 9 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, and office equipment under non-cancellable operating leases at various dates through June 2024. Lease costs and cash paid for the three-month period ended March 31, 2022 were $202 and $202, respectively. Lease costs and cash paid for the three-month period ended March 31, 2021 were $193 and $194, respectively.

Maturities of the lease liabilities are as follows:

For the year ended December 31,	Amount
Amount remaining year ending December 31, 2022	$692
2023	943
2024	87
Total	1,722
Less present value discount	105
Total operating lease liabilities	$1,617

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

As of March 31, 2022, the weighted average remaining lease term is 1.84 years and the weighted average discount rate used to determine the operating lease liabilities was 6.5%.

Litigation

The Company from time to time is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Promissory Note

In connection with the fulfillment of certain of the Company's purchase orders, the Company is financing expediting fees charged in connection with the purchase orders by delivering a promissory note (the “Note”) to the supplier of the goods, in the principal amount of approximately $630. The Note is unsecured and has an interest rate of 12% per annum. The Company was obligated to repay the principal balance of the note beginning in September 2021 and continuing thereafter for an additional five consecutive monthly installments on the 15th day of each successive calendar month, as follows: September 2021, $100, October 2021, $100, November 2021, $100, December 2021, $100, January 2022, $100 and February 2022, $140. Accrued interest was paid concurrently with each principal installment. Upon a default under the Note, including the non-payment of principal or interest, the Company's obligations may be accelerated, and the Note holder may pursue its rights under the Note and under applicable law. The final February 2022 payment was made in April 2022.

Note 10 – Other Income

For the year ended December 31, 2021, the Company accrued payroll tax credits of $1,804, through the Employee Retention Tax Credit program (“ERTC”). The amount was recorded as other income and included in prepaid and other current assets as of the applicable quarter end date. The Company received $577 of the first quarter of 2021 ERTC in April, $115 towards Q2 in July, $181 towards Q3 in August, $219 towards Q3 in October and $195 towards Q3 in November. The ERTC was initially established as part of the CARES Act of 2020 and subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021. The CAA and ARPA amendments to the ERTC program provide eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through September 30, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000, so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files the applicable quarterly tax filings on Form 941. At March 31, 2022, the Company is still owed $517 in ERTC funds which it expects to receive during the second quarter of 2022.

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

Forward-Looking Statements

In addition to historical information this Quarterly Report contains forward-looking statements regarding future events relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934 provide safe harbors for forward-looking statements. In order to comply with the terms of these safe harbors, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially and adversely from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s business include, but are not limited to, those matters discussed herein in the section entitled Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believe,” “expect,” “anticipate,” “project,” “target,” “intend,” “plan,” “seek,” “estimate,” “endeavor,” “should,” “could,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections for our future financial performance, our anticipated growth trends in our business and other characterizations of future events or circumstance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022 (See Item 1 – Business; Item 1A – Risk Factors; Item 3 – Legal Proceedings and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

Results of Operations

First three months of 2022 Compared with first three months of 2021

Net Sales. Net sales increased $90,000, or 2.8%, to $3,341,000 in the first three months of 2022 from $3,251,000 in the first three months of 2021. The increase is primarily attributable to an increase in sales of DOCSIS data products, encoder/transcoder products, digital modulation products and NXG IP video signal processing products, offset by a decrease in sales of CPE products, coax distribution products and analog modulation products. Sales of DOCSIS data products were $454,000 and $24,000, encoder/transcoder products were $1,518,000 and $1,167,000, digital modulation products were $377,000 and $121,000, NXG products were $501,000 and $421,000, CPE products were $27,000 and $695,000, coax distribution products were $129,000 and $353,000 and analog modulation products were $99,000 and $244,000 in the first three months of 2022 and 2021, respectively. The Company experienced a reduction in CPE products due to the continued deemphasis of this product line, which the Company expects to continue during the remainder of 2022. The Company experienced an increase in DOCSIS data products due to the pent up demand caused by the pandemic as these products are used primarily in the hospitality and assisted-living environments. The Company expects sales of these products may return to more historical levels during 2022. The Company experienced a reduction in analog modulation products due to the continued market shifting away from analog modulation solutions. The Company experienced a reduction in coax distribution products due to the reduced demand for legacy products. The Company expects the sales of the analog modulation and coax distribution products to continue to decline during 2022. The Company experienced an increase in encoder/transcoder products and NXG IP video signal processing products as these product lines represent newer products and newer technologies with higher demand from customers. The Company expects sales of these product lines to remain at these levels or increase during 2022. Although the Company does not expect overall sales to return to pre pandemic levels during 2022, the Company does expect overall sales to be higher during 2022, due to approximately $10,194,000 of sales backlog at March 31, 2022.

Cost of Goods Sold. Cost of goods sold increased to $2,402,000 for the first three months of 2022 from $1,866,000 for the first three months of 2021 and increased as a percentage of sales to 71.9% from 57.4%. The increase is primarily attributable to lower margins relating to unfavorable product mix, as well as increased overhead costs due to manufacturing inefficiencies caused by previously mentioned supply chain constraints. The Company expects cost of goods sold to decrease during the remaining quarters of 2022 due to product mix since both encoder/transcoder and NXG sales have substantially lower costs of sales. The Company also expects cost of goods sold to decrease during the remainder of 2022 as overhead costs stabilize.

Selling Expenses. Selling expenses decreased to $506,000 for the first three months of 2022 from $531,000 in the first three months of 2021 and decreased as percentage of sales to 15.2% for the first three months of 2022 from 16.3% for the first three months of 2021. The $25,000 decrease was primarily the result of a decrease in salaries and fringe benefits due to a decrease in head count of $49,000, offset by an increase in freight expense of $18,000.

General and Administrative Expenses. General and administrative expenses decreased to $912,000 for the first three months of 2022 from $1,079,000 for the first three months of 2021 and decreased as a percentage of sales to 27.3% for the first three months of 2022 from 33.2% for the first three months of 2021. The $167,000 decrease was primarily the result of a decrease in salaries and fringe benefits of $122,000 and a reduction in directors’ fees of $47,000.

Research and Development Expenses. Research and development expenses decreased to $541,000 in the first three months of 2022 from $638,000 in the first three months of 2021 and decreased as a percentage of sales to 16.2% for the first three months of 2022 from 19.6% for the first three months of 2021. This $97,000 decrease is primarily the result of a decrease in salaries and fringe benefits of $40,000 due to decreased head count and a reduction in department supplies (engineering prototypes) of $47,000.

Operating Loss. Operating loss of $(1,020,000) for the first three months of 2022 represents an increase from the operating loss of $(863,000) for the first three months of 2021. Operating loss as a percentage of sales was (30.5) % in the first three months of 2022 compared to (26.6) % in the first three months of 2021.

Other income. Other income decreased to zero in the first three months of 2022 from $577,000 in the first three months of 2021. The decrease is the result of the receipt of the payroll tax credit through the Employee Retention Tax Credit for the first quarter of 2021. This program ended in the third quarter of 2021.

Interest Expense. Interest expense increased to $133,000 in the first three months of 2022 from $128,000 in the first three months of 2021. The increase is primarily the result of higher average borrowing under the MidCap facility.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company’s working capital was $740,000 and $1,618,000, respectively. The decrease in working capital was primarily due to an increase in accounts payable.

The Company’s net cash provided by operating activities for the three-month period ended March 31, 2022 was $78,000 primarily due to an increase in accounts payable and accrued expenses of $1,091,000, offset by the net loss of $1,154,000. The Company’s net cash provided by operating activities for the three-month period ended March 31, 2021 was $234,000 primarily due to a decrease in accounts receivable of $667,000 and an increase in accounts payable and accrued expenses of $416,000, offset by an increase in prepaid and other current assets of $954,000.

Cash used in investing activities for the three-month period ended March 31, 2022 was $4,000 due to capital expenditures of $2,000 and the acquisition of licenses of $2,000. Cash used in investing activities for the three-month period ended March 31, 2021 was $36,000, all of which was attributable to acquisition of licenses.

Cash used in financing activities was $238,000 for the first three months of 2022, which was comprised of net repayments of the line of credit of $220,000 and repayments of debt of $18,000. Cash used in financing activities was $211,000 for the first three months of 2021, which was comprised of net repayments of the line of credit of $907,000 and repayments of debt of $8,000 offset by borrowings under the subordinated convertible debt facility of $700,000 and the proceeds of the exercise of stock options of $4,000.

For a full description of the Company’s senior secured indebtedness under the MidCap Facility and its effect upon the Company’s consolidated financial position and results of operations, see Note 5 – Debt of the Notes to Condensed Consolidated Financial Statements.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, amounts available under the MidCap Facility and amounts available under the Subordinated Loan Facility. As of March 31, 2022, the Company had approximately $2,180,000 outstanding under the MidCap Facility and $243,000 of additional availability for borrowing under the MidCap Facility.

As previously disclosed, on February 1, 2019, the Company completed the sale of its Old Bridge Facility to Jake Brown Road, LLC (the “Buyer”) and, in connection with the completion of the sale, the Company and the Buyer (as landlord) entered into a lease (the “Lease”), pursuant to which the Company continues to occupy, and conduct its manufacturing, engineering, sales and administrative functions, in the Old Bridge Facility.  Also as previously disclosed, certain disagreements have arisen between the Company and the landlord with respect to the parties' interpretation of elements of the Lease, including with respect to amounts being held in escrow by the landlord, which the Company believes should either be refunded to the Company or credited against future lease payments, and the landlord's claim that the Company is obligated to pay management fees to the landlord under the Lease.  Without prejudice to the Company's positions regarding these matters, and without creating any inference that the Company agrees with any of the landlord's claims or waiving any rights available to the Company under the Lease or otherwise, on May 5, 2021, the Company made payment to the landlord of $139,550.62, representing all amounts that the landlord claimed were due.  The parties continue to discuss these matters in an attempt to negotiate a resolution of these disagreements.  The Company, however, cannot assure you that these matters will be resolved in a manner that is favorable to the Company or that litigation might not result if a negotiated resolution is not forthcoming.

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

In connection with the fulfillment of certain of the Company's purchase orders, the Company was financing expediting fees charged in connection with the purchase orders by delivering a promissory note (the “Note”) to the supplier of the goods, in the principal amount of approximately $630,000. The Note was unsecured and has an interest rate of 12% per annum. The Company was obligated to repay the principal balance of the note beginning in September 2021 and continuing thereafter for an additional five consecutive monthly installments on the 15th day of each successive calendar month, as follows: September 2021, $100,000, October 2021, $100,000, November 2021, $100,000, December 2021, $100,000, January 2022, $100,000 and February 2022, $140,000. Accrued interest was paid concurrently with each principal installment. The final February 2022 payment was made in April 2022.

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. These factors raised substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2022, the above factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On April 5, 2022, the Company entered into a Ninth Amendment to Loan Agreement (the “Ninth Amendment”). Among other things, the amendment modified the Loan Agreement's definition of "Borrowing Base" so as to provide for an over-advance facility (the “2022 Over-Advance Facility”) in an aggregate amount of up to $1,000,000. MidCap's agreement to enter into the Ninth Amendment was conditioned, in part, on the entry into a participation agreement between MidCap and Robert J. Pallé, a Director, and an affiliate of Mr. Pallé (the “Pallé Parties”). The terms of the Ninth Amendment and the participation agreement contemplate that any advances made by Midcap pursuant to the 2022 Over-Advance Facility would be funded by the Pallé Parties under the participation agreement. Advances under the 2022 Over-Advance Facility are subject to the discretion of MidCap and the Pallé Parties. On April 5, 2022, pursuant to the 2022 Over-Advance Facility and the participation agreement, the Pallé Parties funded an initial advance of $200,000 that was provided to the Company. Since April 5, 2022, a total of $800,000 was made by Midcap to the Company, which was funded by the Pallé Parties. Further advances may be made to the Company upon its request, subject to the discretion of MidCap and the Pallé Parties, in minimum amounts of not less than $100,000 per tranche, unless a lesser amount is agreed to by the parties. The amount advanced in each tranche will bear an interest rate of 1% per month.

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

On December 14, 2020, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited investors (the "Purchasers") for the sale and issuance by the Company to the Purchasers of (i) an aggregate of 1,429,000 shares (the "Shares") of the Company's common stock and (ii) warrants (the "Purchaser Warrants") to purchase an aggregate of up to 714,000 shares of common stock (the "Purchaser Warrant Shares"), for aggregate gross proceeds to the Company of $1,000, before deducting placement agent fees and offering expenses payable by the Company. The Company also agreed to issue to the placement agents and certain persons affiliated with the placement agents, as additional compensation, (a) fully-vested warrants (the "Placement Agent Warrants") to purchase an aggregate of up to 100,000 shares (the "Placement Agent Warrant Shares") of common stock and (b) contingent warrants (the "Placement Agent Contingent Warrants") to purchase an aggregate of up to an additional 50,000 shares (the "Placement Agent Contingent Warrant Shares") of common stock. The transaction closed on December 15, 2020.

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

In certain circumstances, upon the occurrence of a fundamental transaction, a holder of Purchaser Warrants is entitled to receive, upon any subsequent exercise of the Purchaser Warrant, for each Purchaser Warrant Share that would have been issuable upon such exercise of the Purchaser Warrant immediately prior to the fundamental transaction, at the option of the holder, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration receivable as a result of the fundamental transaction by a holder of the number of shares of common stock of the Company for which the Purchaser Warrant is exercisable immediately prior to the fundamental transaction. If holders of the Company's common stock are given any choice as to the securities, cash or property to be received in a fundamental transaction, then the Holder shall be given the choice as to the additional consideration it receives upon any exercise of the Purchaser Warrant following the fundamental transaction.

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

On August 23, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with an institutional investor providing for the sale by the Company to the investor of 200,000 shares of the Company’s common stock at a purchase price of $1.08 per share, resulting in aggregate proceeds to the Company of $216,000. The shares were offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3. The Company's sale of the Shares pursuant to the Purchase Agreement will have the effect of reducing the amount of shares that may be sold pursuant to the Sales Agreement from $400,000 to $184,000. Taking into account sales of common stock pursuant to the Stock Purchase Agreement and sales of common stock pursuant to the Sales Agreement to date, the amount available to be sold under the Sales Agreement is currently $143,000.

For the year ended December 31, 2021, the Company accrued payroll tax credits of $1,804,000, through the Employee Retention Tax Credit program (“ERTC”). The amount was recorded as other income and included in prepaid and other current assets as of the applicable quarter end date. The Company received $577,000 of the first quarter of 2021 ERTC in April, $115,000 towards Q2 in July, $181,000 towards Q3 in August, $219,000 towards Q3 in October and $195,000 towards Q3 in November. The ERTC was initially established as part of the CARES Act of 2020 and subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021. The CAA and ARPA amendments to the ERTC program provide eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through September 30, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000, so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files the applicable quarterly tax filings on Form 941. At March 31, 2022, the Company is still owed $517,000 in ERTC funds which it expects to receive during the second quarter of 2022.

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

The Company’s primary long-term obligations are for payment of interest on the MidCap Facility, which expires on October 25, 2022. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $2,000 and $31,000 in the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. The Company expects to use cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

Critical Accounting Estimates

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required. You should also review Note 2 — Summary of Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements for further discussion of significant accounting policies.

Inventory and Obsolescence

Inventories are stated at the lower of cost, determined by the first-in, first-out (“FIFO”) method, or net realizable value.

The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company anticipates that certain products will not be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months, have been reserved..

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

Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in during the three months ended March 31, 2022 and 2021, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2022.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in the Company’s Form 10-K for the year ended December 31, 2021. There are no material changes from the risk factors included within the Company’s Form 10-K for the year ended December 31, 2021. The risks described within the the Company’s Form 10-K for the year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.
4.1	Form of Placement Agent Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021.
10.1	Seventh Amendment to Loan Agreement, dated February 11, 2022.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 15, 2022.
10.2	Eighth Amendment to Loan Agreement, dated March 3, 2022.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 4, 2022.
10.3	Ninth Amendment to Loan Agreement, dated April 5, 2022.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8,2022.
10.4	Tenth Amendment to Loan Agreement, dated May 5, 2022.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 5,2022.
31.1	Certification of Edward R. Grauch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLONDER TONGUE LABORATORIES, INC.

Date: May 6, 2022	By:	/s/ Edward R Grauch
Edward R. Grauch
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)