Form 10-Q
period 2022-09-30
BLONDER TONGUE LABORATORIES INC
filed 2022-11-04
CIK 1000683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of common stock, par value $.001, outstanding as of November 4, 2022: 13,349,241

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(unaudited) Sept 30,	Dec 31,
	2022	2021
Assets
Current assets:
Cash	$167	$274
Accounts receivable, net of allowance for doubtful accounts of $240 as of both September 30, 2022 and December 31,2021, respectively	3,152	1,765
Inventories	4,158	4,854
Prepaid and other current assets	756	785
Total current assets	8,233	7,678
Property, plant and equipment, net	245	290
License agreements, net	5	7
Intangible assets, net	741	755
Goodwill	493	493
Right of use assets, net	4,927	1,984
Other assets, net	635	703
	$15,279	$11,910
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$4,318	$2,400
Current portion of long-term debt	69	71
Current portion of lease liability	552	826
Accounts payable	2,654	2,264
Accrued compensation	492	298
Accrued benefit pension liability	16	16
Income taxes payable	24	34
Other accrued expenses	339	151
Total current liabilities	8,464	6,060
Subordinated convertible debt with related parties, net	1,487	1,372
Lease liability, net of current portion	4,240	993
Long-term debt, net of current portion	151	200
Total liabilities	14,342	8,625
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares, no shares outstanding	-	-
Common stock, $.001 par value; authorized 50,000 and 25,000 shares, 13,336 and 13,011 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	13	13
Paid-in capital	32,175	31,513
Accumulated deficit	(30,320)	(27,310)
Accumulated other comprehensive loss	(931)	(931)
Total stockholders’ equity	937	3,285
	$15,279	$11,910

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$5,262	$4,172	$12,837	$11,761
Cost of goods sold	3,854	2,673	9,430	7,272
Gross profit	1,408	1,499	3,407	4,489
Operating expenses:
Selling	481	642	1,518	1,807
General and administrative	1,020	900	2,925	2,944
Research and development	382	660	1,421	1,921
	1,883	2,202	5,864	6,672
Loss from operations	(475)	(703)	(2,457)	(2,183)
Gain on debt forgiveness	-	-	-	1,769
Other Income	-	619	-	1,804
Interest Expense	(228)	(117)	(553)	(379)
(Loss) income before income taxes	(703)	(201)	(3,010)	1,011
Provision for income taxes	-	-	-	-
Net (loss) income	$(703)	$(201)	$(3,010)	$1,011
Basic net (loss) income per share	$(0.05)	$(0.02)	$(0.23)	$0.08
Diluted net (loss) income per share	$(0.05)	$(0.02)	$(0.23)	$0.08
Basic weighted average shares outstanding	13.333	12,227	13,259	11,956
Diluted weighted average shares outstanding	13,333	12,227	13,259	15,311

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
For the three and nine months ended September 30, 2022
Balance at January 1, 2022	13,011	$13	$31,513	$(27,310)	$(931)	$3,285
Net loss	-	-	-	(1,154)	-	(1,154)
Stock-based Compensation	-	-	121	-	-	121
Conversion of convertible subordinated debt	104	-	62	-	-	62
Stock awards for employee compensation	157	-	97	-	-	97
Balance at March 31, 2022	13,272	$13	$31,793	$(28,464)	$(931)	$2,411
Net loss				(1,153)		(1,153)
Stock-based Compensation			172			172
Stock awards for employee compensation	54		38			38
Balance at June 30, 2022	13,326	$13	$32,003	$(29,617)	$(931)	$1,468
Net loss				(703)		(703)
Stock-based Compensation			176			176
Stock awards for employee compensation	10		(4)			(4)
Balance at September 30, 2022	13,336	$13	$32,175	$(30,320)	$(931)	$937

Balance at January 1, 2021	11,558	$12	$29,571	$(27,394)	$(952)	$1,237
Net loss	-	-	-	(414)	-	(414)
Subordinated convertible debt discount			186			186
Stock-based Compensation	-	-	130	-	-	130
Conversion of convertible subordinated debt	101	-	101	-	-	101
Stock awards for directors’ fees and employee compensation	172	-	261	-	-	261
Exercised stock options	43	-	4	-	-	4
Balance at March 31, 2021	11,874	12	30,253	(27,808)	(952)	1,505
Net income				1,626		1,626
Stock-based Compensation	-	-	159	-	-	159
Conversion of convertible subordinated debt	104	-	103	-	-	103
Stock awards for directors’ fees and employee compensation	35	-	51	-	-	51
Exercised stock options	4	-	-	-	-	-
Exercised stock warrants	65	-	46	-	-	46
Balance at June 30, 2021	12,082	12	30,612	(26,182)	(952)	3,490
Net loss				(201)		(201)
Stock-based Compensation	-	-	138	-	-	138
Stock issuances	239	-	257	-	-	257
Stock awards for directors’ fees and employee compensation	37	-	50	-	-	50
Exercised stock options	8	-	6	-	-	6
Exercised stock warrants	22	-	15	-	-	15
Balance at September 30, 2021	12,388	$12	$31,078	$(26,383)	$(952)	$3,755

See accompanying notes to unaudited condensed consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(3,010)	$1,011
Adjustments to reconcile net (loss) income to cash used in operating activities:
Gain on debt forgiveness	-	(1,769)
Stock based compensation expense	469	427
Depreciation	80	95
Amortization	23	165
Amortization of deferred loan costs	45	45
Amortization of subordinated debt discount	47	94
Non cash interest expense	130	119
Amortization of right of use assets	618	590
Fair value adjustment of stock awards	(3)	160
Loss on disposal of right of use assets	-	3
Changes in operating assets and liabilities:
Accounts receivable	(1,387)	(29)
Inventories	696	(18)
Prepaid and other current assets	29	(1,286)
Other assets	23	21
Change in lease liability	(588)	(590)
Accounts payable, accrued compensation, income taxes payable and other accrued expenses	1,236	335
Net cash used in operating activities	(1,592)	(627)
Cash Flows From Investing Activities:
Purchases of property and equipment	(35)	(12)
Acquisition of licenses	(7)	(55)
Net cash used in investing activities	(42)	(67)
Cash Flows From Financing Activities:
Net borrowing (repayments) of line of credit	1,918	(87)
Proceeds from stock issuances	-	257
Proceeds from subordinated convertible debt	-	700
Proceeds from exercise of stock options	-	10
Proceeds from exercise of stock warrants	-	61
Repayments of promissory notes	(340)	-
Repayments of long-term debt	(51)	(45)
Net cash provided by financing activities	1,527	896
Net (decrease) increase in cash	(107)	202
Cash, beginning of period	274	69
Cash, end of period	$167	$271
Supplemental Cash Flow Information:
Cash paid for interest	$303	$123
Cash paid for income taxes	$10	$8
Non cash investing and financing activities:
Stock paid to employees in lieu of cash	$131	$312
Capital expenditures financed by notes payable	$-	$276
Conversion of subordinated convertible debt to common stock	$62	$204
Right of use assets obtained by lease obligations	$3,561	$60

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

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated interim financial statements include all adjustments, consisting primarily of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results, changes in stockholders’ equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2021 has been derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to SEC rules and regulations. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022. The results of the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period.

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

The following table presents the computation of basic and diluted net income per share for the nine months ended September 30, 2021:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$1,011	11,956	$0.08
Effect of dilutive securities
Convertible debt	213	2,079
Warrants		48
Options		1,228
Diluted EPS	$1,224	15,311	$0.08

The diluted share base excludes the following potential common shares due to their antidilutive effect:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Stock options	4,893	4,221	4,668	491
Convertible debt	2,229	2,079	2,229	-
Warrants	-	45	-	-
	7,122	6,345	6,897	491

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

(c) Amortization of Debt Discount

The Company accounts for the amortization of the debt discount utilizing the effective interest method.

(d) Going Concern and COVID-19

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

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. The above factors raised substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2022, certain of these factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, amounts available under the MidCap Facility (see Note 5 below) and amounts available under the Subordinated Loan Facility (see Note 6 below). As of September 30, 2022, the Company had approximately $4,318 outstanding under the MidCap Facility (as defined in Note 5 below) and $520 of additional availability for borrowing under the MidCap Facility.

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

(e) Subsequent Events

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

The following table presents the Company’s disaggregated revenues by revenue source. Some of the product categories shown for the three and nine months ended September 30, 2021 have been reclassified to reflect the Company’s current product categories:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Encoder and Transcoder products	$2,177	$2,242	$5,858	$5,349
NXG IP video signal processing products	1,028	420	1,994	1,311
Coax distribution products	537	311	1,157	1,094
CPE products	2	113	29	1,096
Digital modulation products	363	335	785	837
Analog modulation products	80	175	317	657
DOCSIS data products	951	326	2,091	634
Service agreements and design	37	41	270	282
Fiber optic products	74	100	232	252
Other	13	109	104	249
	$5,262	$4,172	$12,837	$11,761

All of the Company’s sales are to customers located in North America.

Note 4 – Inventories

Inventories are summarized as follows:

	September 30, 2022	December 31, 2021
Raw Materials	$2,478	$1,824
Work in process	1,429	2,730
Finished Goods	251	300
	$4,158	$4,854

Inventories are stated at the lower of cost, determined by the first-in, first-out (“FIFO”) method, or net realizable value.

The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company anticipates that certain products will not be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months have been written down to net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $325 and zero during the three months ended September 30, 2022 and 2021, respectively and $547 and zero during the nine months ended September 30, 2022 and 2021, respectively.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 5 – Debt

Line of Credit

On October 25, 2019, the Company entered into a Loan and Security Agreement (All Assets) (the “Loan Agreement”) with MidCap Business Credit LLC (“MidCap”). The Loan Agreement provides the Company with a credit facility comprising a $5,000 revolving line of credit (the “MidCap Facility”). The MidCap Facility matured following the third anniversary of the Loan Agreement and was extended (see below). Interest on the amounts outstanding under the Loan Agreement is variable, based upon the three-month LIBOR rate plus a margin of 4.75% (7.85% at September 30, 2022), subject to re-set each month. Interest incurred on the MidCap Facility was approximately $136 and $294 for the three and nine months ended September 30, 2022, respectively. All outstanding indebtedness under the Loan Agreement is secured by all of the assets of the Company and its subsidiaries.

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

On June 14, 2022, the parties entered into a Eleventh Amendment to Loan Agreement (the "Eleventh Amendment"), which amendment, revised the Loan Agreement to, among other things, (i) modify the Loan Agreement's definition of “Borrowing Base” to extend the Company’s WIP advance and the amortization of the Company’s over advance facility until July 1, 2022, and (ii) delete in its entirety from the Loan Agreement the Company’s minimum EBITDA covenant and also includes certain additional non-substantive changes.

On July 1, 2022, the parties entered into a Twelfth Amendment to Loan Agreement (the "Twelfth Amendment"), which amendment, revised the Loan Agreement to, among other things, modify the Loan Agreement's definition of “Borrowing Base” to extend the Company’s WIP advance and the amortization of the Company’s over advance facility until July 15, 2022., and also includes certain additional non-substantive changes.

On October 25, 2022, the parties entered into a Thirteenth Amendment to Loan Agreement (the "Thirteenth Amendment"), which amendment, revised the Loan Agreement to extend the mature date of the MidCap Facility to October 28, 2022.

On October 28, 2022, the parties entered into a Fourteenth Amendment to Loan Agreement (the "Fourteenth Amendment"), which amendment, revised the Loan Agreement to, among other things, extended the mature date of the MidCap Facility to June 30, 2023, modify the Loan Agreement's definition of “Borrowing Base” to extend the Company’s WIP advance and the amortization of the Company’s over advance facility until December 1, 2022, increased the 2022 Over Advance Facility to $1,500 and also includes certain additional non-substantive changes.

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

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of MidCap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement. The Company accrued $45 and $42 of PIK Interest with respect to the Subordinated Loan Facility during the three-months ended September 30, 2022 and 2021, respectively and $130 and $119 of PIK Interest during the nine months ended September 30, 2022 and 2021, respectively. The Company recorded $15 and $15 of interest expense related to the amortization of the debt discount during the three months ended September 30, 2022 and 2021, respectively and $46 and $94 during the nine months ended September 30, 2022 and 2021, respectively.

Note 7 – Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that served as outside legal counsel for the Company. During the three-month periods ended September 30, 2022 and 2021, this law firm billed the Company approximately $15 and $116, respectively and during the nine-month periods ended September 30, 2022 and 2021, this law firm billed the Company approximately $413 and $465, respectively for legal services provided by the firm. Included in accounts payable on the accompanying unaudited condensed balance sheet at September 30, 2022 and December 31, 2021 is approximately $408 and $293 owed to this law firm. A different director and shareholder of the Company is engaged to provide consulting services to the Company. At September 30, 2022, $78 was included in accounts payable.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Note 8 – Concentration of Credit Risk

The following table summarizes credit risk with respect to customers as percentage of sales for the three and nine month periods ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Customer A	15%	-	10%	-
Customer B	12%	13%	13%	12%
Customer C	-	23%	12%	19%
Customer D	-	20%	-	15%
Customer E	-	-	12%	-

The following table summarizes credit risk with respect to customers as percentage of accounts receivable:

	September 30,	December 31,
	2022	2021
Customer B	12%	17%
Customer C	-	24%
Customer E	14%	-
Customer F	11%	-
Customer G	-	21%

The following table summarizes credit risk with respect to vendors as percentage of purchases for the three-month and nine-month periods ended September 30, 2022 and 2021:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Vendor A	24%	17%	17%	15%
Vendor B	15%	-	12%	-
Vendor C	12%	18%	23%	19%
Vendor D	-	10%	-	-

The following table summarizes credit risk with respect to vendors as percentage of accounts payable:

	September 30,	December 31,
	2022	2021
Vendor A	17%	28%
Vendor C	11%	-
Vendor E	-	10%

Note 9 – Commitments and Contingencies

Leases

The Company leases certain real estate, factory, and office equipment under non-cancellable operating leases at various dates through January 2029. Lease costs and cash paid for the three-month period ended September 30, 2022 were $193 and $181, respectively. Lease costs and cash paid for the three-month period ended September 30, 2021 were $199 and $200, respectively. Lease costs and cash paid for the nine-month period ended September 30, 2022 were $618 and $588, respectively. Lease costs and cash paid for the nine-month period ended September 30, 2021 were $590 and $590, respectively. On July 29, 2022, the Company extended its lease by another five years, with a new termination date of January 31, 2029.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

Maturities of the lease liabilities are as follows:

For the year ended December 31,	Amount
Amount remaining year ending December 31, 2022	$231
2023	945
2024	957
2025	971
2026	995
Thereafter	2,148
Total	6,247
Less present value discount	1,455
Total operating lease liabilities	$4,792

As of September 30, 2022, the weighted average remaining lease term is 6.30 years and the weighted average discount rate used to determine the operating lease liabilities was between 6.5% and 8.5%.

Litigation

The Company from time to time is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Promissory Notes

In connection with the fulfillment of certain of the Company's purchase orders, the Company is financing expediting fees charged in connection with the purchase orders by delivering a promissory note (the “Supplier Note”) to the supplier of the goods, in the principal amount of approximately $630. The Supplier Note is unsecured and has an interest rate of 12% per annum. The Company was obligated to repay the principal balance of the note beginning in September 2021 and continuing thereafter for an additional five consecutive monthly installments on the 15th day of each successive calendar month, as follows: September 2021, $100, October 2021, $100, November 2021, $100, December 2021, $100, January 2022, $100 and February 2022, $140. Accrued interest was paid concurrently with each principal installment. Upon a default under the Supplier Note, including the non-payment of principal or interest, the Company's obligations may be accelerated, and the Supplier Note holder may pursue its rights under the Supplier Note and under applicable law. The final February 2022 payment was made in April 2022.

In connection with the continued extension of credit terms, the Company entered into promissory notes (the “Notes”) to three vendors of the goods, in the principal amount of approximately $866. The Notes are unsecured and have interest rates varying between 0% and 9% per annum. The Company is obligated to repay the principal balance of the notes beginning in June 2022 and continuing thereafter until fully paid in November 2023. As of September 30, 2022, the amount remaining under the Notes is approximately $526, with approximately $338 to be paid by December 31, 2022. Upon a default under the Notes, including the non-payment of principal or interest, the Company's obligations may be accelerated, and the Note holders may pursue their rights under the Notes and under applicable law. At September 30, 2022, the Notes are included in accounts payable.

Note 10 – Other Income

For the year ended December 31, 2021, the Company accrued payroll tax credits of $1,804, through the Employee Retention Tax Credit program (“ERTC”). The amount was recorded as other income and included in prepaid and other current assets as of the applicable quarter end date. The Company received $577 of the first quarter of 2021 ERTC in April, $115 towards Q2 in July, $181 towards Q3 in August, $219 towards Q3 in October and $195 towards Q3 in November. The Company received $198 in June 2022 and $20 in August 2022 towards Q3 2021. The ERTC was initially established as part of the CARES Act of 2020 and subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021. The CAA and ARPA amendments to the ERTC program provide eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through September 30, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000, so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files the applicable quarterly tax filings on Form 941. At September 30, 2022, the Company is still owed $299 in ERTC funds which it expects to receive during the fourth quarter of 2022.

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

Results of Operations

Third three months of 2022 Compared with third three months of 2021

Net Sales. Net sales increased $1,090,000, or 26.1%, to $5,262,000 in the third three months of 2022 from $4,172,000 in the third three months of 2021. The increase is primarily attributable to an increase in sales of DOCSIS data products, NXG IP video signal processing products and coax distribution products, offset by a decrease in sales of CPE products. Sales of DOCSIS data products were $951,000 and $326,000, NXG IP video signal processing products were $1,028,000 and $420,000, coax distribution products were $537,000 and $311,000 and CPE products were $2,000 and $113,000, in the second three months of 2022 and 2021, respectively. The Company experienced an increase in DOCSIS data products due to the pent-up demand caused by the pandemic as these products are used primarily in the hospitality and assisted-living environments. The Company expects sales of these products to remain at these levels during the remainder of 2022. The Company experienced an increase in NXG IP video signal processing products as these product lines represent newer products and newer technologies with higher demand from customers. The Company expects sales of these product lines to remain at these levels or increase during the remainder of 2022. The Company experienced a reduction in CPE products due to the continued deemphasis of this product line, which the Company expects to continue during the remainder of 2022. Although the Company does not expect overall sales to return to pre pandemic levels during 2022, the Company does expect overall sales to be higher during 2022, due to approximately $7,167,000 of sales backlog at September 30, 2022.

Cost of Goods Sold. Cost of goods sold increased to $3,854,000 for the third three months of 2022 from $2,673,000 for the third three months of 2021 and increased as a percentage of sales to 73.2% from 64.1%. The increase is primarily attributable to lower margins relating to unfavorable product mix, as well as increased overhead costs due to manufacturing inefficiencies caused by previously mentioned supply chain constraints. The Company expects cost of goods sold to decrease during the remainder of 2022 due to product mix since both encoder/transcoder and NXG sales have substantially lower costs of sales. The Company also expects cost of goods sold to decrease during the remainder of 2022 as overhead costs stabilize.

Selling Expenses. Selling expenses decreased to $481,000 for the third three months of 2022 from $642,000 in the third three months of 2021 and decreased as percentage of sales to 9.1% for the third three months of 2022 from 15.4% for the third three months of 2021. The $161,000 decrease was primarily the result of a decrease in salaries and fringe benefits due to a decrease in head count of $137,000.

General and Administrative Expenses. General and administrative expenses increased to $1,020,000 for the third three months of 2022 from $900,000 for the third three months of 2021 but decreased as a percentage of sales to 19.4% for the third three months of 2022 from 21.6% for the third three months of 2021. The $120,000 increase was primarily the result of an increase in salaries and fringe benefits of $195,000 offset by a decrease in professional fees of $64,000 and a decrease in director fees of $45,000.

Research and Development Expenses. Research and development expenses decreased to $382,000 in the third three months of 2022 from $660,000 in the third three months of 2021 and decreased as a percentage of sales to 7.3% for the third three months of 2022 from 15.8% for the third three months of 2021. This $278,000 decrease is primarily the result of a decrease in salaries and fringe benefits of $230,000 due to decreased head count.

Operating Loss. Operating loss of $(475,000) for the third three months of 2022 represents a decrease from the operating loss of $(703,000) for the third three months of 2021. Operating loss as a percentage of sales was (9.0)% in the third three months of 2022 compared to (16.9)% in the third three months of 2021.

Other income. Other income decreased to zero in the third three months of 2022 from $608,000 in the third three months of 2021. The decrease is the result of the accrual of the payroll tax credit through the Employee Retention Tax Credit for the third quarter of 2021. This program ended in the third quarter of 2021.

Interest Expense. Interest expense increased to $228,000 in the third three months of 2022 from $117,000 in the third three months of 2021. The increase is primarily the result of higher average borrowing and a higher interest rate under the MidCap facility.

First nine months of 2022 Compared with first nine months of 2021

Net Sales. Net sales increased $1,076,000, or 9.2%, to $12,837,000 in the first nine months of 2022 from $11,761,000 in the first nine months of 2021. The increase is primarily attributable to an increase in sales of DOCSIS data products, NXG IP video signal processing products and encoder/transcoder products offset by a decrease in sales of CPE products and analog modulation products. Sales of DOCSIS data products were $2,091,000 and $634,000, NXG IP video signal processing products were $1,994,000 and $1,311,000, encoder/transcoder products were $5,858,000 and $5,349,000, CPE products were $29,000 and $1,096,000 and analog modulation products were $317,000 and $657,000 in the first nine months of 2022 and 2021, respectively. The Company experienced an increase in DOCSIS data products due to the pent-up demand caused by the pandemic as these products are used primarily in the hospitality and assisted-living environments. The Company expects sales of these products may to remain at this level during the remainder of 2022. The Company experienced an increase in NXG IP video signal processing products as these product lines represent newer products and newer technologies with higher demand from customers. The Company expects sales of these product lines to remain at these levels or increase during the remainder of 2022. The Company experienced an increase in encoder/transcoder products as these product lines represent newer products and newer technologies with higher demand from customers. The Company expects sales of these product lines to remain at these levels or increase during the remainder of 2022. The Company experienced a reduction in CPE products due to the continued deemphasis of this product line, which the Company expects to continue during the remainder of 2022. The Company experienced a reduction in analog modulation products due to the continued market shifting away from analog modulation solutions. The Company expects the sales of the analog modulation products to continue to decline during the remainder of 2022. Although the Company does not expect overall sales to return to pre pandemic levels during 2022, the Company does expect overall sales to be higher during 2022, due to approximately $7,167,000 of sales backlog at September 30, 2022.

Cost of Goods Sold. Cost of goods sold increased to $9,430,000 for the first nine months of 2022 from $7,272,000 for the first nine months of 2021 and increased as a percentage of sales to 73.5% from 61.8%. The increase is primarily attributable to lower margins relating to unfavorable product mix, as well as increased overhead costs due to manufacturing inefficiencies caused by previously mentioned supply chain constraints. The Company expects cost of goods sold to decrease during the remainder of 2022 due to product mix since both encoder/transcoder and NXG sales have substantially lower costs of sales. The Company also expects cost of goods sold to decrease during the remainder of 2022 as overhead costs stabilize.

Selling Expenses. Selling expenses decreased to $1,518,000 for the first nine months of 2022 from $1,807,000 in the first nine months of 2021 and decreased as percentage of sales to 11.8% for the first nine months of 2022 from 15.4% for the first nine months of 2021. The $289,000 decrease was primarily the result of a decrease in salaries and fringe benefits due to a decrease in head count of $320,000, offset by an increase in freight expense of $38,000.

General and Administrative Expenses. General and administrative expenses decreased to $2,925,000 for the first nine months of 2022 from $2,944,000 for the first nine months of 2021 and decreased as a percentage of sales to 22.8% for the first nine months of 2022 from 25.0% for the first nine months of 2021. The $19,000 decrease was primarily the result of a decrease in director fees of $140,000.

Research and Development Expenses. Research and development expenses decreased to $1,421,000 in the first nine months of 2022 from $1,921,000 in the first nine months of 2021 and decreased as a percentage of sales to 11.1% for the first nine months of 2022 from 16.3% for the first nine months of 2021. This $500,000 decrease is primarily the result of a decrease in salaries and fringe benefits of $369,000 due to decreased head count and a reduction in department supplies (engineering prototypes) of $59,000.

Operating Loss. Operating loss of $(2,457,000) for the first nine months of 2022 represents a decrease from the operating loss of $(2.183,000) for the first nine months of 2021. Operating loss as a percentage of sales was (19.1) % in the first nine months of 2022 compared to (18.6) % in the first nine months of 2021.

Other income. Other income decreased to zero in the first nine months of 2022 from $1,185,000 in the first nine months of 2021. The decrease is the result of the accrual of the payroll tax credit through the Employee Retention Tax Credit for the first second and third quarters of 2021.

Interest Expense. Interest expense increased to $553,000 in the first nine months of 2022 from $379,000 in the first nine months of 2021. The increase is primarily the result of higher average borrowing and higher interest rates under the MidCap facility.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, the Company’s working (deficit) capital was $(231,000) and $1,618,000, respectively. The decrease in working capital was primarily due to an increase in the revolving line of credit.

The Company’s net cash used in operating activities for the nine-month period ended September 30, 2022 was $1,592,000 primarily due to the net loss of $3,010,000 and an increase in accounts receivable of $1,387,000 offset by adjustments to reconcile net income to cash used in operating activities of $1,409,000 and an increase in accounts payable, accrued expenses and income taxes payable of $1,246,000. The Company’s net cash used in operating activities for the nine-month period ended September 30, 2021 was $627,000 primarily due to net income of $987,000, an increase in accounts payable and accrued expenses of $342,000, offset by an increase in prepaid and other current assets of $1,262,000 and adjustments to reconcile net income to cash used in operating activities of $648,000.

Cash used in investing activities for the nine-month period ended September 30, 2022 was $42,000 due to capital expenditures of $35,000 and the acquisition of licenses of $7,000. Cash used in investing activities for the nine-month period ended September 30, 2021 was $67,000, of which $12,000 was attributable to capital expenditures and $55,000 was attributable to additional license fees.

Cash provided by financing activities was $1,527,000 for the first nine months of 2022, which was comprised of net borrowings of the line of credit of $1,918,000 offset by repayments of debt of $51,000 and repayments of promissory notes of $340,000. Cash provided by financing activities was $896,000 for the first nine months of 2021, which was comprised of borrowings under the subordinated convertible debt facility of $700,000, the net proceeds of stock issuances of $257,000, the proceeds of the exercise of stock options of $10,000 and the proceeds of the exercise of stock warrants of $61,000 offset by net borrowings of line of credit of $87,000 and repayments of debt of $45,000.

For a full description of the Company’s senior secured indebtedness under the MidCap Facility and its effect upon the Company’s consolidated financial position and results of operations, see Note 5 – Debt of the Notes to Condensed Consolidated Financial Statements.

The Company’s primary sources of liquidity have been its existing cash balances, amounts available under the MidCap Facility and amounts available under the Subordinated Loan Facility. As of September 30, 2022, the Company had approximately $4,318,000 outstanding under the MidCap Facility and $520,000 of additional availability for borrowing under the MidCap Facility.

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

In connection with the continued extension of credit terms, the Company entered into promissory notes (the “Notes”) to three vendors of the goods, in the principal amount of approximately $866,000. The Notes are unsecured and have interest rates varying between 0% and 9% per annum. The Company is obligated to repay the principal balance of the notes beginning in June 2022 and continuing thereafter until fully paid in November 2023. As of September 30, 2022, the amount remaining under the Notes is approximately $526,000, with approximately $338,000 to be paid by December 31, 2022. Upon a default under the Notes, including the non-payment of principal or interest, the Company's obligations may be accelerated, and the Note holders may pursue their rights under the Notes and under applicable law.

As disclosed in the Company’s most recent Annual Report on Form 10-K, the Company experienced a decline in sales, a reduction in working capital, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. These factors raised substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2022, the above factors still exist. Accordingly, there still exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the year ended December 31, 2021, the Company accrued payroll tax credits of $1,804,000, through the Employee Retention Tax Credit program (“ERTC”). The amount was recorded as other income and included in prepaid and other current assets as of the applicable quarter end date. The Company received $577,000 of the first quarter of 2021 ERTC in April, $115,000 towards Q2 in July, $181,000 towards Q3 in August, $219,000 towards Q3 in October and $195,000 towards Q3 in November. The Company received $198,000 in June 2022 and $20,000 in August 2022 towards Q3 2021. The ERTC was initially established as part of the CARES Act of 2020 and subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021. The CAA and ARPA amendments to the ERTC program provide eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through September 30, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000, so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files the applicable quarterly tax filings on Form 941. At September 30, 2022, the Company is still owed $299,000 in ERTC funds which it expects to receive during the fourth quarter of 2022.

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

In addition, the COVID-19 outbreak has affected the supply chain for many types of products and materials, particularly those being manufactured in China and other countries where the outbreak has resulted in significant disruptions to ongoing business activities. Beginning in the second quarter of 2021 and continuing into the third quarter of 2022, we experienced a material disruption in our supply chain as it relates to the procurement of certain sole source and other multiple source components utilized in a material portion of several product lines. We believe this disruption may continue beyond 2022. If these or any similar types of supply disruptions continue, it is possible that we will be unable to complete sales of any affected products to our customers on requested schedules.

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

The Company’s primary long-term obligations are for payment of interest on the MidCap Facility, which expires on October 25, 2022. The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $35,000 and $31,000 in the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. The Company expects to use cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

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

The Company periodically analyzes anticipated product sales based on historical results, current backlog and marketing plans. Based on these analyses, the Company anticipates that certain products will not be sold during the next twelve months. Inventories that are not anticipated to be sold in the next twelve months, have been reserved.

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

Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in during the three and nine months ended September 30, 2022 and 2021, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2022.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in the Company’s Form 10-K for the year ended December 31, 2021. There are no material changes from the risk factors included within the Company’s Form 10-K for the year ended December 31, 2021. The risks described within the Company’s Form 10-K for the year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit #	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070 originally filed October 12, 1995, as amended.
3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.
10.14	Twelfth Amendment to Loan Agreement, Dated as of July 1, 2022.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 6, 2022.
31.1	Certification of Edward R. Grauch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Eric Skolnik pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.	BLONDER TONGUE LABORATORIES, INC

Date: November 4, 2022	By:	/s/ Edward R Grauch
Edward R. Grauch
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Eric Skolnik
Eric Skolnik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)