Form 10-K
period 2022-12-31
BLONDER TONGUE LABORATORIES INC
filed 2023-04-17
CIK 1000683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022,

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ to ________

Commission file number: 1-14120

BLONDER TONGUE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1611421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jake Brown Road, Old Bridge, New Jersey	08857
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 679-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of Exchange on which registered
NONE	NONE	NONE

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022: $1,440,913

Number of shares of common stock, par value $.001, outstanding as of April 14, 2023: 13,368,538

Documents incorporated by reference: Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

i

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

ii

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

Both the IPTV and SMB markets are forecast to grow over the next few years. The IPTV market was valued at $59.7 billion in 2021 and is expected to reach $146.2 billion by 2031; a CAGR of 9.5% from 2022 to 2031. The SMB market segments that the Company serves have been focused on the migration from HFC to IPTV networks. The Company has expanded its video product line portfolio to address the growth of IP streaming. The Company has collaborated with large telecommunications operators and with leading cable television (“CATV”) Multiple System Operators (“MSOs”) to produce new cost-effective video encoder and transcoder products for IP support of both traditional broadcast and Public, Education and Government (“PEG”) video content. The company has also been involved recently in initiatives for regional content acquisition for backhaul, ingest and redistribution from centralized facilities using modern IP, IPTV and CDN video distribution architectures, these technologies taken together are referred to as Over The Top or “OTT”. In 2018, the Company introduced the NeXgen Gateway (“NXG”) digital video signal processing platform to specifically address the service provider challenges of migrating from traditional CATV HFC based topologies and technologies to Internet Protocol (“IP”) and IPTV based topologies and technologies. As the industry has begun to adopt UHD, 4K, and High Efficiency Video Coding (“HEVC”) encoding, the Company has begun to produce products to support these emerging requirements. IPTV growth worldwide is projected to result in 398 million subscribers by 2026. NXG sales were $2,709,000 in 2022 and $1,924,000 in 2021, respectively.

In January 2020, the Company began implementing a strategic plan to improve operating results and increase shareholder value. This plan consists of:

●	Rationalizing operating expenses to anticipated revenue and income levels

●	Focusing R&D on short-term high-confidence opportunities with compelling ROI

●	Expanding sales and marketing efforts directly to service operators

●	Streamlining manufacturing operations and simplifying product offerings, and

●	Increasing gross margins.

In April 2023, the Company has further decided to revise its strategic plan in order to achieve profitability, which may include but is not limited to:

●	Scaling down certain less profitable operations; and

●	Reduction in work force.

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

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The products were primarily comprised of Android-based IPTV set top boxes targeted to the Tier 2 and Tier 3 telecommunications and fiber optics based service providers. Total CPE product sales, including product accessories and replacement parts, were $29,000 in 2022 and $1,120,000 in 2021.

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

CPE

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative, comprised primarily of Android-based IPTV set top boxes to the Tier 2 and Tier 3 cable and telecommunications service providers. This strategic initiative was designed to secure direct relationships with a wide range of service providers, and increase sales of the Company’s Telecom and SMB products by the BT Premier Distributors to those same service providers, during. In 2021, the Company determined to de-emphasize CPE products and strategy due to the initiative’s low gross margin. Total CPE product sales, including product accessories and replacement parts, were $29,000 in 2022 and $1,120,000 in 2021 and accounted for approximately 0% and 7% of the Company’s 2022 and 2021 revenues, respectively. CPE related contribution to net income has not had a material impact on the Company’s performance.

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

SMB-Small and Medium Sized Businesses

The Company defines its target SMB markets to also include educational campus environments, correctional facilities, sports stadiums and airport terminals. All of these seemingly unrelated facilities contain private video and data distribution networks that are dependent on either locally generated or externally sourced video and/or data content. As the advanced technologies of distance learning, HDTV and IPTV permeate the market, institutional facilities are embracing these technologies to achieve site specific goals. The following are examples of the types of applications:

●	Public, Educational and Government (“PEG”) Town Hall Meetings, Religious Broadcasts, Local Sports

●	In-Office - Doctor, Dentist and Corporate Offices

●	Campus & Stadium - Redistribution of content across large, complex properties and facilities

●	Patient Education and Entertainment

●	Distance Learning

●	Employee Facing- Training and Company Messaging

●	Hotel Lobby Events and Advertising

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

Key Products

Blonder Tongue’s products can be separated according to function and technology. Five key categories account for the majority of the Company’s revenue-Encoders and Transcoders, NXG, Coax Distribution, CPE and Digital Modulation:

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

Encoders accept various input sources (analog and/or digital) and output digitally encoded 4K, UHD, HD or SD video in various output formats such as IP, QAM modulated, or Asynchronous Serial Interface (“ASI”). ASI is a streaming data format which carries the MPEG-2 Transport Stream. The IP output format allows operators to stream video over private data networks with greater reliability and content security. The QAM outputs can be used for digital video distribution over typical coax and HFC networks to serve a variety of Telecom environments (i.e. CO’s, headends, stadiums, broadcast and cable television studios, hospitals, university campuses, etc.). As a complement to this encoder line, Blonder Tongue also provides digital QAM multiplexers which take multiple inputs (ASI or 8VSB/QAM) and delivers a single multiplexed QAM output, thereby optimizing the HD channel lineup by preserving bandwidth. The Company’s QAM output MPEG encoders support low latency and superior motion optimization for content such as fast-paced sporting events, which is ideal for live events within a stadium or arena. The Company’s new Clearview transcoder product line supports high density highly cost-effective bulk re-encoding functions to support a wide range of service operator use-cases such as creating digital television universal reception of signals, professional Dolby® audio encoding and format conversions, or conversion of broadcast to IPTV expected video formats. The Company’s Encoder/Transcoder Products accounted for approximately 50% and 50% of the Company’s revenues in 2022 and 2021, respectively, with an overall increase of $1,106,000 year-over-year.

●	NXG IP Digital Video Processing and Headend Products were introduced by the Company in 2018 and were a culmination of the Company’s product development efforts of an advanced next-generation-enterprise series of products and solutions.

The NXG is a powerful, two-way, forward-looking digital video signal processing platform and series of modular add-on products that are ideal for delivering the next generation of entertainment services for residential and enterprise applications, including IPTV format conversions and simulcast use cases and is actively deployed in education, MDU, healthcare, business parks, campuses, institutions, hospitality, cruise ships, professional sports stadiums and government facilities. The goals of the NXG product line is to addresses the service provider challenges of (a) migrating from traditional CATV transmission, such as fiber and coaxial cable, to fully IP-based transmission and delivery, and (b) migrating from traditional content protection, such as Commscope/Arris DigiCipher®, Cisco PowerKEY®, Verimatrix® CAS, and LG Pro:Idiom®, to IP-based digital rights management (“IP-DRM”) - content protection systems of the future, such as Adobe DRM®, Verimatrix-M®, Google Widevine®, PlayReady®, and Zenith/LG IP Pro:Idiom® technologies. In order to accomplish those goals, NXG was designed to be an anything-in to anything-out solution. Based on key customer guidance and the Company’s research and development effort, NXG is a 100% fully modular, passive-back-plane-based product that enables the service providers to (a) easily and seamlessly accomplish the migration described in the forgoing, and (b) cost effectively and seamlessly address what may become any future, unforeseen, prospective transmission, and content protection migrations. Unlike many competing products, in NXG, all “active” electronic components reside in their respective modules. There are no active components in either the rack-chassis or backplane which brings the benefits of ultra-high reliability, flexibility and future adaptability to as yet unknown use-cases. In addition, the Company’s plan is for the functionality of all of the standalone key signal processing products described in both the foregoing and following paragraphs are to be, over time, migrated and subsumed as modular optional features supported by the NXG product line. In 2021 the Company released and began producing the NXG Edge version of the NXG product line to target lower-functionality and lower-cost advanced encryption edge QAM types of use cases. The Company’s NXG Products accounted for approximately 15% and 12% of the Company’s revenues in 2022 and 2021, respectively, with an overall increase of $784,000 year-over-year.

●	Coax Distribution Products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other end-point location along a coax distribution network. Among the products offered by the Company in this category are broadband amplifiers, directional taps, splitters and wall outlets. In cable television systems, the coax distribution products are either mounted on exterior utility poles or encased in pedestals, vaults or other security devices. In SMB systems the distribution system is typically enclosed within the walls of the building (if a single structure) or added to an existing structure using various techniques to hide the coax cable and devices. The non-passive devices within this category are designed to ensure that the signal distributed from the headend is of sufficient strength when it arrives at its final destination to provide high quality audio/video images. The Company’s Coax Distribution Products accounted for approximately 8% and 8% of the Company’s revenues in 2022 and 2021, respectively, with an overall increase of $224,774 year-over-year.

●	CPE Products are comprised mainly of Android-based IPTV set top boxes sold to the Tier 2 and Tier 3 cable and telecommunications service providers for use in mainstream residential services to consumer households. The Company began selling CPE Products in 2019. The Company’s CPE Product initiative achieved sales to over 75 different telco, municipal fiber and cable operators and accounted for approximately 0% and 7% of the Company’s revenues in 2022 and 2021, respectively, with an overall decrease of $1,092,000 year-over-year.

●	Digital Modulation Products are used by a system operator for acquisition, processing, compression, and management of digital video. The headend is the center of a digital television system. It is the central location where multiple programs are received and, through additional processing, allocated to specific channels for digital distribution. Blonder Tongue continues to expand its Digital Modulation Product offerings to meet the evolving needs of its customers, which is expected to continue for years to come. IP interfaces have been added to a wide range of products to help in the migration to IPTV. One such example is the AQT8-B, a multichannel 8VSB/QAM-IP transmodulator that receives up to 64 programs of off-air broadcast signals over 8 different frequencies and transmodulates them for output on both coax and IP distribution networks. Other lines of digital products provided by Blonder Tongue and Drake include our Edge QAM devices, Satellite Quadrature Phase Shift Key (“QPSK”) and Eight Phase Shift Key (“8PSK”) to QAM transmodulators.

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

Digital Modulation Product use continues in all of the Company’s primary markets, bringing more advanced technology to consumers and operators. The Company’s Digital Video Headend Products accounted for approximately 6% of the Company’s revenues in 2022 and 2021, with an overall increase of $102,000 year-over-year.

●	DOCSIS Data Products give service providers, integrators, and premise owners a means to deliver data, video, and voice-over-coaxial in locations such as hotels and hospitality, MDU’s, and college campuses using IP technology. Among the products offered by the Company are CMTS and cable modems (“CM”). The Company’s DOCSIS Data Products accounted for approximately 13% and 5% of the Company’s revenues in 2022 and 2021, respectively, with an overall increase of $1,599,000 year-over-year.

●	SLA and Services includes Service Level Agreements (“SLA”), installation and support services, contracts on equipment advanced replacement, hands-on customer and end-user training, system design engineering, on-site field support, remote support, troubleshooting and complete system verification testing. These SLA and Services also include after hour and 24x7x365 support contracts. The Company began programs in 2020 and expanded in 2021 to promote and emphasize the value of services and agreements for services offering a range of service levels tailored to various customer’s business needs. The Company’s SLA and Services products accounted for approximately 2% and 3% of the Company’s revenues in 2022 and 2021, respectively, with an overall decrease of $90,000 year-over-year.

●	Other Products. There are a variety of other products that the Company sells to a lesser degree, either to fill a customer need or where sales have reduced due to changes in Company direction, technology, or market influences. Sales of products in these categories contributed less significantly to the Company’s revenues in 2022 and 2021 and are expected to remain this way for 2023. These products include:

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

Research and Product Development

The markets served by Blonder Tongue are characterized by technological change, new product introductions, and evolving industry standards. To compete effectively in this environment, the Company must engage in ongoing research and development in order to (i) create new products, (ii) expand features of existing products to accommodate customer demand for greater capability, (iii) license new technologies, (iv) acquire products incorporating technology that could not otherwise be developed quickly enough using internal resources and (v) acquire complementary products incorporating technology from third parties allowing internal resources to focus on higher-value strategic areas of research and development. Research and development projects are often initially undertaken at the request of or in an effort to address the particular needs of the Company’s customers and customer prospects, with the expectation or promise of substantial future orders. Projects may also result from new technologies that become available, or new market applications of existing technology. In the new product development process, the vast experience of the Company’s engineering group is leveraged to ensure the highest level of suitability and widest acceptance in the marketplace. Products tend to be developed in a functional building block approach that allows for different combinations of blocks to generate new relevant products. Additional research and development efforts are also continuously underway for the purpose of enhancing product quality and lowering production costs. This building block philosophy of research and development was expanded on in the fourth quarter of 2018 with several new hardware designs each yielding a wide range of product derivative models based on a single common design, yielding the Company improved engineering cost efficiencies. For the acquisition of new technologies, the Company may rely upon technology licenses from third parties or customized derivative product development. The Company will also license technology if it can obtain technology more quickly, or more cost-effectively from third parties than it could otherwise develop on its own, or if the desired technology is proprietary to a third party. There were 10 employees involved in the technical product definition, technology systems architecture and research and development departments of the Company at December 31, 2022, distributed among the Company’s operating locations.

Marketing and Sales

Blonder Tongue markets and sells its products for use in a wide range of IPTV and other Telecom and SMB markets, including with municipal fiber optic operators, traditional cable television, telco, MDU, lodging/hospitality, and institutional settings (schools, hospitals and prisons). The Company also sells into a multitude of niche SMB markets such as sports arenas and the cruise ship industry. Sales are made directly to customers by the Company’s internal sales force, as well as through Blonder Tongue Premier Distributors. The Company instituted its Premier Distributor Program in 2007, through which a limited group of larger distributors who stock a significant amount of the Company’s products in their inventory are given access to a special purchase incentive program allowing them to achieve volume price concessions measured on a year-to-year basis. Sales to the Company’s Premier Distributors accounted for approximately 25% and 27% of the Company’s revenues for 2022 and 2021, respectively. These Premier Distributors serve multiple markets. Direct sales to telco operators, municipal fiber operators, cable operators and system integrators accounted for approximately 31% and 39% of the Company’s revenues for 2022 and 2021, respectively.

The Company’s sales and marketing function is performed by its internal sales and marketing associates working in partnership and conjunction its Premier Distributors, as well as its smaller company integrator and distributor network. Should it be deemed necessary, the Company may retain independent sales representatives in particular geographic areas or targeted to specific customer prospects or target market opportunities. Sales and marketing made up 19% of the Company’s overall workforce at December 31, 2022, divided into central and regional coverage in Old Bridge, New Jersey, in Ohio and Florida, as well as Pennsylvania, the Chicago and Atlanta areas.

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

Customers

Blonder Tongue has a diverse customer base, which in 2022 consisted of approximately 70 active accounts. Approximately 38% and 47% of the Company’s revenues in 2022 and 2021, respectively, were derived from sales of products to the Company’s three largest customers. North American Cable, Stellar Private Cable and World Cinema accounted for approximately 14%, 13% and 11%, respectively, of the Company’s revenues in 2022, and Stellar Private Cable, Advanced Media Technologies and North American Cable Equipment accounted for approximately 20%, 14% and 13%, respectively, of the Company’s revenues in 2021. None of these customers are obligated to purchase a material amount of products or to provide the Company with a material level of binding forecasts of product purchases for any future period. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period; however, the Company currently anticipates that the three customers mentioned above will continue to account for a significant portion of the Company’s revenues in future periods. See disclosure below in “Risk Factors - Any substantial decrease in sales to our largest customers may adversely affect our results of operations or financial condition” for further details.

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

The Company’s revenues are derived primarily from customers in the continental United States; however, the Company also derives some revenues from customers in other geographical markets, primarily Canada and to a more limited extent, in developing countries. Sales to customers outside of the United States represented approximately 1% and 4% of the Company’s revenues in 2022 and 2021, respectively. All of the Company’s transactions with customers located outside of the United States have historically been denominated in U.S. dollars. As such, the Company has had no foreign currency transactions from which it derives revenues. Transactions denominated in foreign currencies have certain inherent risks associated with them due to currency fluctuations. See “Risk Factors” below for more detail on the risks associated with foreign currency transactions.

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

Since 2008, the Company has obtained and renewed licenses for a variety of technologies in concert with its digital encoder line of products. The licenses are from a number of companies including from Zenith, a subsidiary of LG Electronics (expires December 2023). These standard licenses are all non-exclusive and many require payment of royalties based upon the unit sales of the licensed products. With regard to the licenses expiring in 2023, the Company expects to renew these standard licenses on similar terms to those presently in force. For additional information regarding these licenses, see “Introduction” starting on page 1.

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

Environmental Regulations

The Company is subject to a variety of Federal, State and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals if and when used in its manufacturing processes. The Company did not incur in 2022 and does not anticipate incurring in 2023, material capital expenditures for compliance with Federal, State and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on the Company. Further, such regulations could restrict the Company’s ability to expand its operations. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

The Company has authorization to discharge wastewater under the New Jersey Pollution Discharge Elimination System/Discharge to Surface Waters General Industrial Stormwater Permit, Permit No. NJ0088315. This permit will expire June 30, 2023 and is automatically renewed upon payment of the annual fee. The Company intends to renew this permit.

Employees

As of February 28, 2023, the Company employed approximately 67 people, including 36 in manufacturing, 8 in research and development, 3 in quality assurance, 13 in sales and marketing, and 7 in a general and administrative capacity. Substantially all of these employees are full-time employees. 19 of the Company’s employees are members of the International Brotherhood of Electrical Workers Union, Local 2066, which has a labor agreement with the Company that is scheduled to expire in February 2027.

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

Approximately 56% and 58% of our revenues in 2022 and 2021, respectively, were derived from sales of products to the Company’s five largest customers. None of these customers are obligated to purchase a material amount of products or to provide the Company with a material level of binding forecasts of product purchases for any future period. Accordingly, there can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. In addition, while the COVID-19 outbreak has affected and is continuing to affect the operations of our suppliers, and of our customers and our sales to them, uncertainty as to the effects on the economy generally and our semiconductor suppliers and customers in particular makes it impossible for us to predict the short term and long term effects the COVID-19 outbreak and related developments will have on our customers and their ongoing businesses and how those effects may impact our sales to them.

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

In addition, three of our customers accounted for approximately 57% and 62% of our outstanding trade accounts receivable at December 31, 2022 and 2021, respectively. Any substantial decrease or delay in sales to one or more of our significant customers, the financial failure of any of these entities, their inability to pay their trade accounts owing to us in a timely manner or at all, or our inability to develop solid relationships with integrators that may replace the present significant customers, could have a material adverse effect on our results of operations and financial condition. If the negative effects of the COVID-19 outbreak and related developments lead to financial difficulties or even the failure of one or more of our significant customers, or a combination of our smaller customers, our ability to collect payment in full and on a timely basis, or at all, may be adversely affected, and our working capital resources may be significantly diminished.

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

The vast majority of our revenues in 2022 and 2021 came from sales of our products for use by fiber, telco and cable infrastructure operators. Demand for our products depends to a large extent upon capital spending by telcos, cable operators and other entities on private cable systems and specifically by private cable operators for constructing, rebuilding, maintaining or upgrading their systems. Capital spending by private cable operators and, therefore, our sales and profitability, are dependent on a variety of factors, including:

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

Financial Risks

Our audited consolidated financial statements for the year ended December 31, 2022 included herein contain a “going concern” explanatory paragraph, expressing substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2022, we experienced a decline in net sales, a loss from operations and a significant amount of cash used in operating activities, which was funded in large part from the proceeds we received from sales of our common stock and the proceeds from the Subordinated Loan Facility. Our ability to continue as a going concern is dependent upon our becoming profitable in the future and having access to sufficient capital to execute our business plan and to meet our payment obligations on our debt financing arrangements and other financial obligations when they become due. We recently have been successful in obtaining additional capital through our Subordinated Loan Facility and the issuance of shares of our common stock. Although we believe that improvements in our sales and efforts to reduce expenses will increase the possibility that we will become profitable, and we have recently obtained the additional Subordinated Loan Facility and equity financing, we cannot provide any assurances that we will be successful in improving our performance, that the additional financing obtained to date will be sufficient, or that we will be successful in securing additional financing on reasonable terms, or at all. These factors, and possibly others, raise substantial doubt regarding our ability to continue as a going concern. Our audited consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. As a result, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors and potentially be available for distribution to stockholders in the event of liquidation.

The terms of our credit facility with MidCap Business Credit may restrict our current and future operating and financial flexibility and could adversely affect our financial and operational results.

On October 25, 2019, the Company, entered into a new credit facility with MidCap Business Credit (“MidCap”), which was amended on April 7, 2020, January 8, 2021, June 14, 2021, July 30, 2021, August 26, 2021, December 16, 2021, February 11, 2022, March 3, 2022, April 5, 2022, May 5, 2022, June 14, 2022, July 1, 2022, October 25, 2022, and October 28, 2022. The Loan and Security Agreement between the Company and MidCap, as amended (the “MidCap Agreement”) includes a number of non-financial covenants that, among other things, may restrict our ability to:

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

Rising interest rates can be a risk factor.

Borrowings under our MidCap line of credit are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

We have had losses each year since 2010, with net loss of $2,920,000 for the year ended December 31, 2022. While management believes its ongoing efforts to increase revenues should, and its ongoing efforts and demonstrated progress in reducing expenses may create future profitability, there can be no assurance that these actions will be successful. Failure to increase revenues or ability to maintain or reduce expense levels could have a material adverse effect on our results of operations and financial condition. In addition, in order to address issues relating to our reduced sales and recent impacts in the predictability of global semiconductor supply chain as a result of the COVID-19 pandemic, we have implemented operating expense cost reductions and may need to implement additional cost reductions in the near term. If necessary additional reductions cannot be implemented in a timely manner or prove to be insufficient in offsetting or significantly mitigating reduced revenues, our ability to continue to operate as a going concern may be materially adversely affected.

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

In addition, the COVID-19 pandemic has affected the supply chain for many types of products and materials, particularly those being manufactured in China, Taiwan, Singapore, Malaysia, Japan, and other countries where the outbreak has resulted in significant disruptions to ongoing business activities. Beginning in the second quarter of 2021 and continuing into the first quarter of 2023, the Company has experienced material disruption in our supply chain as it relates to the procurement of certain sole source and other multiple source components utilized in a material portion of a number of the Company’s product lines. We believe this disruption may continue beyond 2023. If these or any similar types of supply disruptions continue, it is possible that we will be unable to complete sales of any affected products to our customers on requested schedules.

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

We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. We do not anticipate material capital expenditures during 2023 for compliance with federal, state and local environmental laws and regulations. There can be no assurance, however, that changes in environmental regulations will not result in the need for additional capital expenditures or otherwise impose additional financial burdens on us. Further, such regulations could restrict our ability to expand our operations. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on our results of operations and financial condition.

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

All of our direct labor employees located at the Old Bridge, New Jersey facility are members of the International Brotherhood of Electrical Workers Union, Local 2066 (the “Union”), under a collective bargaining agreement, which expires in February 2027. In connection with any renewal or renegotiation of the labor agreement upon its termination, there can be no assurance that work stoppages will not occur or that we will be able to agree upon terms for future agreements with the Union. Any work stoppages could have a material adverse effect on our business operations, results of operations and financial condition.

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

Although our common stock is currently traded on the OTCQB, it may at times be relatively illiquid, or “thinly traded,” which can increase share price volatility and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Investors may be unable to buy or sell a certain quantity of our shares in the public market within one or more trading days. If limited trading in our stock occurs, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices.

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

The uncertainties we face relating to our liquidity and ability to generate sufficient cash flows from operations and to continue to operate our business as a going concern also contributes to the volatility of our stock price, and any investment in our common stock could suffer a significant decline or total loss in value. Furthermore, we may not be able to maintain compliance with the continued listing standards of the OTCQB or any other national securities exchange or over-the-counter market on which our common stock is then traded, which may also adversely affect the trading price of our common stock.

Our common stock has been thinly traded and we cannot predict the extent to which a trading market will develop.

Our common stock is quoted on the OTBQB-tier of OTC Markets. Our common stock is thinly-traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our common stock has a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock.

Our common stock is currently traded in the over-the-counter market and “bid” and “asked” quotations regularly appear on OTC Markets under the symbol “BDRL”. There is only limited trading activity in our securities. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. There cannot be any guarantee that an active trading market for our securities will develop or, if such a market does develop, will be sustained. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Our common stock is quoted only on OTC Markets, which may have an unfavorable impact on our stock price and liquidity. In addition, our shareholders may experience substantial difficulty in locating a brokerage firm to deposit shares of our Company for sale into the public marketplace.

Our common stock is quoted on OTC Markets under the ticker symbol “BDRL”. OTC Markets is a significantly more limited market than the New York Stock Exchange or the NASDAQ Stock Market. The quotation of our shares on OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future. Additionally, since we are a “penny stock” quoted over-the-counter and not on a national exchange, our shareholders may experience substantial difficulty in finding a brokerage firm willing to deposit our common stock into a brokerage account for sale into the public marketplace and/or the fees may be substantially higher for transactions involving our common stock compared to companies that are traded on a national exchange like the New York Stock Exchange or the NASDAQ Stock Market.

Because we are subject to the “penny stock” rules, the level of trading activity in our stock may be reduced.

Our common stock is traded on the OTC Markets. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Our share ownership is highly concentrated.

Our directors and officers beneficially own, or have the right to vote, in the aggregate, approximately 43% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors. In addition, certain of our directors and officers will have the right to acquire additional shares of our common stock upon exercise of conversion rights with respect to certain indebtedness that acquire additional shares of common stock upon exercise of conversion rights with respect to certain indebtedness that they hold. See Note 6-Subordinated Convertible Debt with Related Parties in the Notes to our Consolidated Financial Statements.

Our common stock has experienced and may continue to experience price and volume fluctuations, which could cause you to lose a significant portion of your investment.

Stock markets are subject to significant price and volume fluctuations that may be unrelated to the operating performance of particular companies, and accordingly the market price of our common stock may frequently and meaningfully change. The market prices and trading volume of our common stock have recently experienced, and may continue to experience, significant fluctuations, which could cause purchasers of our common stock to incur substantial losses. For example, during 2022 and through April 10, 2023, the closing market price of our common stock has fluctuated from a low of $0.12 per share on July 8, 2022 to a high of $0.70 on March 30, 2022 with an intraday high of $0.93 per share on March 1, 2022 and an intraday low of $0.10 per share on June 27, 2022. The last reported sale price of our common stock on the OTCQB on April 10, 2023 was $0.21 per share. The daily trading volume in shares of our common stock has also experienced significant fluctuation. During 2022 and through April 10, 2023, daily trading volume ranged from approximately 0 shares to 17,529,500 shares.  We have not had any recent change in our financial condition or results of operations that we believe are consistent with recent fluctuations in our stock price or trading volume. Although we believe that the recent fluctuations in our stock price and trading volume reflect market and trading dynamics that appear to be unrelated to our underlying business, or to macro or industry fundamentals, we cannot be certain of the reasons for these fluctuations, nor can we predict how long these dynamics will last. These factors heighten the risk of an investment in our common stock, and the timing of your purchase of our common stock relative to fluctuations in its trading price may result in you losing all or a significant portion of your investment.

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

The Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company is obligated to pay base rent of approximately $922,000 in 2023, with the amount of the base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent.

The Company leases an engineering facility consisting of one building totaling approximately 1,141 square feet in Fort Wayne, Indiana. The lease for this facility expires in May 2023. The Company may extend the lease, find alternative space or let the lease expire. The total lease obligation for the Fort Wayne, Indiana facility will be approximately $5,000 during 2023.

Management believes that these facilities are adequate to support the Company’s anticipated needs in 2023.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market

The Company’s common stock has been traded on the OTCQB under the symbol “BDRL” since June 27, 2022. Any OTCQB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 29, 2023, the Company had 58 holders of record of the common stock.  Since a portion of the Company’s common stock is held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

Share Repurchases

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300,000 of its outstanding common stock (the “2002 Program”). On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100,000 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2022, the Company can purchase up to $72,000 of its common stock under the 2002 Program and up to 100,000 shares of its common stock under the 2007 Program. While the Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program, no such purchases are currently anticipated. The MidCap Agreement currently prohibits the Company from repurchasing shares of its common stock, whether under the 2002 Program and the 2007 Program or otherwise. During 2022 and 2021, the Company did not purchase any of its common stock under the 2002 Program or the 2007 Program.

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

In 2019, the Company initiated a consumer premise equipment (“CPE”) sales initiative. The products sold in 2019 comprise primarily Android-based IPTV set top boxes to the Tier 2 and Tier 3 cable and telecommunications service providers. Although this strategic initiative was designed to secure an in-home position with the Company’s product offerings, and direct relationships with a wide range of service providers, and increase sales of the Company’s Telecom and SMB products by the BT Premier Distributors to those same service providers, it was decided in 2021, to de-emphasize this strategy due to the low gross margin of this initiative and global semiconductor supply chain limitations. The CPE Product initiative achieved sales to over 75 different telco, municipal fiber and cable operators and accounted for approximately 0% and 7% of the Company’s 2022 and 2021 revenues, respectively, although its contribution to net income has not had a material impact on the Company’s performance.

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

Results of Operations

For the year ended December 31, 2022 compared with year ended December 31, 2021, discussion is included below.

The following table sets forth, for the fiscal periods indicated, certain consolidated statement of earnings data as a percentage of net sales.

	Year Ended December 31,
	2022	2021
Net sales	100.0%	100.0%
Costs of goods sold	69.8	62.8
Gross profit	30.2	37.2
Selling expenses	11.0	15.6
General and administrative expenses	21.1	23.9
Research and development expenses	9.8	16.5
Loss from operations	(11.7)	(18.8)
Gain on debt forgiveness	0.0	11.2
Other income	0.0	11.5
Interest expense, net	4.4	3.3
Earnings (loss) before income taxes	(16.1)	0.6
Provision for income taxes	0.0	0.1
Net earnings (loss)	(16.1)	0.5

2022 Compared with 2021

Net Sales. Net sales increased $2,361,000 or 15% to $18,115,000 in 2022 from $15,754,000 in 2021. The increase was primarily attributable to an increase in encoder/decoder products, NXG products, DOCSIS data products and coax distribution products, offset by a decrease in sales of CPE products and analog modulation products. Sales of CPE products were $29,000 and $1,120,000, DOCSIS data products were $2,356,000 and $755,000, analog modulation products were $450,000 and $790,000, coax distribution products were $1,490,000 and $1,266,000, encoders/transcoders products were $9,140,000 and $7,863,000 and NXG products were $2,709,000 and $1,924,000 in 2022 and 2021, respectively. The Company experienced a reduction in CPE products during 2022 due to the deemphasis of this product line, which the Company expects to continue into 2023. The Company experienced an increase in DOCSIS data products due to increased demand as we went into the post pandemic era as these products are used primarily in the hospitality and assisted-living environments. The Company experienced a reduction in analog modulation products due to the continued market shifting away from analog modulation solutions. The Company expects the sales of the analog modulation and coax distribution products to continue to decline in 2023. The Company experienced an increase in encoder/decoder products and NXG IP video signal processing products as these product lines represent newer products and newer technologies with higher demand from customers.

Cost of Goods Sold. Cost of goods sold increased to $12,652,000 in 2022 from $9,896,000 in 2021 and increased as a percentage of sales to 69.8% for 2022 from 62.8% for 2021. The dollar increase and the increase as a percentage of sales was primarily attributable to the increase in materials cost and the freight cost on materials.

Selling Expenses. Selling expenses decreased to $1,995,000 in 2022 from $2,459,000 in 2021 and decreased as a percentage of sales to 11% for 2022 from 15.6% for 2021. This $464,000 decrease was primarily attributable to a decrease in salary expenses of $411,000 and a decrease in consulting expense of $60,000. The decrease as a percentage of sales was primarily attributable to the sales increase.

General and Administrative Expenses. General and administrative expenses increased to $3,821,000 in 2022 from $3,767,000 in 2021 and decreased as a percentage of sales to 21.1% for 2022 from 23.9% for 2021. This $54,000 increase was primarily the result of an increase in consulting fees of $165,000, an increase in salary expenses of $48,000, offset by a decrease in amortization expense of $157,000. The decrease as a percentage of sales was attributable to the overall increase in sales.

Research and Development Expense. Research and development expenses decreased to $1,778,000 in 2022 from $2,592,000 in 2021 and decreased as a percentage of sales to 9.8% in 2022 from 16.5% in 2021. This $814,000 decrease was primarily attributable to a decrease in salaries and fringe benefits of $609,000 due to a decrease in head count, a decrease in supplies of $91,000, a decrease  in rents of $24,000, and a decrease in amortization of licenses in the amount of $47,000.

Operating loss. Operating loss of $2,131,000 for 2022 represents an improvement from the operating loss of $2,960,000 for 2021. Operating loss as a percentage of sales decreased to 11.8% in 2022 from 18.8% in 2021 for the reasons discussed above.

Gain on debt forgiveness. Gain on debt forgiveness was $0 in 2022 versus $1,769,000 in 2021.

Other income. Other income decreased to $0 in 2022 from $1,804,000 in 2021. The decrease was the result of the Employee Retention Tax Credit accrued in 2021. At December 31, 2022, the Company is still owed $299,000 in ERTC funds which it expects to receive during the second quarter of 2023.

Interest expense net. Interest expense, net increased to $789,000 in 2022 from $514,000 in 2021. The increase was primarily the result of higher average borrowings and interest rates, including an increase of $10,000 of PIK interest.

Income Taxes. The provision for income taxes was $15,000 in both 2022 and 2021, respectively. The Company records a full valuation allowance for net deferred tax assets that are no longer considered to be realizable. The significant negative evidence supporting the full valuation allowance includes an operating loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2022, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Inflation and Seasonality

Inflation and seasonality have not previously had a material impact on the results of operations of the Company. However, beginning in early 2022, the Company began to experience inflationary pressures related to the procurement of certain products used in its manufacturing process and expects these pressures to continue at least through the remainder of 2023. To date we have been successful in passing on cost increases to our customers and will continue to attempt to pass on increases to customers. However, there can be no assurances that the Company will continue to be able to do so. Fourth quarter sales in 2022 as compared to other quarters were slightly impacted by fewer production days. The Company expects sales each year in the fourth quarter to be impacted by fewer production days.

Liquidity and Capital Resources

Unless we significantly improve revenue and significantly decrease operational expenses we do not believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next 12 months. If our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.  As of December 31, 2022 and 2021, cash held in bank accounts and loan availability were $649,000 and $366,000, respectively.  Our capital commitments over the next twelve months include (a) $3,583,000 to satisfy December 31, 2022 accounts payable, accrued expense and lease liabilities and (b) renegotiating an extension of the Subordinated Debt Agreements.

We do not believe that our current cash flows from operations would be adequate to fund our normal expected future operations for the long term unless we improve revenue and significantly decrease operational expenses. If our existing capital resources or cash flows become insufficient to meet anticipated business plans and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.

The Company’s working capital was $(189,000) and $1,618,000 at December 31, 2022 and 2021, respectively.

The Company’s net cash used in operating activities for the year ended December 31, 2022 was $1,382,000, primarily due to an increase in receivables of $1,600,000, a decrease in lease liability of $718,000, a decrease in prepaid and other current assets of $253,000, offset by an increase in accounts payable accrued expenses and accrued compensation of $1,059,000 and non-cash adjustments used in operating activities of $2,153,000, compared to net cash used in operating activities for the year ended December 31, 2021 of $1,167,000, primarily due to an increase in inventories of $791,000, a decrease in lease liability of $787,000, an increase in prepaid and other current assets of $554,000 offset by an increase in accounts payable accrued expenses and accrued compensation of $456,000 and non-cash adjustments used in operating activities of $416,000.

Cash used in investing activities for the year ended December 31, 2022 was $55,000, which was attributable primarily to capital expenditures of $48,000 and the acquisition of licenses of $7,000.  Cash used in investing activities for the year ended December 31, 2021 was $86,000, which was attributable primarily to capital expenditures of $31,000 and the acquisition of licenses of $55,000.

Cash provided by financing activities was $1,242,000 for the year ended December 31, 2022, comprised primarily of net borrowings of line of credit of $1,987,000, offset by repayments of debt of $67,000 and repayment of promissory notes of $678,000. Cash provided by financing activities was $1,458,000 for the year ended December 31, 2021, comprised primarily of borrowings under the subordinated convertible debt facility of $700,000, net borrowings of line of credit of $255,000, the net proceeds of stock issuances of $492,000, the proceeds of the exercise of stock options of $11,000 and the proceeds of the exercise of stock warrants of $61,000 offset by repayments of debt of $61,000.

For a full description of the Company’s senior secured indebtedness under the MidCap Facility and its effect upon the Company’s consolidated financial position and results of operations, see Note 5 - Debt of the Notes to Consolidated Financial Statements.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility and cash generated from sales of its common stock, as well as funds made available to the Company through participation in several federal government financial assistance programs implemented pursuant to the Coronavirus Aid, Relief, and Economic Security Act, including the Paycheck Protection Program and the Employee Retention Tax Credit. On a going-forward basis, the Company expects its primary sources of liquidity will be its existing cash balances, cash generated from operations and amounts available under the MidCap Facility. The Company also may seek to raise additional capital through the issuance of shares of common stock or other securities convertible into, or exercisable for, shares of common stock, although the Company cannot provide any assurances that this type of additional financing will be available on reasonable terms, or at all. The Company had approximately $570,000 and approximately $51,000 availability for borrowing under the MidCap Facility, as of December 31, 2022 and April 10, 2023, respectively.

As discussed in Item 2 - Properties, on February 1, 2019, the Company completed the sale of the Old Bridge Facility to Jake Brown Road, LLC (the “Buyer”). In addition, in connection with the completion of the sale, the Company and the Buyer (as landlord) entered into a lease (the “Lease”), pursuant to which the Company will continue to occupy, and continue to conduct its manufacturing, engineering, sales and administrative functions in the Old Bridge Facility.

The Lease has an initial term of five years and allows the Company to extend the term for an additional five years following the initial term. The Company was obligated to pay base rent of approximately $837,000 for the first year of the Lease, with the amount of the base rent adjusted for each subsequent year to equal 102.5% of the preceding year’s base rent. Without regard to any reduction in the Company’s lease expense derived from its sublease to a third party of the Sublease Space (defined below), for the first year of the Lease, the base rent of approximately $837,000.00 would offset, in part, the anticipated annualized saving of interest and depreciation expense of approximately $469,000 and the cash debt service of approximately $562,000. The Lease further provides for an initial security deposit in an amount equal to eight months of base rent, which could be reduced to not lower than three months of base rent, upon certain benchmarks being met during the Lease term. It was determined in the first quarter 2020 that the applicable benchmark relevant to the six-month period ended August 1, 2019 was met and as a result the landlord released a portion of the security deposit equal to one month’s base rent to the Company, leaving an aggregate security deposit held by the landlord, in an amount equal to seven months of base rent. Subsequently, the Company determined in the third quarter 2020 that the applicable benchmark relevant to the six-month period ended August 1, 2020 was met and as a result, the Company notified the landlord in writing that it would offset rent otherwise due on August 1, 2020 against the reimbursement of a portion of the security deposit equal to one month’s base rent, leaving an aggregate security deposit held by the landlord, in an amount equal to six months of base rent. The landlord expressed its disagreement with the Company’s interpretation of the lease and requested the provision of financial information to support the Company’s contention or in the alternative payment of the offset amount. Subsequently, no further actions or communications regarding the offset were made by the landlord and the Company thereafter, beginning with September 2020, resumed timely payments of its rental obligations under the Lease. In early 2021, the Company undertook an analysis of the common area maintenance charges being assessed under the Lease in an effort to reconcile those payments with the specific terms of the Lease. The Lease provides that this reconciliation is to be accomplished by the landlord annually, however this has not occurred. The Company’s analysis indicates that it may have been overcharged for common area maintenance expenses since the inception of the Lease and submitted supporting data to the landlord, requesting that the landlord review the submission against its records. The Company has also requested that the landlord release from escrow and return to the Company, the unexpended balance of the Repair Escrow. The landlord and the Company anticipated resolving the reconciliation of the common area maintenance charges and Repair Escrow release request during the month of February 2021 and with the prior oral approval of the landlord, the Company refrained from paying February 2021 rent, expecting that the reconciliation would be completed prior to the end of that month. Inasmuch as the disputed amounts, in the opinion of the Company, exceed three months’ rent and common area maintenance expenses, the Company refrained from the payment of base rent and common area maintenance charges for the months of February 2021 and March 2021, it being the expectation of the parties that these amounts will be credited against the amount finally determined to be reimbursed to the Company. Without prejudice to the Company’s positions regarding these matters, and without creating any inference that the Company agrees with any of the landlord’s claims or waiving any rights available to the Company under the Lease or otherwise, on May 5, 2021, the Company made payment to the landlord of $140,000, representing all amounts that the landlord then claimed were due. Notwithstanding the continuing disagreements with the landlord’s monthly payment demands, the Company is meeting these demands on a current basis, but continues to reserve its rights regarding the same. The Company has not recently held discussions with the landlord regarding the foregoing areas of disagreement, however its position regarding amounts due back to the Company has not changed. At the appropriate time, the Company anticipates engaging in further discussion of these matters with the landlord in an attempt to negotiate a resolution of these disagreements. The Company, however, cannot assure you that these matters will be resolved in a manner that is favorable to the Company or that litigation might not result if a negotiated resolution not forthcoming.

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

Beginning in the middle of 2019, the Company experienced a significant decline in its net sales of core or legacy products, which while not recovering to historical norms, stabilized during the early part of the first quarter of 2020. Beginning in February 2020, however, as the prospects of an ever-worsening outbreak of COVID-19 took hold, the Company began to experience adverse impacts to revenues across all of its product lines. Sales of the Company’s products did not return to historical norms during 2021 or 2022. The Company still does not anticipate that sales will recover to historical norms during 2023, due primarily to supply chain shortages impacting the Company’s ability to source raw materials used in the manufacturing process. In light of these developments and as detailed below, the Company has taken significant steps during the past year, implemented in several phases, in order to manage operations through what has been a period of diminished sales levels.

As part of its efforts to improve liquidity and provide operating capital, on April 7, 2020, the Company entered into a certain Consent and Amendment (the “MidCap First Amendment”) to Loan Agreement and Loan Documents with Midcap (the “MidCap Loan Agreement”), which amended the MidCap Facility to, among other things, remove the existing $400,000 availability block, subject to the same being re-imposed at the rate of approximately $7,000 per month commencing June 1, 2020. The operative provisions relating to the removal of the availability block under the MidCap First Amendment became effective on April 8, 2020, following the consummation by the Company of the transactions contemplated by the Subordinated Loan Facility (defined below).

On April 5, 2022, the Company entered into a Ninth Amendment to the MidCap Loan Agreement (the “MidCap Ninth Amendment”). Among other things, the amendment modified the MidCap Loan Agreement’s definition of “Borrowing Base” so as to provide for an over-advance facility (the “2022 Over-Advance Facility”) in an aggregate amount of up to $1,000,000. MidCap’s agreement to enter into the MidCap Ninth Amendment was conditioned, in part, on the entry into a participation agreement between MidCap and Robert J. Palle, a Director, and an affiliate of Mr. Palle (the “Palle Parties”). The terms of the MidCap Ninth Amendment and the participation agreement contemplate that any advances made by Midcap pursuant to the 2022 Over-Advance Facility would be funded by the Palle Parties under the participation agreement. Advances under the 2022 Over-Advance Facility are subject to the discretion of MidCap and the Palle Parties. On April 5, 2022, pursuant to the 2022 Over-Advance Facility and the participation agreement, the Palle Parties funded an initial advance of $200,000 that was provided to the Company. From April 5, 2022 to December 23, 2022, a total of $975,000 was made by Midcap to the Company, which was funded by the Palle Parties. Further advances may be made to the Company upon its request, subject to the discretion of MidCap and the Palle Parties, in minimum amounts of not less than $100,000 per tranche, unless a lesser amount is agreed to by the parties. The amount advanced in each tranche will bear an interest rate of 1% per month.

On May 5, 2022, the Company entered into a Tenth Amendment to MidCap Loan Agreement (the “MidCap Tenth Amendment”), to, among other things, modify the MidCap Loan Agreement’s definition of “Minimum EBITDA Covenant Trigger Event.” The MidCap Tenth Amendment amends the definition, retroactive to and as of January 1, 2022. All other substantive terms of the MidCap Loan Agreement continue in full force and effect.

On June 14, 2022, the Company entered into an Eleventh Amendment to MidCap Loan Agreement (the “MidCap Eleventh Amendment”), to, among other things, (i) modify the MidCap Loan Agreement’s definition of “Borrowing Base” to extend the Company’s WIP advance and the amortization of the Company’s overadvance facility until July 1, 2022, and (ii) delete in its entirety from the MidCap Loan Agreement the Company’s minimum EBITDA covenant. All other substantive terms of the Loan Agreement continue in full force and effect.

On July 1, 2022, the Company entered into a Twelfth Amendment to MidCap Loan Agreement (the “Twelfth Amendment”), to, among other things, modify the Loan Agreement’s definition of “Borrowing Base” to extend the Company’s WIP advance and the amortization of the Company’s overadvance facility until July 15, 2022. All other substantive terms of the Loan Agreement continue in full force and effect.

On October 25, 2022, the Company entered into a Thirteenth Amendment to MidCap Loan Agreement (the “Thirteenth Amendment”), to, among other things, extend the expiration date of the Loan Agreement to October 28, 2022.

On October 28, 2022, the Company entered into a Fourteenth Amendment to MidCap Loan Agreement (the “Fourteenth Amendment”), to, among other things, extend the expiration date of the Loan Agreement to June 30, 2023, modify the definition of “Borrowing Base” to extend the Company’s WIP advance and the amortization of the Company’s overadvance facility until December 1, 2022 and increase the 2022 overadvance facility to $1,500,000. As of April 4, 2023 a total of $1,175,000 was made by MidCap to the Company, which was funded by the Palle Parties. All other substantive terms of the Loan Agreement continue in full force and effect.

On April 8, 2020, the Company, as borrower, together with Livewire Ventures, LLC (wholly owned by the Company’s former Chief Executive Officer, Edward R. Grauch), MidAtlantic IRA, LLC FBO Steven L. Shea IRA (an IRA account for the benefit of the Company’s Chairman of the Board, Steven Shea), Carol M. Pallé and Robert J. Pallé, Anthony J. Bruno, and Stephen K. Necessary, as lenders (collectively, the “Initial Lenders”) and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”) entered into a certain Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the lenders from time to time party thereto may provide up to $1,500,000 of loans to the Company (the “Subordinated Loan Facility”). Interest accrues on the outstanding amounts advanced under the Subordinated Loan Facility at the rate of 12% per annum, compounded and payable monthly, in-kind, by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest.

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

For the year ended December 31, 2021, the Company accrued payroll tax credits of $1,804,000 through the Employee Retention Tax Credit program (“ERTC”). The amount was recorded as other income and included in prepaid and other current assets as of the applicable quarter end date. The Company received $577,000 of the first quarter of 2021 ERTC in April, $115,000 towards Q2 in July, $181,000 towards Q3 in August, $219,000 towards Q3 in October and $195,000 towards Q3 in November. The ERTC was initially established as part of the CARES Act of 2020 and subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021. The CAA and ARPA amendments to the ERTC program provide eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through September 30, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000, so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files the applicable quarterly tax filings on Form 941. At December 31, 2021, the Company is still owed $517,000 in ERTC funds of which the Company received $217,000 in the second and third quarters of 2022. At December 31, 2022 the Company is still owed $299,000 in ERTC funds.

In other efforts to alleviate the liquidity pressures and reposition the Company to generate positive cash flow at a lower level of net sales, since August 2019, the Company has implemented a multi-phase cost-reduction program which reduced cash expenses since 2019, providing annual savings of approximately $3,475,000 per year. Although the Company believes it has made and will continue to make progress under these programs and the funding provided under the Subordinated Loan Agreement and available as a result of the release of the availability block under the MidCap Facility, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that our planned improvements will be successful.

In addition, the COVID-19 outbreak has affected the supply chain for many types of products and materials, particularly those being manufactured in China and other countries where the outbreak has resulted in significant disruptions to ongoing business activities. Beginning in the second quarter of 2021 and continuing into the first quarter of 2023, we experienced a material disruption in our supply chain as it relates to the procurement of certain sole source and other multiple source components utilized in a material portion of several product lines. We believe this disruption may continue beyond 2023. If these or any similar types of supply disruptions continue, it is possible that we will be unable to complete sales of any affected products to our customers on requested schedules.

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

The Company expects to use cash generated from operations to meet its long-term debt obligations. The Company also expects to make financed and unfinanced long-term capital expenditures from time to time in the ordinary course of business, which capital expenditures were $48,000 and $31,000 in the years ended December 31, 2022 and 2021, respectively. The Company expects to use cash generated from operations, amounts available under the MidCap Facility, amounts available under the Subordinated Loan Facility, and purchase-money financing to meet any anticipated long-term capital expenditures.

Critical Accounting Estimates

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required. You should also review Note 1 - Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements for further discussion of significant accounting policies.

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

Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2022 and 2021, respectively.

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

Recent Accounting Pronouncements

See Note 1 - Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to Rules 13a-15(e) and 15d-15(e) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2022.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment the Company believes that, as of December 31, 2022 the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item is incorporated by reference to our 2023 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2022) and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2023 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal year end (December 31, 2022).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2023 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal year end (December 31, 2022).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2023 Annual Meeting of Stockholders. Information about the independence of each director or nominee for director of the Company during 2022 is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2023 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal year end (December 31, 2022).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accounting Firm” and “Pre-Approval Policy for Services by Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2023 Annual Meeting of Stockholders.

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

(b)	Index to Exhibits:

Exhibit No.	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, originally filed October 12, 1995, as amended.

3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed March 23, 2018.

3.3	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

4.2	Description of Securities.	Filed herewith.

Exhibit No.	Description	Location
4.3	Form of Purchaser Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed December 16, 2020.

4.4	Form of Placement Agent Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed December 16, 2020.

4.5	Form of Placement Agent Contingent Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed December 16, 2020.

4.6	Warrant to VFT Special Ventures, Ltd.	Incorporated by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 filed January 14, 2021.

4.7	Form of Placement Agent Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021.

10.1	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2013.

10.2	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2013, filed March 31, 2014.

10.3*	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

10.4*	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix A to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 21, 2014.

10.5*	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 21, 2014.

10.6*	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 15, 2005.

10.7*	Form of Option Agreement under the 2005 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2007, filed March 31, 2008.

Exhibit No.	Description	Location
10.8*	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.9*	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.10*	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed May 20, 2011.

10.11*	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed May 20, 2011.

10.12*	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2014, filed August 14, 2014.

10.13*	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2014, filed August 14, 2014.

10.14*	Blonder Tongue Laboratories, Inc. Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed June 20, 2014.

10.15*	Director Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed March 23, 2015.

10.16*	Blonder Tongue Laboratories, Inc. 2016 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, filed August 25, 2016.

10.17*	Blonder Tongue Laboratories, Inc. 2016 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, filed August 25, 2016.

10.18	Agreement of Sale dated August 3, 2018 between Blonder Tongue Laboratories, Inc. and Jake Brown Rd LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 6, 2018.

10.19*	Letter Agreement between Blonder Tongue Laboratories, Inc. and Ronald V. Alterio.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2018, filed November 14, 2018.

10.20	Sale Agreement Extension dated as of September 20, 2018, between Blonder Tongue Laboratories, Inc. and Jake Brown Rd LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 21, 2018.

Exhibit No.	Description	Location
10.21	Second Amendment to Agreement of Sale dated October 8, 2018.	Incorporated by reference from Exhibit 10.1 to Registrant’s amended Current Report on Form 8-K, filed October 9, 2018.

10.22*	Letter Agreement between Blonder Tongue Laboratories, Inc. and Edward R. Grauch.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 30, 2018.

10.23	Third Amendment to Agreement of Sale dated January 30, 2019.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 31, 2019.

10.24	Loan and Security Agreement dated as of October 25, 2019 by and between MidCap Business Credit LLC, Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and Blonder Tongue Far East, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.25	Form of Revolving Note.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.26	Pledge and Security Agreement dated as of October 25, 2019 by and between Blonder Tongue Laboratories, Inc. and MidCap Business Credit LLC.	Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.27	Patent and Trademark Security Agreement dated as of October 25, 2019 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and MidCap Business Credit LLC.	Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.28	Continuing Guaranty dated as of October 25, 2019 of Blonder Tongue Far East, LLC and R. L. Drake Holdings, LLC, as Guarantors, in favor of MidCap Business Credit LLC.	Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.29	Deferred Compensation Agreement dated as of December 29, 2019 between Blonder Tongue Laboratories, Inc. and Edward R. Grauch.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 6, 2020.

10.30	Senior Subordinated Convertible Loan and Security Agreement dated as of April 8, 2020 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.31	Consent and Amendment to Loan Agreement and Loan Documents dated as of April 8, 2020 by and among MidCap Business Credit LLC, Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, and Blonder Tongue Far East, LLC.	Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed April 9, 2020.

Exhibit No.	Description	Location
10.32	Subordination Agreement dated as of April 8, 2020 by and between MidCap Business Credit LLC, the party identified therein as the Junior Creditor, Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, and Blonder Tongue Far East, LLC.	Incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.33	Continuing Guaranty of R. L. Drake Holdings, LLC, dated as of April 8, 2020, in favor of the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.34	Patent and Trademark Security Agreement dated as of April 8, 2020 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, and party identified therein as Agent.	Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.35*	Amendment No. 1 to Second Amended and Restated Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.36	First Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder, dated as of April 24, 2020 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 27, 2020.

10.37*	Form of Deferred Compensation Agreement for certain Executive Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed May 19, 2020.

10.38*	Form of Deferred Compensation Agreement for certain Executive Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 4, 2020.

10.39*	Second Amended and Restated Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 14, 2020.

10.40*	Amendment No. 1 Second Amended and Restated Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 14, 2020.

10.41*	Third Amended and Restated Director Stock Purchase Plan.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

10.42*	Amendment No. 1 to Third Amended and Restated Director Stock Purchase Plan.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

10.43*	Amendment No. 2 to 2016 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

10.44*	Amendment No. 3 to 2016 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

Exhibit No.	Description	Location
10.45	Second Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder, dated as of December 28, 2020 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 29, 2020.

10.46*	Deferred Compensation Agreement, Dated as of December 30, 2020.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 30, 2020.

10.47	Second Amendment to Loan Agreement, Dated as of January 8, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 11, 2021.

10.48	Third Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder, dated as of January 28, 2021 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021.

10.49*	Omnibus Amendment to Non-Qualified Stock Option Agreements.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 11, 2021.

10.50	Third Amendment to Loan Agreement, effective as of June 14, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2021.

10.51	Fourth Amendment to Loan Agreement, dated July 30, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 2, 2021.

10.52	Sales Agreement dated August 16, 2021, between Blonder Tongue Laboratories, Inc. and Roth Capital Partners, LLC.	Incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2021.

10.53	Stock Purchase Agreement dated as of August 23, 2021, between Blonder Tongue Laboratories, Inc. and Cavalry Fund I LP.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 23, 2021.

10.54	Fifth Amendment to Loan Agreement, dated August 26, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 30, 2021.

10.55**	Promissory Note dated August 24, 2021.	Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed August 30, 2021.

Exhibit No.	Description	Location
10.56	Stock Purchase Agreement dated as of November 15, 2021 between Blonder Tongue Laboratories, Inc. and Cavalry Fund I LP.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 11, 2021.

10.57*	Form of Deferred Compensation Agreement.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 14, 2021.

10.58	Sixth Amendment to Loan Agreement, dated December 16, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2021.

10.59	Seventh Amendment to Loan Agreement, dated February 11, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 15, 2022.

10.60	Eighth Amendment to Loan Agreement, dated March 3, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 4, 2022.

10.61	Ninth Amendment to Loan Agreement, dated April 5, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2022.

10.62	Tenth Amendment to Loan Agreement, dated May 5, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 5, 2022.

10.63	Eleventh Amendment to Loan Agreement, dated June 14, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2022.

10.64	Twelfth Amendment to Loan Agreement, dated July 1, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 6, 2022.

10.65	Thirteenth Amendment to Loan Agreement, dated October 25, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 31, 2022.

10.66	Fourteenth Amendment to Loan Agreement, dated October 28, 2022.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 3, 2022.

Exhibit No.	Description	Location
21	Subsidiaries of Blonder Tongue	Filed herewith.

23.1	Consent of Marcum LLP.	Filed herewith.

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File--the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Indicates management contracts or compensation plans or arrangements.

**	Certain confidential information contained in this exhibit, market by brackets, has been omitted because the information (i) is not material and (ii) would be competitively harmful if disclosed.

(c)	Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the applicable instructions or are inapplicable and therefore have been omitted.

ITEM 16. FORM 10-K SUMMARY

None.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blonder Tongue Laboratories Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blonder Tongue Laboratories, Inc. (the “Company”) and Subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2005.

New York, NY

April 17, 2023

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash	$79	$274
Accounts receivable, net of allowance for doubtful accounts of $216 and $240 as of December 31, 2022 and 2021, respectively	3,389	1,765
Inventories	3,966	4,854
Prepaid and other current assets	533	785
Total current assets	7,967	7,678
Property, plant and equipment, net	238	290
License agreements, net	3	7
Intangible assets, net	741	755
Goodwill	493	493
Right of use assets, net	4,778	1,984
Other assets, net	785	703
	$15,005	$11,910
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$4,387	$2,400
Current portion of long-term debt	70	71
Current portion of lease liability	569	826
Accounts payable	2,431	2,264
Accrued compensation	368	298
Accrued benefit pension liability	161	16
Income taxes payable	24	34
Other accrued expenses	145	151
Total current liabilities	8,155	6,060
Subordinated convertible debt with related parties	1,549	1,372
Lease liability, net of current portion	4,093	993
Long-term debt, net of current portion	134	200
Total liabilities	13,931	8,625
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; no shares outstanding as of December 31, 2022 and 2021, respectively	-	-
Common stock, $.001 par value; authorized 25,000 shares, 13,349 and 13,011 shares issued and outstanding as of December 31, 2022 and 2021, respectively	13	13
Paid-in capital	32,275	31,513
Accumulated deficit	(30,230)	(27,310)
Accumulated other comprehensive loss	(984)	(931)
Total stockholders’ equity	1,074	3,285
	$15,005	$11,910

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years ended December 31
	2022	2021
Statements of Operations
Net sales	$18,115	$15,754
Cost of goods sold	12,652	9,896
Gross profit	5,463	5,858
Operating expenses:
Selling expenses	1,995	2,459
General and administrative	3,821	3,767
Research and development	1,778	2,592
	7,594	8,818
Loss from operations	(2,131)	(2,960)
Gain on debt forgiveness	-	1,769
Other income	-	1,804
Interest expense, net	(789)	(514)
Earnings (loss) before income taxes	(2,920)	99
Provision for income taxes	-	15
Net earnings (loss)	(2,920)	$84
Net earnings (loss) per share, basic	$(0.22)	$0.01
Net earnings (loss) per share, diluted	$(0.22)	$0.02
Weighted average shares outstanding, basic	13,281	12,151
Weighted average shares outstanding, diluted	13,281	15,450
Statements of Comprehensive Loss
Net earnings (loss)	$(2,920)	$84
Changes in accumulated unrealized pension losses, net of taxes	(53)	21
Comprehensive income (loss)	$(2,973)	$105

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022 and 2021

(In thousands)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at January 1, 2021	11,558	$12	$29,571	$(27,394)	$(952)	$1,237
Net earnings	-	-	-	84	-	84
Recognized pension loss, net of taxes	-	-	-	-	21	21
Issuance of stock, net of offering costs	788	1	491	-	-	492
Exercised stock options	55	-	11	-	-	11
Exercised stock warrants	87	-	61	-	-	61
Stock awards for directors’ fees and employee compensation	318	-	427	-	-	427
Subordinated convertible debt discount	-	-	186	-	-	186
Conversion of subordinated convertible debt	205	-	204	-	-	204
Stock-based Compensation	-	-	562	-	-	562
Balance at December 31, 2021	13,011	$13	$31,513	$(27,310)	$(931)	$3,285
Net loss	-	-	-	(2,920)	-	(2,920)
Recognized pension Loss, net of taxes	-	-	-	-	(53)	(53)
Stock awards for directors’ fees and employee compensation	234	-	129	-	-	129
Conversion of subordinated convertible debt	104	-	62	-	-	62
Stock-based Compensation	-	-	571	-	-	571
Balance at December 31, 2022	13,349	$13	$32,275	$(30,230)	$(984)	$1,074

See accompanying notes to the consolidated financial statements.

BLONDER TONGUE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2022	2021

Cash Flows From Operating Activities:
Net earnings (loss)	$(2,920)	$84
Adjustments to reconcile net earnings (loss) to cash used in operating activities:
Gain on debt forgiveness	-	(1,769)
Loss on disposal of right of use assets	-	3
Depreciation	100	110
Amortization	25	230
Stock-based compensation expense	571	562
(Recovery) provision for doubtful accounts	(24)	(35)
Provision for inventory reserves	345	-
Fair value adjustment for stock awards	(21)	163
Non cash pension expense	92	20
Amortization of loan fees	60	60
Amortization of subordinated debt discount	63	108
Non cash interest expense	176	163
Amortization of right to use assets	766	801
Changes in operating assets and liabilities:
Accounts receivable	(1,600)	11
Inventories	543	(791)
Prepaid and other current assets	253	(554)
Lease liability	(718)	(787)
Other assets	(142)	(8)
Income taxes payable	(10)	6
Accounts payable, accrued expenses and accrued compensation	1,059	456
Net cash used in operating activities	(1,382)	(1,167)
Cash Flows From Investing Activities:
Capital expenditures	(48)	(31)
Acquisition of licenses	(7)	(55)
Net cash used in investing activities	(55)	(86)
Cash Flows From Financing Activities:
Net borrowings on line of credit	1,987	255
Repayments of debt	(67)	(61)
Proceeds from exercise of stock options	-	11
Proceeds from exercise of stock warrants	-	61
Payments on promissory notes	(678)	-
Borrowings of subordinated convertible debt	-	700
Proceeds of stock offering, net of offering costs	-	492
Net cash provided by financing activities	1,242	1,458
Net increase (decrease) in cash	(195)	205
Cash, beginning of year	274	69
Cash, end of year	$79	$274
Supplemental Cash Flow Information:
Cash paid for interest	$453	$179
Cash paid for income taxes	$10	$-
Non cash investing and financing activities:
Capital expenditures financed by notes payable	$-	$276
Stock paid to officers and directors in lieu of cash	$129	$264
Conversion of subordinated convertible debt to common stock	$62	$204
Right of use assets obtained by lease obligations	$3,560	$60

See accompanying notes to the consolidated financial statements

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than three months at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2022 and 2021. Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the creditworthiness of the financial institutions and evaluates its credit exposure.

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

The Company’s business includes one goodwill reporting unit. The Company annually reviews goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of the net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired. The Company performed its annual goodwill impairment test on December 31, 2022. Based upon its qualitative assessment, the Company determined that goodwill was not impaired.

The Company considers its trade name to have an indefinite life and in accordance with ASC 350, will not be amortized and will be reviewed annually for impairment.

(g) Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges in 2022 and 2021.

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

(i) Royalty and License Expense

The Company records royalty expense, as applicable, when the related products are sold. Royalty expense is recorded as a component of selling expenses. Royalty expense was $20 and $18 for the years ended December 31, 2022 and 2021, respectively. The Company amortizes license fees over the life of the relevant contract.

License agreements are carried at cost less accumulated amortization as follows:

	December 31,
	2022	2021

License agreements	$6,146	$6,139
Accumulated amortization	(6,143)	(6,132)
	$3	$7

Amortization of license fees is computed utilizing the straight-line method over the estimated useful life of 1 to 2 years. Amortization expense for license fees was $11 and $58 in the years ended December 31, 2022 and 2021, respectively. Amortization expense for license fees is projected to be approximately $7 in the year ending December 31, 2023.

(j) Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2022 and 2021 and cumulative translation gains and losses as of December 31, 2022 and 2021 were not material to the financial statements taken as a whole.

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

Revenue from the sale of products and services is recorded when the performance obligation is fulfilled, usually at the time of shipment or when the service is provided, at the net sales price (transaction price). Estimates of variable consideration, such as volume discounts and rebates, are reviewed and revised periodically by management. The Company elected to present revenue net of sales tax and other similar taxes and account for shipping and handling activities as fulfillment costs rather than separate performance obligations. Payments are typically due in 30 days, following delivery of products or completion of services. The Company provides a three-year warranty on most products. Warranty expense was de minimis in the two years ended December 31, 2022.

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

The following table presents the computation of basic and diluted net income per share for the year ended December 31, 2021:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$84	12,151	0.01
Effect of dilutive securities
Convertible debt	271	2,142
Warrants	-	48
Options	-	1,109
Diluted EPS	$355	15,450	0.02

The diluted share base excludes the following potential common shares due to their antidilutive effect for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Stock options	4,718	712
Warrants	890	-
Convertible debt	2,297	-
	7,905	712

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

(s) Adoption of Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“Topic 740”). The list of changes is comprehensive; however, the changes will not significantly impact the Company due to the full valuation allowance that is recorded against the Company’s deferred tax assets. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company adopted ASU 2019-12 in 2022. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or financial statement disclosure.

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. Under the new standard, an entity is required to estimate current expected credit losses on trade receivables at inception, based on historical information, current conditions, and reasonable and supportable forecasts. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the year ended December 31, 2022, the Company reported reduced revenues, a loss from operations and net cash used in operating activities, in conjunction with liquidity constraints. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary sources of liquidity have been its existing cash balances, cash generated from operations, amounts available under the MidCap Facility (see Note 6 below), amounts available under the Subordinated Loan Facility (see Note 7 below) and cash generated from sales of common stock (see Note 16 below). As of December 31, 2022, the Company had approximately $4,387 outstanding under the MidCap Facility (as defined in Note 6 below) and $570 of additional availability for borrowing under the MidCap Facility.

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

Disaggregation of Revenue

The Company is a technology-development and manufacturing company that delivers a wide range of products and services to the cable entertainment and media industry. Encoder/transcoder products are used by a system operator for encoding and transcoding of digital video. Encoders accept various input sources (analog and/or digital) and output digitally encoded 4K, UHD, HD or SD video in various output formats. Transcoders convert video files from one codec compression format to another to allow the video to be viewed across different platforms and devices. NXG is a two-way forward-looking platform that is used to deliver next-generation entertainment services in both enterprise and residential locations. Coax distribution products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a coax distribution network. CPE products are used by cable operators to provide video delivery to customers using IP technology. Digital modulation products are used by a system operator for acquisition, processing, compression, and management of digital video. Analog modulation products are used by a system operator for signal acquisition, processing and manipulation to create an analog channel lineup for further transmission. DOCSIS data products give service providers, integrators, and premises owners a means to deliver data, video, and voice-over-coaxial in locations such as hospitality, MDU's, and college campuses, using IP technology Contract-manufactured products provide manufacturing, research and development and product support services for other companies’ products. Service agreements and design includes hands-on training, system design engineering, on-site field support, remote support and troubleshooting and complete system verification testing. Fiber optic products are used to transport signals from the headend to their ultimate destination in a home, apartment unit, hotel room, office or other terminal location along a fiber optic distribution network.

The following table presents the Company’s disaggregated revenues by revenue source:

	Years ended December 31,
	2022	2021
Encoder and Transcoder products	$9,140	$7,863
NXG IP video signal processing products	2,709	1,924
DOCSIS data products	2,356	755
Coax distribution products	1,490	1,266
Digital modulation products	1,084	982
Analog modulation products	450	790
Service agreements and design	357	371
Fiber optic products	381	329
CPE products	29	1,120
Other	119	354
	$18,115	$15,754

Note 3 - Inventories

Inventories, net of reserves, are summarized as follows:

	December 31,
	2022	2021
Raw materials	$2,052	$1,824
Work in process	1,743	2,730
Finished goods	171	300
	$3,966	$4,854

The Company recorded a provision to reduce the carrying amount of inventories to their net realizable value in the amount of $3,571 and $3,226 at December 31, 2022 and 2021, respectively.

Note 4 - Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2022	2021
Machinery and equipment	$7,898	$7,860
Furniture and fixtures	442	442
Office equipment	2,452	2,442
Building improvements	121	121
	10,913	10,865
Less: Accumulated depreciation and amortization	(10,675)	(10,575)
	$238	$290

Depreciation expense amounted to approximately $100 and $110 during the years ended December 31, 2022 and 2021, respectively.

Note 5 – Intangible Assets

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2022 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$1,365	$-
Proprietary technology	349	349	-
Amortized intangible assets	1,714	1,714	-
Non-Amortized Trade name	741	-	741
Total	$2,455	$1,714	$741

The components of intangible assets that are carried at cost less accumulated amortization at December 31, 2021 are as follows:

Description	Cost	Accumulated Amortization	Net Amount

Customer relationships	$1,365	$1,354	$11
Proprietary technology	349	346	3
Amortized intangible assets	1,714	1,700	14
Non-Amortized Trade name	741	-	741
Total	$2,455	$1,700	$755

Amortization is computed utilizing the straight-line method over the estimated useful lives of 10 years for customer relationships and 10 years for proprietary technology. Amortization expense for intangible assets was $25 and $171 for the years ended December 31, 2022 and 2021, respectively. Intangible asset amortization is projected to be $0 in 2023.

Note 6 – Debt

Line of Credit

On October 25, 2019, the Company entered into a Loan and Security Agreement (All Assets) (the “Loan Agreement”) with MidCap Business Credit LLC (“MidCap”). The Loan Agreement provides the Company with a credit facility comprising a $5,000 revolving line of credit (the “MidCap Facility”). The MidCap Facility matures following the third anniversary of the Loan Agreement. Interest on the amounts outstanding under the Loan Agreement is variable, based upon the three-month LIBOR rate plus a margin of 4.75% (9.53% at December 31, 2022), subject to re-set each month. All outstanding indebtedness under the Loan Agreement is secured by all of the assets of the Company and its subsidiaries.

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

Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2022	2021
Financing leases (Note 8)	$204	$271
Less: Current portion	(70)	(71)
	$134	$200

Annual maturities of long term debt at December 31, 2022 are, $65 in 2023, $61 in 2024, $59 in 2025 and $15 in 2026.

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

The obligations of the Company under the Subordinated Loan Agreement are guaranteed by Drake and are secured by substantially all of the Company’s and Drake’s assets. The Subordinated Loan Agreement has a maturity date three years from the date of closing, at which time the accreted principal balance of the loan (by virtue of the PIK Interest) plus any other accrued unpaid interest, would be due and payable in full. In connection with the Subordinated Loan Agreement, the Company, Drake, the Lenders and MidCap entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which the rights of the Lenders under the Subordinated Loan Agreement were subordinated to the rights of MidCap under the MidCap Agreement and related security documents. The Subordination Agreement precludes the Company from making cash payments of interest in lieu of PIK Interest, in the absence of the prior written consent of MidCap or unless the Company is able to meet certain predefined conditions precedent to the making of any such payments of interest (or principal), as more fully described in the Subordination Agreement. The Company accrued $176 and $163 of PIK Interest with respect to the Subordinated Loan Facility during the years ended December 31, 2022 and 2021, respectively. The Company recorded $63 and $108 of interest expense related to the amortization of the debt discount during the year ended December 31, 2022 and 2021 respectively.

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

The following table summarizes the Company’s operating and financing lease expense as of December 31, 2022 and 2021, respectively:

	2022	2021
Operating lease cost	$947	$939
Financing lease cost	66	33
Total	$1,013	$972
Weighted average remaining lease term	6.1	2.3
Weighted average discount rate-operating leases	6.5%	6.5%

Maturities of the Company’s operating leases as of December 31, 2022, excluding short term leases are as follows:

2023	$945
2024	957
2025	971
2026	995
Thereafter	2,148
Total	6,016
Less: present value discount	(155)
Total operating lease liabilities	$5,861

Note 9- Commitments and Contingencies

Litigation

The Company from time to time is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note 10 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full-time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $90 and $64, for the years ended December 31, 2022 and 2021, respectively.

Defined Benefit Pension Plan

At December 31, 2022, approximately 28% of the Company’s employees were covered by a collective bargaining agreement, that is scheduled to expire in February 2027.

Substantially all union employees who met certain requirements of age, length of service and hours worked per year were covered by a Company sponsored non-contributory defined benefit pension plan. Benefits paid to retirees are based upon age at retirement and years of credited service.

On August 1, 2006, the plan was frozen. The defined benefit pension plan is closed to new entrants and existing participants do not accrue any additional benefits. The Company complies with minimum funding requirements. The total expense for this plan was $92 in 2022 and $20 in 2021, respectively.

The Company recognizes the funded status of its defined benefit pension plan measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the Consolidated Balance Sheets. As of December 31, 2022 and 2021, the funded status related to the defined benefit pension plan was underfunded by $(161) and $(16), respectively, and is recorded in current liabilities.

Note 11 - Related Party Transactions

A director and shareholder of the Company is a partner of a law firm that served as outside legal counsel for the Company. During the years ended December 31, 2022 and 2021, this law firm billed the Company approximately $413 and $548, respectively for legal services provided by this firm. At December 31, 2022 and 2021, the Company owed $343 and $293, respectively to this firm. In May of 2022, the Company stopped using the legal services of this firm.

Note 12 - Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.

Credit risk with respect to trade accounts receivable was concentrated with four of the Company’s customers in both 2022 and 2021, respectively. These customers accounted for approximately 68% and 62% of the Company’s outstanding trade accounts receivable at December 31, 2022 and 2021, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition, uses credit insurance and requires collateral, such as letters of credit, to mitigate its credit risk. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. From time to time where the Company determines that circumstances warrant, such as when a customer agrees to commit to a large blanket purchase order, the Company extends payment terms beyond its standard payment terms.

The following table summarizes credit risk with respect to customers as percentage of sales for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Customer A	14%	20%
Customer B	13%	14%
Customer C	11%	13%

The following table summarizes credit risk with respect to customers as percentage of accounts receivable:

	December 31,
	2022	2021
Customer A	23%	-
Customer B	18%	24%
Customer C	16%	17%
Customer E	11%	-

The following table summarizes credit risk with respect to vendors as percentage of purchases for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Vendor A	22%	16%
Vendor B	19%	20%
Vendor C	12%	-

The following table summarizes credit risk with respect to vendors as percentage of accounts payable:

	December 31,
	2022	2021
Vendor A	19%	28%
Vendor B	17%	-
Vendor D	-	10%

Note 13 – Stock Repurchase Program

On July 24, 2002, the Company commenced a stock repurchase program to acquire up to $300 of its outstanding common stock (the “2002 Program”). The stock repurchase was funded by a combination of the Company’s cash on hand and borrowings against its revolving line of credit. On February 13, 2007, the Company announced a new stock repurchase program to acquire up to an additional 100 shares of its outstanding common stock (the “2007 Program”). As of December 31, 2022, the Company can purchase up to $72 of its common stock under the 2002 Program and up to 100 shares of its common stock under the 2007 Program. The Company may, in its discretion, continue making purchases under the 2002 Program up to its limits, and thereafter to make purchases under the 2007 Program. During 2022 and 2021, the Company did not purchase any of its common stock under the 2002 Program or 2007 Program.

Note 14 – Executive and Director Stock Purchase Plans

On June 16, 2014, the Company’s Board of Directors adopted the Executive Stock Purchase Plan (the “ESPP”), which was subsequently amended several times most recently on September 10, 2020, retroactively effective to September 1, 2020. The ESPP allows executive officers of the Company to elect to purchase common stock of the Company in lieu of receiving a portion of their salary. The maximum number of shares of common stock that can be purchased by all participants, in the aggregate, pursuant to the ESPP is 750 shares. The shares will be purchased directly from the Company at the fair market value of the Company’s common stock on the date of purchase (based on selling prices reported on NYSE American), which is the payroll date when the salary is withheld. As of December 31, 2022, approximately 303 shares were purchased under the ESPP.

On November 8, 2016, the Company’s Board of Directors adopted the Director Stock Purchase Plan (the “DSPP”), which was subsequently amended several times most recently on October 12, 2020. The DSPP allows non-employee directors of the Company to elect to purchase common stock of the Company in lieu of receiving a portion of their director and meeting fees. The maximum number of shares of common stock that can be purchased by all participants, in the aggregate, pursuant to the DSPP is 1,000 shares. The shares will be purchased directly from the Company at the fair market value of the Company’s common stock on the date of purchase (based on selling prices reported on NYSE American), which is the check date when the fees would normally be paid. As of December 31, 2022, approximately 390 shares were purchased under the DSPP.

Note 15 – Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2022 and 2021, there were no outstanding preferred shares.

Note 16 – Private Placement and Common Stock Sales

On December 14, 2020, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited investors (the "Purchasers") for the sale and issuance by the Company to the Purchasers of (i) an aggregate of 1,429 shares (the "Shares") of the Company's common stock and (ii) warrants (the "Purchaser Warrants") to purchase an aggregate of up to 714 shares of common stock (the "Purchaser Warrant Shares"), for aggregate gross proceeds to the Company of $1,000, before deducting placement agent fees and offering expenses payable by the Company. The Company also agreed to issue to the placement agents and certain persons affiliated with the placement agents, as additional compensation, (a) fully-vested warrants (the "Placement Agent Warrants") to purchase an aggregate of up to 100 shares (the "Placement Agent Warrant Shares") of common stock and (b) contingent warrants (the "Placement Agent Contingent Warrants") to purchase an aggregate of up to an additional 50 shares (the "Placement Agent Contingent Warrant Shares") of common stock. The transaction closed on December 15, 2020.

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

The Purchase Agreement obligated the Company to call a special meeting of its stockholders to seek stockholder approval of the issuance of shares of its common stock issuable in connection with this transaction in excess of 19.99% of the Company's outstanding shares of common stock, in accordance with the requirements of Section 713(a) of the New York Stock Exchange (“NYSE”) American Company Guide. Stockholder approval was obtained on March 4, 2021.

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

On August 23, 2021, the Company entered into a Stock Purchase Agreement (the “August Purchase Agreement”) with an institutional investor providing for the sale by the Company to the investor of 200 shares of the Company’s common stock at a purchase price of $1.08 per share, resulting in aggregate proceeds to the Company of $216. The shares were offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3. The Company's sale of the shares pursuant to the August Purchase Agreement will have the effect of reducing the amount of shares that may be sold pursuant to the Sales Agreement from $400 to $184. Taking into account sales of common stock pursuant to the August Purchase Agreement and sales of common stock pursuant to the Sales Agreement to date, the amount available to be sold under the Sales Agreement is currently $9.

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

The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years ended December 31,
	2022	2021
Fair value of the company’s common stock on date of grant	$0.565	$1.513
Expected term	6.5 years	6.5 years
Risk free interest rate	2.69%	1.13%
Dividend yield	0.00%	0.00%
Volatility	118.0%	79.0%
Fair value of options granted	$0.496	$1.06

The following table summarizes total stock-based compensation costs recognized for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Cost of goods sold	$40	$42
Selling expenses	45	77
General and administrative	421	343
Research and development	65	100
Total	$571	$562

The following table summarizes information about stock-based awards outstanding for the year ended December 31, 2022:

Plan	Stock Options
2016 Employee Plan	2,207
2016 Director Plan	1,209
Other	500
2005 Employee Plan	730
2005 Director Plan	219
4,865
Stock-based awards available for grant as of December 31, 2022	77

Stock options award activity for the year ended December 31, 2022 is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	4,229	$0.90
Options granted	956	0.54
Options exercised	-	-
Options forfeited	(80)	1.08
Options expired	(248)	1.00
Outstanding at December 31, 2022	4,857	$0.82	5.1	$-
Exercisable at December 31, 2022	3,760	$0.86	5.2	$-

During the year ended December 31, 2022, the Company granted options under the 2016 Employee Plan and the 2016 Director Plan to purchase 956 shares of common stock to its employees and directors. The fair value of these options was approximately $449.

The aggregate intrinsic value of stock options is calculated as the difference between exercise price of the underlying stock options and the fair value of the Company’s common stock or $0.19 per share at December 31, 2022.

The Company does not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock (or reduces the amount of treasury stock) upon exercise of stock options or release of restricted stock awards.

As of December 31, 2022, the unamortized stock compensation expense was approximately $321.

The following table represents warrant activity for the year ended December 31, 2022:

	Number of shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term
Outstanding at January 1, 2022	841	$1.21
Warrants granted	111	0.45
Warrants exercised	-	-
Warrants forfeited	-	-
Warrants expired	-	-
Outstanding at December 31, 2022	952	$1.12	2.25
Exercisable at December 31, 2022	952	$1.12	1.10

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

In December 2022, the Company issued a 5-year warrant to purchase 111 shares of common stock of the Company to David E. Cymiak. The warrant was granted as partial consideration in connection with the placement fee for the Subordinated Loan Facility (see Note 7). The warrant is exercisable at $0.45 per share and vested immediately. The fair value of the warrant was $12.

Note 18 – Other Income

For the year ended December 31, 2021, the Company accrued payroll tax credits of $1,804, through the Employee Retention Tax Credit program (“ERTC”). The amount was recorded as other income and included in prepaid and other current assets as of the applicable quarter end date. The Company received $577 of the first quarter of 2021 ERTC in April, $115 towards Q2 in July, $181 towards Q3 in August, $219 towards Q3 in October and $195 towards Q3 in November. The ERTC was initially established as part of the CARES Act of 2020 and subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021. The CAA and ARPA amendments to the ERTC program provide eligible employers with a tax credit in an amount equal to 70% of qualified wages (including certain health care expenses) that eligible employers pay their employees after January 1, 2021 through September 30, 2021. The maximum amount of qualified wages taken into account with respect to each employee for each calendar quarter is $10,000, so that the maximum credit that an eligible employer may claim for qualified wages paid to any employee is $7,000 per quarter. For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files the applicable quarterly tax filings on Form 941. At December 31, 2022, the Company is still owed $299 in ERTC funds which it expects to receive during the second quarter of 2023.

Note 19 - Income Taxes

The following summarizes the benefit for income taxes for the years ended December 31, 2022 and 2021:

	2022	2021
Current:
Federal	$-	$-
State and local	0	15
	0	15
Deferred:
Federal	(471)	(266)
State and local	(7)	(3)
	(478)	(269)
Valuation allowance	478	269
Provision for income taxes	$0	$15

The provision for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following for the years ended December 31, 2022 and 2021:

	2022	2021
Provision (benefit) for Federal income taxes at the statutory rate	$(613)	$21
State and local income taxes, net of Federal provision (benefit)	(25)	10
Permanent differences:
Other	88	(285)
Change in valuation allowance	478	269
Stock Compensation	72	-
Provision for income taxes	$0	$15

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$46	$51
Inventories	746	668
Intangible	114	139
Share based compensation	330	332
Net operating loss carry forward	7,832	7,691
Sec 174 Research & Development	303
Depreciation	8	22
Pension liability	63	43
Other	1	2
Total deferred tax assets	9,443	8,948
Deferred tax liabilities:
Intangible	(4)	(4)
Indefinite life intangibles	(191)	(174)
Total deferred tax liabilities	(195)	(178)
	9,248	8,770
Valuation allowance	(9,248)	(8,770)
Net	$-	$-

For the year ended December 31, 2022, the Company had approximately $28,169 and $24,541 of federal and state net operating loss carryovers ("NOL"), respectively, which begin to expire in 2022. Additionally, there are federal NOL carryovers of $8,300 which do not expire.

The changes in the valuation allowance for the years ended December 31, 2022 and December 31, 2021 were $478 and $269, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence. The significant negative evidence includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2022, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

The Company had no change in its liability for uncertain tax position during 2022 and no liabilities for uncertain tax positions as of December 31, 2022. ASC 740 discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties incurred in connection with income taxes as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2022 and 2021.

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

BLONDER TONGUE LABORATORIES, INC.

Date: April 17, 2023	By:	/s/ Robert J. Pallé
Robert J. Pallé
Chief Executive Officer

	By:	/s/ Michael P. Censoplano
Michael P. Censoplano
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Pallé	Chief Executive Officer, President, and Director	April 17, 2023
Robert J. Pallé	(Principal Executive Officer)

/s/ Michael P. Censoplano	Chief Financial Officer and Secretary	April 17, 2023
Michael P. Censoplano	(Principal Financial Officer and Principal Accounting Officer)

/s/ James F. Williams	Director	April 17, 2023
James F. Williams

/s/ Charles E. Dietz	Director	April 17, 2023
Charles E. Dietz

/s/ Gary P. Scharmett	Director	April 17, 2023
Gary P. Scharmett

/s/ Steven L. Shea	Director	April 17, 2023
Steven L. Shea

/s/ Stephen K. Necessary	Director	April 17, 2023
Stephen K. Necessary

/s/ John Burke	Director	April 17, 2023
John Burke

/s/ Michael Hawkey	Director	April 17, 2023
Michael Hawkey

48