Form 10-K/A
period 2022-12-31
BLONDER TONGUE LABORATORIES INC
filed 2023-04-28
CIK 1000683

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022: $1,440,913

Number of shares of common stock, par value $.001, outstanding as of April 14, 2023: 13,368,538

Documents incorporated by reference: None

Auditor Name:	Auditor Location:	Auditor Firm ID:

Marcum llp	New York, New York	688

EXPLANATORY NOTE

Blonder Tongue Laboratories, Inc. (the “Company,” “we,” “us,” “our” and other similar terms) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 17, 2023 (the “Original Form 10-K”), for the purpose of filing Part III of Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Accordingly, this Amendment consists only of the facing page, this explanatory note, Items 10-14 of Part III of Form 10-K, Item 15 of Part IV of Form 10-K, the signature pages to Form 10-K and the submitted exhibits. The Original Form 10-K is otherwise unchanged and has been omitted. This Amendment should be read in conjunction with the Original Form 10-K. Further, this Amendment does not reflect any subsequent events occurring after the original filing date of the Original Form 10-K and does not modify or update in any way the disclosures made in the Original Form 10-K except as described above.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Board of Directors

The Company’s Certificate of Incorporation and Amended and Restated Bylaws, as currently in effect, provide that our Board of Directors (the “Board”) shall consist of between five and eleven members, as determined from time to time by the Board, divided into three classes as nearly equal in number as possible. The successors to each class of directors whose terms expire at an annual meeting of our stockholders will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. The size of the Board is currently set at eight Directors.

The following table sets forth the names and certain information about each of our Directors:

Name	Age	Director Since

John Burke	60	2020
Charles E. Dietz	75	2011
Michael Hawkey	57	2020
Stephen K. Necessary	66	2018
Robert J. Pallé	77	1993
Gary P. Scharmett	67	1997
Steven L. Shea	63	2009
James F. Williams	65	1993

Set forth below is a brief summary of the recent business experience and background of each of our Directors. The Board believes that each Director possesses the qualities and experience that Directors should possess, as such criteria for Board membership has been established by the Board through its Nominating & Corporate Governance Committee. Also included below is information about each Director’s specific experience, qualifications, attributes or skills that led the Board to conclude that he should serve as a Director. As reflected, the Nominating & Corporate Governance Committee seeks out, and the Board is comprised of, individuals with diverse professional backgrounds, experiences and skills.

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

Mr. Burke serves as a Class II Director, with a term expiring at the Company’s annual meeting of stockholders in 2024.

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

Mr. Dietz serves as a Class III Director, with a term expiring at the Company’s annual meeting of stockholders in 2025.

Michael Hawkey has been one of our Directors since June 2020. Currently Mr. Hawkey is the Vice President and General Manager of 75F, a provider of advanced IoT-based building management solutions. Prior to February 2021, Mr. Hawkey served as Senior Vice President and General Manager of Xperi/TiVo Corporation, where he led growth initiatives, overall strategy and product offerings across TiVo’s product portfolio. Before joining TiVo in 2015, he spent more than seven and a half years with EchoStar, rising to the level of Senior Vice President and General Manager of Sling Media. Earlier in his career, Mr. Hawkey held engineering roles with Wester Digital, ASIC Designs, Inc, and McDonnell Douglas Electronics Company. He holds a Bachelor of Science in Computer Engineering from the Rose Hulman Institute for Technology.

The Board concluded that Mr. Hawkey should serve as a Director due to his extensive industry knowledge and management experience in the cable television and communications industry, including his experience in markets that are a focus of the Company’s business strategy.

Mr. Hawkey serves as a Class III Director, with a term expiring at the Company’s annual meeting of stockholders in 2025.

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

Robert J. Pallé has been one of our Directors since September, 1993. He also has been serving as our Chief Executive Officer and President since March 17, 2023. He previously served as our President from May, 2003 until May, 2019, our Chief Executive Officer from May, 2015 until December 31, 2019 and our Managing Director-Strategic Accounts during 2020, ending his service as an employee of the Company on December 31, 2020. Prior to that, Mr. Pallé served as our Chief Operating Officer and Secretary since April, 1989, our Executive Vice President from April, 1989 until May, 2003 and as our Interim Treasurer from March through April, 2001.

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

Mr. Pallé serves as a Class II Director, with a term expiring at the Company’s annual meeting of stockholders in 2024.

Gary P. Scharmett has been one of our Directors since December, 1997. Since January, 2023, Mr. Scharmett has been a Senior Counsel in the law firm of Stradley Ronon Stevens & Young, LLP (“Stradley”), which served as our outside counsel through May 2022. From January 1989 through December 2022, Mr. Scharmett was a partner in Stradley, and served on the Board of Directors of that firm from January, 2001 until December, 2003. He presently serves as the Co-Chair of that firm’s Finance & Restructuring Practice Group. Mr. Scharmett is a past President, and until 2022 had served for more than the prior five years as a member of the Board of Directors of The Association of Commercial Finance Attorneys, Inc. Until December 31, 2019, Mr. Scharmett had also served for more than the prior five years as a member of the Board of Directors of the Philadelphia Chapter of the Turnaround Management Association.

The Board concluded that Mr. Scharmett should serve as a Director due to the important experience, judgment and perspective he brings to the Board based upon his more than forty years of experience as a corporate attorney, representing a diverse range of companies on complex matters, including financing, regulatory and corporate governance matters. In addition, having served as our principal legal advisor from 1989 through May 2022, Mr. Scharmett has a unique understanding of our business and the industry in which we operate and compete.

Mr. Scharmett serves as a Class II Director, with a term expiring at the Company’s annual meeting of stockholders in 2024.

Steven L. Shea has been one of our Directors since September, 2009 and was appointed to serve as the Chairman of the Board in May 2015. Mr. Shea has more than twenty-five years of investment banking experience. He was appointed to the Board of the Directors of Unico American Corp. (Nasdaq: “UNAM”) in November 2020 and became its Chairman of the Board in February 2021. In October 2021, he was appointed to the additional positions of President, CEO and COO. From January 2016 until January 2018, Mr. Shea served on the Board of Directors of TradeRiver Finance USA. From November 2013 until February 2017, Mr. Shea served as Special Advisor to Tufton Capital Management, LLC, an SEC registered investment advisor (formerly known as Hardesty Capital Management, LLC). From November 2013 through May 2015, Mr. Shea also served as Chairman of the Executive Committee of Hardesty Capital Management, LLC. From January, 2011 until November, 2013, he served as President of Hardesty Capital Management, LLC and Hardesty Capital Corporation, which provide investment advisory services to corporations, institutions and individuals. Prior thereto, Mr. Shea was an Executive Vice President of Ferris, Baker Watts, Inc. (“Ferris Baker”), from 1999 until the sale of such firm in 2008. Mr. Shea also served as the Executive Director of the Capital Markets Division of Ferris Baker and was a member of their Board of Directors and Executive and Strategic Alternative Committees of its Board of Directors. Prior to his position at Ferris Baker, Mr. Shea was a Vice President with Mercantile Safe Deposit and Trust Company from 1989 to 1993, and was a Vice President at Maryland National Bank from 1981 to 1989.

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

James F. Williams has been one of our Directors since September, 1993. From June 1999 until March 2021 he served as the Chief Financial Officer and a Director of OSC Holding, Inc. and its subsidiaries, which provide demolition, environmental and civil contracting services primarily in the United States and Canada. From July, 2007 through February 2013, Mr. Williams served as a Director, Managing Member and Vice President of Buffalo City Center Leasing, LLC, which, was a lessor of electronic equipment.

The Board concluded that Mr. Williams should serve as a Director due to his strong experience in strategic planning, leadership, finance and executive management with various organizations. As a Director for nearly thirty years, Mr. Williams also provides perspective, institutional knowledge and a deep understanding of our business.

Mr. Williams serves as a Class III Director, with a term expiring at the Company’s annual meeting of stockholders in 2025.

Information Regarding Executive Officers

The following table sets forth the names and certain information about each of our executive officers:

Name	Age	Position

Robert J. Pallé	77	Chief Executive Officer, President, and Director
Michael P. Censoplano	50	Chief Financial Officer, Treasurer, and Secretary
Allen Horvath	71	Senior Vice President-Operations and Assistant Secretary

Robert J. Pallé currently serves as our Chief Executive Officer and President since March 17, 2023. Mr. Pallé also has been one of our Directors since September, 1993. He previously served as our President from May, 2003 until May, 2019, our Chief Executive Officer from May, 2015 until December 31, 2019 and our Managing Director-Strategic Accounts during 2020, ending his service as an employee of the Company on December 31, 2020. Prior to that, Mr. Pallé served as our Chief Operating Officer and Secretary since April, 1989, our Executive Vice President from April, 1989 until May, 2003 and as our Interim Treasurer from March through April, 2001.

Michael P. Censoplano currently serves as our Chief Financial Officer, Treasurer, and Secretary since March 13, 2023. Mr. Censoplano was our Interim Chief Financial Officer from February 23, 2023, until March 13, 2023. He previously served as our Controller since January 2001 and as our assistant controller from July 2000 through December 2000. He has an undergraduate degree from Rider University.

Allen Horvath has been our Senior Vice President-Operations since January 23, 2020 and Assistant Secretary since June 11, 2020. Prior to his appointment as Senior Vice President, Mr. Horvath served as our Vice President-Operations since May, 2013 and as our Vice President-Manufacturing since May, 2003 and is responsible for our manufacturing operations. Mr. Horvath served as our Manufacturing Manager from 1998 until May, 2003. Since 1976, Mr. Horvath has served us in various management positions in the areas of production testing, engineering, quality control and manufacturing.

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

The Board believes that establishing the right “tone at the top” and full and open communication between management and the Board are essential for effective risk management and oversight. At each regular Board meeting, the Board receives reports from members of senior management on areas of material risk to the Company, including operational, financial, strategic and performance risks. The full Board frequently receives these reports from the appropriate “risk owner” within the organization to facilitate our risk identification, risk management and risk mitigation strategies. This enables the Board to coordinate risk oversight, particularly with respect to risk interrelationships across corporate disciplines.

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

Board Committees

Audit Committee

The Company has a separately designated standing audit committee that has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10A-3 promulgated under the Exchange Act. The Audit Committee is currently comprised of James F. Williams, Charles E. Dietz, Stephen K. Necessary, and Steven L. Shea, each of whom is a non-employee Director. The Audit Committee, among other things:

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

Each of the members of the Audit Committee who served during 2022 was determined by the Board to be independent, as independence for audit committee members is defined by NYSE American and each also meets the requirements of Rule 10A-3 under the Exchange Act. In addition, the Board has determined that a member of the Audit Committee, James F. Williams, qualifies as an “audit committee financial expert” as defined in Section 407(d)(5)(ii) of Regulation S-K.

The Board has adopted a written charter for the Audit Committee. The Board, in concert with the Audit Committee, reviews and reassesses the charter for adequacy on an annual basis. A copy of the Audit Committee Charter is available on our website at www.blondertongue.com under the “About Us/Investor Relations/Audit Committee Charter” caption.

Compensation Committee

The Compensation Committee is currently comprised of Stephen K. Necessary, John Burke, Charles E. Dietz, and James F. Williams, each of whom is a non-employee Director. Mr. Necessary serves as the Chairman of the Compensation Committee. Each of the members of the Compensation Committee who served during 2022 was determined by the Board to be independent, as independence for compensation committee members is defined by NYSE American rules.

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

With regard to the compensation of our Chief Executive Officer/President and our Chief Financial Officer, the Compensation Committee reviews individual performance, written comments and performance grades received from members of the Board regarding performance, relevant compensation information from salary surveys (when available), and summary information and periodically, comments from peer review questionnaires. The Chief Executive Officer also provides the Compensation Committee with a summary review of the President’s (except when the Chief Executive Officer and the President are the same person) performance. Based upon its review of all of the foregoing information, the Compensation Committee determines the form and amount of compensation for these officers, subject to Board approval of their base salaries. The base salary of the Chief Executive Officer/President is presently reviewed every year. In 2022, the Compensation Committee did not solicit written comments and performance grades from members of the Board regarding the performance of the Chief Executive Officer/President and Chief Financial Officer.

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

The Compensation Committee does not establish the amount or form of Director compensation. These determinations are made and approved by the full Board; however, the Compensation Committee will periodically review and recommend to the Board compensation, equity-based plans and benefit programs for non-employee Directors. Grants of stock option awards and/or restricted or unrestricted shares to non-employee Directors are generally made annually upon consideration and approval by the full Board with each non-employee Director abstaining from voting on an award to him.

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

Nominating & Corporate Governance Committee

The Nominating & Corporate Governance Committee is currently comprised of Gary P. Scharmett, John Burke, Stephen K. Necessary, and Steven L. Shea, each of whom is a non-employee Director. Mr. Scharmett serves as the Chairman of the Nominating & Corporate Governance Committee. Each of the members of the Nominating & Corporate Governance Committee who served during 2022 was determined by the Board to be independent, as independence for nominating committee members is defined by NYSE American rules.

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

The Nominating & Corporate Governance Committee does not have a formal policy with respect to diversity. In order to enhance the overall quality of the Board’s deliberations and decisions, however, the Nominating & Corporate Governance Committee seeks candidates with diverse professional backgrounds and experiences, representing a mix of industries and professions with varied skill sets and expertise.

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

Meetings of the Board of Directors and Committees

During the year ended December 31, 2022 the full Board held 24 meetings, the Compensation Committee held six meetings, the Nominating & Corporate Governance Committee held three meetings, and the Audit Committee held five meetings. Each member of the Board attended (either in person or via teleconference) at least 75% of the aggregate of the total number of full Board meetings held in 2022 and each member of the standing committees of the Board attended (either in person or via teleconference) at least 75% of the aggregate of the total number of committee meetings held in 2022 with respect to the committee(s) during the period in which the Director served during 2022.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our Directors and executive officers, and persons who are the beneficial owners of more than 10% of our Common Stock (collectively, the “Reporting Persons”), to file with the SEC, initial reports of ownership and reports of changes in ownership of our Common Stock.

Based solely on a review of the Section 16(a) reports filed with the SEC, or written representations from Reporting Persons to us, we believe all Directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed for 2022 by Section 16(a) under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Summary Executive Compensation

The following table summarizes the total compensation paid to or earned by our former Chief Executive Officer and our other named executive officers for services rendered to us in all capacities for the fiscal years ended December 31, 2022 and 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Edward R. Grauch	2022	346,930	-	37,200	2,064	(3)	386,194
Former Chief Executive Officer,	2021	265,440	-	63,600	1,700	(3)	330,740
President(2)

Eric Skolnik	2022	241,252	-	37,200	6,091	(5)	284,543
Former Chief Financial Officer,	2021	206,609	-	63,600	3,315	(5)	273,524
Treasurer and Secretary(4)

Ronald Alterio	2022	134,278	-	37,200	3,209	(7)	174,687
Former Vice President-Operations,	2021	238,617	-	63,600	2,882	(7)	305,099
Chief Technology Officer(6)

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 17 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no stock awards in 2022 or 2021.

(2)

Mr. Grauch and the Company entered into deferred compensation agreements. Pursuant to the agreements, Mr. Grauch agreed to defer a percentage of his cash compensation and as of each date on which compensation that would otherwise have been paid to him is deferred, the Company accrues a number of shares of Common Stock calculated by dividing (i) the dollar amount of the deferred compensation for such date by (ii) the fair market value of one share of Common Stock. For 2022, the amount shown in the “Salary” column includes (A) $201,233 in cash salary and (B) $145,697 of value of deferred compensation. For 2021, the amount shown in the “Salary” column includes (C) $190,440 in cash salary and (D) $75,000 of value of deferred compensation. See “Deferred Compensation Agreements,” below.

(3)	The amounts shown in the “All Other Compensation” column for Mr. Grauch include our matching contribution to our 401(k) defined contribution plan for the benefit of Mr. Grauch and the dollar value of life insurance premiums paid by us with respect to life insurance for the benefit of Mr. Grauch.

(4)

Mr. Skolnik and the Company entered into a deferred compensation agreement. Pursuant to the agreement, Mr. Skolnik agreed to defer a percentage of his cash compensation and as of each date on which compensation that would otherwise have been paid to him was deferred, the Company accrues a number of shares of Common Stock calculated by dividing (i) the dollar amount of the deferred compensation for such date by (ii) the fair market value of one share of Common Stock. For 2022, the amount shown in the “Salary” column includes (A) $227,502 in cash salary and (B) $13,750 of value of deferred compensation. For 2021, the amount shown in the “Salary” column includes (C) $184,974 in cash salary and (D) $21,635 of value of deferred compensation. See “Deferred Compensation Agreements,” below.

(5)	The amounts shown in the “All Other Compensation” column for Mr. Skolnik include our matching contribution to our 401(k) defined contribution plan for the benefit of Mr. Skolnik and the dollar value of life insurance premiums paid by us with respect to life insurance for the benefit of Mr. Skolnik.

(6)

Mr. Alterio and the Company entered into a deferred compensation agreement. Pursuant to the agreement, Mr. Alterio agreed to defer a percentage of his cash compensation and as of each date on which compensation that would otherwise have been paid to him is deferred, the Company accrues a number of shares of Common Stock calculated by dividing (i) the dollar amount of the deferred compensation for such date by (ii) the fair market value of one share of Common Stock. For 2022, the amount shown in the “Salary” column includes (A) $127,355 in cash salary and (B) $6,923 of value of deferred compensation. For 2021, the amount shown in the “Salary” column includes (C) $214,578 in cash salary and (D) $24,089 of value of deferred compensation. See “Deferred Compensation Agreements,” below.

(7)	The amounts shown in the “All Other Compensation” column for Mr. Alterio include our matching contribution to our 401(k) defined contribution plan for the benefit of Mr. Alterio and the dollar value of life insurance premiums paid by us with respect to life insurance for the benefit of Mr. Alterio.

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

Executive Officer Bonus Plan

Historically, we have provided our executives with an annual opportunity to earn cash incentive awards through our Executive Officer Bonus Plan. The performance goals are expressed in terms of (a) one or more corporate or divisional earnings-based measures (which may be based on net income, operating income, cash flows, or any combination thereof) and/or (b) one or more corporate or divisional sales-based measures. Each such goal may be expressed on an absolute and/or relative basis, may employ comparisons with our past performance (including one or more divisions) and/or the current or past performance of other companies, and in the case of earnings-based measures, may employ comparisons to capital, stockholders’ equity and shares outstanding. Performance goals need not be uniform among participants.

After our financial results for a fiscal year have been determined, the Compensation Committee will certify the level of performance goal attainment and the potential bonus payment for each participant. The Compensation Committee has full authority to decrease the amount that would otherwise be payable to any participant for a fiscal year.

In March 2022, the Compensation Committee determined that for the fiscal year 2022, none of the executive officers of the Company would be participants under the Executive Officer Bonus Plan. As such, no bonuses were paid to our named executive officers relating to such year.

Deferred Compensation Agreements

During 2021, the Company and Messrs. Grauch, Skolnik and Alterio entered into deferred compensation agreements. Pursuant to these agreements, the executive officers agreed to suspend the payment of a percentage of such executive officers’ cash compensation. Messrs. Skolnik, Alterio and Horvath each agreed to the deferral of ten percent (10%) of the cash compensation to be earned by him for a period beginning with the second regular pay period of 2021 and extending through December 25, 2021. Mr. Grauch agreed to a deferral of twenty five percent (25%) of the cash compensation to be earned by him during 2021. As of each date on which compensation that would otherwise have been paid is deferred pursuant to these agreements, the Company is obligated to accrue a number of shares of its Common Stock calculated by dividing (i) the dollar amount of the deferred compensation for such date by (ii) the fair market value of one share of the Common Stock. The “fair market value” is equal to the official closing price on the NYSE American consolidated tape on the calculation date, or if that day in not a trading day on the trading day immediately preceding such day, as long as the Company’s Common Stock is listed on the NYSE American exchange. In connection with those agreements, the Company is obligated during 2022, on the first business day following the close of each calendar quarter of 2022, to distribute to Mr. Grauch that number of shares of Common Stock accrued pursuant to the agreement during the corresponding quarter of 2021. The Company was obligated on or before March 15, 2022, to distribute the number of shares of Common Stock accrued pursuant to these agreements for Messrs. Skolnik, Alterio and Horvath.

During 2022, the Company and Messrs. Grauch, Skolnik and Alterio also entered into deferred compensation agreements. Pursuant to these agreements, the executive officers agreed to suspend the payment of a percentage of such executive officers’ cash compensation. Messrs. Skolnik, Alterio and Horvath each agreed to the deferral of ten percent (10%) of the cash compensation to be earned by him for a period beginning with the second regular pay period of 2022 and extending through December 24, 2022. Mr. Grauch initially agreed to a deferral of twenty five percent (25%) of the cash compensation to be earned by him during 2022. In May of 2022, Mr. Grauch agreed to increase his deferral to one hundred percent (100%) of the cash compensation to be earned by him from May 15, 2022 to November 11, 2022. As of each date on which compensation that would otherwise have been paid is deferred pursuant to these agreements, the Company is obligated to accrue a number of shares of its Common Stock calculated by dividing (i) the dollar amount of the deferred compensation for such date by (ii) the fair market value of one share of the Common Stock. The “fair market value” is equal to the official closing price on the NYSE American consolidated tape on the calculation date, or if that day in not a trading day on the trading day immediately preceding such day, as long as the Company’s Common Stock is listed on the NYSE American exchange. In connection with those agreements, the Company is obligated during 2023, on the first business day following the close of each calendar quarter of 2023, to distribute to Mr. Grauch that number of shares of Common Stock accrued pursuant to the agreement during the corresponding quarter of 2022. The Company was obligated on or before March 15, 2023, to distribute the number of shares of Common Stock accrued pursuant to these agreements for Messrs. Skolnik, Alterio and Horvath.

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

The 2016 Employee Plan is administered by the Compensation Committee of the Board. Under the 2016 Employee Plan, our executive officers and other key employees, as determined by the Compensation Committee, are eligible to receive equity-based awards from time to time as determined by the Compensation Committee. The 2016 Employee Plan authorizes the award of up to a maximum of 3,000,000 shares. Any shares subject to an award issued under the 2016 Employee Plan which is terminated, canceled, expired or forfeited for any reason will again be available for the grant of an award. Under the 2016 Employee Plan, our executive officers and other key employees may be awarded Stock Options, SARs, Stock Awards, which may be either restricted stock or unrestricted stock, and Performance Awards. Each grant of a Stock Option, SAR, Stock Award or Performance Award will be subject to a written Award Agreement which shall specify the terms and conditions of the grant as determined by the Compensation Committee; provided, however, that the exercise price for any Stock Options or SARs granted shall not be less than the fair market value of the underlying Common Stock on the date of grant. Awards under the 2016 Employee Plan are subject to clawback provisions under applicable law or under policies that may be adopted by us from time to time, and Stock Options awarded under the 2016 Employee Plan cannot be re-priced absent advance stockholder approval. The 2016 Employee Plan expires on February 4, 2026. At our annual meeting in 2017, stockholders approved an amendment to the 2016 Employee Plan, to increase the annual individual award limits relating to stock options and stock appreciation rights from 100,000 to 250,000 shares of Common Stock. At our annual meeting in 2018, stockholders approved an amendment to the 2016 Employee Plan to increase the number of shares available for grants and awards under the 2016 Employee Plan by 2,000,000 to its current limit of 3,000,000 shares. In October 2020, the 2016 Employee Plan was amended to modify the definition of “Fair Market Value” in respect of any Awards (as defined in the 2016 Employee Plan) made after October 12, 2020, as such definition would apply when the Company’s Common Stock is traded on a National Securities Exchange, from the arithmetic mean of the high and low selling price on the consolidated tape, to the official closing price on the consolidated tape.

In 2022, Mr. Grauch was awarded options to purchase 75,000 shares of our Common Stock, Mr. Skolnik was awarded options to purchase 75,000 shares of our Common Stock, and Mr. Alterio was awarded options to purchase 75,000 shares of our Common Stock. In each case, such options vest over three years in equal annual installments on each anniversary of the award date.

Retirement and Other Benefits

Each of the named executive officers is eligible to participate in our 401(k) Savings and Investment Retirement Plan, which covers all full-time employees and is qualified under Section 401(k) of the Internal Revenue Code. Under this plan, we matched 100% of each participating employee’s salary deferral up to a maximum match of 2% of eligible compensation.

We maintain group term life insurance for our employees, including our named executive officers, for which each participating employee designates his or her own beneficiary.

Outstanding Equity Awards Table

The following table discloses for each named executive officer all shares of our Common Stock underlying unexercised options as of December 31, 2022.

Outstanding Equity Awards at December 31, 2022

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)(2)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)
Edward R. Grauch	245,000	105,000	(3)	0.880	10/29/2028	–	–
	105,000	45,000	(3)	0.880	10/29/2028
	15,000	30,000		0.595	5/23/2030
		60,000		1.48	3/19/2031
		75,000		0.57	04/07/2032

Eric Skolnik	25,000			1.05	05/17/2022	–	–
	25,000			1.00	05/17/2023
	25,000			0.94	05/23/2024
	37,500			0.55	04/04/2027
	42,500			0.87	05/15/2028
	13,333	6,667		1.095	04/03/2029
	15,000	30,000		0.595	05/22/2030
		60,000		1.48	03/19/2031
		75,000		0.57	04/07/2032

Ronald Alterio	150,000			1.19	08/16/2028	–	–
		50,000	(4)	1.39	08/31/2028
	21,667	43,333		0.595	05/22/2030
		60,000		1.48	03/19/2031
		75,000		0.57	04/07/2032

(1)	Unless otherwise noted, all option awards were made under the A&R 2005 Employee Plan or the 2016 Employee Plan.

(2)	Unless otherwise noted, all options vest in three equal installments on the first, second and third anniversaries of the date of grant.

(3)	The vesting schedule for these options is (i) options with respect to 100,000 shares vest on each of the first two anniversaries of Mr. Grauch’s date of employment and (ii) options with respect to 150,000 shares vest on each of the third and fourth anniversaries of Mr. Grauch’s date of employment.

(4)	These options vest four years following the date of grant.

Compensation of Directors

Summary Compensation Table – Director Compensation

The following table discloses the actual compensation paid to or earned by each of our Directors who is not also a named executive officer in fiscal year 2022:

Name	Fees Earned or Paid in Cash ($)(1)	Stock and Option Awards ($)(2)		All Other Compensation ($)	Total ($)
John Burke	0	26,542	(3)	–	26,542
Charles E. Dietz	0	26,542	(3)	–	26,542
Michael Hawkey	0	26,542	(3)	–	26,542
Stephen K. Necessary	0	26,542	(3)	–	26,542
Gary P. Scharmett	0	26,542	(3)	–	26,542
Steven L. Shea	0	26,542	(3)	–	26,542
James F. Williams	0	26,542	(3)	–	26,542
Robert J Pallé	0	26,542	(3)	–	26,542

(1)	Certain of our Directors have entered into deferred compensation agreements with the Company that give those Directors the ability to defer cash Director fees otherwise payable to them in exchange for the Company’s obligation to deliver shares of Common Stock to them or pay such deferred fees in cash to them in the future. During 2022, certain Directors received shares of Common Stock and/or cash based on deferrals agreed to by such Directors in 2021.

(2)	The amounts in the “Stock and Option Awards” column reflect (i) the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and (ii) the value of the shares of Common Stock received by Directors who elected to defer cash Director fees and accept shares in lieu of cash when paid. Assumptions used in the calculation of the stock option award amounts are included in Note 17 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(3)	In 2022, each non-employee Director was granted an option to purchase 60,000 shares of Common Stock.

Director Compensation Arrangements

In 2022, in light of the continuing impact that COVID 19 and supply chain constraints were having on the Company’s business, the Board of Directors determined that for the period January 1, 2022 through December 31, 2022 (the “Adjusted Compensation Period”), it would eliminate all cash and unrestricted-stock based compensation (comprising the retainer and Committee service fees) otherwise payable to the directors and in lieu thereof grant to each Director non-qualified options to acquire 60,000 shares of the Company’s common stock.

In 2023, due to the continuing impact of COVID 19 as well as supply chain constraints on the Company’s business, the Board of Directors determined that for the period from January 1, 2023 through December 31, 2023 it would pay to each non-employee Director cash compensation of $1,000 per calendar month and grant to each non-employee Director non-qualified options to acquire 40,000 shares of the Company’s common stock. The Board reserves the right to further modify or eliminate the foregoing adjustments to Director compensation in its discretion. We reimburse each Director for certain travel, lodging and related expenses incurred in connection with attendance at Board and committee meetings. From time to time, in the sole discretion of the Board, we grant equity awards to our non-employee Directors.

On March 19, 2015, the Board adopted the Director Stock Purchase Plan, which was intended to enable outside Directors to allocate portions of their annual retainer fees to be paid in shares of the Company’s Common Stock, in lieu of cash payments. This plan was designed and derived from the Executive Stock Purchase Plan adopted by the Company in June 2014, which was intended to enable executive officers of the Company to allocate a portion of their base salary to be paid in shares of the Company’s Common Stock, in lieu of cash. In March 2016, the Company adopted the Amended and Restated Director Stock Purchase Plan, which replaced the Director Stock Purchase Plan. Under the Amended and Restated Director Stock Purchase Plan (“A&R Director Stock Purchase Plan”), the portion of Directors’ fees (including meeting fees, which were not permitted to be converted into Common Stock purchases under the Director Stock Purchase Plan) permitted to be paid in shares of the Company’s Common Stock, in lieu of cash, was increased and the new plan was made more flexible to encourage the non-employee Directors to elect to receive shares of the Company’s Common Stock in lieu of cash payments. In November 2016, the Company adopted the Second Amended and Restated Director Stock Purchase Plan, which replaced the A&R Director Stock Purchase Plan. Under the Second Amended and Restated Director Stock Purchase Plan (“Second A&R Director Stock Purchase Plan”), Directors were permitted to submit notices from time to time to the Company, deferring payment to such Director of all or a portion of the directors fees due or to become due to such director to a future date, not later than the last day of the first calendar quarter of the following calendar year. Director’s fees deferred under the Second A&R Director Stock Purchase Plan, in all cases are deemed to have been paid in the calendar year earned, even if payment thereof is deferred to the first quarter of the following calendar year. In August 2020, the Company adopted the Third Amended and Restated Director Stock Purchase Plan, which replaced the Second A&R Director Stock Purchase Plan. Under the Third Amended and Restated Director Stock Purchase Plan (“Third A&R Director Stock Purchase Plan”), certain timing restrictions were modified with regard to purchase dates falling outside of trading windows where the proposed purchased date is more than 60 days after the date that a director submits a notice of election under the Third A&R Director Stock Purchase Plan. In October 2020, the Third A&R Director Stock Purchase Plan was amended to modify the definition of “Fair Market Value” in respect of any share of Common Stock purchased thereunder after October 12, 2020, as such definition would apply when the Company’s Common Stock is traded on a National Securities Exchange, from the arithmetic mean of the high and low selling price on the consolidated tape, to the official closing price on the consolidated tape.

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

At our 2016 Annual Meeting, our stockholders approved the adoption of the Blonder Tongue Laboratories, Inc. 2016 Director Equity Incentive Plan (the “2016 Director Plan”), which supplements the A&R 2005 Director Plan. In June, 2020, our stockholders approved an amendment of the 2016 Director Plan, effective as of January 23, 2020, which increased the number of shares of Common Stock available for issuance under the 2016 Director Plan from 400,000 shares to 900,000 shares. Thereafter, in October 2020, the 2016 Director Plan was amended to modify the definition of “Fair Market Value” in respect of any Awards (as defined in the 2016 Director Plan) made after October 12, 2020, as such definition would apply when the Company’s Common Stock is traded on a National Securities Exchange, from the arithmetic mean of the high and low selling price on the consolidated tape, to the official closing price on the consolidated tape. At our annual meeting in 2022, stockholders approved an amendment to the 2016 Director Plan to increase the number of shares of Common Stock available for issuance under the 2016 Director Plan from 900,000 shares to 1,650,000 shares.

The 2016 Director Plan is administered by our Board. Under the 2016 Director Plan, Directors who are not currently employed by us or by any of our subsidiaries and who have not been so employed within the six months preceding a grant, are eligible to receive equity-based awards from time to time as determined by our Board. The 2016 Director Plan authorizes the award of up to a maximum of 1,650,000 shares. Any shares subject to an award issued under the 2016 Director Plan which is terminated, canceled, expired or forfeited for any reason will again be available for the grant of an award. Under the 2016 Director Plan, eligible Directors may be awarded Stock Options, SARs or Stock Awards, which may be either restricted stock or unrestricted stock. Each grant of Stock Options, SARs or Stock Awards will be subject to a written Award Agreement which shall specify the terms and conditions of the grant as determined by the Board; provided, however, that the exercise price for any Stock Options or SARs granted shall not be less than the fair market value of the underlying Common Stock on the date of grant. Awards under the 2016 Director Plan are subject to clawback provisions under applicable law or under policies that may be adopted by us from time to time, and Stock Options awarded under the 2016 Director Plan cannot be re-priced absent advance stockholder approval. The 2016 Director Plan expires on February 4, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 14, 2023 by (i) each person who is known by us to beneficially own more than five percent of our Common Stock, (ii) each of our Directors, (iii) each of our executive officers named in the Summary Compensation Table below, and (iv) all our executive officers and Directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares that they beneficially own, subject to community property laws where applicable.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership(1)		Percent of Class Beneficially Owned
Directors and Executive Officers:

John Burke	102,684	(4)	0.76%
Michael P. Censoplano	62,566	(11)	0.47%
Charles E. Dietz	473,771	(5)	3.50%
Michael Hawkey	102,183	(10)	0.76%
Allen Horvath	359,956	(12)	2.65%
Stephen K. Necessary	333,571	(6)	2.47%
Robert J. Pallé	4,158,749	(3)	27.57%
Gary P. Scharmett	468,581	(7)	3.46%
Steven L. Shea	1,317,444	(8)	9.39%
James F. Williams	414,173	(9)	3.06%
All Directors and executive officers as a group (10 persons)	7,793,678		46.25%

Additional Beneficial Owners:

Carol M. Pallé	26,071	(13)	* %

*	Denotes less than 1%.

(1)	Beneficial ownership as of April 14, 2023 for each person listed includes shares subject to options held by such person which are exercisable within 60 days after such date and the accrued principal amount of subordinated convertible indebtedness that may be converted into shares of our Comm Stock within 60 days of such date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities, which voting or investment power may be further described in the footnotes below. This table contains information furnished to us by the respective stockholders or contained in filings made with the SEC. Certain of our executive officers and Directors may, from time to time, hold some or all of their Common Stock in brokerage accounts having outstanding margin loan balances secured by the Common Stock and the other investment securities held in such brokerage accounts.

(2)	Unless otherwise indicated, the address for each beneficial owner is c/o Blonder Tongue Laboratories, Inc., One Jake Brown Road, Old Bridge, NJ 08857.

(3)	Includes (i) 200,000 shares of Common Stock owned of record by a limited liability company of which Mr. Pallé and his spouse are the sole members, (ii) 2,249,525 shares of Common Stock jointly owned by Mr. Pallé and his spouse, (iii) 990,000 shares of Common Stock underlying options granted by us to Mr. Pallé which are exercisable within 60 days after April 14, 2023, and (iv) 723,746 shares of Common Stock underlying certain convertible indebtedness of the Company held by Mr. Pallé and his spouse, which is outstanding as of, and convertible within 60 days after April 14, 2023. Mr. Pallé disclaims beneficial ownership of the 26,071 shares of Common Stock owned by his spouse. See footnote 17 below.

(4)	Includes 98,798 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 14, 2023.

(5)	Includes 180,000 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 14, 2023.

(6)	Includes (i) 138,630 shares underlying options granted by us that are exercisable within 60 days after April 14, 2023.

(7)	Includes 180,000 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 14, 2023.

(8)	Includes (i) 180,000 shares underlying options granted by us that are exercisable withing 60 days after April 14, 2023 and (ii) 482,563 shares underlying certain convertible indebtedness of the Company held by Mr. Shea, which indebtedness is outstanding as of, and convertible within 60 days after April 14, 2023. Certain of the securities are beneficially owned by Mr. Shea through MidAtlantic IRA, LLC FBO Steven L. Shea IRA.

(9)	Includes 180,000 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 14, 2023.

(10)	Includes 91,148 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 14, 2023.

(11)	Includes 44,000 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 14, 2023.

(12)	Includes 194,050 shares of Common Stock underlying options granted by us which are exercisable within 60 days after April 14, 2023.

(13)	Carol M. Pallé is the spouse of Robert J. Pallé. Includes (i) 200,000 shares of Common Stock owned of record by a limited liability company of which Mr. and Mrs. Pallé are the sole members, (ii) 2,249,525 shares of Common Stock jointly owned by Mr. and Mrs. Pallé, (iii) 26,071 shares of Common Stock owned individually by Mrs. Pallé and (iv) 723,746 shares of Common Stock underlying certain convertible indebtedness of the Company held by Mr. and Mrs. Pallé, which indebtedness is outstanding as of, and convertible within 60 days after April 14, 2023. Mrs. Pallé disclaims beneficial ownership of all such shares of Common Stock other than the 26,071 shares of Common Stock owned individually by Mrs. Pallé. Mrs. Pallé has entered into an agreement with Mr. Pallé granting him voting and dispositive power with respect to the shares other than those owned individually by Mrs. Pallé.

Equity Compensation Plan Information

The following table provides certain summary information as of April 14, 2023 concerning our compensation plans (including individual compensation arrangements) under which shares of our Common Stock may be issued.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights(#)		Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights ($)	Awards of Restricted And Unrestricted Shares (#)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In The First Column) (#)
Equity Compensation Plans Approved By Security Holders	4,357,486	(1)	$0.805	–	597,694	(2)
Equity Compensation Plans Not Approved By Security Holders	500,000		$0.974	–	–
Total	4,857,486		$0.823	–	597,694

(1)	Includes shares of our Common Stock which may be issued upon the exercise of options or rights granted under (i) the A&R 2005 Employee Plan, (ii) the 2016 Employee Plan, (iii) the A&R 2005 Director Plan and (iv) the 2016 Director Plan.

(2)	Includes 100,579 and 173,778 shares of our Common Stock available for issuance as stock option grants, stock appreciation rights, restricted or unrestricted stock awards or performance based stock awards under the A&R 2005 Employee Plan and the 2016 Employee Plan, respectively. Includes 833 and 323,337 shares of our Common Stock available for issuance as stock option grants, stock appreciation rights, or restricted or unrestricted stock awards under the A&R 2005 Director Plan and 2016 Director Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

On April 8, 2020, the Company, as borrower, together with Livewire Ventures, LLC (wholly owned by the Company’s former Chief Executive Officer, Edward R. Grauch), MidAtlantic IRA, LLC FBO Steven L. Shea IRA (an IRA account for the benefit of the Company’s Chairman of the Board, Steven Shea), Carol M. Pallé and Robert J. Pallé (Mr. Pallé is our Chief Executive Officer and a Director), Anthony J. Bruno (a Director), and Stephen K. Necessary (a Director), as lenders (collectively, the “Initial Lenders”) and Robert J. Pallé, as Agent for the Lenders (in such capacity, the “Agent”) entered into a certain Senior Subordinated Convertible Loan and Security Agreement (the “Subordinated Loan Agreement”), pursuant to which the lenders from time to time party thereto may provide up to $1,500,000 of loans to the Company (the “Subordinated Loan Facility”). Interest accrues on the outstanding amounts advanced under the Subordinated Loan Facility at the rate of 12% per annum, compounded and payable monthly, in-kind, by the automatic increase of the principal amount of the loan on each monthly interest payment date, by the amount of the accrued interest payable at that time (“PIK Interest”); provided, however, that at the option of the Company, it may pay interest in cash on any interest payment date, in lieu of PIK Interest.

On April 8, 2020, the Initial Lenders agreed to provide the Company with a Tranche A term loan facility of $800,000, of which $600,000 was advanced to the Company on April 8, 2020, $100,000 was advanced to the Company on April 17, 2020 and $100,000 was advanced to the Company on January 12, 2021. The Initial Lenders participating in the Tranche A term loan facility have the option of converting the principal balance of the loan held by each of them, in whole (unless otherwise agreed by the Company), into shares of the Company’s Common Stock, at a conversion price equal to the volume weighted average price of the Common Stock as reported by the NYSE American, during the five trading days preceding April 8, 2020 (the “Tranche A Conversion Price”) which was calculated at $0.593. The conversion right was subject to stockholder approval as required by the rules of the NYSE American, and such approval was obtained on June 11, 2020 at the Company’s 2020 Annual Meeting.

On April 24, 2020, the Company, the Initial Lenders and Ronald V. Alterio (the Company’s former Senior Vice President-Engineering and Chief Technology Officer) and certain additional unaffiliated investors (the “Additional Lenders,” and, together with the Initial Lenders, the “Lenders”) entered into the First Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder (the “Amendment”). The Amendment provides for the funding of $200,000 of additional loans as a Tranche B term loan under the Subordinated Loan Facility established under the Subordinated Loan Agreement, with such loans being provided by the Additional Lenders. The Amendment also sets the conversion price of $0.55 (the “Tranche B Conversion Price”) with respect to the right of the Additional Lenders to convert the accreted principal balance of the loans held by each of them into shares of the Company’s Common Stock. The terms and conditions of the conversion rights applicable to the Initial Lenders and the Additional Lenders are otherwise identical in all material respects, including the terms restricting conversion to an aggregate amount of shares of Common Stock that would not result in the Company’s non-compliance with NYSE American rules requiring stockholder approval of issuances or potential issuances of shares in excess of the percentage limits specified therein or in an amount that may be deemed to constitute a change of control under such rules. These restrictions terminated as the requisite stockholder approval was obtained on June 11, 2020 at the Company’s 2020 Annual Meeting.

As of March 31, 2023, the amount owed (including accrued PIK Interest) under the Subordinated Loan Facility to each of the related persons identified above is: (i) Livewire Ventures, LLC (Edward R. Grauch): $272,545; (ii) MidAtlantic IRA, LLC FBO Steven L. Shea IRA (Steven Shea): $285,408; (iii) Carol M. Pallé and Robert J. Pallé: $428,112; and (iv) Ronald V. Alterio: $35,420. On January 21, 2022, Stephen K. Necessary converted the $61,908 owed him under the Subordinated Loan Facility into 104,399 shares of Common Stock.

The Subordinated Loan Agreement, including all amendments thereto, and the transactions contemplated thereby were approved by the members of the Board who are not parties to, and have no personal interest in, the Subordinated Loan Agreement and related transactions.

On April 5, 2022, the Company entered into a Ninth Amendment to Loan and Security Agreement (All Assets) (the “MidCap Loan Agreement”) with MidCap Business Credit LLC (“MidCap”). Among other things, the amendment modified the MidCap Loan Agreement’s definition of “Borrowing Base” so as to provide for an over-advance facility (the “2022 Over-Advance Facility”) in an aggregate amount of up to $1,000,000. MidCap’s agreement to enter into the Ninth Amendment was conditioned, in part, on the entry into a participation agreement between MidCap and Robert J. Pallé, our Chief Executive Officer and a Director, and an affiliate of Mr. Pallé (the “Pallé Parties”). The terms of the Ninth Amendment and the participation agreement contemplate that any advances made by Midcap pursuant to the 2022 Over-Advance Facility would be funded by the Pallé Parties under the participation agreement. Advances under the 2022 Over-Advance Facility are subject to the discretion of MidCap and the Pallé Parties. On October 28, 2022, the Company and Midcap entered into an agreement to, among other things, increase the 2022 Over-Advance Facility to $1,500,000. On April 5, 2022, pursuant to the 2022 Over-Advance Facility and the participation agreement, the Pallé Parties funded an initial advance of $200,000 that was provided to the Company. Additional advances of $450,000, $200,000, $125,000were made in April 2022, May 2022 and June 2022, respectively, by Midcap to the Company, which were funded by the Pallé Parties. Further advances may be made to the Company upon its request, subject to the discretion of MidCap and the Pallé Parties, in minimum amounts of not less than $100,000 per tranche. The amount advanced in each tranche will bear an interest rate of 1% per month.

In addition, one of our Directors, Gary P. Scharmett, was, until December 31, 2022, a partner at the law firm of Stradley Ronon Stevens & Young, LLP, which served as our outside counsel until June 2022. For the 2022 and 2021 fiscal years, we were billed fees for legal services by this firm in the aggregate amount of $342,512 and $548,384, respectively. Mr. Scharmett’s interest in these fees arises from his minority ownership interest as a partner at this firm. In the Company’s opinion, the terms of such services were substantially equivalent to those which would have been obtained from unaffiliated parties.

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

In the course of the Board’s consideration and determinations as to these matters, the Board reviewed, among other factors, the matters described above under “Certain Relationships and Related Transactions.” In particular, the Board considered the status of Messrs. Shea and Necessary as creditors of the Company under the Senior Subordinated Convertible Loan and Security Agreement, as amended to date, and also considered Mr. Scharmett’s role as a partner in a law firm providing a variety of legal services to the Company. Based on a review of the surrounding facts and circumstances, the Board determined that these transactions and relationships did not fall within one or more of the disqualifying relationships under the Independence Rules or would otherwise interfere with the exercise of each noted Director’s independent judgment in carrying out the responsibilities of a Director, and also that these transactions and relationships would not disqualify Mr. Shea from service on the Company’s Audit Committee. In its consideration and determinations as to these matters, the Board also considered Mr. Pallé’s current (since March 17, 2023) and recent (until December 31, 2019) service as the Company’s Chief Executive Officer and his service through December 31, 2020 as Managing Director of Strategic Accounts.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees billed by Marcum LLP for professional services rendered for the years ended December 31, 2022 and December 31, 2021.

Services Rendered	2022	2021
Audit Fees	$265,537	$227,168
Audit-Related Fees	19,055	116,133
Tax Fees	25,750	25,774
All Other Fees	–	–
Total Fees	$310,342	$369,075

Audit Fees

The audit fees for fiscal years 2022 and 2021 were billed or expected to be billed for professional services rendered by Marcum LLP for the audit of our annual financial statements, the audit of our internal controls over financial reporting, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and assistance with earnings announcements furnished by us in our Current Reports on Form 8-K.

Audit-Related Fees

The audit-related fees for fiscal years 2022 and 2021 consisted principally of audits of our pension and 401(k) plans, and costs incurred related to our registration statements.

Tax Fees

Tax fees for fiscal years 2022 and 2021 consisted principally of preparing our U.S. federal and state income tax returns.

Our Audit Committee has reviewed the non-audit services currently provided by our independent registered public accounting firm during 2022 and 2021 and has considered whether the provision of such services is compatible with maintaining the independence of such independent registered public accounting firm in performing its audit services. Based on such review and consideration, the Audit Committee has determined that the provision of such non-audit services is compatible with maintaining the independence of the independent registered public accounting firm.

Pre-Approval Policy for Services by Independent Registered Public Accounting Firm

Our Audit Committee has implemented pre-approval policies and procedures for the engagement of our independent registered public accounting firm for both audit and permissible non-audit services. Under these policies and procedures, all services provided by the independent registered public accounting firm must either (i) be approved by our Audit Committee prior to the commencement of the services, (ii) relate to assisting us with tax audits and appeals before a taxing authority or be services associated with periodic reports or registration statements filed by us with the SEC, all of which services are pre-approved by our Audit Committee, or (iii) be a de minimis non-audit service (as described in Rule 2-01(c)(7)(i)(C) of the SEC’s Regulation S-X) that does not have to be pre-approved as long as management promptly notifies our Audit Committee of such service and our Audit Committee approves it prior to the service being completed. Within these parameters, our Audit Committee annually approves the scope and fees payable for the year end audit, statutory audits and employee benefit plans audits to be performed by the independent registered public accounting firm for the next fiscal year. Our Audit Committee also may delegate pre-approval authority for permissible non-audit services to the Audit Committee’s Chairman. Any approvals of non-audit services made by our Audit Committee’s Chairman are then reported by him at the next Audit Committee meeting. All of the services provided by our independent registered public accounting firm during fiscal year 2022 and fiscal year 2021 were approved in accordance with our pre-approval policies and procedures. None of the services were approved pursuant to Rule 2-01(c)(7)(i)(C) of the SEC’s Regulation S-X.

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

(b)	Index to Exhibits:

Exhibit No.	Description	Location
3.1	Restated Certificate of Incorporation of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s S-1 Registration Statement No. 33-98070, originally filed October 12, 1995, as amended.

3.2	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed March 23, 2018.

3.3	Amended and Restated Bylaws of Blonder Tongue Laboratories, Inc.	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2018.

4.1	Specimen of stock certificate.	Incorporated by reference from Exhibit 4.1 to Registrant’s S-1 Registration Statement No. 33-98070, filed October 12, 1995, as amended.

4.2	Description of Securities.	Incorporated by reference from Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2022, filed April 17, 2023.

Exhibit No.	Description	Location
4.3	Form of Purchaser Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed December 16, 2020.

4.4	Form of Placement Agent Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed December 16, 2020.

4.5	Form of Placement Agent Contingent Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed December 16, 2020.

4.6	Warrant to VFT Special Ventures, Ltd.	Incorporated by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 filed January 14, 2021.

4.7	Form of Placement Agent Common Stock Purchase Warrant.	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021.

10.1	Form of Indemnification Agreement entered into by Blonder Tongue Laboratories, Inc. in favor of each of its Directors and Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2013.

10.2	Bargaining Unit Pension Plan.	Incorporated by reference from Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2013, filed March 31, 2014.

10.3*	Executive Officer Bonus Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 13, 1997.

10.4*	Blonder Tongue Laboratories, Inc. 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix A to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 21, 2014.

10.5*	Blonder Tongue Laboratories, Inc. 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Appendix B to Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 21, 2014.

10.6*	Form of Option Agreement under the 2005 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 15, 2005.

10.7*	Form of Option Agreement under the 2005 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2007, filed March 31, 2008.

Exhibit No.	Description	Location
10.8*	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.9*	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended November 3, 2010.	Incorporated by reference from Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010, filed March 21, 2011.

10.10*	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed May 20, 2011.

10.11*	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended May 18, 2011.	Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed May 20, 2011.

10.12*	Form of Option Agreement under the 2005 Employee Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2014, filed August 14, 2014.

10.13*	Form of Option Agreement under the 2005 Director Equity Incentive Plan, as amended and restated.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2014, filed August 14, 2014.

10.14*	Blonder Tongue Laboratories, Inc. Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed June 20, 2014.

10.15*	Director Stock Purchase Plan.	Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed March 23, 2015.

10.16*	Blonder Tongue Laboratories, Inc. 2016 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, filed August 25, 2016.

10.17*	Blonder Tongue Laboratories, Inc. 2016 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, filed August 25, 2016.

10.18	Agreement of Sale dated August 3, 2018 between Blonder Tongue Laboratories, Inc. and Jake Brown Rd LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 6, 2018.

10.19*	Letter Agreement between Blonder Tongue Laboratories, Inc. and Ronald V. Alterio.	Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2018, filed November 14, 2018.

10.20	Sale Agreement Extension dated as of September 20, 2018, between Blonder Tongue Laboratories, Inc. and Jake Brown Rd LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 21, 2018.

Exhibit No.	Description	Location
10.21	Second Amendment to Agreement of Sale dated October 8, 2018.	Incorporated by reference from Exhibit 10.1 to Registrant’s amended Current Report on Form 8-K, filed October 9, 2018.

10.22*	Letter Agreement between Blonder Tongue Laboratories, Inc. and Edward R. Grauch.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 30, 2018.

10.23	Third Amendment to Agreement of Sale dated January 30, 2019.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 31, 2019.

10.24	Loan and Security Agreement dated as of October 25, 2019 by and between MidCap Business Credit LLC, Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and Blonder Tongue Far East, LLC.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.25	Form of Revolving Note.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.26	Pledge and Security Agreement dated as of October 25, 2019 by and between Blonder Tongue Laboratories, Inc. and MidCap Business Credit LLC.	Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.27	Patent and Trademark Security Agreement dated as of October 25, 2019 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC and MidCap Business Credit LLC.	Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.28	Continuing Guaranty dated as of October 25, 2019 of Blonder Tongue Far East, LLC and R. L. Drake Holdings, LLC, as Guarantors, in favor of MidCap Business Credit LLC.	Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed October 30, 2019.

10.29	Deferred Compensation Agreement dated as of December 29, 2019 between Blonder Tongue Laboratories, Inc. and Edward R. Grauch.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 6, 2020.

10.30	Senior Subordinated Convertible Loan and Security Agreement dated as of April 8, 2020 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.31	Consent and Amendment to Loan Agreement and Loan Documents dated as of April 8, 2020 by and among MidCap Business Credit LLC, Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, and Blonder Tongue Far East, LLC.	Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed April 9, 2020.

Exhibit No.	Description	Location
10.32	Subordination Agreement dated as of April 8, 2020 by and between MidCap Business Credit LLC, the party identified therein as the Junior Creditor, Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, and Blonder Tongue Far East, LLC.	Incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.33	Continuing Guaranty of R. L. Drake Holdings, LLC, dated as of April 8, 2020, in favor of the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.34	Patent and Trademark Security Agreement dated as of April 8, 2020 by and between Blonder Tongue Laboratories, Inc., R. L. Drake Holdings, LLC, and party identified therein as Agent.	Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.35*	Amendment No. 1 to Second Amended and Restated Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 9, 2020.

10.36	First Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder, dated as of April 24, 2020 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 27, 2020.

10.37*	Form of Deferred Compensation Agreement for certain Executive Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed May 19, 2020.

10.38*	Form of Deferred Compensation Agreement for certain Executive Officers.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed September 4, 2020.

10.39*	Second Amended and Restated Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 14, 2020.

10.40*	Amendment No. 1 Second Amended and Restated Executive Stock Purchase Plan.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed October 14, 2020.

10.41*	Third Amended and Restated Director Stock Purchase Plan.	Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

10.42*	Amendment No. 1 to Third Amended and Restated Director Stock Purchase Plan.	Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

10.43*	Amendment No. 2 to 2016 Director Equity Incentive Plan.	Incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

10.44*	Amendment No. 3 to 2016 Employee Equity Incentive Plan.	Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2020, filed November 12, 2020.

Exhibit No.	Description	Location
10.45	Second Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder, dated as of December 28, 2020 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 29, 2020.

10.46*	Deferred Compensation Agreement, Dated as of December 30, 2020.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 30, 2020.

10.47	Second Amendment to Loan Agreement, Dated as of January 8, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 11, 2021.

10.48	Third Amendment to Senior Subordinated Convertible Loan and Security Agreement and Joinder, dated as of January 28, 2021 by and between Blonder Tongue Laboratories, Inc., the parties identified therein as Lenders and the party identified therein as Agent.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2021.

10.49*	Omnibus Amendment to Non-Qualified Stock Option Agreements.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 11, 2021.

10.50	Third Amendment to Loan Agreement, effective as of June 14, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2021.

10.51	Fourth Amendment to Loan Agreement, dated July 30, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 2, 2021.

10.52	Sales Agreement dated August 16, 2021, between Blonder Tongue Laboratories, Inc. and Roth Capital Partners, LLC.	Incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2021.

10.53	Stock Purchase Agreement dated as of August 23, 2021, between Blonder Tongue Laboratories, Inc. and Cavalry Fund I LP.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 23, 2021.

10.54	Fifth Amendment to Loan Agreement, dated August 26, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 30, 2021.

10.55**	Promissory Note dated August 24, 2021.	Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed August 30, 2021.

Exhibit No.	Description	Location
10.56	Stock Purchase Agreement dated as of November 15, 2021 between Blonder Tongue Laboratories, Inc. and Cavalry Fund I LP.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 11, 2021.

10.57*	Form of Deferred Compensation Agreement.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 14, 2021.

10.58	Sixth Amendment to Loan Agreement, dated December 16, 2021.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2021.

10.59	Seventh Amendment to Loan Agreement, dated February 11, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 15, 2022.

10.60	Eighth Amendment to Loan Agreement, dated March 3, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 4, 2022.

10.61	Ninth Amendment to Loan Agreement, dated April 5, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2022.

10.62	Tenth Amendment to Loan Agreement, dated May 5, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 5, 2022.

10.63	Eleventh Amendment to Loan Agreement, dated June 14, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2022.

10.64	Twelfth Amendment to Loan Agreement, dated July 1, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 6, 2022.

10.65	Thirteenth Amendment to Loan Agreement, dated October 25, 2022	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 31, 2022.

10.66	Fourteenth Amendment to Loan Agreement, dated October 28, 2022.	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 3, 2022.

Exhibit No.	Description	Location
21	Subsidiaries of Blonder Tongue	Incorporated by reference from Exhibit 21 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2022, filed April 17, 2023.

23.1	Consent of Marcum LLP.	Incorporated by reference from Exhibit 23.1 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2022, filed April 17, 2023.

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from Exhibit 31.1 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2022, filed April 17, 2023.

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from Exhibit 31.2 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2022, filed April 17, 2023.

31.3	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.

31.4	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from Exhibit 32.1 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2022, filed April 17, 2023.

32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from Exhibit 32.2 to Registrant’s Annual Report on Form 10-K for the period ending December 31, 2022, filed April 17, 2023.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File--the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

*	Indicates management contracts or compensation plans or arrangements.

**	Certain confidential information contained in this exhibit, market by brackets, has been omitted because the information (i) is not material and (ii) would be competitively harmful if disclosed.

(c)	Financial Statement Schedules:

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

BLONDER TONGUE LABORATORIES, INC.

Date: April 28, 2023	By:	/s/ Robert J. Pallé
Robert J. Pallé
Chief Executive Officer

	By:	/s/ Michael P. Censoplano
Michael P. Censoplano
Chief Financial Officer, Treasurer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Pallé	Chief Executive Officer, President, and Director	April 28, 2023
Robert J. Pallé	(Principal Executive Officer)

/s/ Michael P. Censoplano	Chief Financial Officer, Treasurer, and Secretary	April 28, 2023
Michael P. Censoplano	(Principal Financial Officer and Principal Accounting Officer)

/s/ James F. Williams	Director	April 28, 2023
James F. Williams

/s/ Charles E. Dietz	Director	April 28, 2023
Charles E. Dietz

/s/ Gary P. Scharmett	Director	April 28, 2023
Gary P. Scharmett

/s/ Steven L. Shea	Director	April 28, 2023
Steven L. Shea

/s/ Stephen K. Necessary	Director	April 28, 2023
Stephen K. Necessary

/s/ John Burke	Director	April 28, 2023
John Burke

/s/ Michael Hawkey	Director	April 28, 2023
Michael Hawkey